Form 10-K
period 1998-12-31
PINNACLE GLOBAL GROUP INC
filed 1999-04-01
CIK 1071341

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 333-65417

                          PINNACLE GLOBAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          TEXAS                                                   76-0583569
             (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                   IDENTIFICATION NO.)

                           5599 SAN FELIPE, SUITE 301
                              HOUSTON, TEXAS 77056
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

      Registrant's telephone number, including area code:  (713) 993-4610

             2900 NORTH LOOP WEST, SUITE 1230, HOUSTON, TEXAS 77092
                                 (713) 263-7283

      (FORMER ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICE)

        Securities Registered Pursuant to Section 12(b) of the Act: None
          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  H   No  M

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 25, 1999, the registrant had 7,125,264 outstanding shares of Common Stock, par value $0.01 per share, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was $29,353,308. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 1999 Annual Meeting of Shareholders (the "Proxy Statement") and filed pursuant to Regulation 14A is incorporated herein by Reference into Part III of this report.

================================================================================

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                          PAGE
                                                          ----
PART I.
     Item 1.      Business.............................     1
     Item 2.      Properties...........................    11
     Item 3.      Legal Proceedings....................    12
     Item 4.      Submission of Matters to a Vote of
                    Security Holders...................    12
PART II.
     Item 5.      Market for the Registrant's Common
                    Equity and Related Stockholder
                    Matters............................    13
     Item 6.      Selected Financial Data..............    14
     Item 7.      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations......................    15
     Item 7A.     Quantitative and Qualitative
                    Disclosures About Market Risk......    18
     Item 8.      Financial Statements and
                    Supplementary Data.................    20
     Item 9.      Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure...............    37
PART III.
     Item 10.     Directors and Executive Officers of
                    the Registrant.....................    37
     Item 11.     Executive Compensation...............    37
     Item 12.     Security Ownership of Certain
                    Beneficial Owners and Management...    37
     Item 13.     Certain Relationships and Related
                    Transactions.......................    37
PART IV.
     Item 14.     Exhibits, Financial Statement
                    Schedules and Reports on Form
                    8-K................................    38

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     Pinnacle Global Group, Inc. ("Pinnacle" or the "Company") is a publicly owned holding company that provides a broad range of financial services through its wholly owned operating entities. Pinnacle's financial services include investment banking, merchant banking, institutional and retail brokerage, investment management, secondary market loan and loan servicing placement and trust related services. Pinnacle serves a diverse group of institutional, corporate and individual clients predominantly located within the southwestern United States; however, its fixed-income securities business is conducted for clients throughout the United States, Europe and Japan and its loan and servicing placement business is conducted on a national basis.

     Pinnacle is the successor issuer to TEI, Inc. ("TEI"), which is now a wholly owned subsidiary of Pinnacle. During 1995, 1996 and 1997, TEI disposed of all of its operations other than its liquid waste business and related facility located in Charlotte, North Carolina operated through its subsidiary Energy Recovery Resources, Inc. ("ERRI"). As a result of these dispositions, TEI had cash and liquid investments of approximately $28.0 million at December 31, 1998.

     From January 1997 through the first quarter of 1998, TEI's management actively evaluated strategies and financial alternatives for maximizing shareholder value. In late April 1998, TEI reached an agreement in principle to combine with three Houston based financial services firms. These firms were Harris Webb & Garrison, Inc. ("HWG"), a full service regional investment banking, brokerage and financial services firm serving the southwestern United States, Pinnacle Management & Trust Company ("PMT"), a Texas state chartered trust company and investment management firm, and Spires Financial, L.P. ("Spires"), a regional institutional brokerage services and investment banking firm specializing in fixed income securities and whole loan and loan servicing transactions.

     On January 29, 1999, TEI completed the combination (the "Transactions") with HWG, PMT and Spires, with Pinnacle emerging as the new public holding company. In the Transactions, just over 50% of Pinnacle's outstanding shares were issued to TEI's former shareholders in exchange for their TEI shares, and slightly less than 50%, or 3,562,500 shares, were issued to the former owners of the financial services firms. Pinnacle's new board includes six former TEI directors and six designees of the financial services firms. Executive officers of the financial services firms serve as the primary executive officers of Pinnacle, with TEI's former president and chief executive officer continuing as Pinnacle's Vice-Chairman.

     In March 1999, Pinnacle's new management decided to discontinue the operations of ERRI's liquid waste business effective December 31, 1998. These operations, which are conducted primarily in Charlotte, North Carolina and surrounding areas, involve the treating, recycling, and handling of wastewater, waste oil and other non-hazardous fluid waters for owners and operators of under and above ground storage tanks and other commercial and industrial waste generators. Management believes the sale of the liquid waste business and related Charlotte, North Carolina facility will be consummated within the next 12 months.

     Pinnacle was incorporated in Texas in August 1998 in connection with the Transactions. The Company's principal executive offices are located at 5599 San Felipe, Suite 301, Houston, Texas 77056, and its telephone number is (713) 993-4610.

     HISTORICAL FINANCIAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K RELATES ONLY TO THE OPERATIONS OF TEI PRIOR TO THE TRANSACTIONS AND DOES NOT INCLUDE ANY FINANCIAL DATA OR RESULTS OF OPERATIONS OF THE FINANCIAL SERVICE FIRMS FOR ANY PRIOR PERIOD. THE FOLLOWING DESCRIPTION OF PINNACLE'S BUSINESS INCLUDES THE OPERATIONS OF THE COMBINED COMPANY RESULTING FROM THE TRANSACTIONS, EXCEPT FOR TEI'S DISCONTINUED LIQUID WASTE BUSINESS.

BUSINESS STRATEGY

     Pinnacle's business strategy is to (1) increase its asset management and trust business; (2) expand its fixed-income securities trading activities; (3) expand its capital markets activities; (4) improve the profitability of its brokerage operations; and (5) enhance the financial services Pinnacle offers its clients. Management plans to supplement PGG's internal growth with strategic acquisitions. Pinnacle also believes certain cross-selling opportunities among the financial service firms, and certain unquantified potential operating efficiencies, will be available. The principal elements of Pinnacle's business strategy are:

         o INCREASE ASSET MANAGEMENT AND TRUST BUSINESS. Management intends to grow Pinnacle's business by expanding its asset management and trust services related business by improving PMT's coordination with the HWG and Spires brokerage networks, and by increasing the assets under its management through acquisitions and internal growth.

         o EXPAND FIXED-INCOME SECURITIES ACTIVITIES. Historically, Spires has conducted limited trading activity due to the capital-intensive nature of purchasing inventory and hedging activities necessary to conduct this business. Pinnacle believes that its proprietary financial network and technology developed by Spires provides it with an opportunity to profitably expand its fixed-income securities trading business. Pinnacle believes the increased capital and inventory purchasing power created by the Transactions allow for the successful implementation of this strategy.

         o EXPAND CAPITAL MARKETS ACTIVITIES. Pinnacle intends to increase its investment banking and merchant banking business by committing greater resources to, and by carefully focusing its research and coverage on, geographic regions and industries which management believes offer the greatest opportunities. Management believes that this independent and regional focus is particularly well suited to the southwestern regions currently served by Pinnacle. Management also believes that consolidations within the investment banking industry, as a whole, will offer enhanced opportunities for those firms which maintain their local and industry specific focus.

         o IMPROVE PROFITABILITY OF BROKERAGE OPERATIONS. Pinnacle intends to improve the profitability of its brokerage operations primarily by hiring additional experienced and productive investment executives and by providing its investment executives with enhanced training, product offerings, information systems, support and access to the expertise and services of each of the financial services firms. Management believes that the implementation of this strategy will be aided by Pinnacle's entrepreneurial culture and improved liquidity resulting from the Transactions.

         o ENHANCE PERSONALIZED, HIGH-END SERVICE. Pinnacle's financial services subsidiaries have traditionally sought to attract and retain clients by offering a high level of personal service responsive to client needs. Pinnacle intends to increase its commitment to service by providing its clients with advanced account and investment information systems and flexibility in determining appropriate fee schedules for certain services based upon the level of client needs, and by providing an array of one-stop investment and financial planning services.

         o SUPPLEMENT GROWTH WITH STRATEGIC ACQUISITIONS. Management plans to actively pursue opportunities to acquire other firms with complementary businesses to strengthen or expand the firm's geographic or product offering base. Management believes that attractive acquisition opportunities exist, particularly among smaller regional firms that want to affiliate with a larger firm while still retaining their regional identity and focus and entrepreneurial culture. In addition, Pinnacle believes that the consolidation trends in the financial services industry will allow it to hire proven financial professionals who prefer the culture and opportunities inherent in a regional and entrepreneurial firm. Management believes that acquisitions may also allow Pinnacle to realize cost benefits by leveraging its infrastructure.

SERVICES

     Pinnacle provides its financial services through its operating subsidiaries -- HWG, PMT and Spires. The financial services offered by each of these entities are described below.

HWG

     RETAIL BROKERAGE. Through HWG, Pinnacle's strategic plan in the retail brokerage business is to attract and retain experienced brokers. Its retail brokerage business has developed and grown by establishing and maintaining relationships with high net worth individuals. HWG offers its clients brokerage services relating to equity securities, fixed income securities, mutual funds, insurance products, options and U.S. government and municipal securities. Commissions are charged on both exchange and over-the-counter agency transactions under commission rate tables formulated by HWG. In addition to retail commissions, HWG generates revenue from asset-based advisory services and managed accounts where fees are based on a percentage of the assets held in the client's account in lieu of commissions on a transaction-by-transaction basis.

     HWG provides its retail clients with a broad range of services delivered in a personalized, service-oriented manner. In addition to recommending and effecting transactions in securities, HWG makes available to its retail clients equity research reports prepared by HWG and by third party research analysts. Other services provided by HWG include portfolio strategy, financial planning and tax, trust and estate advice. HWG believes that the personalized nature and range of services it provides to its retail clients is a key factor in the success of its retail brokerage unit.

     HWG conducts its retail brokerage operations through its Houston, Texas office. At December 31, 1998, HWG's retail sales force was comprised of 20 commissioned sales persons who average over 15 years experience in the securities brokerage business. Pinnacle believes its strategy of providing HWG's brokers with a high level of support, the flexibility to operate in an entrepreneurial manner and a corporate culture which encourages performance, employee ownership, advanced technologies and competitive compensation packages, will allow HWG to recruit and retain experienced and productive brokers.

     INVESTMENT BANKING AND UNDERWRITING ACTIVITIES. Pinnacle's investment banking strategy is directed at building, through HWG, a balanced mix of financial advisory services, corporate security underwriting and private financings, including venture capital financings, with a geographic focus on the southwestern United States. HWG's financial advisory services include advice on mergers, acquisitions and divestitures, fairness opinions and financing strategies. HWG can also provide valuations, litigation support and financial consulting services. These financial advisory services are typically provided to emerging or middle market companies with a presence in the southwestern United States.

     HWG participates in underwritten public securities distributions as a member of underwriting syndicates or of selling groups lead-managed by national investment banking firms. During 1998, HWG participated in 11 underwritten public securities offerings. As HWG's business matures and develops, Pinnacle's long-term strategy includes targeting co-manager roles in selected underwritten public offerings of securities. HWG has also served as placement agent in several private placements of securities under a variety of fee structures depending on the amount of capital raised, including cash and equity contingent fees, cash and equity non-contingent fees, adjustable cash and equity fees or a combination of two or more of the foregoing. Similar to its financial advisory services, HWG's participation in corporate securities distributions, whether public or private, typically involves emerging or middle market companies with a southwestern United States presence.

     MERCHANT BANKING. HWG entered the merchant banking business in 1996. This activity focuses on providing private equity capital for middle-market growth companies within a broad range of industries, including, among others, business services, communications, computing, distribution, direct marketing of electronic financial services, gaming, information technology, Internet, media entertainment, retail, specialty chemicals and biotechnology. These transactions may take a variety of forms, such as buyouts, growth buildups, consolidation of several private companies in conjunction with public and private offerings, expansion capital and venture capital financings. These merchant banking activities are currently conducted through HWG Capital, L.L.C., which is owned 50% by Pinnacle and 50% by an officer of HWG. In addition, Pinnacle currently holds a significant equity position in BioCyte Therapeutics, Inc., an early stage biotechnology company focusing on diagnostics and therapeutics for cancer-related diseases. There is no assurance that BioCyte will ever develop any commercially marketable products.

     PRINCIPAL TRANSACTIONS. HWG makes markets, buying and selling as principal, in common stocks, convertible preferred stocks, warrants and other securities traded on Nasdaq or other OTC markets. At December 31, 1998, HWG made markets in equity securities of over 12 issuers. These securities are generally those in which there is a substantial continuing client interest and include securities for which HWG has participated in the underwriting or on which it provides research reports.

PMT

     TRUST, ASSET MANAGEMENT AND RELATED SERVICES. Through PMT, Pinnacle provides a variety of trust services, including investment management, estate settlement, retirement planning, mineral interest management, funeral and cemetery trust administration, real estate and retirement plan administration, and other back-office services, such as custody of assets and record keeping. PMT meets with each client to develop asset management strategies that are consistent with the client's business or personal needs and investment objectives. Consideration is given to the client's financial and investment objectives, risk tolerance, investment restrictions and time horizon. Pinnacle believes this total investment management approach provides clients with increased diversification, reduced risk and greater control over their portfolios.

     PMT's employees periodically monitor its clients through direct telephone calls and personal visits to ensure the client's needs are satisfied. PMT recently licensed a new trust accounting software which provides its clients with many additional benefits, including flexible statement packages and access to account information on the Internet through a link established between PMT's "home page" and the licensor of the software's database.

     PMT derives its revenues mainly from asset management and fiduciary fees based on a percentage of assets under administration. At December 31, 1998, PMT had $439 million of assets under management. The actual fee charged is based on a rate schedule formulated by PMT from time to time. Rates vary depending on the services being provided and the amount of assets involved. Pinnacle believes that this fee structure, as opposed to transactional commissioned-based arrangements, more closely aligns Pinnacle's interests with its clients and helps develop long-term client relationships.

SPIRES

     INSTITUTIONAL BROKERAGE. Through Spires, Pinnacle provides brokerage services to institutional clients relating primarily to fixed-income securities, such as municipal securities, U.S. government and agency securities, mortgage-related securities, including those issued through Government National Mortgage Association ("GNMA"), Federal National Mortgage Association
("FNMA") and Federal Home Loan Mortgage Corp. ("FHLMC"), and corporate investment-grade and high-yield bonds. Commissions are charged on all institutional securities transaction based on rates formulated by Spires.

     TRADING. Rather than trading a wide variety of securities in direct competition with Wall Street firms, Spires has developed a niche strategy to proprietarily trade certain fixed-income securities, including U.S.

government securities, certain mortgage related securities and collateralized mortgage obligations. In its trading activities, Spires generally acts as a wholesaler. It buys round-lot and odd-lot positions, sells round-lot and odd-lot positions and acts as market-maker in round-lot and odd-lot positions. The majority of Spires' counterparts in these transactions are other broker-dealers. Spires' trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market.

     The positions carried in Spires' trading accounts fluctuate significantly. The size of the securities positions on any one date may not be representative of Spires' exposure on another date because the securities positions vary substantially depending on economic and market conditions, the allocation of capital among types of inventories, customer demands and trading volume. The aggregate value of inventories that Spires' can carry is limited by certain requirements under the net capital requirements of the Exchange Act.

     Spires has established procedures designed to reduce the risks of its trading activities. It employs a hedging strategy designed to insulate the net value of its trading inventory from fluctuations in the general level of interest rates. However, it is not possible to hedge completely the risks of interest rate fluctuations for some of the fixed-income securities that Spires trades, primarily because the price movements of financial instruments typically used to hedge long positions in such securities may not precisely mirror the price movements of the hedged securities under all market conditions. In addition to its hedging procedures, Spires seeks to mitigate the risks associated with its proprietary trading activities by subjecting its trading inventory positions and profit and loss statements to daily review by its senior management. Senior management of Spires reviews daily the profit and loss and inventory positions of the trading desks. However, such procedures may not prevent such a loss, which could adversely affect Spires' business, financial condition, results of operations or cash flows.

     OTHER ACTIVITIES. Institutional client securities transactions are executed on either a cash or margin basis. Under the current clearing arrangement with Daiwa Securities America, Inc. ("Daiwa") in an institutional margin transaction, credit is extended to a client through Daiwa for the purchase of securities, using the securities purchased and/or other securities in the client's account as collateral for amounts loaned. Spires receives income from interest charged on such extensions of credit. Although income from interest charged has not historically been a significant source of revenue, in the future, the financing of margin purchases can be an important revenue source, since interest rate paid by the client on funds loaned through Spires exceeds Spires' interest costs for net customer debit balances paid to Daiwa. Spires' gross interest revenues are affected not only by prevailing interest rates, but also by the volume of business conducted on a margin basis. By permitting a client to purchase on margin, Spires takes the risk that market declines could reduce the value of the collateral below the principal amount loaned, plus accrued interest, before the collateral can be sold. Amounts loaned are limited by margin regulations of the Board of Governors of the Federal Reserve System and other regulatory authorities and are subject to Daiwa and credit review and daily monitoring procedures.

     Spires is also active as a secondary market broker for residential, consumer and commercial loans, and derives revenue from the placement of mortgage servicing and newly "securitized" mortgaged collateral on a nationwide basis.

CLIENTS

     Clients of Pinnacle's broker dealer subsidiaries, HWG and Spires, vary according to the nature of the services provided. HWG's retail brokerage services are generally focused on high net worth individuals located within the southwestern United States. HWG's investment banking, underwriting, merchant banking, and principal transaction activities are targeted at emerging and middle market companies with a southwestern United States presence. Spires services institutional clients throughout the United States, Europe and Japan. At December 31, 1998, Spires had over 700 institutional clients consisting mostly of pension funds, money managers, mutual and hedge funds, insurance companies, commercial banks and thrift companies.

     Pinnacle's trust subsidiary, PMT, provided trust services to approximately 150 clients as of December 31, 1998. These clients consist mainly of high net worth individuals and their respective estates and trusts, 401(k) and other employee-directed company sponsored retirement plans and charitable and other non-profit corporations. PMT also provides trust services relating to trust funds of owners and operators of funeral homes, cemeteries and related businesses.

INTELLECTUAL PROPERTY

     Pinnacle, through Spires, has developed proprietary trading tools in connection with its fixed-income securities business. As the structures of fixed-income securities have become increasingly complex, successful investors need reliable, accurate and timely information to make prudent investment decisions. To satisfy this need, Spires has invested significant capital in an integrated proprietary trading tool known as the "Spires Financial Network," or "SFN." SFN is delivered to Spires' clients by direct dial-up or over the Internet. Through the Internet, Spires' employees and clients access proprietary databases, search engines and analytics of Spires through its "home page." Minimal investment is required by the client since all computing is performed on Spires servers in Houston, Texas. Only mouse clicks and screen graphics are transmitted over the Internet.

     SFN proprietary databases provide current and fourteen-year historical market information relating to mortgage-backed securities, collateralized mortgage obligations and other matters. SFN's proprietary search engines and analytics include:

      o Portfolio Pro -- reduces the client's entire portfolio to a single security by blending cash flows of each position in the portfolio according to selected interest rate scenarios; and

      o Bond Locator -- permits database searching capabilities by CUSIP, description or profile. Through applications offered by SFN, Spires and its clients are better able to achieve liquidity and execution by matching buyers and sellers of similar securities.

     These databases also accelerate securities selection and improve overall yield and total rate of return by isolating the best investment alternatives based on the client's investment criteria.

     In December 1997, Spires obtained a Global Data License from Bloomberg Financial Markets. As a result, Spires can redistribute selected Bloomberg data through SFN to its clients. As one of the few entities able to redistribute this data, Spires provides its customers with additional market information not available from competitors.

     SFN is supported by a staff of five full-time system development, programming and support personnel. These people are responsible for system maintenance and support and development of proprietary software tools based on information provided by Spires' brokerage and trading professionals and its institutional clients.

     Pinnacle management believes that SFN is a key element in the success of Spires institutional brokerage and trading activities.

MARKETING

     The marketing efforts of Pinnacle's broker dealer subsidiaries, HWG and Spires, are conducted primarily by in-house staff of approximately 35 located at the Houston headquarters of HWG and Spires and at Spires' four branch offices. HWG and Spires target their client groups through mailouts, telephone calls, in-person presentations and firm-sponsored workshops. Due to the nature of HWG's business, its regional name recognition and the reputation of its management, certain business is obtained through referrals from other investment bankers or initiated directly by the client. In addition, Pinnacle believes that Spires' SFN proprietary technology has been critical to its client development success.

     Pinnacle's trust subsidiary, PMT, conducts its marketing and business development efforts on a company-wide basis. All PMT employees are encouraged to be actively involved in business development efforts through maintenance of professional and personal relationships and active involvement in community events. PMT markets its specific client groups through mailouts, telephone calls, multi-media client presentations and company-sponsored or co-sponsored workshops and seminars.

     Pinnacle believes certain cross-selling opportunities existing among HWG, PMT and Spires based on the relationships developed by the individual companies.

RELATIONSHIP WITH CLEARING BROKERS

     Pinnacle's broker-dealer subsidiaries, HWG and Spires, both use the services of clearing brokers. Currently, HWG clears all transactions, and carries accounts for clients, with S.G. Cowen & Company ("S.G. Cowen") under a fully disclosed clearing arrangement. HWG is currently in the process of evaluating engagement alternatives with other clearing brokers. Spires clears its transactions, and carries client accounts, primarily through Daiwa and other clearing brokers. Both S.G. Cowen and Daiwa serve as principal and clearing broker in all transactions. Spires uses other clearing brokers in addition to Daiwa. These clearing brokers also provide HWG and Spires with information necessary to generate commission runs, transaction summaries, data feeds for various reports including compliance and risk management, execution reports, trade confirmations, monthly account statements, cashiering functions and handling of margin accounts. Pinnacle believes these arrangements produce clearing costs that are competitive within the industry.

     Each of HWG and Spires have an uncommitted financing arrangement with these clearing brokers under which it finances its customer accounts, certain broker-dealer balances and firm trading positions through these clearing brokers. Although the customer accounts and such broker-dealer balances will not be reflected on Pinnacles' Consolidated Statements of Financial Condition for financial accounting reporting purposes, each of HWG and Spires has generally agreed to indemnify these clearing brokers for losses it may sustain in connection with accounts of their respective clients. Pinnacle therefore retains risk on these accounts. HWG and Spires are each required to maintain certain cash or securities on deposit with its clearing brokers.

EFFECTS OF INTEREST RATES

     Pinnacle's financial service business is affected by general economic conditions, including movements of interest rates. As interest rates increase, the prices of equity securities may decline, partially reflecting the increased competition posed by more attractive rates on fixed-income securities and partially reflecting the fact that interest rate increases may tend to dampen economic activity by increasing the cost of capital for investment and expansion, thereby reducing corporate profits and the value of equity securities. As interest rates decline, equity securities may tend to rise in value. The impact of these fluctuations and changes may affect the profitability of Pinnacles' retail brokerage and investment banking activities. Retail commission revenue may also be affected by changes in interest rates and any resulting indirect impact on the value of equity securities. Pinnacle's interest income and interest expense may likewise change as interest rates change.

     Pinnacle's revenues relating to asset-based advisory services and managed accounts are typically from fees which are generally based on the market value of assets under management. Consequently, significant fluctuations in the values of securities, which can occur with changes in interest rates or changes in other economic factors, may materially affect the amount of assets under management, and thus, Pinnacle's revenues and profitability.

     Pinnacle's inventory of fixed income securities may fluctuate as interest rates change. As interest rates decrease, the prices of fixed-income securities may increase, partially reflecting the increased demand for securities with higher coupon rates. As interest rates increase, fixed-income securities may tend to decrease in value reflecting the availability of newer securities with higher coupon rates. Institutional commission revenue may also be affected by changes in interest rates and any resulting indirect impact on the value of fixed-income securities.

COMPETITION

     Pinnacle's financial services business and the securities business in general are highly competitive. The principal competitive factors influencing Pinnacle's financial services business are its:

  o   professional staff             o   ability to commit capital to
  o   reputation in the marketplace client transactions and its mix of
  o   existing client relationships       market capabilities

     Pinnacle's ability to compete effectively in its securities brokerage and investment banking activities will also be influenced by the adequacy of its capital levels and by its ability to raise additional capital.

     Pinnacle competes directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, dealers, investment banking firms, investment advisors and certain commercial banks. They also compete for asset management and fiduciary services with commercial banks, private trust companies, insurance companies and others. Domestic commercial banks and large international banks have recently entered the securities business, including markets in which they compete. Pinnacle expects competition from domestic and international banks to increase as a result of recent and anticipated legislative and regulatory initiatives in the United States to remove or relieve restrictions on commercial banks relating to the sale of securities.

     The financial services industry has become considerably more concentrated as many securities firms have either ceased operations or been acquired by or merged into other firms. Many of these larger firms have significantly greater financial and other resources than Pinnacle and can offer their customers more product offerings, lower pricing, broader research capabilities, access to international markets and other products and services not offered by Pinnacle, which may give such firms competitive advantages over Pinnacle.

     Pinnacle also faces competition from a rapidly developing discount or electronic brokerage services industry. These competitors may have lower costs and may offer their customers more attractive pricing or other terms. Pinnacle also anticipates competition from underwriters who attempt to effect public offerings using non-traditional means of distribution, including through electronic media like the Internet. In addition, issuers may try to sell their securities directly to purchasers, including through electronic media such as the Internet. If issuers and purchasers of securities can transact business without financial intermediaries, such as Pinnacle, Pinnacle's operating results could be adversely affected.

GOVERNMENT REGULATION

     The securities industry is one of the nation's most extensively regulated industries. The SEC is responsible for carrying out the federal securities laws and serves as a supervisory body over all national securities exchanges and associations. The regulation of broker-dealers has to a large extent been delegated by the federal securities laws to Self Regulatory Organizations ("SROs"). These SROs include, among others, all the national securities and commodities exchanges and the NASD. Subject to approval by the SEC and certain other regulatory authorities, SROs adopt rules that govern the industry and conduct periodic examinations of the operations of Pinnacle's broker-dealer subsidiaries -- HWG and Spires. HWG and Spires are also subject to regulation under the laws of the states, Puerto Rico and certain foreign countries in which it is registered to conduct securities, investment banking, insurance or commodities business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion of a firm, its officers or employees.

     As a registered broker-dealer, HWG and Spires are subject to certain net capital requirements of Rule 15c3-1 under the Exchange Act. The net capital rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers. The net capital rules also:

          (1) require that broker-dealers notify the SEC, in writing, two business days before making withdrawals or other distributions of equity capital or lending money to certain related persons if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital, and that they notify the SEC within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer's excess net capital;

          (2) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if after the distribution or loan, the broker-dealer has net capital of less than $300,000 or if the aggregate indebtedness of the broker-dealer's consolidated entities would exceed 1,000% of the broker-dealer's net capital and in certain other circumstances; and

          (3) provide that the SEC may, by order, prohibit withdrawals from capital of a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and if the SEC believes the withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer's ability to pay its customer claims or other liabilities.

     HWG and Spires are also subject to "Risk Assessment Rules" imposed by the SEC which require that certain broker-dealers maintain and preserve certain information, prescribe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain "Material Associated Persons" (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to SEC regulation. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over HWG's unregulated subsidiaries either directly or through its existing authority over HWG and its regulated subsidiaries.

     HWG is registered with the SEC as an investment adviser under the Investment Advisers Act and is subject to regulations under both the Investment Advisers Act and certain state securities laws and regulations. These regulations relate to, among other things, (1) limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, (2) record-keeping and reporting requirements, (3) disclosure requirements, (4) limitations on principal transactions between an advisor or its affiliates and advisory clients, and (5) general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under federal securities laws.

     As a registered investment adviser under the Investment Advisers Act, HWG is subject to regulations which cover various aspects of HWG's business, including compensation arrangements. Under the Investment Advisers Act, every investment advisory agreement with HWG's clients must expressly provide that the agreement may not be assigned by the investment adviser without the client's consent. Under the Investment Company Act, every investment adviser's agreement with a registered investment company must provide for the agreement's automatic termination if it is assigned. Under both the Investment Advisers Act and the Investment Company Act, an investment advisory agreement is deemed to have been assigned when there is a direct or indirect transfer of the agreement, including a direct assignment or a transfer of a "controlling block" of the firm's voting securities or, under certain circumstances, upon the transfer of a "controlling block" of the voting securities of its parent corporation. A transaction is not, however, an assignment under the Investment Advisers Act or the Investment Company Act if it does not result in a change of actual control or management of the investment adviser. Any assignment of HWG's investment advisory agreements would require, as to any registered investment company client, the prior approval of a majority of the investment company's shareholders, and as to HWG's other clients, the prior consent of such clients.

     Pinnacle's trust subsidiary, PMT, operates in a highly regulated environment and is subject to extensive supervision and examination by Texas regulatory agencies. As a Texas chartered trust company, PMT is subject to the Texas Trust Company Act, the rules and regulations promulgated under that act and supervision by the Texas Banking Commissioner. These laws are intended primarily for the protection of PMT's clients, rather than for the benefit of investors. The Texas Trust Company Act provides for, and regulates, a variety of matters, such as:

      o   periodic examinations by the office of the Texas Banking Commissioner;

      o   furnishing periodic financial statements to the Commissioner;

      o   minimum net capital maintenance requirements;

      o   fiduciary record-keeping requirements;

      o   bonding requirements for the protection of clients;

      o   restrictions on investments of restricted capital;

      o   lending and borrowing limitations;

      o   prohibitions against engaging in certain activities;

      o prior regulatory approval for certain corporate events (e.g., mergers, sale/purchase of all or substantially all of the assets and transactions transferring control of the trust company);

      o broad regulatory powers if the trust company violates certain provisions of Texas Trust Company Act or is determined to be in a "hazardous condition" (as the law defines that term); and

       o   other matters.

     While Pinnacle believes PMT is in material compliance with these laws, rules and regulations, PMT may not be able to continue compliance in the future, or these laws, rules or regulations may change adversely, either of which could have a material adverse effect on PMT.

     Pinnacle's ability to comply with laws relating to its financial service business depends upon establishing and maintaining an effective compliance system to monitor compliance, and Pinnacle's ability to attract and retain qualified compliance personnel. While Pinnacle believes that it is in material compliance with these laws and regulations, they may not be able to comply in the future. Any noncompliance could have a material adverse effect on Pinnacle.

RISKS ASSOCIATED WITH DISCONTINUED OPERATIONS

     From 1995 through 1997, TEI disposed of all of its operating businesses other than ERRI's liquid waste business. Pinnacle's new management determined to discontinue the operations of ERRI effective December 31, 1998. In connection with TEI's December 1997 sale of assets of a former subsidiary, the purchaser agreed to complete customer contracts of the subsidiary in process at the time of sale. TEI, and thus indirectly the Company, remains primarily liable to complete the contracts, and has agreed to reimburse the purchaser if its aggregate completion costs exceed the aggregate contract price. Throughout the third quarter of 1998, TEI believed, based in part on information provided by the purchaser, that TEI had no additional liability under the contracts in process. However, after December 31, 1998, the purchaser notified TEI that a major customer cancelled its contract and other contracts in process have or are expected to result in costs in excess of the amounts recoverable from customers. As a result, TEI recorded a charge to discontinued operations, net of tax, of $1,344,000 for the estimated contract losses. Pinnacle is evaluating its potential options to recover a portion of these losses, but Pinnacle may not be successful in any attempted recovery. While Pinnacle believes it will not incur losses for these contracts in excess of the recorded charge, TEI has in the past experienced significant changes in the estimated costs to complete the ESI contracts, and it is possible the purchaser of the ESI assets will assert additional claims in 1999.

     In addition, ERRI's liquid waste operations are subject to numerous and continually evolving federal, state, and local laws, regulations and policies that govern environmental protection, zoning and other matters, including the Clean Water Act, Resource Conservation and Recovery Act and the Clean Air Act. In addition, while TEI does not accept, and does not intend to accept, hazardous substances at its facilities, if ERRI's liquid waste operations result in the release or improper disposal of hazardous substances, Pinnacle could incur liability under the Comprehensive Environmental Response and Compensation and Liability Act. Although Pinnacle believes ERRI is in material compliance with applicable laws and regulations, it may not continue in compliance in the future. Any failure to comply with these laws, regulations and policies could have a material adverse effect on Pinnacle's business, results of operations or financial condition and could result in continuing risk of liability to Pinnacle for such failures under any proposed sale of ERRI's liquid waste business.

     In connection with the decision to dispose of ERRI, TEI recorded a charge to operations to reduce the value of its investment in ERRI to estimated net realizable value. There is no assurance that TEI will be able to sell ERRI for the estimated amount.

EMPLOYEES

     At December 31, 1998, Pinnacle had a total of 120 employees, excluding employees of discontinued operations. Of these employees, 33 were engaged in retail brokerage, 30 in institutional sales, 21 in investment banking, nine in trust services, five in systems development and support and 22 in accounting, administration and operations. No Pinnacle employees are subject to collective bargaining agreements. Pinnacle believes its relations with its employees generally are good.

RISK MANAGEMENT; LITIGATION

     Pinnacle's financial services business involves substantial risks of liability. From time to time Pinnacle and its operating subsidiaries may be named as a defendant in civil litigation and arbitration arising from its business activities as a broker-dealer, fiduciary or in connection with its investment management functions. The plaintiffs in such litigation or arbitration may allege misconduct on the part of Pinnacle's investment or trust executives, claiming, for example, that investments sold to the plaintiffs were unsuitable for their portfolios, or that the investment executives engaged in excessive trading in the plaintiffs' accounts. While historically Pinnacle's subsidiaries have not incurred material liability in litigation or arbitration, substantial liabilities in connection with such matters may occur in the future.

     In recent years, there has been a substantial amount of litigation involving the securities industry, including class action lawsuits that generally seek substantial damages and other suits seeking punitive damages. Companies engaged in the underwriting of securities, including Pinnacle, through HWG, are subject to substantial potential liability, including for material misstatements or omissions in prospectuses and other communications in underwritten offerings of securities or statements made by securities analysts, under federal laws, such as Rule 10b-5 under the Exchange Act and Section 11 of the Securities Act and similar state statutes and common law doctrines. The risk of liability may be higher for an underwriter which, like HWG, is active in the underwriting of securities offerings for emerging and middle-market companies due to the higher degree of risk and volatility associated with the securities of those companies.

     The defense of these or any other lawsuits or arbitrations may divert the efforts and attention of the management and staff of Pinnacle and its subsidiaries from other responsibilities, and Pinnacle may incur significant legal expense in defending such litigation or arbitration.

     In addition, Pinnacle may be exposed to certain liabilities and claims related to the discontinued operations of TEI. See, Item 3 of this Annual Report on Form 10-K entitled "Legal Proceedings" for a discussion of current proceedings involving Pinnacle relating to these operations.

ITEM 2.  PROPERTIES

     Pinnacle leases office facilities in Houston (four locations) and Austin, Texas, Morris Plains, New Jersey and Westport, Connecticut, aggregating approximately 40,050 square feet. Two of Pinnacle's Houston leases expire in 2004, one Houston lease in 2002, one Houston lease in 2002, one Houston lease in 2003, the Austin and Morris Plains leases in 2000, and the Westport lease in 2003. The leases are on rental and other terms that Pinnacle believes are commercially reasonable. Pinnacle believes its existing facilities are well maintained and adequate for existing and planned operations.

     As part of its plan to discontinue the liquid waste operations, Pinnacle intends to sell its real property located in Charlotte, North Carolina, consisting of about six acres of land, related office space and 14,800 square processing plant built in 1997. The Company anticipates the sale to be consummated within the next 12 months, but due to unforeseen circumstances a sale may not be completed within that time frame.

ITEM 3.  LEGAL PROCEEDINGS

     Pinnacle is a party to various legal proceedings which are of an ordinary or routine nature incidental to Pinnacle's operations. Pinnacle believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's security holders during the fourth quarter ended December 31, 1998.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "PING." The Common Stock began trading on January 29, 1999. Prior to that time, there was no established public trading market for the Common Stock. As a result of the Transactions, the Company became the successor issuer to TEI whose common stock (the "TEI Common Stock") was traded on the Nasdaq National Market under the symbol "TANK." The TEI Common Stock began trading on June 19, 1991 and was removed from quotation on the Nasdaq National Market on January 28, 1999. In connection with the Transactions, each outstanding share of TEI Common Stock was converted into 0.25 of a share of Common Stock, with just over 50% of the Company's outstanding shares of Common Stock being issued to TEI's former shareholders. A total of 3,562,500 shares of Common Stock, representing slightly less than 50% of the Company's outstanding shares, were issued to the former owners of HWG, PMT and Spires. The following table sets forth the quarterly high and low sale prices of the TEI Common Stock, as reported on the Nasdaq National Market for the calendar quarters indicated and after giving effect to the one for .25 share exchange of the TEI Common Stock effected in connection with the Transactions:

           CALENDAR PERIOD               HIGH        LOW
-------------------------------------  ---------  ---------
1998:
     First Quarter...................  7 3/4      5 5/8
     Second Quarter..................  10         7
     Third Quarter...................  10 1/2     6
     Fourth Quarter..................  9          5 1/4
1997:
     First Quarter...................  9 1/4      6 1/4
     Second Quarter..................  7 3/4      6 1/4
     Third Quarter...................  7 3/4      6 1/8
     Fourth Quarter..................  9          6 1/8

     As of March 25, 1999, there were 345 record holders of the Common Stock. To date, the Company has not paid cash dividends on its Common Stock. It is the policy of the Company to continue retaining earnings for use in the Company's operations and to fund the Company's future activities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data reflects the historical operating results and financial condition of TEI prior to the Transactions. This data does not include any information of the historical operating results or financial condition of the financial services firms for any prior period.

     As more fully described in Notes 1 and 2 to the Consolidated Financial Statements, all of the businesses owned by TEI have been sold or are accounted for as discontinued operations.

     The statement of operations data for all periods has also been reclassified to reflect ERRI's liquid waste operations as discontinued. Periods prior to 1997 had previously been reclassified to reflect the operations of the Tank Testing Group, Engineered Systems, Inc. ("ESI") and Mankoff, Inc. ("Mankoff") as discontinued. Accordingly, the historical selected financial data is not indicative of future operations.

     The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                   YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------
                                              1998             1997                 1996                 1995
                                          ------------  ------------------   ------------------   ------------------
STATEMENT OF OPERATIONS DATA:
    Interest and dividend income........  $  1,524,405     $  1,530,264         $    910,142         $    740,013
    Selling, general and administrative
      expenses..........................     1,364,613        1,537,376            1,622,395            1,594,064
                                          ------------  ------------------   ------------------   ------------------
    Income (loss) from continuing
      operations before income taxes....       159,792           (7,112)            (712,253)            (854,051)
    Income tax provision (benefit)......        53,532          (10,733)            (255,874)            (301,276)
                                          ------------  ------------------   ------------------   ------------------
    Income (loss) from continuing
      operations........................       106,260            3,621             (456,379)            (552,775)
    Income (loss) from discontinued
      operations, net of tax............    (4,077,020)      (2,785,237)           1,211,479           (8,036,330)
                                          ------------  ------------------   ------------------   ------------------
    Net income (loss)...................  $ (3,970,760)    $ (2,781,616)        $    755,100         $ (8,589,105)
                                          ============  ==================   ==================   ==================
    Basic and diluted earnings (loss)
      per share:
         From continuing operations.....  $       0.03     $      (0.00)        $      (0.13)        $      (0.16)
         From discontinued operations...         (1.14)           (0.78)                0.34                (2.26)
                                          ------------  ------------------   ------------------   ------------------
         Net earnings (loss) per
           share........................  $      (1.11)    $      (0.78)        $       0.21         $      (2.42)
                                          ============  ==================   ==================   ==================
    Weighted average common shares
      outstanding.......................     3,562,753        3,561,003            3,559,253            3,557,503
                                          ============  ==================   ==================   ==================


                                                 1994
                                          ------------------
STATEMENT OF OPERATIONS DATA:
    Interest and dividend income........     $    251,413
    Selling, general and administrative
      expenses..........................        1,345,892
                                          ------------------
    Income (loss) from continuing
      operations before income taxes....       (1,094,479)
    Income tax provision (benefit)......         (434,161)
                                          ------------------
    Income (loss) from continuing
      operations........................         (660,318)
    Income (loss) from discontinued
      operations, net of tax............        2,203,296
                                          ------------------
    Net income (loss)...................     $  1,542,978
                                          ==================
    Basic and diluted earnings (loss)
      per share:
         From continuing operations.....     $      (0.18)
         From discontinued operations...             0.61
                                          ------------------
         Net earnings (loss) per
           share........................     $       0.43
                                          ==================
    Weighted average common shares
      outstanding.......................        3,605,102
                                          ==================

                                                                   AS OF DECEMBER 31,
                                          --------------------------------------------------------------------
                                              1998          1997          1996          1995          1994
                                          ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
Cash and cash equivalents...............  $ 13,292,644  $ 12,810,100  $ 11,421,710  $ 14,967,107  $  6,249,636
Short-term investments..................    14,637,575    15,335,619    18,425,979     3,694,873     7,483,075
Working capital.........................    27,355,943    30,033,838    29,001,908    24,896,104    26,300,941
Total assets............................    34,995,239    39,042,721    43,033,894    42,276,610    52,917,420
Long-term debt, excluding current
  maturities............................            --            --            --            --            --
Total shareholders' equity..............    33,699,763    37,665,147    40,432,973    39,665,133    48,238,488

     The earnings (loss) per share data and weighted average shares outstanding have been retroactively adjusted to give effect to the one for .25 exchange in connection with the Transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Selected Financial Data" included elsewhere in this Report.

GENERAL

     TEI was incorporated in 1989 to acquire and operate businesses involved in various aspects of underground and above ground tank testing and related services. In 1994, TEI acquired its ERRI subsidiary that performs wastewater treatment. Beginning in 1995, TEI began disposing of its various tank testing related businesses and completed the divestiture program in 1997. In March 1999, Pinnacle's new board of directors adopted a plan to discontinue the operations of ERRI effective December 31, 1998. Management believes the sale of ERRI and the related Charlotte, North Carolina facility will be consummated within the next 12 months. All of TEI's businesses are reflected as discontinued operations. TEI's continuing operations in the accompanying historical financial statements consist of (1) interest and dividend income from investments funded from cash generated from operations in prior years and from disposal of the discontinued operations, and (2) corporate general and administrative expenses. Thus, historical results of continuing operations are not indicative of future operations.

     On January 29, 1999, TEI completed the Transactions with HWG, PMT and Spires, with Pinnacle emerging as the new public holding company. In the Transactions, just over 50% of Pinnacle's outstanding shares were issued to TEI's former shareholders in exchange for their TEI shares, and slightly less than 50%, or 3,562,500 Pinnacle shares, were issued to the former owners of the financial services firms. The Transactions were accounted for as purchases by Pinnacle of each of the three financial services firms. The following discussion of the results of operations relates solely to the operations of TEI prior to the Transactions. The results of operations of HWG, PMT and Spires during the periods discussed are not included.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Interest and dividend income declined by $6,000 to $1,524,000 during 1998 from $1,530,000 during 1997, as a result of a decrease in the average balance of cash and short term investments of approximately $1,500,000 offset by an increase in the average rate earned on such investments of approximately 0.5%.

     Selling, general, and administrative expenses decreased by $172,000 to $1,365,000 during 1998 from $1,537,000 during 1997, primarily as a result of a decrease in compensation and benefits of $91,000 from reductions in staff and a $65,000 decrease in property taxes from the sale of TEI's former corporate headquarters.

     Losses from discontinued operations, net of tax, were $4,077,000 in 1998 compared to a loss of $2,785,000 in 1997. The loss from discontinued operations in 1998 reflects a $569,000 net after tax loss of ERRI for the year and a writedown of TEI's investment in ERRI of $2,164,000, net of tax, based on the estimated net realizable value of the business. In accordance with the terms of the ESI asset disposition, the purchaser is responsible for completing customer contracts in place at the date of the disposition. However, TEI remains liable for costs incurred by the purchaser in excess of amounts collected from customers. Through the third quarter of 1998, TEI believed, based in part on information provided by the purchaser, that TEI had no additional liability under the contracts in process. Subsequent to December 31, 1998, the purchaser notified TEI that a major customer cancelled its contract and other contracts in process have or are expected to result in costs in excess of amounts recoverable from customers. As a result, TEI recorded a charge to discontinued operations, net of tax, of $1,344,000 for the estimated contract losses. The Company is evaluating its potential options to recover a portion of these losses, but the Company may not be successful in any attempted recovery. While the Company believes it will not incur losses in excess of the recorded charge, TEI has in the past experienced significant changes in the estimated costs to complete ESI contracts, and it is possible the purchaser of the ESI assets will assert additional claims in 1999.

     The loss from discontinued operations in 1997 consisted of a $188,000 loss on disposition of ESI, $2,194,000 of net losses from ESI operations and $403,000 of net losses from ERRI operations.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Interest and dividend income increased by $620,000 to $1,530,000 during 1997 from $910,000 during 1996 as a result of an increase in the average investment balance during 1997 from proceeds generated from the sale of the Tank Testing Group in October 1996.

     Selling, general, and administrative expenses decreased by $85,000 to $1,537,000 during 1997 from $1,622,000 during 1996 primarily due to a decrease in compensation and benefits and a decrease in depreciation from the sale of the Tank Testing Group. This decrease was partially offset by an increase in legal and professional fees.

     Losses from discontinued operations, net of tax, were $2,785,000 in 1997 compared to a gain of $1,211,000 in 1996. The 1996 gain consisted of $672,000 of net income from operations and a $1,277,000 gain on disposition of the Tank Testing Group. These gains were partially offset by net losses of $660,000 at ESI and $78,000 at ERRI. TEI originally expected to complete the disposition of ESI prior to December 31, 1996. However, ESI was not sold until December, 1997. Due to the longer than anticipated period of disposal, TEI recorded an additional reserve of $660,000 during the fourth quarter of 1996, net of an income tax benefit of $340,000. ESI incurred operating losses of $2,163,000 during 1996, which were anticipated and charged against the initial reserve for discontinued operations recorded by TEI. The loss in 1997 related to the operations and disposal of ESI. This loss consisted of $2,194,000 of net losses at ESI, including a change in estimated income tax expense of approximately $517,000 resulting from unanticipated delays in the disposition, and a $188,000 loss on disposition.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had cash, cash equivalents, and short-term investments of approximately $27,930,000. During 1999, Pinnacle plans to use approximately $15,000,000 of its funds to expand its operations, principally in Spires' fixed income securities trading operations. Approximately $1,200,000 is expected to be used to reimburse the purchasers of ESI for certain contract costs. This estimated payment will be net of a $500,000 note receivable from the purchasers which will be offset against amounts payable to the purchaser.

     For the year ended December 31, 1998, net cash provided by operations totaled $1,443,000 versus net cash used by operations of $4,083,000 during 1997. Current year cash provided by operations is principally the result of the collection of a $1,500,000 income tax receivable.

     Capital expenditures for 1998 were $880,000 mainly for the purchase of machinery and processing equipment at ERRI for modifications to the Company's newly constructed wastewater treatment plant. The Company also incurred acquisition costs of $996,000 in connection with the Transactions. Management anticipates that the Company will make capital expenditures of approximately $200,000 in 1999.

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $600,000 for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. TEI has recorded an $599,000 liability for that contingency as of December 31, 1998. The Company believes the ultimate outcome of the litigation and claims in which the Company is currently involved will not have a material adverse effect to the Company's consolidated financial position, results of operations or liquidity.

     Management believes that cash generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet the Company's anticipated cash requirements for 1999.

  FORWARD-LOOKING STATEMENT

     The statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found in Item 1. Business and this Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation, and possible future litigation, as well as the risks and uncertainties discussed in this Annual Report, including without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings, and public statements.

  EFFECTS OF INFLATION

     Historically, inflation has not had a material effect on the Company's financial condition, results of operations or cash flows, However, the rate of inflation can be expected to affect the Company's expenses such as employee compensation, occupancy and equipment. Increases in these expenses may not be readily recoverable in the prices that the Company charges for its services. Inflation can have significant effects on interest rates that in turn can affect prices and activities in the financial services market. These fluctuations could have an adverse impact on the Company's financial services operations.

  YEAR 2000 IMPACT

     The "Year 2000" problem refers to the inability of computer systems and applications to correctly interpret the century from a date in which the year is represented by only two digits. A computer system or application that is not Year 2000 compliant could not correctly process certain data, or in extreme situations, could disable the entire system.

     The Company's financial services subsidiaries are heavily dependent on their own computer programs and systems, all of which may be affected by the Year 2000 problem. In addition, these subsidiaries have material relationships with third parties related to the performance of the Company's financial services who must also address the Year 2000 problem. These third parties include:

  o  trading counter parties             o  software providers
  o  financial intermediaries            o  clearing agencies
  o  securities exchanges                o  clearing houses
  o  depositories

     These operations of the Company's financial services subsidiaries may be adversely affected if these third parties do not adequately address the Year 2000 problem and the Company is unable to make timely contingency plans. A Year 2000 failure at any of the Company's financial service subsidiaries or at their material third parties could have a material adverse affect on the Company's financial services businesses by impairing its ability to, among other things:

      o gather and process information vital to strategic decision making by both the Company and its customers;

      o  perform pricing calculations;

       o  execute customer transactions;

       o  maintain accurate books and records and provide timely reports;

       o  access audit facilities for both the Company and its customers; and

       o  undertake risk management functions.

     The Company also relies on many third-party vendors and suppliers for a variety of goods and services necessary for most business, including operating supplies, banking, telecommunications and utilities, such as water and electricity. Many of the Company's operations would be adversely affected if these supplies and services were curtailed as a result of a vendor's or supplier's Year 2000 problems.

     The Company has contacted material third parties whose services or functions, if curtailed, would have an adverse effect on the Company. However, the Company to date does not have sufficient information to assess whether all material third parties will be Year 2000 compliant. The Company intends to make further inquiry during the second quarter of 1999 with those material third party relationships who do not respond by March 31, 1999.

     The Company's broker-dealer subsidiaries, HWG and Spires, were required to conduct complete review of the potential impact of Year 2000 issues and report their findings to the NASD and the SEC no later than August 31, 1998. An updated report by both subsidiaries is due no later than April 30, 1998. HWG filed its initial report with the NASD and SEC on August 6, 1998, and Spires filed its initial report with both agencies on August 31, 1998, both reports were without response from the NASD or the SEC.

     The Company's trust subsidiary, PMT, was required to conduct a complete review of the potential impact of Year 2000 issues and report its findings to the Texas Banking Commissioner. PMT filed its initial report with the Bank Commissioner on August 3, 1998.

     The Company has developed the following multi-phase plan to resolve potential Year 2000 problems relating to its information technology ("IT") systems at all of its operations and embedded chip technology at its ERRI liquid waste facility:

Phase I: Identify and evaluate all IT systems and embedded chip technology according to their potential business impact.

Phase II:   Identify IT systems and embedded chip technology that use date functions and assess them for Year 2000 functionality.

Phase III:  Reprogram or replace equipment/systems, where necessary, to ensure
            Year 2000 readiness.

Phase IV:  Test code modifications and material equipment/systems to ensure successful operation in a post-1999 environment.

Phase V: Adoption of contingency plans in the case of potential Year 2000 failures.

     The Company has completed Phases I through III, and has partially completed Phases IV and V of its plan at a cost of about $50,000 for modifying or purchasing new software and for upgrading or purchasing new computer systems. The Company expects to complete Phases IV and V of its plan during the second quarter of 1999 at an additional cost estimated not to exceed $200,000. Of these total Year 2000 costs, about 30,000 are expected to be used for remediation, which represents an estimated 10% of the Company's 1999 information technology budget. Some of these costs may be recurring. The Company believes that cash on hand and cash from operations will be sufficient to fund these costs. No information technology projects have been deferred due to the Company's Year 2000 efforts.

     The Company has begun to develop a firm-wide contingency/recovery plan aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of this process, the Company will develop reasonably likely failure scenarios for its critical IT systems, and embedded chip technology at its ERRI liquid waste facility, and material third-party relationships. Once these scenarios are identified, the Company will develop plans designed to reduce the impact to the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues, and any critical unresolved Year 2000 issues at the Company or any of its material third parties could have a material adverse effect on the Company's results of operations and financial condition. The Company expects its contingency and recovery planning to be substantially complete by September 30, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following discussion regarding the Company's market risk sensitive instruments at December 31, 1998 relates solely to the instruments held by TEI. No discussion has been included regarding such instruments held by HWG, PMT and Spires since the Company's combination with those firms was not consummated until January 29, 1999.

     At December 31, 1998, TEI held cash equivalents and short-term investments totalling approximately $25.7 million. Cash equivalents include investments in certificates of deposit, commercial paper and U.S.

government securities, which mature in no more than 90 days from the date of purchase. Short-term investments include investments in commercial paper, U.S. government securities, corporate bonds, and mutual funds, which mature in more than 90 days but less than one year from the date of purchase. For a breakdown of TEI's cash equivalents and short-term investments by category, see Note 4 to the TEI Consolidated Financial Statements. At December 31, 1998, TEI's investments were held in trust by five separate investment managers.

     TEI's short-term investments are all classified as available-for-sale and not as investments held for purposes of trading. These investments are recorded at cost and adjusted for unrealized holding gains and losses due to market fluctuations. Unrealized gains or losses are recorded as a separate component of other comprehensive income, which is charged through shareholders' equity and not the statement of operations.

     TEI's money managers are specifically instructed to invest TEI's capital only in short-term investment instruments, and if the selected investment involves commercial paper or debt instruments, that such instruments be rated grade A or better. TEI's cash equivalents and short-term investments consist predominantly of fixed-rate instruments, and thus, are not subject to interest rate risk. TEI's variable-rate investments include its money market mutual funds and a limited number of its corporate bonds and commercial paper. While these variable rate investments are subject to interest rate risk, the Company believes such risk is minimal due to the short-term nature of these investments, and thus, would not have a material effect the Company's financial position, results of operations or cash flows.

     At December 31, 1998, TEI had no operations subject to commodity price risks or foreign currency exchange risks, nor does it use derivative financial instruments in its operations or investment portfolio.

     As a result of the Transactions and the nature of the operations of the combining financial services firms, the Company expects its consolidated market risk sensitive instruments portfolio to be materially different than that held by TEI at December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           TEI, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        ----
AUDITED FINANCIAL STATEMENTS
     Report of Independent
      Accountants....................    21
     Consolidated Balance Sheet as of
      December 31, 1998 and 1997.....    22
     Consolidated Statement of
      Operations for the three years
      in the period ended
       December 31, 1998.............    23
     Consolidated Statement of
      Shareholders' Equity for the
      three years in the period ended
      December 31, 1998..............    24
     Consolidated Statement of Cash
      Flows for the three years in
      the period ended
       December 31, 1998.............    25
     Notes to Consolidated Financial
      Statements.....................    26

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Pinnacle Global Group, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of TEI, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                         PricewaterhouseCoopers
LLP

Houston, Texas
March 31, 1999

                           TEI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                        DECEMBER 31,     DECEMBER 31,
                                            1998             1997
                                        ------------     ------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......   $ 13,292,644     $ 12,810,100
     Short-term investments..........     14,637,575       15,335,619
     Accounts receivable, net........             --          639,678
     Deferred tax asset..............        408,658          515,611
     Income tax receivable...........             --        1,512,115
     Other current assets............        312,542          598,289
                                        ------------     ------------
          Total current assets.......     28,651,419       31,411,412
PROPERTY AND EQUIPMENT, NET..........         25,116        4,789,141
INTANGIBLE ASSETS, LESS ACCUMULATED
  AMORTIZATION.......................             --        2,288,479
DEFERRED TAX ASSET...................      2,248,119          176,383
ACQUISITION COSTS....................        995,625               --
NET ASSETS OF DISCONTINUED
  OPERATIONS.........................      3,074,960          377,306
                                        ------------     ------------
     Total assets....................   $ 34,995,239     $ 39,042,721
                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable................   $    595,412     $    344,040
     Accrued liabilities.............        700,064        1,033,534
                                        ------------     ------------
          Total current
             liabilities.............      1,295,476        1,377,574
                                        ------------     ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $.10 par value;
       10,000,000 shares authorized;
       no shares issued and
       outstanding...................             --               --
     Common stock, $.01 par value;
       100,000,000 shares authorized;
       3,801,559 and 3,799,809 shares
       issued at December 31,
       1998 and 1997, respectively...         38,016           37,999
     Additional paid-in capital......     33,248,729       33,237,370
     Retained earnings...............      4,606,689        8,577,449
     Accumulated other comprehensive
       loss..........................         (6,000)              --
     Treasury stock at cost, 238,806
       shares, at December 31, 1998
       and 1997......................     (4,187,671)      (4,187,671)
                                        ------------     ------------
     Total shareholders' equity......     33,699,763       37,665,147
                                        ------------     ------------
     Total liabilities and
       shareholders' equity..........   $ 34,995,239     $ 39,042,721
                                        ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                                               1997            1996
                                               1998        RECLASSIFIED    RECLASSIFIED
                                          --------------   ------------    ------------
Interest and dividend income............  $    1,524,405   $  1,530,264    $    910,142
Selling, general and administrative
  expenses..............................       1,364,613      1,537,376       1,622,395
                                          --------------   ------------    ------------
     Income (loss) from continuing
       operations before income taxes...         159,792         (7,112)       (712,253)
Income tax provision (benefit)..........          53,532        (10,733)       (255,874)
                                          --------------   ------------    ------------
     Income (loss) from continuing
       operations.......................         106,260          3,621        (456,379)
     Net (loss) from discontinued
       operations,
       net of tax.......................      (2,732,626)    (2,597,383)        (65,420)
     Gain (loss) on disposition of
       discontinued operations, net of
       tax..............................      (1,344,394)      (187,854)      1,276,899
                                          --------------   ------------    ------------
     Net income (loss)..................  $   (3,970,760)  $ (2,781,616)   $    755,100
                                          ==============   ============    ============
Basic and diluted earnings (loss) per
  share:
     From continuing operations.........  $         0.03   $       0.00    $      (0.13)
     From discontinued operations.......           (1.14)         (0.78)           0.34
                                          --------------   ------------    ------------
     Net earnings (loss) per share......  $        (1.11)  $      (0.78)   $       0.21
                                          ==============   ============    ============
Weighted average common shares
  outstanding...........................       3,562,753      3,561,003       3,559,253
                                          ==============   ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                                                                                                   ACCUMULATED
                                           COMMON STOCK         TREASURY STOCK       ADDITIONAL                       OTHER
                                       --------------------  ---------------------     PAID-IN       RETAINED     COMPREHENSIVE
                                        SHARES     AMOUNT     SHARES      AMOUNT       CAPITAL       EARNINGS     INCOME/(LOSS)
                                       ---------  ---------  ---------  ----------   -----------    ----------    --------------

Balance, December 31, 1995...........  3,796,309  $  37,963   (238,806) $(4,187,671) $33,210,876    $10,603,965      $     --

  Issuance of common stock to
    nonemployee directors............      1,750         18         --          --        12,722            --             --

Comprehensive income (loss):

  Net income.........................         --         --         --          --            --       755,100             --

  Net change in unrealized
    appreciation on short-term
    investments......................         --         --         --          --            --            --             --

  Total comprehensive income.........         --         --         --          --            --            --             --
                                       ---------  ---------  ---------  ----------   -----------    ----------    --------------

Balance, December 31, 1996...........  3,798,059     37,981   (238,806) (4,187,671)   33,223,598    11,359,065             --

Issuance of common stock to
  nonemployee directors..............      1,750         18         --          --        13,772            --             --

Comprehensive income (loss):

  Net loss...........................         --         --         --          --            --    (2,781,616)            --

  Net change in unrealized
    appreciation on short-term
    investments......................         --         --         --          --            --            --             --

  Total comprehensive loss...........         --         --         --          --            --            --             --
                                       ---------  ---------  ---------  ----------   -----------    ----------    --------------

Balance, December 31, 1997...........  3,799,809     37,999   (238,806) (4,187,671)   33,237,370     8,577,449             --

Issuance of common stock to
  nonemployee directors..............      1,750         17         --          --        11,359            --             --

Comprehensive income (loss):

  Net loss...........................         --         --         --          --            --    (3,970,760)            --

  Net change in unrealized
    depreciation on short-term
    investments, net of deferred
    taxes of $3,091..................         --         --         --          --            --            --         (6,000)

  Total comprehensive loss...........         --         --         --          --            --            --             --
                                       ---------  ---------  ---------  ----------   -----------    ----------    --------------

Balance, December 31, 1998...........  3,801,559  $  38,016   (238,806) $(4,187,671) $33,248,729    $4,606,689       $ (6,000)
                                       =========  =========  =========  ==========   ===========    ==========    ==============


                                         TOTAL
                                       ----------
Balance, December 31, 1995...........  $39,665,133
  Issuance of common stock to
    nonemployee directors............      12,740
Comprehensive income (loss):
  Net income.........................     755,100
  Net change in unrealized
    appreciation on short-term
    investments......................          --
                                       ----------
  Total comprehensive income.........     755,100
                                       ----------
Balance, December 31, 1996...........  40,432,973
Issuance of common stock to
  nonemployee directors..............      13,790
Comprehensive income (loss):
  Net loss...........................  (2,781,616)
  Net change in unrealized
    appreciation on short-term
    investments......................          --
                                       ----------
  Total comprehensive loss...........  (2,781,616)
                                       ----------
Balance, December 31, 1997...........  37,665,147
Issuance of common stock to
  nonemployee directors..............      11,376
Comprehensive income (loss):
  Net loss...........................  (3,970,760)
  Net change in unrealized
    depreciation on short-term
    investments, net of deferred
    taxes of $3,091..................      (6,000)
                                       ----------
  Total comprehensive loss...........  (3,976,760)
                                       ----------
Balance, December 31, 1998...........  $33,699,763
                                       ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                               1998             1997             1996
                                          ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..................  $    (3,970,760) $    (2,781,616) $       755,100
     Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities:
     Provision for disposition of
       discontinued operations..........        5,234,085        2,187,210        1,000,000
     (Gain) loss on disposition of
       discontinued operations..........               --          187,854       (2,065,228)
     ESI operating loss charged to
       reserve for discontinued
       operations.......................               --       (2,193,860)      (2,163,317)
     Depreciation and amortization......          910,631          674,538        2,598,411
     Net amortization of premiums and
       discounts on short-term
       investments......................         (201,526)        (246,537)        (234,897)
     Gain on disposal of assets.........           (7,701)         (63,664)              --
     Deferred income taxes..............       (1,964,783)       1,205,456         (232,838)
     Deferred income....................               --               --          (16,430)
     Common stock issued to directors...           11,376           13,790           12,740
     Changes in assets and liabilities,
       including discontinued
       operations:
          Increase in accounts
             receivable, net............         (298,758)        (135,806)        (136,149)
          (Increase) decrease in costs
             and estimated earnings in
             excess of billings on
             uncompleted contracts......               --          309,375         (230,304)
          (Increase) decrease in
             inventories, net...........          (17,610)        (530,633)         595,206
          (Increase) decrease in income
             tax receivable.............        1,512,115       (1,512,115)       2,106,678
          (Increase) decrease in other
             current assets.............           53,024           43,822         (834,414)
          Increase (decrease) in
             accounts payable and
             accrued liabilities........          182,649       (1,241,198)         556,113
                                          ---------------  ---------------  ---------------
               Net cash provided by
                  (used in) operating
                  activities............        1,442,742       (4,083,384)       1,710,671
                                          ---------------  ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...............         (879,876)        (682,192)      (1,987,458)
     Acquisition costs..................         (995,625)              --               --
     Proceeds from the disposition of
       discontinued operations..........               --               --       12,000,000
     Proceeds from the sale of assets...           15,733        2,492,284               --
     Purchases of short-term
       investments......................      (28,856,556)     (35,693,443)     (20,193,368)
     Proceeds from maturities of
       short-term investments...........       29,756,126       39,355,125        5,697,159
     Increase in intangible assets......               --               --          (44,763)
                                          ---------------  ---------------  ---------------
               Net cash provided by
                  (used in) investing
                  activities............         (960,198)       5,471,774       (4,528,430)
                                          ---------------  ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes
       payable..........................               --               --          (28,939)
                                          ---------------  ---------------  ---------------
               Net cash used in
                  financing
                  activities............               --               --          (28,939)
                                          ---------------  ---------------  ---------------
CASH OF BUSINESSES SOLD.................               --               --         (698,699)
                                          ---------------  ---------------  ---------------
               Net increase (decrease)
                  in cash and cash
                  equivalents...........          482,544        1,388,390       (3,545,397)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR...............................       12,810,100       11,421,710       14,967,107
                                          ---------------  ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR..................................  $    13,292,644  $    12,810,100  $    11,421,710
                                          ===============  ===============  ===============

   The accompanying notes are an integral part of the consolidated financial statements.

                           TEI, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     As more fully described in Note 2, through a series of transactions on January 29, 1999, the shareholders of TEI, Inc. ("TEI") exchanged all common shares of TEI for 3,562,753 common shares of a newly formed Pinnacle Global Group, Inc. ("Pinnacle"). Pinnacle simultaneously completed the acquisition of three financial services firms, by exchanging 3,562,500 of its common shares (slightly less than 50% of outstanding common shares) in exchange for all of the ownership interests of the three financial services firms. TEI is now a wholly owned subsidiary of Pinnacle. TEI and Pinnacle are both referred to as the "Company." As a result of the acquisitions, and the discontinued operations described below, Pinnacle now provides a broad range of financial services including investment banking, merchant banking, institutional and retail brokerage, asset management, secondary market loan and loan servicing placement and trust related services, primarily in the southwestern United States.

     TEI has retroactively reflected the one-for-.25 TEI share exchange described above in the accompanying Financial Statements similar to a stock split.

     During 1995, 1996 and 1997 TEI disposed of all of its operations other than its liquid waste business, Energy Recovery Resources, Inc. ("ERRI"). In March 1999, the Board of Directors of Pinnacle adopted a plan of disposal of ERRI effective December 31, 1998. Therefore, all of the Company's businesses operated prior to the acquisition of the three financial services firms are reflected as discontinued operations. Continuing operations in the historical financial statements consist only of interest income from investments of cash, generated from operations in prior years and from disposal of the discontinued operations, and corporate general and administrative expenses. Thus, historical results of continuing operations are not indicative of future operations.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of TEI and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Prior year amounts in the consolidated statement of operations and related notes thereto have been reclassified to reflect the Company's discontinued operations consisting of Engineered Systems, Inc. ("ESI"), Tanknology Corporation International
("TCI"), Tanknology Canada (1988), Inc., USTMAN Industries, Inc., collectively the "Tank Testing Group", and ERRI, as discussed in Note 3. All footnote amounts related to the statement of operations are from continuing operations unless otherwise indicated.

     CASH EQUIVALENTS

     The Company considers all highly liquid investment instruments with original maturities of three months or less when purchased to be cash equivalents.

     SHORT-TERM INVESTMENTS

     Short-term investments are those with maturities greater than three months when purchased. The Company has classified all short-term investments as available-for-sale. When purchased, securities are recorded at cost and adjusted for unrealized holding gains and losses due to market fluctuations. These unrealized gains or losses are recorded as a separate component of other comprehensive income. Gains and losses are recorded upon the sales of short-term investments based upon the specific identification method.

     PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over five to ten years. Depreciation expense was $11,417, $33,533, and $47,743 for the years ended

                           TEI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 1998, 1997, and 1996, respectively. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

  STOCK-BASED COMPENSATION

     The Company grants stock options under stock-based incentive compensation plans, (the "Plans"). The Company applies APB Opinion 25 and related Interpretations in accounting for the Plans. In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation ("SFAS No. 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company decided not to elect these provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented in Note 8.

     INCOME TAXES

     The Company utilizes the liability method for deferred income taxes. The liability approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events recognized in the Company's financial statements or tax returns. All expected future events other than changes in the law or tax rates, are considered in estimating future tax consequences.

     The provision for income taxes includes federal, state, and local income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities.

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable related to discontinued operations.

     The Company maintains cash balances with several banks. Cash and cash equivalents includes investments in certificates of deposit, commercial paper, and U.S. Government Securities that mature in no more than 90 days from the date of purchase. Short-term investments include commercial paper, U.S. Government Securities, corporate bonds, and mutual funds. Such investments are recorded at cost and adjusted for fluctuations in market values. At December 31, 1998, approximately $15,940,000, $5,023,000, $2,624,000, $2,439,000, and $101,000,
respectively, were held in trust by five separate investment managers. At December 31, 1997, approximately $7,820,000, $2,310,000, $2,495,000, $15,244,000
and $101,000, respectively, were held in trust by five separate investment managers.

     MANAGEMENT'S ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's most significant estimates relate to estimated recoverable amounts of assets and estimated liabilities of discontinued operations.

                           TEI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements in order for them to conform with the 1998 presentation. The reclassifications had no effect on financial position, results of operations or cash flows.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No.
133") in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined the impact of adoption of this statement.

2.  ACQUISITIONS

     On January 29, 1999, Pinnacle acquired three financial services firms; Harris Webb & Garrison, Inc., Pinnacle Management & Trust Company and Spires Financial, L.P. In the acquisitions, the former owners of the financial services firms received consideration consisting of 3,562,500 shares of Pinnacle common stock ("Common Stock") which represents 49.98% of the outstanding Common
Stock. The acquisitions were accounted for as purchases.

     UNAUDITED PROFORMA INFORMATION

     The purchase price of $30.7 million exceeded the fair value of identifiable net assets acquired by approximately $21 million, which is being amortized on a straight-line basis over 25 years. The results of operations of the financial services firms will be included in the accompanying financial statements from the date of acquisition.

     The following summarized unaudited pro forma financial information assumes the acquisitions had occurred on January 1, 1998:

Revenues.............................  $   19,552,000
Income from continuing operations....       1,758,000
Basic and diluted earnings per share
  from continuing operations.........            0.25

     These unaudited pro forma amounts are derived from the historical financial statements of the financial services firms for 1998. The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3.  DISCONTINUED OPERATIONS

     In March 1999, the Board of Directors of the Company adopted a plan to discontinue the operations of ERRI effective December 31, 1998. Accordingly, the operating results of ERRI have been segregated from continuing operations and reported as a discontinued operation in the statement of operations. A provision for estimated loss on disposition of ERRI of $2,164,000 net of tax, consisting of a write down of goodwill and property and equipment, was recorded during the fourth quarter of 1998.

     The Company has reclassified its prior financial statements to present the operating results of ERRI as a discontinued operation. The net assets and liabilities have been included in net assets of discontinued operations on the balance sheet. The Company anticipates the sale of ERRI during the year ending December 31, 1999.

                           TEI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On October 25, 1996, the Company disposed of certain assets and liabilities of the Tank Testing Group to an unrelated third party for $12 million in cash. The disposition of the Tank Testing Group was made pursuant to a Stock Purchase Agreement dated October 7, 1996.

     ESI's operations were discontinued as of December 31, 1995. The assets of ESI were disposed of on December 23, 1997, for a $500,000 interest bearing note due in 2002. The purchaser has also agreed to complete customer contracts that were in process at the time of the sale. During 1995, a provision for estimated loss on disposition of ESI of $3,715,000, including write-off of goodwill and estimated losses through the then expected date of sale, was recorded net of an income tax benefit of $1,914,000. During 1996, an additional provision for estimated loss on disposition of ESI of $660,000 was recorded, net of an income tax benefit of $340,000. Due to unanticipated delays in the disposition of ESI, the Company recorded an additional provision of $990,000, net of tax in the second quarter of 1997. Upon the disposition of the assets of ESI in the fourth quarter of 1997, the Company incurred additional losses of $1,392,000. The additional losses in the fourth quarter were primarily due to unanticipated costs associated with contracts in process and a change in estimate for income taxes of approximately $517,000 related to the delays in disposition. In accordance with the terms of the ESI asset disposition, the purchaser is responsible for completing customers contracts that were in place at the date of disposition. However, the Company remains liable for costs incurred by the purchaser in excess of amounts recoverable from customers. Through the third quarter of 1998, the Company believed, based in part from information provided by the purchaser, that it had no additional liability with respect to the contracts in process. Subsequent to December 31, 1998, the Company was notified that a major customer cancelled its contract and that the other contracts in process have incurred costs in excess of amounts recoverable from customers. As a result the Company has recorded an additional loss related to ESI of $1,344,000, net of tax. The Company estimates that it will not incur any additional losses with respect to contracts to be completed by the purchaser; however, the Company has experienced significant changes in these estimates in the past and it is possible that such changes could occur in 1999.

                           TEI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of selected financial information of discontinued operations for each of the three years in the period ended December 31, 1998 are as follows:

                                              1998          1997          1996
                                          ------------  ------------  ------------
Revenues:
     ERRI...............................  $  2,953,000  $  2,726,000  $  2,199,000
     ESI................................            --     1,954,000     3,322,000
     Tank Testing Group ("TTG").......            --            --    18,926,000
Cost of sales:
     ERRI...............................     2,497,000     2,190,000     1,554,000
     ESI................................            --     3,646,000     4,761,000
     TTG................................            --            --    11,221,000
Gross margin (loss):
     ERRI...............................       456,000       536,000       645,000
     ESI................................            --     1,692,000    (1,439,000)
     TTG................................            --            --     7,705,000
Selling, general & administrative:
     ERRI...............................     1,173,000     1,088,000       808,000
     ESI................................            --       502,000       724,000
     TTG................................            --            --     5,417,000
Net income (loss), net of tax:
     ERRI...............................    (2,733,000)     (403,000)      (78,000)
     ESI................................            --    (2,194,000)     (660,000)
     TTG................................            --            --       672,000
Gain (loss) on disposition, net of tax:
     ESI................................    (1,344,000)     (188,000)           --
     TTG................................            --            --     1,277,000

     Net assets of discontinued operations at December 31, 1998 and 1997 consisted of the following:

                                            1998          1997
                                       --------------  ----------
Working capital (excluding accrued
losses)..............................  $      795,328  $  (22,694)
Accrued losses.......................      (1,568,894)         --
Long term assets.....................       3,848,526     400,000
                                       --------------  ----------
Net assets...........................  $    3,074,960  $  377,306
                                       ==============  ==========

4.  SHORT-TERM INVESTMENTS

     The Company's investments in cash equivalents and short-term investments, all of which mature within one year, at December 31, 1998 and 1997 were as follows:

                                                              1998
                                       --------------------------------------------------
                                                        GROSS UNREALIZED                       1997
                                        AMORTIZED     ---------------------   ESTIMATED      ESTIMATED
                                           COST         GAINS      LOSSES     FAIR VALUE    FAIR VALUE
                                       ------------   ---------  ----------  ------------   -----------
U.S. Government agency obligations...  $  1,309,292   $      --  $     (188) $  1,309,104   $ 5,313,447
Corporate bonds......................     9,216,698      22,757     (31,691)    9,207,764     9,050,985
Money market mutual funds............     2,438,650          --          --     2,438,650     2,309,900
Commercial paper.....................    12,589,152          --          --    12,589,152    11,013,606
Certificates of deposit..............       199,969          31          --       200,000       101,010
Less: Cash equivalents...............   (11,107,095)         --          --   (11,107,095)  (12,453,329)
                                       ------------   ---------  ----------  ------------   -----------
     Total short-term investments....  $ 14,646,666   $  22,788  $  (31,879) $ 14,637,575   $15,335,619
                                       ============   =========  ==========  ============   ===========

                           TEI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Net unrealized gain/loss at December 31, 1997 was not material.

5.  DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

     Additional information regarding certain balance sheet accounts at December 31, 1998 and 1997 is presented below:

                                             DECEMBER 31,
                                       -------------------------
                                          1998          1997
                                       -----------  ------------
Property and equipment:
     Buildings and improvements......  $        --  $  2,347,316
     Furniture, fixtures and
       equipment.....................       52,455     2,825,068
     Land............................           --       189,260
     Plant construction in
       progress......................           --       227,751
                                       -----------  ------------
          Total property and
             equipment...............       52,455     5,589,395
     Accumulated depreciation........      (27,339)     (800,254)
                                       -----------  ------------
          Net property and
             equipment...............  $    25,116  $  4,789,141
                                       ===========  ============

                                              DECEMBER 31,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------
Accrued liabilities:
     Compensation....................  $     32,836  $    123,364
     Claims reserves.................       599,435       829,435
     Other...........................        67,793        80,735
                                       ------------  ------------
          Total accrued
             liabilities.............  $    700,064  $  1,033,534
                                       ============  ============

6.  INCOME TAXES

     The components of the income tax provision (benefit) for the years ended December 31, 1998, 1997, and 1996 were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------
                                                               1997            1996
                                               1998        RECLASSIFIED    RECLASSIFIED
                                          --------------   ------------    ------------
Continuing operations:
     Federal -- current.................  $           --    $    (3,136)    $   145,387
     Federal -- deferred................          53,532         (7,597)       (348,280)
     State -- current...................              --             --         (52,981)
     State -- deferred..................              --             --              --
                                          --------------   ------------    ------------
          Total continuing..............          53,532        (10,733)       (255,874)
Discontinued operations.................      (2,018,315)      (142,202)        953,038
                                          --------------   ------------    ------------
          Total.........................  $   (1,964,783)   $  (152,935)    $   697,164
                                          ==============   ============    ============

                           TEI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The difference between the effective tax rate reflected in the income tax provision (benefit) for continuing operations and the statutory federal rate is analyzed as follows:

                                                  YEAR ENDED DECEMBER 31,
                                          ----------------------------------------
                                                          1997            1996
                                            1998      RECLASSIFIED    RECLASSIFIED
                                          ---------   ------------    ------------
Amount computed using the statutory
  rate..................................  $  54,329     $ (2,418)      $  (242,166)
Other...................................       (797)      (8,315)          (13,708)
                                          ---------   ------------    ------------
     Total..............................  $  53,532     $(10,733)      $  (255,874)
                                          =========   ============    ============

     The effective tax rates for continuing operations for the years ended December 31, 1998, 1997, and 1996 were 33.5%, 150.9%, and 35.9%, respectively.
The effective tax rate for discontinued operations was approximately 33.1%, 5.9%, and 42.5% for the years ended December 31, 1998, 1997, and 1996, respectively.

     The components of the deferred tax assets and liabilities are as follows:

                                           YEAR ENDED DECEMBER 31,
                                          --------------------------
                                              1998          1997
                                          ------------  ------------
Current deferred tax assets
  (liabilities):
     Net operating loss carryforward....  $         --  $    285,312
     Difference in recognition of
       inventory reserve................        36,663            --
     Difference in recognition of
       accrued liabilities..............       240,628       163,338
     Difference in recognition of
       allowance for doubtful
       accounts.........................       131,367        66,961
                                          ------------  ------------
          Total current deferred tax
             asset......................       408,658       515,611
                                          ------------  ------------

                                        YEAR ENDED DECEMBER 31,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------
Noncurrent deferred tax assets
(liabilities):
     Net operating loss
       carryforward..................  $    755,059  $         --
     Difference in recognition of
       asset impairment..............     1,150,383            --
     Difference in recognition of
       accrued liabilities...........       588,141       288,660
     Difference in depreciation and
       amortization..................      (445,331)     (435,937)
     Difference in deducting
       construction period
       interest......................        41,530        41,530
     Difference in recognition of
       allowance for other
       receivables...................            --       136,340
     Other...........................       158,337       145,790
                                       ------------  ------------
          Total noncurrent deferred
             tax asset...............     2,248,119       176,383
                                       ------------  ------------
               Net deferred income
                  taxes..............  $  2,656,777  $    691,994
                                       ============  ============

7.  COMMITMENTS AND CONTINGENCIES

     Total rental expense for operating leases, none of which extend beyond December 31, 1999, for the years ended December 31, 1998, 1997, and 1996 was $69,692, $33,577, and $8,726, respectively.

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $600,000 for liabilities relating to services performed by the Tank Testing Group prior to October 25, 1996. The Company has recorded $599,000 liability for that contingency as of December 31, 1998. The Company believes the ultimate outcome of the litigation and claims

                           TEI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

will not have a material adverse effect to the Company's consolidated financial position, results of operations or cash flows.

8.  STOCK OPTIONS

     The Board of Directors has reserved 1,000,000 authorized shares of its Common Stock for the purpose of issuing nonincentive stock options, incentive stock options, and restricted stock awards to key employees under its 1989 Stock Option Plan. The exercise price for a nonincentive stock option shall not be less than 85% of the fair market value of the Common Stock on the date of grant. The exercise price for each incentive stock option granted may not be less than the fair market value of the Company stock on the date of grant. For those incentive stock optionees owning more than 10% of the Company's Common Stock on the date the options are granted, the option price per share for an incentive stock option shall not be less than 110% of the fair market value on the date of the grant. The purchase price for restricted stock may be equal to or less than par value and may be zero. The options under the plan vest on graded schedule depending on the Company's stock price. Fifteen percent of all options are vested immediately as of the date of grant and an additional 15% will vest on the third anniversary of the date of grant. An additional 70% will vest within 3 years if the Company's stock price equals or exceeds certain criteria. Otherwise, these options will vest on the tenth anniversary of the date of grant.

     A total of 200,000 shares of Common Stock were reserved for issuance under the 1991 Nonemployee Director Stock Option Plan, which authorized the granting of nonincentive stock options to purchase Common Stock and restricted stock awards subject to certain restrictions to nonemployee directors. Under the original plan, each eligible nonemployee director received (i) an option to purchase 1,500 shares of common stock on January 1 of each year, beginning January 1, 1993, and (ii) 250 shares of restricted stock (collectively, an "Award"). Each director option will expire five (5) years after the date of grant. The purchase price for each share of restricted stock shall be zero. Effective with the January 1, 1995 issue date, the 1991 Nonemployee Director Stock Option Plan was amended to eliminate the annual issuance of the director options for 1,500 shares of Common Stock to nonemployee directors.

     The Company had 246,474, 235,974, and 174,324 shares of Common Stock available for grant under existing stock option plans at December 31, 1998, 1997, and 1996, respectively.

     The following table sets forth pertinent information regarding stock option transactions for each of the three years in the period ended December 31, 1998:

                                                          WEIGHTED
                                          NUMBER           AVERAGE
                                         OF SHARES     EXERCISE PRICE
                                        -----------    ---------------
     Outstanding at January 1,
     1996............................     279,717          $ 13.88
Granted..............................          --               --
Cancelled/Forfeited..................     (36,942)         $ 21.16
                                        -----------
     Outstanding at December 31,
     1996............................     242,775          $ 12.76
Granted..............................          --               --
Cancelled/Forfeited..................     (61,650)         $ 17.20
                                        -----------
     Outstanding at December 31,
     1997............................     181,125          $ 11.32
Granted..............................          --               --
Cancelled/Forfeited..................     (10,500)         $ 16.24
                                        -----------
     Outstanding at December 31,
     1998............................     170,625          $ 11.04
                                        ===========

                           TEI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following tables summarize information related to stock options outstanding and exercisable at December 31, 1998 and 1997.

                                                              1998
                                                       OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                        -------------------------------------------------    ----------------------------------
                                           NUMBER         WGTD. AVG.                             NUMBER
              RANGE OF                   OUTSTANDING       REMAINING        WGTD. AVG.       EXERCISABLE AT       WGTD. AVG.
           EXERCISE PRICES               AT 12/31/98      CONTR. LIFE     EXERCISE PRICE        12/31/98        EXERCISE PRICE
-------------------------------------   -------------    -------------    ---------------    ---------------    ---------------
$ 9.64 to $20.00.....................      157,500            6.50            $  9.84             84,000            $  9.92
$20.04 to $24.52.....................       13,125            6.00            $ 24.08             13,125            $ 24.08
                                        -------------          ---        ---------------    ---------------    ---------------
$ 9.64 to $24.52.....................      170,625            6.46            $ 11.04             97,125            $ 11.44
                                        =============                                        ===============

                                                              1997
                                                       OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                        -------------------------------------------------    ----------------------------------
                                           NUMBER         WGTD. AVG.                             NUMBER
              RANGE OF                   OUTSTANDING       REMAINING        WGTD. AVG.       EXERCISABLE AT       WGTD. AVG.
           EXERCISE PRICES               AT 12/31/97      CONTR. LIFE     EXERCISE PRICE        12/31/97        EXERCISE PRICE
-------------------------------------   -------------    -------------    ---------------    ---------------    ---------------
$ 9.64 to $20.00.....................      168,000            7.50            $ 10.32             90,750            $ 10.68
$20.04 to $24.52.....................       13,125             1.0            $ 24.04             13,125            $ 24.04
                                        -------------          ---        ---------------    ---------------    ---------------
$ 9.64 to $24.52.....................      181,125            7.03            $ 11.32            103,875            $ 12.36
                                        =============                                        ===============

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%; risk-free interest rate of 5.52%; the expected life of options is 5.0 years; and volatility of 32.6% for the grants. Had the compensation cost for the Company's stock-based compensation plan been determined in accordance with the accounting requirements of SFAS 123, the Company's net income and net income per common share for 1998 would approximate the pro forma amounts below:

                                                   YEAR ENDED DECEMBER 31,
                                          -----------------------------------------
                                             1998          1997            1996
                                          ----------   ------------    ------------
                                                       RECLASSIFIED    RECLASSIFIED
Income (loss) from continuing
  operations --
  as reported...........................  $  106,260     $  3,621       $  (456,379)
Income (loss) from continuing
  operations --
  pro forma.............................  $   92,126     $ 12,575       $  (462,679)
Continuing operations income (loss) per
  share -- as reported..................  $     0.03     $   0.00       $     (0.13)
Continuing operations income (loss) per
  share -- pro forma....................  $     0.03     $   0.00       $     (0.13)

     In connection with the acquisitions of the financial services firms, Pinnacle adopted the 1998 Incentive Plan ("Incentive Plan"). Under the
Incentive Plan, the Company may issue incentive awards covering an aggregate of the greater of (i) 1,100,000 shares of Common Stock and (2) 15% of the number shares of Common Stock issued and outstanding on the last day of the then preceding calendar quarter. Under the acquisitions, all outstanding TEI options were converted into options to purchase one-fourth of the number of shares of Common Stock at exercise price per share four times the per share exercise price of the converted TEI options.

                           TEI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  EARNINGS (LOSS) PER COMMON SHARE

     Basic and diluted per-share computations are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------
                                            1998            1997            1996
                                       --------------  --------------  --------------
Computation of basic and diluted
  earnings (loss) per common share:
     Net income (loss) applicable to
       common stock..................  $   (3,970,760) $   (2,781,616) $      755,100
                                       ==============  ==============  ==============
     Weighted average number of
       common shares outstanding.....       3,562,753       3,561,003       3,559,253
     Common shares issuable under
       stock option plan.............        --                    --              --
     Less shares assumed repurchased
       with proceeds.................        --                    --              --
                                       --------------  --------------  --------------
          Weighted average common
             shares outstanding......       3,562,753       3,561,003       3,559,253
                                       ==============  ==============  ==============
          Basic and diluted earnings
             (loss) per common
             share...................  $        (1.11) $        (0.78) $         0.21
                                       ==============  ==============  ==============

     Stock options outstanding of 170,625, 181,125 and 242,775 at December 31, 1998, 1997 and 1996, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

10.  PREFERRED STOCK

     The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.10 per share. Shares of Preferred Stock may be issued from time to time by the Board of Directors, without action by the shareholders, in one or more series with such designations, preferences and special rights and qualifications, limitations, and restrictions as may be designated by the Board of Directors prior to the issuance of such series.

11.  RELATED PARTIES

     The Company issued Common Stock in lieu of cash to nonemployee directors totaling $11,376, $13,790, and $12,740, during 1998, 1997, and 1996, respectively. The Company purchased diesel and boiler fuel and utilized freight services from a company owned by the President of ERRI totaling $207,000, $159,000 and $59,000 during 1998, 1997, and 1996, respectively.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense was approximately $0, $6,700, and $5,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The Company paid approximately $52,000, $846,000, and $286,000 in cash for income taxes during the years ended December 31, 1998, 1997, and 1996, respectively, and received approximately $1,508,000, $72,000 and $1,588,000 in cash from income tax refunds during the years ended December 31, 1998, 1997, and 1996, respectively. In 1997, the Company received notes of $500,000 in connection with disposition of discontinued operations.

                           TEI, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  UNAUDITED QUARTERLY FINANCIAL DATA

                                                               THREE MONTHS ENDED
                                        ----------------------------------------------------------------
                                          MARCH 31,        JUNE 30,         SEPT. 30,
                                            1998             1998             1998           DEC. 31,
                                        RECLASSIFIED     RECLASSIFIED     RECLASSIFIED         1998
                                        -------------    -------------    -------------    -------------
Interest and dividend income.........    $    385,000     $    374,000     $    393,000     $    372,000
Selling, general and administrative
expenses.............................         462,000          333,000          267,000          302,000
                                        -------------    -------------    -------------    -------------
     Income (loss) from continuing
       operations before income
       taxes.........................         (77,000)          41,000          126,000           70,000
Income tax provision (benefit).......         (26,000)          14,000           43,000           23,000
                                        -------------    -------------    -------------    -------------
     Income (loss) from continuing
       operations....................         (51,000)          27,000           83,000           47,000
     Income (loss) from discontinued
       operations, net of tax........         (40,000)          54,000         (342,000)      (3,749,000)
                                        -------------    -------------    -------------    -------------
     Net income (loss)...............    $    (91,000)    $     81,000     $   (259,000)    $ (3,702,000)
                                        =============    =============    =============    =============
Basic and diluted earnings (loss) per
  share:
     From continuing operations......    $      (0.02)    $       0.00     $       0.02     $       0.01
     From discontinued operations....           (0.01)            0.02            (0.09)           (1.05)
                                        -------------    -------------    -------------    -------------
     Net earnings (loss) per share...    $      (0.03)    $       0.02            (0.07)    $      (1.04)
                                        =============    =============    =============    =============
Weighted average common shares
outstanding..........................       3,562,753        3,562,753        3,562,753        3,562,753
                                        =============    =============    =============    =============

                                                               THREE MONTHS ENDED
                                        ----------------------------------------------------------------
                                          MARCH 31,        JUNE 30,         SEPT. 30,        DEC. 31,
                                            1997             1997             1997             1997
                                        RECLASSIFIED     RECLASSIFIED     RECLASSIFIED     RECLASSIFIED
                                        -------------    -------------    -------------    -------------
Interest and dividend income.........    $    382,000     $    389,000     $    370,000     $    389,000
Selling, general and administrative
  expenses...........................         387,000          413,000          411,000          326,000
                                        -------------    -------------    -------------    -------------
     Income (loss) from continuing
       operations before income
       taxes.........................          (5,000)         (24,000)         (41,000)          63,000
Income tax provision (benefit).......          (2,000)          (8,000)         (14,000)          13,000
                                        -------------    -------------    -------------    -------------
     Income (loss) from continuing
       operations....................          (3,000)         (16,000)         (27,000)          50,000
     Income (loss) from discontinued
       operations, net of tax........        (141,000)      (1,139,000)          13,000       (1,519,000)
                                        -------------    -------------    -------------    -------------
     Net income (loss)...............        (144,000)      (1,155,000)         (14,000)      (1,469,000)
                                        =============    =============    =============    =============
Basic and diluted earnings (loss) per
  share:
     From continuing operations......    $      (0.00)    $      (0.00)    $       0.00     $       0.02
     From discontinued operations....           (0.04)           (0.32)            0.00            (0.43)
                                        -------------    -------------    -------------    -------------
     Net earnings (loss) per share...           (0.04)    $      (0.32)    $      (0.00)           (0.41)
                                        =============    =============    =============    =============
Weighted average common shares
  outstanding........................       3,561,003        3,561,003        3,561,003        3,561,003
                                        =============    =============    =============    =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required in response to this Item 10 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required in response to this Item 11 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in response to this Item 12 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this Item 13 is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

     The following financial statements of the Company and Report of Independent Accountants are included under Part II Item 8 of this Form 10-K.

                                           PAGE
                                           ----
Report of Independent Accountants.......    21
Consolidated Balance Sheet as of
  December 31, 1998 and 1997............    22
Consolidated Statement of Operations for
  the three years in the period ended
  December 31, 1998.....................    23
Consolidated Statement of Shareholders'
  Equity for the three years in the
  period
  ended December 31, 1998...............    24
Consolidated Statement of Cash Flows for
  the three years in the period ended
  December 31, 1998.....................    25
Notes to Consolidated Financial
  Statements............................    26

    2.  Financial Statement Schedules

        The following financial statement schedules should be read in conjunction with the consolidated financial statements and notes thereto.

Report of Independent Accountants.......   S-1
Schedule II -- Valuation and qualifying
  accounts..............................   S-2

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

    3.  Exhibits

        EXHIBIT
         NUMBER                      DESCRIPTION
-------------------------------------------------------------
           3.1       -- Articles of Incorporation of the
                        Company, as amended (Filed as
                        Appendix F to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-50323) and incorporate herein by
                        reference).
          *3.2       -- Amendment and Restated Bylaws of the
                        Company.
          10.1       -- Amended and Restated Agreement and
                        Plan of Reorganization dated October
                        2, 1998 among the company, TEI, Inc.
                        ("TEI"), Harris Webb & Garrison,
                        Inc. ("HWG"), Pinnacle Management &
                        Trust Company ("PMT"), Spires
                        Financial, L.P. ("Spires") and
                        certain direct and indirect owners of
                        HWG, PMT and Spires (Filed as
                        Appendix A to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-50323) and incorporated herein by
                        reference).
          10.2       -- Plan of Merger dated October 2, 1998,
                        among TEI, TEI Combination
                        Corporation and the Company (Filed as
                        Appendix B to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-50323) and incorporated herein by
                        reference).
          10.3       -- Plan of Merger dated October 2, 1998,
                        among HWG, HWG Combination Corpora-
                        tion and the Company (Filed as
                        Appendix C to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-50323) and incorporated herein by
                        reference).
          10.4       -- Plan of Merger dated October 2, 1998,
                        among PMT, PMT Combination
                        Corporation and the Company (Filed as
                        Appendix D to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-50323) and incorporated herein by
                        reference).
          10.5       -- 1998 Incentive Plan of the Company
                        (Filed as an exhibit to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-50323) and incorporated herein by
                        reference)
          10.6       -- Consulting Agreement, dated December
                        10, 1991, between TEI and T.G. Bogle
                        (Filed as an exhibit to TEI's Form
                        10-K for the year ending December 31,
                        1991 (File No. 0-18899) and
                        incorporated herein by reference)

          10.7       -- Asset Purchase Agreement between
                        Tanknology Environmental, Inc. and
                        Mankoff Equipment, Inc. dated
                        September 23, 1993 (Filed as an
                        exhibit to TEI's Form 8-K dated
                        October 1, 1993 (File No. 0-18899)
                        and incorporated herein by
                        reference).
          10.8       -- Noncompete Agreement between
                        Tanknology Environmental, Inc. and
                        Curt J. Mankoff (Filed as an exhibit
                        to TEI's Form 8-K dated October 1,
                        1993 (File No. 0-18899) and
                        incorporated herein by reference)
          10.9       -- Asset Purchase Agreement dated
                        Tanknology Environmental, Inc. and
                        Jack Holder Enterprises, Inc. dated
                        January 31, 1994 (Filed as an exhibit
                        to TEI's Form 10-K for the year
                        ending December 31, 1994 (File No.
                        0-18899) and incorporated herein by
                        reference)
          10.10      -- Agreement to sell assets, dated
                        December 22, 1995, between Mankoff,
                        Inc. and Donald Kooperman (Filed as
                        an exhibit to TEI's Form 10-K for the
                        year ending December 31 1995 (File
                        No. 0-18899) and incorporated herein
                        by reference).
          10.11      -- Installment note between Mankoff,
                        Inc. and Continental Environmental,
                        Inc., dated December 20, 1995 (Filed
                        as an exhibit to TEI's Form 10-K for
                        the year ending December 31, 1995
                        (File No. 0-18899) and incorporated
                        herein by reference).
          10.12      -- License Agreement between Tanknology
                        Worldwide and Fulton Hogan Limited,
                        dated April 1, 1995 (Filed as an
                        exhibit to TEI's Form 10-K for the
                        year ending December 31, 1995 (File
                        No. 0-18899) and incorporated herein
                        by reference).
          10.13      -- Stock Purchase Agreement between
                        Tanknology Environmental, Inc. and
                        NDE Environmental Corporation dated
                        October 7, 1996 (Filed as an exhibit
                        to TEI's Form 8-K dated October 25,
                        1996 (File No. 0-18899) and
                        incorporated herein by reference).
          10.14      -- Asset Purchase Agreement between
                        Tanknology/Engineered Systems, Inc.,
                        TEI, Inc. and Sorrento Electronics,
                        Inc. dated December 23, 1997 (filed
                        as an exhibit to TEI's Form 10-K for
                        the year ending December 23, 1997
                        (File No. 0-18899) and incorporated
                        herein by reference).
          10.15      -- Sublease Agreement dated January 19,
                        1994 between Texas Commerce Bank
                        National Association and Harris Webb
                        & Garrison, Inc., as amended by that
                        certain First Amendment to Sublease
                        Agreement dated February 23, 1994,
                        the Second Amendment to Sublease
                        Agreement dated April 26, 1994, and
                        the Third Amendment to Sublease
                        Agreement dated January 19, 1995.
                        (Filed as an exhibit to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-50323) and incorporated herein by
                        reference).
          10.16      -- Office Lease Agreement dated February
                        1, 1998 between 5599 San Felipe, Ltd.
                        and Harris Webb & Garrison, Inc.
                        (Filed as an exhibit to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-50323) and incorporated herein by
                        reference)
         *10.17      -- Office Lease Agreement dated January
                        19, 1999 between 5599 San Felipe,
                        Ltd. and the Company.
          10.18      -- Letter Agreement dated January 14,
                        1994 between S.G. Cowen & Company and
                        Harris Webb & Garrison, Inc., as
                        amended January 19, 1994. (Filed as
                        an exhibit to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-50323) and incorporated herein by
                        reference).
          10.19      -- Autotrust Agreement dated January 9,
                        1998 between SunGard Trust Systems
                        Inc. and Pinnacle Management & Trust
                        Company (Filed as an exhibit to the
                        Proxy Statement/Prospectus of the
                        Company dated December 31, 1998 (Reg.
                        No. 333-50323) and incorporated
                        herein by reference).
         *21.1       -- List of Subsidiaries of the
                        Registrant.
         *23.1       -- Consent of PricewaterhouseCoopers
                        LLP.
         *27.1       -- Financial Data Schedule.

------------

* Filed herewith.

(b)       Reports on Form 8-K

          There were no reports on Form 8-K filed during the three-month period ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                                          PINNACLE GLOBAL GROUP, INC.


                                          By: /s/ ROBERT E. GARRISON II
                                          ____________________________________
                                          PRESIDENT, CHIEF EXECUTIVE
                                            3 OFFICER AND DIRECTOR

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 31st day of March, 1999.

                      SIGNATURE                                                   TITLE
------------------------------------------------------  ---------------------------------------------------------
               /s/TITUS H. HARRIS, JR.                  Chairman of the Board
                 TITUS H. HARRIS, JR.

               /s/ROBERT E. GARRISON II                 President, Chief Executive Officer, and Director
                ROBERT E. GARRISON II                     (Principal Executive Officer)

                /s/DONALD R. CAMPBELL                   Vice Chairman, Director
                  DONALD R. CAMPBELL                      (Principal Financial and
                                                          Accounting Officer)

                    /s/T. G. BOGLE                      Director
                     T. G. BOGLE

                  /s/T. CRAIG BENSON                    Director
                   T. CRAIG BENSON

                    /s/TONY COELHO                      Director
                     TONY COELHO

                  /s/JAMES H. GREER                     Director
                    JAMES H. GREER

                 /s/W. BLAIR WALTRIP                    Director
                   W. BLAIR WALTRIP

                  /s/PETER W. BADGER                    Director
                   PETER W. BADGER


                      SIGNATURE                                                   TITLE
------------------------------------------------------  ---------------------------------------------------------
                /s/STEPHEN M. RECKLING                  Director
                 STEPHEN M. RECKLING

                  /s/RICHARD C. WEBB                    Director
                   RICHARD C. WEBB

                    /s/SEAN DOBSON                      Director
                     SEAN DOBSON


                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
  Pinnacle Global Group, Inc.:

     Our audit of the consolidated financial statements referred to in our report dated March 31, 1999 of TEI, Inc. and Subsidiaries included on page 21 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                         PricewaterhouseCoopers
LLP

Houston, Texas
March 31, 1999

                                                                     SCHEDULE II

                           TEI, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

==================================================================================================================================
               COL. A                      COL. B          COL. C(1)         COL. C(2)             COL. D               COL. E
----------------------------------------------------------------------------------------------------------------------------------
                                                                             CHARGED TO
                                         BALANCE AT                            OTHER
                                        BEGINNING OF                        ACCOUNTS --        DEDUCTIONS --          BALANCE AT
             DESCRIPTION                   PERIOD          ADDITIONS          DESCRIBE            DESCRIBE           END OF PERIOD
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
Allowance for doubtful accounts and
  notes..............................    $  430,510         $     --         $   (9,945)(A)      $ (420,565)(B)        $      --
                                        ============       ==========       ============       ==============        =============
Reserve for slow moving and obsolete
  inventory..........................    $       --         $     --         $       --          $       --            $      --
                                        ============       ==========       ============       ==============        =============
DECEMBER 31, 1997
Allowance for doubtful accounts and
  notes..............................    $  849,427         $452,065         $       --          $ (870,982)(B)(C)     $ 430,510
                                        ============       ==========       ============       ==============        =============
Reserve for slow moving and obsolete
  inventory..........................    $       --         $     --         $       --          $       --            $      --
                                        ============       ==========       ============       ==============        =============

DECEMBER 31, 1996
Allowance for doubtful accounts and
  notes..............................    $1,199,286         $ 30,996         $ (380,855)(A)      $       --            $ 849,427
                                        ============       ==========       ============       ==============        =============
Reserve for slow moving and obsolete
  inventory..........................    $  510,480         $     --         $ (510,480)(A)      $       --            $      --
                                        ============       ==========       ============       ==============        =============

------------

(A) Amounts were reclassified to net assets of discontinued operations.

(B) Represents the charge off of receivables.

(C) Includes $178,425 attributable to discontinued operations.