Form 10-Q
period 1999-03-31
PINNACLE GLOBAL GROUP INC
filed 1999-05-17
CIK 1071341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999,

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-65417

                            ------------------------

                           PINNACLE GLOBAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                             76-0583569
   (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                           5599 SAN FELIPE, SUITE 555
                              HOUSTON, TEXAS 77056
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (713) 993-4610
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES [X]   NO [ ]

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 1999, was 7,125,264.

================================================================================

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                          PAGE
                                                          ----
PART I.           CONDENSED CONSOLIDATED FINANCIAL
                    INFORMATION
     Item 1.      Financial Statements.................     2
                  Condensed Consolidated Balance Sheet
                    as of March 31, 1999 and December
                    31, 1998...........................     2
                  Condensed Consolidated Statement of
                    Operations for the Three Months
                    Ended March 31, 1999 and 1998......     3
                  Condensed Consolidated Statement of
                    Shareholders' Equity for the Three
                    Months Ended March 31, 1999........     4
                  Condensed Consolidated Statement of
                    Cash Flows for the Three Months
                    Ended March 31, 1999 and 1998......     5
                  Notes to Condensed Consolidated
                    Financial Statements...............     6
     Item 2.      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations......................    12
     Item 3.      Quantitative and Qualitative
                    Disclosures About Market Risks.....    15
PART II.          OTHER INFORMATION
     Item 1.      Legal Proceedings....................    17
     Item 4.      Submission of Matters to a Vote of
                    Security Holders...................    18
     Item 6.      Exhibits and Reports on Form 8-K.....    19
PART III.         SIGNATURES...........................    20

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                         MARCH 31,       DECEMBER 31,
                                            1999             1998
                                        ------------     ------------
               ASSETS
Cash and cash equivalents............   $ 13,520,007     $ 13,292,644
Securities available for sale........     16,354,318       14,637,575
Receivable from broker-dealers and
  clearing organizations.............     22,036,367               --
Deposits with clearing brokers.......      1,480,686               --
Securities owned.....................     45,403,831               --
Intangible assets, net...............     22,111,487               --
Other assets.........................      4,918,696        3,990,060
Net assets of discontinued
  operations.........................      3,086,172        3,074,960
                                        ------------     ------------
     Total assets....................   $128,911,564     $ 34,995,239
                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued
       liabilities...................   $  2,545,393     $  1,295,476
     Payable to clearing
       broker-dealers................     44,342,831               --
     Securities sold, not yet
       purchased.....................     19,413,675               --
                                        ------------     ------------
          Total liabilities..........     66,301,899        1,295,476
                                        ------------     ------------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $.10 par value;
       10,000,000 shares authorized;
       no shares issued and
       outstanding...................             --               --
     Common stock, $.01 par value;
       100,000,000 shares authorized;
       7,125,253 and 3,801,559 shares
       issued at March 31,
       1999 and December 31, 1998,
       respectively..................         71,253           38,016
     Additional paid-in capital......     58,667,821       33,248,729
     Receivables for shares issued...     (1,178,340)              --
     Retained earnings...............      5,172,089        4,606,689
     Accumulated other comprehensive
       loss..........................       (123,158)          (6,000)
     Treasury stock at cost, 238,806
       shares at December 31, 1998...             --       (4,187,671)
                                        ------------     ------------
     Total shareholders' equity......     62,609,665       33,699,763
                                        ------------     ------------
     Total liabilities and
       shareholders' equity..........   $128,911,564     $ 34,995,239
                                        ============     ============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


                                               1999            1998
                                          --------------  --------------
Revenues:
     Commissions........................  $    2,542,000  $           --
     Principal transactions.............         687,814              --
     Investment banking.................         594,722              --
     Fiduciary, custodial and advisory
      fees..............................         314,885              --
     Interest and dividends.............         444,407         385,221
     Other income.......................          23,840              --
                                          --------------  --------------
          Total revenues................       4,607,668         385,221
                                          --------------  --------------
Expenses:
     Employee compensation and
      benefits..........................       2,170,465         128,752
     Floor brokerage, exchange and
      clearance fees....................          84,214              --
     Communications and data
      processing........................         231,101              --
     Interest...........................          43,732              --
     Occupancy..........................         164,019          18,591
     Amortization of intangible
      assets............................         148,400              --
     Other general and administrative...         762,847         315,113
                                          --------------  --------------
          Total expenses................       3,604,778         462,456
                                          --------------  --------------
Income (loss) from continuing operations
  before income taxes...................       1,002,890         (77,235)

     Provision (benefit) for income
      taxes.............................         437,490         (26,140)
                                          --------------  --------------

Income (loss) from continuing
  operations............................         565,400         (51,095)

     Loss from discontinued operations,
      net of tax........................              --         (39,480)
                                          --------------  --------------
Net income (loss).......................  $      565,400  $      (90,575)
                                          ==============  ==============
Basic and diluted income (loss) per
  share:
     From continuing operations.........  $          .10  $         (.02)
     From discontinued operations.......              --            (.01)
                                          --------------  --------------
Net income (loss) per share.............  $          .10  $         (.03)
                                          ==============  ==============
Weighted average shares outstanding.....       5,937,753       3,562,753
                                          ==============  ==============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                              COMMON STOCK             TREASURY STOCK        ADDITIONAL    RECEIVABLES
                                          ---------------------    -----------------------    PAID-IN       FOR SHARES
                                            SHARES      AMOUNT      SHARES       AMOUNT       CAPITAL         ISSUED
                                          -----------   -------    --------   ------------  ------------   ------------
Balance, December 31, 1998..............    3,801,559   $38,016    (238,806)  $ (4,187,671) $ 33,248,729    $        --
Issuance of common stock in
  acquisitions..........................    3,562,500    35,625          --             --    29,604,375             --
Retirement of treasury stock............     (238,806)   (2,388)    238,806      4,187,671    (4,185,283)            --
Receivables for shares issued...........           --        --          --             --            --     (1,178,340)
Comprehensive income:
    Net income..........................           --        --          --             --            --             --
    Net change in unrealized
      depreciation of securities
      available for sale................           --        --          --             --            --             --
         Total comprehensive income.....           --        --          --             --            --             --
                                          -----------   -------    --------   ------------  ------------   ------------
Balance, March 31, 1999.................    7,125,253   $71,253          --   $         --  $ 58,667,821    $(1,178,340)
                                          ===========   =======    ========   ============  ============   ============


                                                         ACCUMULATED
                                                            OTHER
                                           RETAINED     COMPREHENSIVE
                                           EARNINGS          LOSS           TOTAL
                                          -----------   --------------   ------------
Balance, December 31, 1998..............  $ 4,606,689     $   (6,000)    $ 33,699,763
Issuance of common stock in
  acquisitions..........................           --             --       29,640,000
Retirement of treasury stock............           --             --               --
Receivables for shares issued...........           --             --       (1,178,340)
Comprehensive income:
    Net income..........................      565,400             --          565,400
    Net change in unrealized
      depreciation of securities
      available for sale................           --       (117,158)        (117,158)
                                                                         ------------
         Total comprehensive income.....           --             --          448,242
                                          -----------   --------------   ------------
Balance, March 31, 1999.................  $ 5,172,089     $ (123,158)    $ 62,609,665
                                          ===========   ==============   ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


                                               1999            1998
                                          --------------  --------------
Cash flows from operating activities:
     Net income (loss)..................  $      565,400  $      (90,575)
     Adjustments to reconcile net income
      (loss) to net cash used in
      operating activities:
          Amortization of intangible
         assets.........................         148,400              --
          Amortization of premium and
         discounts on securities
         available for sale.............         (28,516)       (206,880)
          Loss from discontinued
         operations charged against
         reserve........................          77,666         177,193
          Other, net....................          21,380         (34,970)
     Change in operating assets and
      liabilities:
          Continuing operations.........      (2,092,354)             --
          Discontinued operations.......          (1,376)       (215,102)
                                          --------------  --------------
     Net cash used in operating
      activities........................      (1,309,400)       (370,334)
                                          --------------  --------------
Cash flows from investing activities:
     Purchase of securities available
      for sale..........................      (6,346,620)     (9,775,787)
     Maturities of securities available
      for sale..........................       7,532,168       9,291,771
     Capital expenditures...............        (290,180)             --
     Acquisition costs..................      (1,287,887)             --
     Discontinued operations, net.......          (9,836)       (191,907)
                                          --------------  --------------
     Net cash used in investing
      activities........................        (402,355)       (675,923)
                                          --------------  --------------
Cash flows from financing activities:
     Continuing operations..............              --              --
     Discontinued operations............              --              --
                                          --------------  --------------
     Net cash provided by financing
      activities........................              --              --
                                          --------------  --------------
Cash of businesses acquired.............       1,939,118              --
                                          --------------  --------------
     Net increase (decrease) in cash and
      cash equivalents..................         227,363      (1,046,257)
Cash and cash equivalents at beginning
  of period.............................      13,292,644      12,810,100
                                          --------------  --------------
Cash and cash equivalents at end of
  period................................  $   13,520,007  $   11,763,843
                                          ==============  ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     Through a series of transactions on January 29, 1999, the shareholders of TEI, Inc. ("TEI") exchanged all common shares of TEI for 3,562,753 common shares of Pinnacle Global Group, Inc. (the "Company"), the newly formed public holding company. The Company simultaneously completed the acquisition of three financial services firms: Harris Webb & Garrison, Inc. ("HWG"), Pinnacle Management & Trust Company ("PMT") and Spires Financial, L.P. ("Spires"), by exchanging 3,562,500 of its common shares (slightly less than 50% of outstanding common shares) in exchange for all of the ownership interests of the three financial services firms. TEI is now a wholly-owned subsidiary of the Company. As a result of the acquisitions, and the discontinued operations described below, the Company now provides a broad range of financial services including institutional and retail brokerage, investment banking, merchant banking, investment management, secondary market loan and loan servicing placement and trust related services. Therefore, results of operations are not comparable to the prior period.

     PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of financial position at March 31, 1999, results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     CASH EQUIVALENTS

     Highly liquid debt instruments with original maturities of three months or less when purchased are considered to be cash equivalents.

     SECURITIES AVAILABLE FOR SALE

     Securities available for sale include marketable equity securities and debt instruments with maturities greater than three months when purchased, are recorded at cost, and are adjusted for unrealized holding gains and losses due to market fluctuations. These unrealized gains or losses, net of tax, are recorded as a separate component of other comprehensive income. Gains and losses are recorded upon sale based upon the specific identification method.

     SECURITIES TRANSACTIONS

     Marketable securities owned, marketable securities sold not yet purchased, and deposits held by clearing brokers and dealers are valued at market value. Securities not readily marketable are valued at estimated fair value as determined by management. Realized and unrealized gains and losses are included in income.

     Principal securities transactions are recorded on the trade date, as if they had settled. Profit and loss arising from securities transactions entered into for the account and risk of the Company are recorded on a trade date basis. Customers' securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     RESALE AND REPURCHASE AGREEMENTS AND SECURITIES LENDING AGREEMENTS

     Purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) and sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

     INVESTMENT BANKING

     Investment banking revenues include fees earned from providing merger-and-acquisition advice, financial advisory services and fees earned from raising both debt and equity capital. Investment banking fees from acting as an agent in securities offerings are recorded at the time the engagement is completed and the income is reasonably determinable.

     FIDUCIARY, CUSTODIAL AND ADVISORY FEES

     Fiduciary, custodial and advisory fees are recorded monthly for most trust accounts, based on a percentage of each individual's market value on the last day of the month then ended.

     MANAGEMENT'S ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's most significant estimates relate to estimated recoverable amounts of assets and estimated liabilities of discontinued operations and to the estimated fair value of securities not readily marketable. It is reasonably possible that those estimates will change.

2.  ACQUISITIONS

     On January 29, 1999, the Company acquired HWG, PMT, and Spires. The former owners of HWG, PMT, and Spires received consideration consisting of 3,562,500 shares of the Company's common stock which represents about 49.98% of the outstanding common stock. The acquisitions were accounted for as purchases and, accordingly, the financial information of HWG, PMT, and Spires is included in the Company's consolidated financial statements from the date of acquisition. The purchase price of approximately $31 million exceeded the fair value of identifiable net assets acquired by approximately $22 million, which is being amortized on a straight-line basis over 25 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimated fair value. The actual allocation may be different from the preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following summarized unaudited pro forma financial information assumes the acquisitions had occurred on January 1, 1998:


                                           THREE MONTHS ENDED
                                               MARCH 31,
                                       --------------------------
                                           1999          1998
                                       ------------  ------------
Revenues.............................  $  5,923,929  $  4,942,524
Income from continuing operations....       683,143       267,763
Basic and diluted earnings per share
  from continuing operations.........           .10           .04


     These unaudited pro forma amounts are derived from the historical financial information of the acquired businesses and reflect adjustments for amortization of intangible assets and for income taxes. The unaudited pro forma financial information does not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3.  SECURITIES AVAILABLE FOR SALE

     Securities available for sale were as follows at March 31, 1999:

                                                        GROSS UNREALIZED
                                                      ---------------------     ESTIMATED
                                           COST         GAINS      LOSSES      FAIR VALUE
                                        -----------   ---------  ----------    -----------
U.S. Government and agency
  obligations........................   $ 1,952,026   $      --  $      198    $ 1,951,828
Corporate bonds......................     6,837,151         654       3,118      6,834,687
Commercial paper.....................     5,567,047          --          --      5,567,047
Marketable equity securities.........     2,121,252      64,597     185,093      2,000,756
                                        -----------   ---------  ----------    -----------
                                        $16,477,476   $  65,251  $  188,409    $16,354,318
                                        ===========   =========  ==========    ===========

4.  RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS

     Amounts receivable from and payable to broker-dealers and clearing organizations at March 31, 1999 were as follows:


                                        RECEIVABLE         PAYABLE
                                        -----------      -----------
Payable to clearing broker-dealers...   $        --      $44,342,831
Receivable from clearing
  organizations......................    19,406,796               --
Fees and commissions
  receivable/payable, net............     2,629,571               --
                                        -----------      -----------
                                        $22,036,367      $44,342,831
                                        ===========      ===========

     The Company clears certain of its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The amount payable to the clearing broker relates to the aforementioned transactions and is collateralized by securities owned by the Company.

5.  DEPOSITS HELD BY CLEARING BROKERS AND DEALERS

     Under terms of clearing agreements, the Company is required to maintain a certain level of cash or securities on deposit with clearing broker-dealers. Should the clearing broker-dealers suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

clearing broker-dealer. The Company has funds invested in U.S. Treasury bills and in a money market account on deposit with clearing broker-dealers to meet this requirement.

6.  SECURITIES OWNED AND SECURITIES SOLD NOT YET PURCHASED

     Securities owned consisted of U.S. government and agency obligations, corporate bonds, and commercial paper, and equity securities, including at March 31, 1999, $1,433,671 of not readily marketable securities valued at estimated fair value as determined by management. Securities sold not yet purchased consisted of U.S. government and agency obligations.

7.  INCOME TAXES

     The differences between the effective tax rate reflected in the income tax provision for continuing operations and the statutory federal rate for the period indicated are as follows:


                                            THREE
                                            MONTHS
                                            ENDED
                                           MARCH 31,
                                             1999
                                          ----------
Tax computed using the statutory rate...  $  340,983
Nondeductible amortization of
  goodwill..............................      56,392
State income taxes......................      30,087
Other...................................      10,028
                                          ----------
     Total..............................  $  437,490
                                          ==========

     The effective tax rate for discontinued operations was approximately 34% for the three months ended March 31, 1999 and 1998.

8.  DISCONTINUED OPERATIONS

     The Board of Directors adopted a plan to discontinue the operations of Energy Recovery Resources, Inc. ("ERRI") effective December 31, 1998. Accordingly, the operating results of ERRI have been segregated from continuing operations and reported as a discontinued operation in the statement of operations. A provision for estimated loss on disposition of ERRI of $2,164,000 net of tax, consisting of a write down of goodwill and property and equipment, was recorded during the fourth quarter of 1998.

     Engineered Systems, Inc.'s ("ESI") operations were discontinued as of December 31, 1995. The assets of ESI were disposed of on December 23, 1997, for a $500,000 interest bearing note due in 2002. The purchaser has also agreed to complete customer contracts that were in process at the time of the sale. In accordance with the terms of the ESI asset disposition, the purchaser is responsible for completing customers contracts that were in place at the date of disposition. However, the Company remains liable for costs incurred by the purchaser in excess of amounts recoverable from customers. Through the third quarter of 1998, the Company believed, based in part from information provided by the purchaser, that it had no additional liability with respect to the contracts in process. Subsequent to December 31, 1998, the Company was notified that a major customer cancelled its contract and that the other contracts in process have incurred costs in excess of amounts recoverable from customers. As a result during the fourth quarter of 1998 the Company recorded an additional loss related to ESI of $1,344,000, net of tax. The Company currently estimates that it will not incur any additional losses with respect to contracts to be completed by the purchaser; however, the Company has experienced significant changes in these estimates in the past and it is reasonably possible that such changes could occur in future periods.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  CONCENTRATIONS OF CREDIT RISK

     Financial investments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, securities available for sale, securities owned, and all receivables, including those from discontinued operations. Risks and uncertainties associated with financial investments include credit exposure, interest rate volatility, regulatory changes, and changes in market values of equity securities. Future changes in market trends and conditions may occur which could cause actual results to differ materially from the estimates used in preparing the accompanying financial statements.

     The Company and its subsidiaries are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standing of each counterparty.

10.  COMMITMENTS

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such underwriting commitments that were open at March 31, 1999, and were subsequently settled, had no material effect on the consolidated financial statements as of that date.

     The Company and its subsidiaries have obligations under operating leases with initial noncancelable terms in excess of one year. Aggregate annual rentals for office space and computer and office equipment are as follows:


1999.................................  $  1,176,000
2000.................................     1,194,000
2001.................................     1,126,000
2002.................................     1,128,000
2003.................................     1,082,000
Thereafter...........................        80,000


11.  LEGAL MATTERS

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $600,000 for liabilities relating to services performed by Tanknology Corporation International, Tanknology Canada (1988), Inc., and USTMAN Industries, Inc. prior to October 25, 1996. The Company has fully provided for that contingency as of March 31, 1999. The Company believes the ultimate outcome of the litigation and claims will not have a material adverse effect to the Company's consolidated financial position, results of operations or cash flows.

12.  NET CAPITAL REQUIREMENTS OF SUBSIDIARIES

     HWG and Spires are subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). PMT is required by the Texas Department of Banking to maintain minimum capital of $1,500,000.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  BORROWING ARRANGEMENT

     The Company has a $300,000 unsecured line of credit agreement with a bank expiring on December 1, 1999. Interest is charged at the bank's prime rate plus
 .75%. At March 31, 1999, no amount is outstanding under the line of credit.

14.  EARNINGS (LOSS) PER COMMON SHARE

     Basic and diluted per-share computations for the periods indicated were as follows:


                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                           1999           1998
                                       ------------  --------------
Computation of basic and diluted
  earnings (loss) per common share:
     Net income (loss) applicable to
       common stock..................  $    565,400  $   (3,970,760)
                                       ============  ==============
     Weighted average number of
       common shares outstanding.....     5,937,753       3,562,753
     Common shares issuable under
       stock option plan.............            --              --
     Less shares assumed repurchased
       with proceeds.................            --              --
                                       ------------  --------------
          Weighted average common
             shares outstanding......     5,937,753       3,562,753
                                       ============  ==============
          Basic and diluted earnings
             (loss) per common
             share...................  $        .10  $        (1.11)
                                       ============  ==============

     Stock options outstanding have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

15.  BUSINESS SEGMENT INFORMATION

     The Company's continuing businesses operate in two reportable business segments. HWG and Spires are regional investment banking and brokerage services firms whose activities primarily include securities underwriting, retail and institutional brokerage services, trading of fixed income and equity securities, among others. PMT is a state chartered trust company providing a variety of trust services including investment management, estate settlement, retirement planning, among others. The following summarizes certain financial information of each reportable segment for the three months ended March 31, 1999:


                                        INVESTMENT BANKING
                                          AND BROKERAGE         TRUST
                                             SERVICES          SERVICES
                                        ------------------    ----------
Revenues.............................      $  3,703,991       $  360,395
Income before income taxes...........           953,021          143,901
Total assets.........................        84,904,078        4,177,701


     The following table reconciles income before income taxes of the reportable segments to the consolidated income from continuing operations before income taxes reported in the consolidated statement of operations for the three months ended March 31, 1999:


Income before income taxes of
  reportable segments:
     Investment banking and brokerage
      services.......................  $    953,021
     Trust services..................       143,901
                                       ------------
                                          1,096,922
Amortization of intangible assets....      (148,400)
Corporate revenues and expenses,
  net................................        54,368
                                       ------------
Income from continuing operations
  before income taxes................  $  1,002,890
                                       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

GENERAL

     The Company is a holding company that provides diversified financial services through its subsidiaries, including institutional and retail brokerage, investment banking, merchant banking, secondary market loan and loan servicing placement, trust related services and investment management. All of these activities are highly competitive and are sensitive to many factors outside the control of the Company, including those factors listed under "Factors Affecting Forward-Looking Statements."

     The Company closely monitors its operating environment to enable it to respond promptly to market cycles. In addition, the Company seeks to lessen earnings volatility by controlling expenses, increasing fee-based business and developing new revenue sources. Nonetheless, operating results of any individual period should not be considered representative of future performance.

     On January 29, 1999, the Company completed the acquisitions of HWG, PMT and Spires. In the acquisitions, just over 50% of the Company's outstanding shares were issued to TEI's former shareholders in exchange for their TEI shares, and slightly less than 50%, or 3,562,500 Company shares, were issued to the former owners of the financial services firms. The acquisitions were accounted for as purchases by the Company of each of the three financial services firms. The following discussion of the results of operations includes the operations of HWG, PMT and Spires since January 29, 1999.

     In March 1999, the Company's new management decided to discontinue the operations of TEI's liquid waste subsidiary effective December 31, 1998. These operations, which are conducted primarily in Charlotte, North Carolina and surrounding areas, involve the treating, recycling, and handling of wastewater, waste oil and other non-hazardous fluid waters for owners and operators of under and above ground storage tanks and other commercial and industrial waste generators. Management believes the sale of the liquid waste business and related Charlotte, North Carolina facility will be consummated within the next nine months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     As explained in Note 2 of the Notes to Condensed Consolidated Financial Statements for the Company, the financial results of the Company for the period ended March 31, 1999 only include the results of operations of the financial services firms (HWG, PMT and Spires) from the date of acquisition, or January 29, 1999. Therefore, the Company's results for the three months ended March 31, 1999 include two months of results from the financial services firms. Total revenues increased $4.2 million to $4.6 million and total expenses increased $3.1 million to $3.6 million, primarily as a result of the acquisitions, described in Note 2 of the Notes to Condensed Consolidated Financial Statements. Basic and diluted income (loss) per share from continuing operations increased from a loss of $0.02 to income of $0.10 for the period.

     Commissions revenue was $2.5 million and was comprised of commission revenue from retail and institutional brokerage operations at Spires and HWG. Principal transactions revenue was $0.7 million, consisting primarily of trading gains net of hedging costs. Investment banking revenue was $0.6 million, and consisted primarily of investment banking fees earned from advisory services and private security offerings. Fiduciary, custodial and advisory fees revenue was $0.3 million derived primarily from fee-based account business at PMT.

     Employee compensation and benefits increased $2.0 million to $2.2 million primarily due to additional employees in connection with the acquisitions as described in Note 2 of the Condensed Consolidated Financial Statements for the Company. Employee compensation and benefits includes commissions paid to retail and institutional brokers and investment bankers at HWG and Spires. Communication and data processing costs were $0.2 million primarily related to upgrades in technology and services including quotes and market data services. Occupancy costs were $0.2 million primarily due to rent expense for office leases of the newly acquired financial services firms.

     The effective tax rate from continuing operations was 44% and 34% during the three months ended March 31, 1999 and 1998, respectively. The increase in the rate is primarily the result of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company intends to satisfy a large portion of its funding needs with its own capital resources, consisting largely of internally generated earnings and liquid assets held by the Company prior to the acquisitions described in
Note 2 of the Notes to Condensed Consolidated Financial Statements. A large portion of the Company's assets are highly liquid and short term in nature. The Company's cash, cash equivalents and liquid assets, consisting of securities available for sale, receivables from broker-dealers and clearing organizations, deposits with clearing brokers and securities owned, represented about 77% of the Company's total assets at March 31, 1999. At March 31, 1999, the Company had approximately $29.9 million in cash and cash equivalents and securities available for sale. The Company has $22.1 million in net intangible assets at March 31, 1999 as a result of the acquisitions described in Note 2 of the Notes to Condensed Consolidated Financial Statements. Total assets increased $93.9 million from $35.0 million at December 31, 1999 to $128.9 million at March 31, 1999.

     The Company's broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission relating to liquidity, net capital standards and the use of client funds and securities. PMT is also subject to requirements of the Texas Banking Commissioner relating to, among other things, liquidity, net capital standards and client bonding requirements. The Company has historically operated in excess of the minimum net capital requirements.

YEAR 2000

     The Company utilizes software and related information technologies that will be affected by the date change in the year 2000. The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, certain date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in a systems failure or cause systems to process critical financial and operational information incorrectly. Additionally, the Company relies on certain non-information technology systems such as communications and building operations systems that could also be affected by the date change. The failure of these non-information technology systems could interrupt or shutdown business operations for some period of time.

     The Company's financial services subsidiaries are heavily dependent on their own computer programs and systems, all of which may be affected by the year 2000 problem. In addition, these subsidiaries have material relationships with third parties related to the performance of the Company's financial services who must also address the year 2000 problem. These third parties include:

       o   trading counter parties

       o   financial intermediaries

       o   securities exchanges

       o   depositories

       o   software providers

       o   clearing agencies

       o   clearing houses

     The operations of the Company's financial services may be adversely affected if these third parties do not adequately address the year 2000 problem and the Company is unable to make timely contingency plans. A year 2000 failure at any of the Company's financial service subsidiaries or at their material third parties could have a material adverse affect on the Company's financial services businesses by impairing its ability to, among other things:

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

     The Company has contacted material third parties whose services or functions, if curtailed, would have an adverse effect on the Company. However, the Company to date does not have sufficient information to assess whether all material third parties will be year 2000 compliant. The Company intends to make further inquiry during the second quarter of 1999 with those material third party relationships who did not respond by March 31, 1999.

     The Company's broker-dealer subsidiaries, HWG and Spires, were required to conduct complete reviews of the potential impact of year 2000 issues and report their findings to the NASD and the SEC no later than August 31, 1998. HWG filed its initial report with the NASD and SEC on August 6, 1998, and Spires filed its initial report with both agencies on August 31, 1998, both reports were without response from the NASD or the SEC. An updated report by both subsidiaries was due and was filed on April 30, 1999.

     The Company's trust subsidiary, PMT, was required to conduct a complete review of the potential impact of the year 2000 issues and report its findings to the Texas Banking Commissioner. PMT filed its initial report with the Bank Commissioner on August 3, 1998.

The Company has developed the following multi-phase plan to resolve potential Year 2000 problems relating to its information technology ("IT") systems at all of its operations:

     Phase I: Identify and evaluate all IT systems according to their potential business impact.

     Phase II:   Identify IT systems that use date functions and assess them for year 2000 functionality.

     Phase III:  Reprogram or replace equipment/systems, where necessary, to ensure year 2000 readiness.

     Phase IV:  Test code modifications and material equipment/systems to ensure successful operation in a post-1999 environment.

     Phase V: Adoption of contingency plans in the case of potential year 2000 failures.

     The Company has completed Phases I through III, and has partially completed Phases IV and V of its plan at a cost of about $50,000 for modifying or purchasing new software and for upgrading or purchasing new computer systems. The Company expects to complete Phases IV and V of its plan by September 30, 1999 at an additional cost estimated not to exceed $200,000. Of these total year 2000 costs, about $30,000 are expected to be used for remediation, which represents an estimated 10% of the Company's 1999 information technology budget. Some of these costs may be recurring. The Company believes that cash on hand and cash from operations will be sufficient to fund these costs. No information technology projects have been deferred due to the Company's year 2000 efforts.

     The Company has begun to develop a firm-wide contingency/recovery plan aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of this process, the Company will develop reasonably likely failure scenarios for its critical IT systems and material third-party relationships. Once these scenarios are identified, the Company will develop plans designed to reduce the impact to the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company cannot guarantee that it will be able to resolve all of its year 2000 issues, and any critical unresolved year 2000 issues at the Company or any of its material third parties could have a material adverse effect on the Company's results of operations and financial condition. The Company expects its contingency and recovery planning to be substantially complete by September 30, 1999.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, (the "Acts"). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates;
(3) changes in regulatory requirements which could affect the demand for the Company's services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions and (9) demand for the Company's services. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

     The Company's discussion of the issues surrounding year 2000 contain forward-looking statements as defined in the Acts. These forward-looking statements could relate to, but are not limited to (1) the financial impact of the year 2000 project; (2) the Company's estimated timetables for completion of each phase of the project; (3) the Company's estimates of the availability of vendor software upgrades and consulting services; (4) the readiness of third-party service providers; and (5) contingency plans. The Company cautions that many factors, including those outside of the control of the Company, could cause actual results to be materially different than those anticipated and expressed in the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

MARKET RISKS

     Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, equity prices, and changes in credit ratings of the issuer. The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading activities.

     Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate sensitive financial instruments. To facilitate its proprietary trading in fixed income securities, the Company maintains an active inventory of interest rate sensitive instruments. As of March 31, 1999 the Company's fixed income trading inventory consisted principally of $44.1 million in mortgage-related instruments with a weighted average life approximating two years.

     Market prices on the company's fixed income inventory fluctuate with changes in interest rates, credit and liquidity spreads. The Company utilized various hedging strategies to protect its market value exposure to changes in interest rates. On March 31, 1999, management determined that the short sale of $19.4 million of fifteen-year mortgage-backed securities best hedged its inventory against changes in both interest rates.

     The Company's fixed income activities also expose it to the risk of loss related to changes in credit and liquidity spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception could effect the value of financial instruments. In management's opinion, the Company's inventory at March 31, 1999, consisting entirely of high quality securities of relatively short duration, exposes the Company to minimal risk associated with changes in credit spreads.

     Liquidity risk spread arises from the potential that changes in the liquidity (ease of marketability) of a financial instrument or market sector could effect the value of financial instruments. In management's opinion, the Company's inventory at March 31, 1999, consisting entirely of high quality securities of relatively short duration, exposes the Company to minimal risk associated with changes in liquidity spreads.

     The Company is exposed to equity price risk as a result of making markets in equity securities. Equity price risk results changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

     Credit risk arises from the potential nonperformance by counterparties, customers or debt security issuers. The Company is exposed to credit risk as a trading counterparty to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations.

     The Company manages risk exposure through the involvement of various levels of management. Position limits in trading and inventory accounts are well established and monitored on an ongoing basis. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Company monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

     The Company has performed an analysis of the Company's financial instruments and has assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at March 31, 1999 will not have a material adverse effect on the Company's consolidated financial position or operating results.

DERIVATIVE FINANCIAL INSTRUMENTS

     A derivative financial instrument represents a contractual agreement between counterparties and has value that is derived from changes in the value of some other underlying asset such as the price of another security, interest rates (such as the Prime Rate, or LIBOR), indices (i.e. S&P 500), or the value referenced in the contract.

     The Company does not act as dealer, trader, or end-user of complex derivative contracts such as swaps, collars and caps. However, the Company does act as a dealer and trader of mortgage-derivative securities, collateralized mortgage obligations (CMOs or REMICs). Mortgage-derivative securities redistribute the risks associated with its underlying mortgage collateral, by redirecting cash flows according to specific formulas or algorithms, to various tranches or classes, designed to meet specific investor objectives.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $600,000 for liabilities relating to services performed by Tanknology Corporation International, Tanknology Canada (1988), Inc., and USTMAN Industries, Inc. prior to October 25, 1996. The Company has fully provided for that contingency as of March 31, 1999. The Company believes the ultimate outcome of the litigation and claims will not have a material adverse effect to the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 28, 1999 TEI, Inc., predecessor issuer to the Company ("TEI"), held a special meeting of shareholders for the following purposes:

          (1) To vote on a proposal to approve a plan of merger (the "Merger Plan"), whereby TEI merged into the Company, with the Company being the surviving corporation. The Merger Plan provided for each share of outstanding TEI common stock to be converted into .25 of a share of the Company's common stock. The Merger Plan also provided for the election of a 12-member board of directors of the Company: six designated by TEI and six by Harris Webb & Garrison, Inc. ("HWG"), Pinnacle Management & Trust Company ("PMT") and Spires Financial, L.P. ("Spires"), the Company's new executive management included former owners and management of HWG, PMT and Spires, together with the former President and Chief Executive Officer of TEI continuing as the Company's Vice-Chairman; and

          (2) To vote on a proposal to approve the issuances of 3,562,500 shares of the Company's common stock to the direct and indirect owners of HWG, PMT and Spires, in connection with the combination of the three entities with TEI and the Company. As a result of the TEI merger and the share issuances relating to the combination with HWG, PMT and Spires, the former TEI shareholders own about 50.02% of the outstanding common stock of the Company, and the former direct and indirect owners of HWG, PMT and Spires own about 49.98% of the Company's outstanding common stock.

     There were present at the meeting, in person and by proxy, the holders of 10,813,701 shares of the Company's common stock or approximately 75.8% of the total number of issued and outstanding shares which were entitled to vote. The results of the vote were as follows:


                                                     NUMBER OF    NUMBER OF
                                        NUMBER OF      VOTES        VOTES
                                        VOTES FOR     AGAINST     WITHHELD
                                        ---------    ---------    ---------
Approval of Merger Plan..............   9,774,278    1,008,323      31,100
Approval of Issuance of 3,562,500
  shares of the Company's common
  stock in combination with HWG, PMT
  and Spires.........................   9,757,948    1,021,323      34,430

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     The following exhibits, from which schedules and exhibits have been omitted and will be furnished to the Commission upon its request, are filed with this Current Report on Form 10-Q:


         EXHIBIT
         NUMBER                       DESCRIPTION
      -----------                 -------------------
           3.1       -- Articles of Incorporation of the
                        Company, as amended (Filed as Appendix F
                        to the Proxy Statement/Prospectus of the
                        Company dated December 31, 1998 (Reg.
                        No. 333-65417) and incorporate herein by
                        reference).
           3.2       -- Amended and Restated Bylaws of the
                        Company (Filed as Exhibit 3.2 to the
                        Company's Annual Report on Form 10-K as
                        filed with the Commission on April 1,
                        1999 and incorporated herein by
                        reference).
          10.1       -- Amended and Restated Agreement and Plan
                        of Reorganization dated October 2, 1998
                        among the Company, TEI, Inc. ("TEI"),
                        Harris Webb & Garrison, Inc. ("HWG"),
                        Pinnacle Management & Trust Company
                        ("PMT"), Spires Financial, L.P.
                        ("Spires") and certain direct and
                        indirect owners of HWG, PMT and Spires
                        (Filed as Appendix A to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-65417) and incorporated herein by
                        reference).
          10.2       -- Plan of Merger dated October 2, 1998,
                        among TEI, TEI Combination Corporation
                        and the Company (Filed as Appendix B to
                        the Proxy Statement/Prospectus of the
                        Company dated December 31, 1998 (Reg.
                        No. 333-65417) and incorporated herein
                        by reference).
          10.3       -- Plan of Merger dated October 2, 1998,
                        among HWG, HWG Combination Corporation
                        and the Company (Filed as Appendix C to
                        the Proxy Statement/Prospectus of the
                        Company dated December 31, 1998 (Reg.
                        No. 333-65417) and incorporated herein
                        by reference).
          10.4       -- Plan of Merger dated October 2, 1998,
                        among PMT, PMT Combination Corporation
                        and the Company (Filed as Appendix D to
                        the Proxy Statement/Prospectus of the
                        Company dated December 31, 1998 (Reg.
                        No. 333-65417) and incorporated herein
                        by reference).
          10.5       -- Sublease Agreement dated January 19,
                        1994 between Texas Commerce Bank
                        National Association and Harris Webb &
                        Garrison, Inc., as amended by the First
                        Amendment to Sublease Agreement dated
                        February 23, 1994, the Second Amendment
                        to Sublease Agreement dated April 26,
                        1994, and the Third Amendment to
                        Sublease Agreement dated January 19,
                        1995 (Filed as an exhibit to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-65417) and incorporated herein by
                        reference.
          10.6       -- Office Lease Agreement dated February 1,
                        1998 between 5599 San Felipe, Ltd. and
                        Harris Webb & Garrison, Inc. (Filed as
                        an exhibit to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-65417) and incorporated herein by
                        reference).
          10.7       -- Office Lease Agreement dated January 19,
                        1999 between 5599 San Felipe, Ltd. and
                        the Company (Filed as Exhibit 10.17 to
                        the Company's Annual Report on Form 10-K
                        as filed with the Commission on April 1,
                        1999 and incorporated herein by
                        reference).
          10.8       -- Letter Agreement dated January 14, 1994
                        between S.G. Cowen & Company and Harris
                        Webb & Garrison, Inc., as amended
                        January 19, 1994 (Filed as an exhibit to
                        the Proxy Statement/Prospectus of the
                        Company dated December 31, 1998 (Reg.
                        No. 333-65417) and incorporated herein
                        by reference.
          10.9       -- Autotrust Agreement dated January 9,
                        1998 between SunGard Trust Systems, Inc.
                        and Pinnacle Management & Trust Company
                        (Filed as an exhibit to the Proxy
                        Statement/ Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-65417) and incorporated herein by
                        reference).
         *27.1       -- Financial Data Schedule for the three
                        months ended March 31, 1999.

------------

* Filed herewith.

     (b)  Reports on Form 8-K.

     On February 1, 1999, the Company filed a current report on Form 8-K relating to the combination of TEI, HWG, PMT and Spires under the Amended and Restated Agreement and Plan of Merger approved by the Company's shareholders at a special meeting on January 28, 1999. The required financial statements to the report were incorporated by reference to the Company's Proxy
Statement/Prospectus dated December 31, 1998 (Reg. No. 333-65417).

                                   PART III.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PINNACLE GLOBAL GROUP, INC.


                                By  /s/ ROBERT E. GARRISON II
                                        ROBERT E. GARRISON II
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                By /s/ DONALD R. CAMPBELL
                                       DONALD R. CAMPBELL
                                       VICE-CHAIRMAN AND PRINCIPAL FINANCIAL
                                       OFFICER


Date:  May 17, 1999