Form 10-Q
period 1999-06-30
PINNACLE GLOBAL GROUP INC
filed 1999-08-16
CIK 1071341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999,

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

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 1999, was 7,125,253.

================================================================================

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX
                                                                     PAGE
                                                                     ----
PART I.           CONDENSED CONSOLIDATED FINANCIAL
                    INFORMATION
     Item 1.      Financial Statements............................     2
                  Condensed Consolidated Balance Sheet
                    as of June 30, 1999 and December
                    31, 1998 (unaudited)..........................     2
                  Condensed Consolidated Statement of
                    Operations for the Three and Six
                    Months Ended June 30, 1999 and 1998
                    (unaudited)...................................     3
                  Condensed Consolidated Statement of
                    Shareholders' Equity for the Six
                    Months Ended June 30, 1999
                    (unaudited)...................................     4
                  Condensed Consolidated Statement of
                    Cash Flows for the Six Months Ended
                    June 30, 1999 and 1998
                    (unaudited)...................................     5
                  Notes to Condensed Consolidated
                    Financial Statements (unaudited)..............     6
     Item 2.      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations.................................    13
     Item 3.      Quantitative and Qualitative
                    Disclosures About Market Risks................    17
PART II.          OTHER INFORMATION
     Item 4.      Submission of Matters to a Vote of
                    Security Holders..............................    19
     Item 5.      Other Information...............................    19
     Item 6.      Exhibits and Reports on Form 8-K................    20
PART III.         SIGNATURES......................................    21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                          JUNE 30,       DECEMBER 31,
                                            1999             1998
                                        ------------     ------------
               ASSETS
Cash and cash equivalents............   $ 13,978,782     $ 13,292,644
Securities available for sale........      8,638,055       14,637,575
Receivable from broker-dealers and
  clearing organizations.............     31,281,655               --
Deposits with clearing brokers.......      1,524,996               --
Securities owned.....................     51,989,381               --
Intangible assets, net...............     21,880,039               --
Other assets.........................      2,850,493        3,990,060
Net assets of discontinued
  operations.........................      4,213,790        3,074,960
                                        ------------     ------------
     Total assets....................   $136,357,191     $ 34,995,239
                                        ============     ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued
       liabilities...................   $    325,080     $  1,295,476
     Payable to clearing
       broker-dealers................     45,598,463               --
     Securities sold, not yet
       purchased.....................     27,850,450               --
                                        ------------     ------------
          Total liabilities..........     73,773,993        1,295,476
                                        ------------     ------------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $.10 par value;
       10,000,000 shares authorized;
       no shares issued and
       outstanding...................             --               --
     Common stock, $.01 par value;
       100,000,000 shares authorized;
       7,125,253 and 3,801,559 shares
       issued at June 30,
       1999 and December 31, 1998,
       respectively..................         71,253           38,016
     Additional paid-in capital......     58,667,821       33,248,729
     Receivables for shares issued...     (1,311,675)              --
     Retained earnings...............      5,247,687        4,606,689
     Accumulated other comprehensive
       loss..........................        (91,888)          (6,000)
     Treasury stock at cost, 238,806
       shares at December 31, 1998...             --       (4,187,671)
                                        ------------     ------------
     Total shareholders' equity......     62,583,198       33,699,763
                                        ------------     ------------
     Total liabilities and
       shareholders' equity..........   $136,357,191     $ 34,995,239
                                        ============     ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                          --------------------------  ----------------------------
                                              1999          1998           1999           1998
                                          ------------  ------------  --------------  ------------
Revenues:
     Commission.........................  $  2,288,338  $         --  $    4,830,338  $         --
     Principal transactions.............     1,687,263            --       2,375,077            --
     Investment banking.................       479,779            --       1,074,501            --
     Fiduciary, custodial and advisory
       fees.............................       443,248            --         758,133            --
     Interest and dividends.............       480,833       393,741         925,240       778,962
     Other income.......................        44,851            --          68,691            --
                                          ------------  ------------  --------------  ------------
          Total revenues................     5,424,312       393,741      10,031,980       778,962
                                          ------------  ------------  --------------  ------------
Expenses:
     Employee compensation and
       benefits.........................     3,043,929       157,644       5,214,394       286,396
     Floor brokerage, exchange and
       clearance fees...................       330,033            --         414,247            --
     Communications and data
       processing.......................       286,130        10,308         517,231        10,308
     Interest...........................       242,845        20,000         286,577        20,000
     Occupancy..........................       293,854        24,591         457,873        43,182
     Amortization of intangible
       assets...........................       222,448            --         370,848            --
     Other general and administrative...       751,033       140,258       1,513,880       455,371
                                          ------------  ------------  --------------  ------------
          Total expenses................     5,170,272       352,801       8,775,050       815,257
                                          ------------  ------------  --------------  ------------
Income (loss) from continuing operations
  before income taxes...................       254,040        40,940       1,256,930       (36,295)

     Provision (benefit) for income
       taxes............................       178,442        13,800         615,932       (12,340)
                                          ------------  ------------  --------------  ------------

Income (loss) from continuing
  operations............................        75,598        27,140         640,998       (23,955)

     Income (loss) from discontinued
       operations, net of tax...........            --        53,575              --        14,095
                                          ------------  ------------  --------------  ------------
Net income (loss).......................  $     75,598  $     80,715         640,998  $     (9,860)
                                          ============  ============  ==============  ============
Basic and diluted income (loss) per
  share:
     From continuing operations.........  $        .01  $        .01  $          .10  $       (.01)
     From discontinued operations.......            --           .01              --           .01
                                          ------------  ------------  --------------  ------------
Net income (loss) per share.............  $        .01  $        .02  $          .10  $        .00
                                          ============  ============  ==============  ============
Weighted average shares outstanding.....     7,125,253     3,562,753       6,531,503     3,562,753
                                          ============  ============  ==============  ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                              COMMON STOCK             TREASURY STOCK        ADDITIONAL    RECEIVABLES
                                          ---------------------    -----------------------    PAID-IN       FOR SHARES
                                            SHARES      AMOUNT      SHARES       AMOUNT       CAPITAL         ISSUED
                                          -----------   -------    --------   ------------  ------------   ------------
Balance, December 31, 1998..............    3,801,559   $38,016    (238,806)  $ (4,187,671) $ 33,248,729    $        --
Issuance of common stock in
  acquisitions..........................    3,562,500    35,625          --             --    29,604,375             --
Retirement of treasury stock............     (238,806)   (2,388)    238,806      4,187,671    (4,185,283)            --
Receivables for shares issued...........           --        --          --             --            --     (1,311,675)
Comprehensive income:
    Net income..........................           --        --          --             --            --             --
    Net change in unrealized
      depreciation of securities
      available for sale................           --        --          --             --            --             --
         Total comprehensive income.....           --        --          --             --            --             --
                                          -----------   -------    --------   ------------  ------------   ------------
Balance, June 30, 1999..................    7,125,253   $71,253          --   $         --  $ 58,667,821    $(1,311,675)
                                          ===========   =======    ========   ============  ============   ============

                                                         ACCUMULATED
                                                            OTHER
                                           RETAINED     COMPREHENSIVE
                                           EARNINGS          LOSS           TOTAL
                                          -----------   --------------   ------------
Balance, December 31, 1998..............  $ 4,606,689     $   (6,000)    $ 33,699,763
Issuance of common stock in
  acquisitions..........................           --             --       29,640,000
Retirement of treasury stock............           --             --               --
Receivables for shares issued...........           --             --       (1,311,675)
Comprehensive income:
    Net income..........................      640,998             --          640,998
    Net change in unrealized
      depreciation of securities
      available for sale................           --        (85,888)         (85,888)
                                                                         ------------
         Total comprehensive income.....           --             --          555,110
                                          -----------   --------------   ------------
Balance, June 30, 1999..................  $ 5,247,687     $  (91,888)    $ 62,583,198
                                          ===========   ==============   ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                               1999            1998
                                          --------------  ---------------
Cash flows from operating activities:
     Net income (loss)..................  $      640,998  $        (9,860)
     Adjustments to reconcile net income
      (loss) to net cash used in
      operating activities:
          Amortization of intangible
             assets.....................         370,848        --
          Other, net....................         (50,968)         (66,470)
     Change in operating assets and
      liabilities:
          Continuing operations.........       5,332,348        --
          Discontinued operations.......      (1,035,330)        (637,872)
                                          --------------  ---------------
     Net cash provided by (used in)
      operating activities..............       5,257,896         (714,202)
                                          --------------  ---------------
Cash flows from investing activities:
     Purchase of securities available
      for sale..........................      (7,513,724)     (16,026,345)
     Maturities of securities available
      for sale..........................       2,153,617       17,509,179
     Capital expenditures...............        (961,577)        (402,787)
     Acquisition costs..................      (1,287,887)       --
     Discontinued operations, net.......        (103,500)          15,733
                                          --------------  ---------------
     Net cash (used in) provided by
      investing activities..............      (7,713,071)       1,095,780
                                          --------------  ---------------
Cash of businesses acquired.............       3,141,313        --
                                          --------------  ---------------
     Net increase in cash and cash
      equivalents.......................         686,138          381,578
Cash and cash equivalents at beginning
  of period.............................      13,292,644       12,810,100
                                          --------------  ---------------
Cash and cash equivalents at end of
  period................................  $   13,978,782  $    13,191,678
                                          ==============  ===============

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     Through a series of transactions on January 29, 1999, the shareholders of TEI, Inc. ("TEI") exchanged all common shares of TEI for 3,562,753 common shares of Pinnacle Global Group, Inc. (the "Company"), then a newly formed public holding company. The Company simultaneously acquired three financial services firms: Harris Webb & Garrison, Inc. ("HWG"), Pinnacle Management & Trust Company ("PMT") and Spires Financial, L.P. ("Spires"), by exchanging 3,562,500 of its common shares (slightly less than 50% of outstanding common shares) for all of the ownership interests of the three financial services firms. TEI is now a wholly-owned subsidiary of the Company. As a result of the acquisitions, and the discontinued operations described below, the Company now provides a broad range of financial services, including institutional and retail brokerage, investment banking, merchant banking, investment management, secondary market loan and loan servicing placement and trust related services. Therefore, results of operations are not comparable to the prior period.

     PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of financial position at June 30, 1999, results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     CASH EQUIVALENTS

     Highly liquid debt instruments with original maturities of three months or less when purchased are considered to be cash equivalents.

     SECURITIES AVAILABLE FOR SALE

     Securities available for sale include marketable equity securities and debt instruments with maturities greater than three months when purchased, are recorded at cost, and are adjusted for unrealized holding gains and losses due to market fluctuations. These unrealized gains or losses, net of tax, are recorded as a separate component of other comprehensive income (loss). Gains and losses are recorded upon sale based upon the specific identification method.

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

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     INVESTMENT BANKING

     Investment banking revenues include fees earned from providing merger-and-acquisition advice, financial advisory services and assistance in raising both debt and equity capital. Investment banking fees from acting as an agent in securities offerings are recorded at the time the engagement is completed and the income is reasonably determinable.

     FIDUCIARY, CUSTODIAL AND ADVISORY FEES

     Fiduciary, custodial and advisory fees are recorded monthly for most trust accounts, based on a percentage of each individual account's market value on the last day of the month then ended.

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

2.  ACQUISITIONS

     On January 29, 1999, the Company acquired HWG, PMT, and Spires. The former owners of HWG, PMT, and Spires received consideration consisting of 3,562,500 shares of the Company's common stock which represents about 49.98% of the outstanding common stock. The acquisitions were accounted for as purchases and, accordingly, the financial information of HWG, PMT, and Spires is included in the Company's consolidated financial statements from the date of acquisition. The purchase price of approximately $31 million exceeded the fair value of identifiable net assets acquired by approximately $22 million, which is being amortized on a straight-line basis over 25 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimated fair value. The actual allocation may be different from the preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired; however, such differences are not expected to be material.

     The following summarized unaudited pro forma financial information assumes the acquisitions had occurred on January 1, 1998:

                                        THREE MONTHS
                                           ENDED             SIX MONTHS ENDED
                                          JUNE 30,               JUNE 30,
                                        ------------   ----------------------------
                                            1998            1999           1998
                                        ------------   --------------  ------------
Revenues.............................    $3,830,095    $   11,348,241  $  8,772,619
Income from continuing operations....        65,753           758,741       333,516
Basic and diluted earnings per share
  from continuing operations.........           .01               .11           .05

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

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During July 1999, the Company entered into a letter of intent to acquire all ownership of a financial services firm for $6.6 million in cash and 733,333 shares of the Company's common stock. The Company intends to fund the cash portion of the aggregate purchase price using currently available cash. The proposed transaction is subject to approval by the Company's Board of Directors, the receipt of approvals by various regulatory agencies, the absence of adverse changes in the financial condition of the parties involved, and the execution of a definitive agreement for the transaction.

3.  SECURITIES AVAILABLE FOR SALE

     Securities available for sale were as follows at June 30, 1999:

                                                         GROSS UNREALIZED
                                                      ----------------------     ESTIMATED
                                           COST         GAINS       LOSSES      FAIR VALUE
                                        -----------   ----------  ----------    -----------
U.S. Government and agency
  obligations........................   $   542,848   $    2,070  $      183    $   544,735
Corporate bonds......................     1,462,928           --      11,192      1,451,736
Commercial paper.....................     4,384,849           --          --      4,384,849
Marketable equity securities.........     2,377,570      130,887     251,722      2,256,735
                                        -----------   ----------  ----------    -----------
                                        $ 8,768,195   $  132,957  $  263,097    $ 8,638,055
                                        ===========   ==========  ==========    ===========

4.  RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS

     Amounts receivable from and payable to broker-dealers and clearing organizations at June 30, 1999 were as follows:

                                        RECEIVABLE         PAYABLE
                                        -----------      -----------
Payable to clearing broker-dealers...   $        --      $45,598,463
Receivable from clearing
  organizations......................    28,724,010               --
Fees and commissions receivable......     2,557,645               --
                                        -----------      -----------
                                        $31,281,655      $45,598,463
                                        ===========      ===========

     The Company clears certain of its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The amount payable to the clearing broker relates to the aforementioned transactions and is collateralized by securities owned by the Company.

5.  DEPOSITS HELD BY CLEARING BROKERS AND DEALERS

     Under its clearing agreements, the Company is required to maintain a certain level of cash or securities on deposit with clearing broker-dealers. Should the clearing broker-dealers suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing broker-dealer. The Company has funds invested in U.S. Treasury bills and in a money market account on deposit with clearing broker-dealers to meet this requirement.

6.  SECURITIES OWNED AND SECURITIES SOLD NOT YET PURCHASED

     Securities owned consisted of U.S. government and agency obligations, corporate bonds, commercial paper, and equity securities, including at June 30, 1999, $1,490,643 of not readily marketable securities valued at estimated fair value as determined by management. Securities sold not yet purchased consisted of U.S. government and agency obligations.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  COMPREHENSIVE INCOME

     Total comprehensive income for the three and six months ended June 30, 1999 was $106,868 and $555,110, respectively. For the three months and six months ended June 30, 1998, there were no additional components of comprehensive income other than net income.

8.  INCOME TAXES

     The differences between the effective tax rate reflected in the income tax provision for continuing operations and the statutory federal rate for the period indicated are as follows:

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,              JUNE 30,
                                                  1999                  1999
                                           -------------------    -----------------
Tax computed using the statutory rate...        $  86,373             $ 427,356
Nondeductible amortization of
  goodwill..............................           69,696               126,088
State income taxes......................           19,185                49,272
Other...................................            3,188                13,216
                                                ---------             ---------
     Total..............................        $ 178,442             $ 615,932
                                                =========             =========

     The effective tax rate for continuing operations was approximately 49% and 34% for the six months ended June 30, 1999 and 1998, respectively.

9.  DISCONTINUED OPERATIONS

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

     Engineered Systems, Inc.'s ("ESI") operations were discontinued as of December 31, 1995. The assets of ESI were disposed of on December 23, 1997, for a $500,000 interest bearing note due in 2002. The purchaser has also agreed to complete customer contracts in process at the time of the sale. However, the Company remains liable for costs incurred by the purchaser in excess of amounts recoverable from customers. Through the third quarter of 1998, the Company believed, based in part from information provided by the purchaser, that it had no additional liability with respect to the contracts in process. Subsequent to December 31, 1998, the Company was notified that a major customer cancelled its contract and that the other contracts in process have incurred costs in excess of amounts recoverable from customers. As a result, during the fourth quarter of 1998 the Company recorded an additional loss related to ESI of $1,344,000, net of tax. The Company currently estimates that it will not incur any additional losses with respect to contracts to be completed by the purchaser; however, the Company has experienced significant changes in these estimates in the past and it is reasonably possible that such changes could occur in future periods.

10.  CONCENTRATIONS OF CREDIT RISK

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

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company and its subsidiaries are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. If counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standing of each counterparty.

11.  COMMITMENTS

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to underwriting commitments that were open at June 30, 1999, and were subsequently settled, had no material effect on the consolidated financial statements as of that date.

     The Company and its subsidiaries have obligations under operating leases with initial noncancelable terms in excess of one year. Aggregate annual rentals for office space and computer and office equipment are as follows:

1999.................................  $  1,204,000
2000.................................     1,317,000
2001.................................     1,249,000
2002.................................     1,251,000
2003.................................     1,205,000
Thereafter...........................       203,000

12.  LEGAL MATTERS

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $600,000 for liabilities relating to services performed by Tanknology Corporation International, Tanknology Canada (1988), Inc., and USTMAN Industries, Inc. prior to October 25, 1996. The Company has fully provided for that contingency as of June 30, 1999. The Company believes the ultimate outcome of the litigation and claims will not have a material adverse effect to the Company's consolidated financial position, results of operations or cash flows.

13.  NET CAPITAL REQUIREMENTS OF SUBSIDIARIES

     HWG and Spires are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). PMT is required by the Texas Department of Banking to maintain minimum capital of $1,500,000.

14.  BORROWING ARRANGEMENT

     The Company has a $300,000 unsecured line of credit agreement with a bank expiring on December 1, 1999. Interest is charged at the bank's prime rate plus
 .75%. At June 30, 1999, no amount is outstanding under the line of credit.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  EARNINGS (LOSS) PER COMMON SHARE

     Basic and diluted per-share computations for the periods indicated were as follows:
                                           1999          1998
                                       ------------  ------------
Computation of basic and diluted
  earnings (loss) per common share
  for the three months ended June 30:
     Net income (loss) applicable to
       common stock..................  $     75,598  $     80,715
                                       ============  ============
     Weighted average number of
       common shares outstanding.....     7,125,253     3,562,753
     Common shares issuable under
       stock option plan.............            --            --
     Less shares assumed repurchased
       with proceeds.................            --            --
                                       ------------  ------------
          Weighted average common
             shares outstanding......     7,125,253     3,562,753
                                       ============  ============
          Basic and diluted earnings
             (loss) per common
             share...................  $        .01  $        .02
                                       ============  ============


                                           1999          1998
                                       ------------  ------------
Computation of basic and diluted
  earnings (loss) per common share
  for the six months ended June 30:
     Net income (loss) applicable to
       common stock..................  $    640,998  $     (9,860)
                                       ============  ============
     Weighted average number of
       common shares outstanding.....     6,531,503     3,562,753
     Common shares issuable under
       stock option plan.............            --            --
     Less shares assumed repurchased
       with proceeds.................            --            --
                                       ------------  ------------
          Weighted average common
             shares outstanding......     6,531,503     3,562,753
                                       ============  ============
          Basic and diluted earnings
             (loss) per common
             share...................  $        .10  $        .00
                                       ============  ============

     Stock options outstanding have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

16.  BUSINESS SEGMENT INFORMATION

     The Company's continuing businesses operate in two reportable business segments. HWG and Spires are regional investment banking and brokerage services firms whose activities primarily include securities underwriting, retail and institutional brokerage services, and trading of fixed income and equity securities, among others. PMT is a state chartered trust company providing a variety of trust services including investment management, estate settlement, and retirement planning, among others. The following summarizes certain financial information of each reportable segment for the three and six months ended June 30, 1999:

                                           THREE MONTHS ENDED JUNE 30, 1999        SIX MONTHS ENDED JUNE 30, 1999
                                        --------------------------------------    --------------------------------
                                        INVESTMENT BANKING                        INVESTMENT BANKING
                                           AND BROKERAGE            TRUST           AND BROKERAGE         TRUST
                                             SERVICES             SERVICES             SERVICES          SERVICES
                                        -------------------    ---------------    ------------------    ----------
Revenues.............................       $ 5,011,177          $   500,269         $  8,715,168       $  860,664
Income before income taxes...........         1,205,396              166,126            2,158,417          310,027
Total assets.........................        95,141,562            4,101,980           95,141,562        4,101,980

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table reconciles income before income taxes of the reportable segments to the consolidated income from continuing operations before income taxes reported in the consolidated statement of operations for the three and six months ended June 30, 1999:

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                              1999                 1999
                                       -------------------   -----------------
Income before income taxes of
  reportable segments:
     Investment banking and brokerage
       services......................      $ 1,205,396          $ 2,158,417
     Trust services..................          166,126              310,027
                                           -----------          -----------
                                             1,371,522            2,468,444
Amortization of intangible assets....         (222,448)            (370,848)
Corporate revenues and expenses,
  net................................         (895,034)            (840,666)
                                           -----------          -----------
Income from continuing operations
  before income taxes................      $   254,040          $ 1,256,930
                                           ===========          ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and their related notes thereto.

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

     In March 1999, the Company's new management decided to discontinue the operations of TEI's liquid waste subsidiary effective December 31, 1998. These operations, which are conducted primarily in Charlotte, North Carolina and surrounding areas, involve the treating, recycling, and handling of wastewater, waste oil and other non-hazardous fluid waters for owners and operators of under and above ground storage tanks and other commercial and industrial waste generators. Management believes the sale of the liquid waste business and related Charlotte, North Carolina facility will be consummated within the next six months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     As explained in Note 2 of the Notes to Condensed Consolidated Financial Statements for the Company, the financial results of the Company for the three months ended June 30, 1999 include the results of operations of the financial services firms (HWG, PMT and Spires). Total revenues increased $5.0 million to $5.4 million and total expenses increased $4.8 million to $5.2 million, primarily as a result of the acquisitions described in Note 2 of the Notes to Condensed Consolidated Financial Statements. Basic and diluted income per share from continuing operations was $.01 for the three months ended June 30, 1999 and 1998.

     Commission revenue was $2.3 million and was derived from retail and institutional brokerage operations at Spires and HWG. Principal transactions revenue was $1.7 million, consisting primarily of trading gains net of hedging costs. Investment banking revenue was $0.5 million, and consisted primarily of investment banking fees earned from advisory services and private security offerings. Fiduciary, custodial and advisory fees revenue was $0.4 million derived primarily from fee-based account business at PMT.

     Employee compensation and benefits increased $2.9 million to $3.0 million primarily due to additional employees in connection with the acquisitions described in Note 2 of the Condensed Consolidated Financial Statements for the Company. Employee compensation and benefits includes commissions paid to retail and institutional brokers and investment bankers at HWG and Spires. Communication and data processing costs were $0.3 million primarily related to upgrades in technology and services, including quotes and market data services. Occupancy costs were $0.3 million primarily due to rent expense for office leases of the newly acquired financial services firms.

     The effective tax rate from continuing operations was 70% and 34% during the three months ended June 30, 1999 and 1998, respectively. The increase in the rate is primarily the result of non-deductible goodwill amortization.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     As explained in Note 2 of the Notes to Condensed Consolidated Financial Statements for the Company, the financial results of the Company for the six months ended June 30, 1999 only include the results of operations of the financial services firms (HWG, PMT and Spires) from the date of their acquisition, or January 29, 1999. Therefore, the Company's results for the six months ended June 30, 1999 include five months of results from the financial services firms. Total revenues increased $9.3 million to $10.0 million and total expenses increased $8.0 million to $8.8 million, primarily as a result of the acquisitions. Basic and diluted income (loss) per share from continuing operations increased from a loss of ($.01) to income of $.10 for the six months.

     Commission revenue was $4.8 million and was derived from retail and institutional brokerage operations at Spires and HWG. Principal transactions revenue was $2.4 million, consisting primarily of trading gains net of hedging costs. Investment banking revenue was $1.1 million and consisted primarily of investment banking fees earned from advisory services and private security offerings. Fiduciary, custodial and advisory fees revenue was $0.8 million derived primarily from fee-based account business at PMT.

     Employee compensation and benefits increased $4.9 million to $5.2 million primarily due to additional employees in connection with the acquisitions described in Note 2 of the Condensed Consolidated Financial Statements for the Company. Employee compensation and benefits includes commissions paid to retail and institutional brokers and investment bankers at HWG and Spires. Communication and data processing costs were $0.5 million primarily related to upgrades in technology and services including quotes and market data services. Occupancy costs were $0.5 million primarily due to rent expense for office leases of the newly acquired financial services firms.

     The effective tax rate from continuing operations was 49% and 34% during the six months ended June 30, 1999 and 1998, respectively. The increase in the rate is primarily the result of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company intends to satisfy a large portion of its funding needs with its own capital resources, consisting largely of internally generated earnings and liquid assets held by the Company prior to the acquisitions described in
Note 2 of the Notes to Condensed Consolidated Financial Statements. A large portion of the Company's assets are highly liquid and short term in nature. The Company's cash, cash equivalents and liquid assets, consisting of securities available for sale, receivables from broker-dealers and clearing organizations, deposits with clearing brokers and securities owned, represented about 79% of the Company's total assets at June 30, 1999. At June 30, 1999, the Company had approximately $22.6 million in cash and cash equivalents and securities available for sale. The Company had $21.9 million in intangible assets at June 30, 1999 as a result of the acquisitions described in Note 2 of the Notes to Condensed Consolidated Financial Statements. Total assets increased $101.4 million from $35.0 million at December 31, 1998 to $136.4 million at June 30, 1999.

     The Company's broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission ("SEC") relating to liquidity, net capital standards and the use of client funds and securities. PMT is also subject to requirements of the Texas Banking Commission relating to, among other things, liquidity, net capital standards and client bonding requirements. The Company has historically operated in excess of the minimum net capital requirements.

     During July 1999, the Company entered into a letter of intent to acquire all ownership of a financial services firm for $6.6 million in cash and 733,333 shares of the Company's common stock. The Company intends to fund the cash portion of the aggregate purchase price using currently available cash. The proposed transaction is subject to approval by the Company's Board of Directors, the receipt of approvals by various regulatory agencies, the absence of adverse changes in the financial condition of the parties involved, and the execution of a definitive agreement for the transaction.

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

     The Company's financial services subsidiaries are heavily dependent on their own computer programs and systems, all of which may be affected by the year 2000 problem. In addition, these subsidiaries have material relationships with third parties related to the performance of the Company's financial services who must also address the year 2000 problem. These third parties include:

     o  trading counter parties

     o  financial intermediaries

     o  securities exchanges

     o  depositories

     o  software providers

     o  clearing agencies

     o  clearing houses

     The operations of the Company's financial services subsidiaries may be adversely affected if these third parties do not adequately address the year 2000 problem and the Company is unable to make timely contingency plans. A year 2000 failure at any of the Company's financial service subsidiaries or at their material third parties could have a material adverse affect on the Company's financial services businesses by impairing its ability to, among other things:

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

     The Company has contacted those third parties whose services or functions, if curtailed, would have a material adverse effect on the Company. The Company intends to make further inquiry during the third quarter of 1999 with those third parties who did not respond by June 30, 1999.

     The Company's broker-dealer subsidiaries, HWG and Spires, were required to conduct complete reviews of the potential impact of year 2000 issues and report their findings to the National Association of Securities Dealers ("NASD") and the SEC no later than August 31, 1998. HWG filed its initial report with the NASD and SEC on August 6, 1998, and Spires filed its initial report with both agencies on August 31, 1998. Both reports were received without comment from the NASD or the SEC. An updated report by both subsidiaries was due and was filed on April 30, 1999.

     The Company's trust company subsidiary, PMT, was required to conduct a complete review of the potential impact of the year 2000 issues and report its findings to the Texas Banking Commission. PMT filed its initial report on August 3, 1998.

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

     Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate sensitive financial instruments. To facilitate its proprietary trading in fixed income securities, the Company maintains an active inventory of interest rate sensitive instruments. As of June 30, 1999 the Company's fixed income trading inventory consisted principally of $44.3 million in mortgage-related instruments with a weighted average life approximating four years.

     Market prices on the Company's fixed income inventory fluctuate with changes in interest rates, credit and liquidity spreads. The Company uses various hedging strategies to protect its market value exposure to changes in interest rates. On June 30, 1999, management determined that the short sale of $27.9 million of thirty-year mortgage-backed securities best hedged its inventory against changes in both interest rates.

     The Company's fixed income activities also expose it to the risk of loss related to changes in credit and liquidity spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception could effect the value of financial instruments. In management's opinion, the Company's inventory at June 30, 1999, consisting entirely of high quality securities of relatively short duration, exposes the Company to minimal risk associated with changes in credit spreads.

     Liquidity spread risk arises from the potential that changes in the liquidity (ease of marketability) of a financial instrument or market sector could effect the value of financial instruments. In management's opinion, the Company's inventory at June 30, 1999, consisting entirely of high quality securities of relatively short duration, exposes the Company to minimal risk associated with changes in liquidity spreads.

     The Company is exposed to equity price risk as a result of making markets in equity securities. Equity price risk results changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

     Credit risk arises from the potential nonperformance by counterparties to trading activities, customers or debt security issuers. The Company is exposed to credit risk as a trading counterparty to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations.

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

     The Company has performed an analysis of the Company's financial instruments and has assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at June 30, 1999 will not have a material adverse effect on the Company's consolidated financial position or operating results.

DERIVATIVE FINANCIAL INSTRUMENTS

     A derivative financial instrument represents a contractual agreement between counterparties and has value that is derived from changes in the value of some other underlying asset such as the price of another security, interest rates (such as the Prime Rate, or LIBOR), indices (i.e. S&P 500), or the value referenced in the contract.

     The Company does not act as dealer, trader, or end-user of complex derivative contracts such as swaps, collars and caps. However, the Company does act as a dealer and trader of mortgage-derivative securities and collateralized mortgage obligations (CMOs or REMICs). Mortgage-derivative securities redistribute the risks associated with its underlying mortgage collateral by redirecting cash flows, according to specific formulas or algorithms, to various tranches or classes in accordance with specific investor objectives.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On June 3, 1999, the Company held its annual meeting of Shareholders, the purpose of which was to vote upon the persons nominated for election to the Company's Board of Directors. The results of the votes were as follows:

                                           NUMBER OF             NUMBER OF             NUMBER OF
           NAME & NOMINEE               SHARES VOTED FOR    SHARES VOTED AGAINST    SHARES ABSTAINED
-------------------------------------   ----------------    --------------------    ----------------
Class I directors:
     John H. Styles..................       5,686,889                                      28,107
     Sean Dobson.....................       5,685,889                                      29,107
     Stephen M. Reckling.............       5,686,639                                      28,357
     Richard C. Webb.................       5,686,539                                      28,457

ITEM 5.  OTHER INFORMATION.

     During July 1999, the Company entered into a letter of intent to acquire all ownership of a financial services firm for $6.6 million in cash and 733,333 shares of the Company's common stock. The Company intends to fund the cash portion of the aggregate purchase price using currently available cash. The proposed transaction is subject to approval by the Company's Board of Directors, the receipt of approvals by various regulatory agencies, the absence of adverse changes in the financial condition of the parties involved, and the execution of a definitive agreement for the transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     The following exhibits, from which schedules and exhibits have been omitted and will be furnished to the Commission upon its request, are filed with this Current Report on Form 10-Q:

        EXHIBIT
         NUMBER                       DESCRIPTION
        -------                       -----------
           3.1       -- Articles of Incorporation of the
                        Company, as amended (Filed as Appendix F
                        to the Proxy Statement/Prospectus of the
                        Company dated December 31, 1998 (Reg.
                        No. 333-65417) and incorporate herein by
                        reference).
           3.2       -- Amended and Restated Bylaws of the
                        Company (Filed as Exhibit 3.2 to the
                        Company's Annual Report on Form 10-K as
                        filed with the Commission on April 1,
                        1999 and incorporated herein by
                        reference).
          10.1       -- Amended and Restated Agreement and Plan
                        of Reorganization dated October 2, 1998
                        among the Company, TEI, Inc. ("TEI"),
                        Harris Webb & Garrison, Inc. ("HWG"),
                        Pinnacle Management & Trust Company
                        ("PMT"), Spires Financial, L.P.
                        ("Spires") and certain direct and
                        indirect owners of HWG, PMT and Spires
                        (Filed as Appendix A to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-65417) and incorporated herein by
                        reference).
          10.2       -- Plan of Merger dated October 2, 1998,
                        among TEI, TEI Combination Corporation
                        and the Company (Filed as Appendix B to
                        the Proxy Statement/Prospectus of the
                        Company dated December 31, 1998 (Reg.
                        No. 333-65417) and incorporated herein
                        by reference).
          10.3       -- Plan of Merger dated October 2, 1998,
                        among HWG, HWG Combination Corporation
                        and the Company (Filed as Appendix C to
                        the Proxy Statement/Prospectus of the
                        Company dated December 31, 1998 (Reg.
                        No. 333-65417) and incorporated herein
                        by reference).
          10.4       -- Plan of Merger dated October 2, 1998,
                        among PMT, PMT Combination Corporation
                        and the Company (Filed as Appendix D to
                        the Proxy Statement/Prospectus of the
                        Company dated December 31, 1998 (Reg.
                        No. 333-65417) and incorporated herein
                        by reference).
          10.5       -- Sublease Agreement dated January 19,
                        1994 between Texas Commerce Bank
                        National Association and Harris Webb &
                        Garrison, Inc., as amended by the First
                        Amendment to Sublease Agreement dated
                        February 23, 1994, the Second Amendment
                        to Sublease Agreement dated April 26,
                        1994, and the Third Amendment to
                        Sublease Agreement dated January 19,
                        1995 (Filed as an exhibit to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-65417) and incorporated herein by
                        reference.)
          10.6       -- Office Lease Agreement dated February 1,
                        1998 between 5599 San Felipe, Ltd. and
                        Harris Webb & Garrison, Inc. (Filed as
                        an exhibit to the Proxy
                        Statement/Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-65417) and incorporated herein by
                        reference).
          10.7       -- Office Lease Agreement dated January 19,
                        1999 between 5599 San Felipe, Ltd. and
                        the Company (Filed as Exhibit 10.17 to
                        the Company's Annual Report on Form 10-K
                        as filed with the Commission on April 1,
                        1999 and incorporated herein by
                        reference).
          10.8       -- Letter Agreement dated January 14, 1994
                        between S.G. Cowen & Company and Harris
                        Webb & Garrison, Inc., as amended
                        January 19, 1994 (Filed as an exhibit to
                        the Proxy Statement/Prospectus of the
                        Company dated December 31, 1998 (Reg.
                        No. 333-65417) and incorporated herein
                        by reference.)
          10.9       -- Autotrust Agreement dated January 9,
                        1998 between SunGard Trust Systems, Inc.
                        and Pinnacle Management & Trust Company
                        (Filed as an exhibit to the Proxy
                        Statement/ Prospectus of the Company
                        dated December 31, 1998 (Reg. No.
                        333-65417) and incorporated herein by
                        reference).
         *27.1       -- Financial Data Schedule for the three
                        months ended June 30, 1999.

------------
* Filed herewith.
     (b)  Reports on Form 8-K.
     No reports on Form 8-K were filed during the period covered by this Quarterly Report.

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


Date:  August 16, 1999