Form 10-Q
period 1999-09-30
PINNACLE GLOBAL GROUP INC
filed 1999-11-15
CIK 1071341

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999,

                                        or

 /  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                          Commission file No. 333-65417

                              ______________________


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

                                 (713) 993-4610
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 1999, was 7,125,253.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                        PAGE
                                                                                                        ----
PART I.           CONDENSED CONSOLIDATED FINANCIAL INFORMATION

       Item 1.    Financial Statements...........................................................        2

                  Condensed Consolidated Balance Sheet as of September 30, 1999 and
                    December 31, 1998 (unaudited)................................................        2

                  Condensed Consolidated Statement of Operations for the Three and Nine
                    Months Ended September 30, 1999 and 1998 (unaudited).........................        3

                  Condensed Consolidated Statement of Shareholders' Equity for the Nine
                    Months Ended September 30, 1999 (unaudited)..................................        4

                  Condensed Consolidated Statement of Cash Flows for the Nine Months Ended
                    September 30, 1999 and 1998 (unaudited)......................................        5

                  Notes to Condensed Consolidated Financial Statements (unaudited)...............        6

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...................................................................       14

       Item 3.    Quantitative and Qualitative Disclosures About Market Risks....................       18

PART II.          OTHER INFORMATION

       Item 5.    Other Information..............................................................       20

       Item 6.    Exhibits and Reports on Form 8-K...............................................       21

PART III.         SIGNATURES.....................................................................       22

PART I.  FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

                     PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                      (unaudited)


                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                         1999             1998
                                                                      ------------     ------------
                                        ASSETS

     Cash and cash equivalents .................................   $   9,377,451    $  13,292,644
     Securities available for sale .............................       7,972,154       14,637,575
     Receivable from broker-dealers and clearing organizations .      26,609,851                -
     Deposits with clearing brokers ............................       9,442,392                -
     Securites owned ...........................................      29,741,266                -
     Intangible assets, net ....................................      21,330,178                -
     Other assets ..............................................       3,110,123        3,990,060
     Net assets of discontinued operations .....................       4,205,801        3,074,960
                                                                   --------------   -------------
              Total assets .....................................   $ 111,789,216    $  34,995,239
                                                                   =============    =============
         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

     Accounts payable and accrued liabilities ..................   $     365,321    $   1,295,476
     Payable to clearing broker-dealers ........................      25,000,075                -
     Securities sold, not yet purchased ........................      23,973,389                -
                                                                   --------------   -------------
              Total liabilities ................................      49,338,785        1,295,476
                                                                   --------------   -------------
Commitments and contingencies

Shareholders' equity:

     Preferred stock, $.10 par value; 10,000,000 shares
         authorized; no shares issued and outstanding ..........               -                -
     Common stock, $.01 par value; 100,000,000 shares
         authorized; 7,125,253 and 3,801,559 shares issued at
         September 30, 1999 and December 31, 1998,
         respectively ..........................................          71,253           38,016
     Additional paid-in capital ................................      58,667,821       33,248,729
     Receivables for shares issued .............................      (1,311,675)               -
     Retained earnings .........................................       5,190,685        4,606,689
     Accumulated other comprehensive loss ......................        (167,653)          (6,000)
     Treasury stock at cost, 238,806 shares at December 31, 1998               -       (4,187,671)
                                                                   --------------   -------------
              Total shareholders' equity .......................      62,450,431       33,699,763
                                                                   --------------   -------------
              Total liabilities and shareholders' equity .......   $ 111,789,216    $  34,995,239
                                                                   =============    =============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                    -----------------------------    ---------------------------
                                                        1999              1998         1999              1998
                                                    ------------    ------------    ------------    ------------
Revenues:
      Commissions ...............................   $  2,388,155      $        -    $  7,218,493    $          -
      Principal transactions ....................        732,503               -       3,107,580               -
      Investment banking ........................        337,962               -       1,412,463               -
      Fiduciary, custodial and advisory fees ....        780,369               -       1,538,502               -
      Interest and dividends ....................        894,778         393,206       1,820,018       1,172,168
      Other income ..............................         17,818               -          86,509               -
                                                    ------------    ------------    ------------    ------------
           Total revenues .......................      5,151,585         393,206      15,183,565       1,172,168
                                                    ------------    ------------    ------------    ------------
Expenses:
      Employee compensation and benefits ........      2,758,324          99,348       7,972,718         385,744
      Floor brokerage, exchange and clearance
         fees ...................................        186,393               -         600,640               -
      Communications and data processing ........        307,251           4,248         824,482          14,556
      Interest ..................................        451,960               -         738,537          20,000
      Occupancy .................................        323,249          22,270         781,122          65,452
      Amortization of intangible assets .........        222,508               -         593,356               -
      Other general and administrative ..........        390,052         141,409       1,903,932         596,780
                                                    ------------    ------------    ------------    ------------
           Total expenses .......................      4,639,737         267,275      13,414,787       1,082,532
                                                    ------------    ------------    ------------    ------------
Income from continuing operations before
      income taxes ..............................        511,848         125,931       1,768,778          89,636
           Provision for income taxes ...........        266,250          42,816         882,182          30,476
                                                    ------------    ------------    ------------    ------------

Income from continuing operations ...............        245,598          83,115         886,596          59,160

      Loss from discontinued operations,
           net of tax ...........................       (302,600)       (342,452)       (302,600)       (328,357)
                                                    ------------    ------------    ------------    ------------

Net income (loss) ...............................   $    (57,002)   $   (259,337)   $    583,996    $   (269,197)
                                                    ============    ============    ============    ============

Basic and diluted income(loss) per share:
      From continuing operations ................   $       0.03    $       0.03    $       0.13    $       0.02
      From discontinued operations ..............          (0.04)          (0.10)          (0.04)          (0.10)
                                                    ------------    ------------    ------------    ------------
      Net income (loss) per share ...............   $      (0.01)   $      (0.07)   $       0.09    $      (0.08)
                                                    ============    ============    ============    ============
Weighted average shares outstanding .............      7,125,253       3,562,753       6,729,420       3,562,753
                                                    ============    ============    ============    ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                                                                             ACCUMULATED
                                   COMMON STOCK      TREASURY STOCK       ADDITIONAL  RECEIVABLES               OTHER
                               ------------------ ---------------------    PAID-IN    FOR SHARES   RETAINED COMPREHENSIVE
                                 SHARES    AMOUNT  SHARES      AMOUNT      CAPITAL      ISSUED     EARNINGS      LOSS     TOTAL
                               ---------  ------- --------  -----------  -----------  ---------- ---------- ---------  -----------
Balance, December 31, 1998.... 3,801,559  $38,016 (238,806) $(4,187,671) $33,248,729       $ -   $4,606,689   $(6,000) $33,699,763
Issuance of common stock in
  acquistions................. 3,562,500   35,625      -            -     29,604,375         -          -         -     29,640,000
Retirement of treasury stock..  (238,806)  (2,388) 238,806    4,187,671   (4,185,283)        -          -         -            -
Receivables for shares issued.       -        -        -            -            -    (1,311,675)       -         -     (1,311,675)
Comprehensive income:
  Net income..................       -        -        -            -            -           -      583,996       -        583,996
  Net change in unrealized
    depreciation of securities
    available for sale........       -        -        -            -            -           -          -    (161,653)    (161,653)
                                                                                                                       ------------
  Total comprehensive income..       -        -        -            -            -           -          -         -        422,343
                              ----------  -------  -------- -----------  ----------- ----------- ---------- ---------  -----------
Balance, September 30, 1999... 7,125,253  $71,253      -          $ -    $58,667,821 $(1,311,675)$5,190,685 $(167,653) $62,450,431
                              ==========  =======  ======== ===========  =========== =========== ========== =========  ===========

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

                                                                                 1999              1998
                                                                             ------------      ------------
Cash flows from operating activities:
     Net income (loss).................................................      $   583,996         $(269,197)
     Provision for disposition of discontinued operations..............          302,600           167,000
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
             Amortization of intangible assets.........................          593,356               -
             Other, net................................................          (93,173)         (214,322)
     Change in operating assets and liabilities:
             Continuing operations.....................................        1,144,519               -
             Discontinued operations...................................       (1,233,034)          806,542
                                                                             ------------     -------------
     Net cash provided by operating activities.........................        1,298,264           490,023
                                                                             ------------     -------------

Cash flows from investing activities:
     Purchase of securities available for sale.........................      (11,313,388)      (21,376,663)
     Maturities of securities available for sale.......................        5,575,000        23,847,924
     Capital expenditures..............................................       (1,128,088)         (613,811)
     Acquisition costs.................................................       (1,287,887)              -
     Discontinued operations, net......................................         (200,407)           15,733
                                                                             ------------     -------------
     Net cash provided by (used in) investing activites................       (8,354,770)        1,873,183
                                                                             ------------     -------------

Cash of businesses acquired............................................        3,141,313               -
                                                                             ------------     -------------

     Net increase (decrease) in cash and cash equivalents..............       (3,915,193)        2,363,206
Cash and cash equivalents at beginning of period.......................       13,292,644        12,810,100
                                                                             ------------     -------------
Cash and cash equivalents at end of period.............................      $ 9,377,451      $ 15,173,306
                                                                             ============     =============


  The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     Through a series of transactions on January 29, 1999, the shareholders of TEI, Inc. ("TEI") exchanged all common shares of TEI for 3,562,753 common shares of Pinnacle Global Group, Inc. (the "Company"), then a newly formed public holding company. The Company simultaneously acquired three financial services firms: Harris Webb & Garrison, Inc. ("HWG"), Pinnacle Management Trust Company ("PMT") and Spires Financial, L.P. ("Spires"), by exchanging 3,562,500 of its common shares (slightly less than 50% of outstanding common shares) for all of the ownership interests of the three financial services firms. TEI is now a wholly-owned subsidiary of the Company. As a result of the acquisitions, and the discontinued operations described below, the Company now provides a broad range of financial services, including institutional and retail brokerage, investment banking, merchant banking, secondary market loan and loan servicing placement, trust related services and investment management. Therefore, results of operations are not comparable to the prior period.

     PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     CASH EQUIVALENTS

     Highly liquid debt instruments with original maturities of three months or less when purchased are considered to be cash equivalents.

     SECURITIES AVAILABLE FOR SALE

     Securities available for sale include marketable equity securities and debt instruments with maturities greater than three months when purchased, are recorded at cost, and are adjusted for unrealized holding gains and losses due to market fluctuations. These unrealized gains or losses, net of tax, are recorded as a separate component of other comprehensive income (loss). Gains and losses are recorded upon sale based on the specific identification method.

     SECURITIES TRANSACTIONS

     Marketable securities owned, marketable securities sold not yet purchased, and deposits held by clearing brokers and dealers are valued at market value. Securities not readily marketable are valued at estimates of fair value as determined by management. Realized and unrealized gains and losses are included in income.

      Principal securities transactions are recorded on the trade date, as if they had settled. Profit and loss arising from securities transactions entered into for the account and risk of the Company are recorded on a trade date basis. Customers' securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (CONTINUED)


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

2.   ACQUISITIONS

     On January 29, 1999, the Company acquired HWG, PMT, and Spires. The former owners of HWG, PMT, and Spires received consideration consisting of 3,562,500 shares of the Company's common stock which represents about 49.98% of the outstanding common stock. The acquisitions were accounted for as purchases and, accordingly, the financial information of HWG, PMT, and Spires is included in the Company's consolidated financial statements from the date of acquisition. The purchase price of approximately $31 million exceeded the fair value of identifiable net assets acquired by approximately $22 million. This $22 million excess has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimated fair value. The actual allocation may be different from the preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired; however, such differences are not expected to be material.

     The following summarized unaudited pro forma financial information assumes the above acquisitions had occurred on January 1, 1998:


                                                            Three Months           Nine Months
                                                               Ended                  Ended
                                                            September 30,          September 30,
                                                            -------------   ---------------------------
                                                                1998            1999           1998
                                                            -------------  -------------  -------------
         Revenues ....................................      $ 4,673,682    $ 16,499,826   $ 13,446,301
         Income from continuing operations............          404,113       1,004,339        737,629
         Basic and diluted earnings per share from
              continuing operations...................      $      0.06    $       0.15   $       0.10

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

2.   ACQUISITIONS-(CONTINUED)

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

     On October 12, 1999, the Company entered into a definitive agreement to merge HWG with Sanders Morris Mundy ("SMM"), a privately owned investment banking firm in Houston, Texas. Under the agreement, the Company would issue 7,123,233 shares of Company common stock for all the outstanding shares of SMM. The parties amended and restated the merger agreement on November 12, 1999. The merger is subject to shareholder and regulatory approvals. The merger would be accounted for as a purchase of SMM.

3.   SECURITIES AVAILABLE FOR SALE

     Securities available for sale were as follows at September 30, 1999:


                                                Gross Unrealized
                                            -----------------------   Estimated
                                  Cost         Gains       Losses     Fair Value
                              ------------  -----------  ----------  -----------
U.S. Government and agency
  obligations  .............  $ 1,243,383   $      743   $      274  $ 1,243,852
Corporate Bonds ............    1,226,298            -        8,443    1,217,855
Marketable equity securities    2,764,768       34,680      282,510    2,516,938
Commercial Paper ...........    2,993,509            -            -    2,993,509
                              ------------  -----------  ----------  -----------
                              $ 8,227,958   $   35,423   $  291,227  $ 7,972,154
                              ============  ===========  ==========  ===========

4.   RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS

     Amounts receivable from and payable to broker-dealers and clearing organizations at September 30, 1999 were as follows:


                                           Receivable          Payable
                                         --------------     -------------
Payable to clearing broker-dealers ...    $        -         $25,000,075
Receivable from clearing organizations      25,929,822               -
Fees and commissions receivable ......         680,029               -
                                         --------------      ------------
                                          $ 26,609,851       $25,000,075
                                         ==============      ============

     The Company clears certain of its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The amount payable to the clearing broker relates to the aforementioned transactions and is collateralized by securities owned by the Company.

5.   DEPOSITS HELD BY CLEARING BROKERS AND DEALERS

     Under its clearing agreements, the Company is required to maintain a certain level of cash or securities on deposit with clearing broker-dealers. Should the clearing broker-dealers suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing

                 PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

5.   DEPOSITS HELD BY CLEARING BROKERS AND DEALERS-(CONTINUED)

broker-dealer. The Company has funds invested in U.S. Treasury bills and in a money market account on deposit with clearing broker-dealers to meet this requirement.

6.   SECURITIES OWNED AND SECURITIES SOLD NOT YET PURCHASED

     Securities owned consisted of U.S. government and agency obligations, corporate bonds, commercial paper, and equity securities, including at September 30, 1999, $1,544,432 of not readily marketable securities valued at estimated fair value as determined by management. Securities sold not yet purchased consisted of U.S. government and agency obligations.

7.   COMPREHENSIVE INCOME

     Total comprehensive income (loss) for the three months ended September 30, 1999 and 1998 was $(132,767) and $(290,537), respectively. Total comprehensive income (loss) for the nine months ended September 30, 1999 and 1998 was $422,343 and $(300,937), respectively.

8.   INCOME TAXES

     The differences between the effective tax rate reflected in the income tax provision for continuing operations and the statutory federal rate for the period indicated are as follows:

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                    1999                 1999
                                            ------------------     -----------------
      Tax computed using the statutory rate      $ 174,028             $ 601,384
      Nondeductible amortization of
        goodwill...........................         75,653               201,741
      State income taxes ..................         22,051                71,323
      Other ...............................         (5,482)                7,734
                                                 ---------             ---------
         Total ...............................   $ 266,250             $ 882,182
                                                 =========             =========

      The effective tax rate for continuing operations was approximately 50% and 34% for the nine months ended September 30, 1999 and 1998, respectively.

9.   DISCONTINUED OPERATIONS

     The Board of Directors adopted a plan to discontinue the operations of Energy Recovery Resources, Inc. ("ERRI") effective December 31, 1998. Accordingly, the operating results of ERRI have been segregated from continuing operations and reported as a discontinued operation in the statement of operations. A provision for estimated loss on disposition of ERRI of $2,164,000 net of tax, consisting of a write down of goodwill and property and equipment, was recorded during the fourth quarter of 1998. In the third quarter of 1999, the Company revised its estimate of loss on disposition of ERRI and recorded a provision of $230,000 net of tax, consisting of the Company's estimate of ERRI's operating losses through the anticipated date of disposition. The Company currently estimates that ERRI can be sold without the Company incurring additional losses. However, the Company may not be able to dispose of ERRI and recover its investment. Additionally, ERRI may incur additional operating losses. It is reasonably possible that the Company would need to record additional loss provisions on the disposition of ERRI in future periods.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

9.   DISCONTINUED OPERATIONS-(CONTINUED)

     Engineered Systems, Inc.'s ("ESI") operations were discontinued as of December 31, 1995. The assets of ESI were disposed of on December 23, 1997, for a $500,000 interest bearing note due in 2002. The purchaser has also agreed to complete customer contracts in process at the time of the sale. However, the Company remains liable for costs incurred by the purchaser in excess of amounts recoverable from customers. Through the third quarter of 1998, the Company believed, based in part from information provided by the purchaser, that it had no additional liability with respect to the contracts in process. Subsequent to December 31, 1998, the Company was notified that a major customer cancelled its contract and that the other contracts in process have incurred costs in excess of amounts recoverable from customers. As a result, during the fourth quarter of 1998 the Company recorded an additional loss related to ESI of $1,344,000, net of tax. In the third quarter of 1999 the Company was notified that additional costs would be incurred to complete certain customer contracts and, therefore, the Company recorded an additional loss of $73,000 net of tax. The Company currently estimates that it will not incur any additional losses with respect to contracts to be completed by the purchaser; however, the Company has experienced significant changes in these estimates in the past and it is reasonably possible that such changes could occur in future periods.

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

     The Company and its subsidiaries are engaged in various trading and brokerage activities with counterparties that primarily include broker-dealers, banks, and other financial institutions. If counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standing of each counterparty.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

11.  COMMITMENTS

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to underwriting commitments that were open at September 30, 1999, and were subsequently settled, had no material effect on the consolidated financial statements as of that date.

     The Company and its subsidiaries have obligations under operating leases with initial noncancelable terms in excess of one year. Aggregate annual rentals for office space and computer and office equipment are as follows:

                  1999.............................     $1,204,000
                  2000.............................      1,317,000
                  2001.............................      1,249,000
                  2002.............................      1,251,000
                  2003.............................      1,205,000
                  Thereafter.......................        203,000

12.  LEGAL MATTERS

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In addition, the Company is contingently liable for up to $600,000 for liabilities relating to services performed by Tanknology Corporation International, Tanknology Canada (1988), Inc., and USTMAN Industries, Inc. prior to October 25, 1996. The Company has fully provided for that contingency as of September 30, 1999. The Company believes the ultimate outcome of the litigation and claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

13.   NET CAPITAL REQUIREMENTS OF SUBSIDIARIES

      HWG and Spires are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC rule l5c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to
1. PMT is required by the Texas Department of Banking to maintain minimum capital of $1,500,000.

14.  BORROWING ARRANGEMENT

     The Company has a $300,000 unsecured line of credit agreement with a bank expiring on December 1, 1999. Interest is charged at the bank's prime rate plus
 .75%. At September 30, 1999, no amount is outstanding under the line of credit.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

15.  EARNINGS (LOSS) PER COMMON SHARE

     Basic and diluted per-share computations for the periods indicated were as follows:

                                                                                           1999           1998
                                                                                       -----------   -----------
Computation of basic and diluted earnings (loss) per common share for the three months ended September 30:
      Net income (loss) applicable to common stock .................................   $   (57,002)   $  (259,337)
                                                                                       ===========   ============
      Weighted average number of common shares outstanding .........................     7,125,253     3,562,753
      Common shares issuable under stock option plan ...............................             -             -
      Less shares assumed repurchased with proceeds ................................             -             -
                                                                                       -----------   -----------
          Weighted average common shares outstanding ...............................     7,125,253     3,562,753
                                                                                       ===========   ===========
          Basic and diluted earnings (loss) per common share .......................   $     (0.01)  $     (0.07)
                                                                                       ===========   ===========
                                                                                           1999          1998
                                                                                       -----------   -----------
Computation of basic and diluted earnings (loss) per common share for the nine months ended September 30:
      Net income (loss) applicable to common stock .................................   $   583,996   $  (269,197)
                                                                                       ===========   ===========
      Weighted average number of common shares outstanding .........................     6,729,420     3,562,753
      Common shares issuable under stock option plan ...............................             -             -
      Less shares assumed repurchased with proceeds ................................             -             -
                                                                                       -----------   -----------
          Weighted average common shares outstanding ...............................     6,729,420     3,562,753
                                                                                       ===========   ===========
          Basic and diluted earnings (loss) per common share .......................   $      0.09   $     (0.08)
                                                                                       ===========   ===========

      Stock options outstanding have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

16.   BUSINESS SEGMENT INFORMATION

      The Company's continuing businesses operate in two reportable business segments. HWG and Spires are regional investment banking and brokerage services firms whose activities primarily include securities underwriting, retail and institutional brokerage services, and trading of fixed income and equity securities, among others. PMT is a state chartered trust company providing a variety of trust services including investment management, estate settlement, and retirement planning, among others. The following summarizes certain financial information of each reportable segment for the three and nine months ended September 30, 1999:

                               Three months ended                  Nine months ended
                               September 30, 1999                  September 30, 1999
                        -------------------------------   ---------------------------------
                        Investment Banking                Investment Banking
                          and Brokerage         Trust        and Brokerage          Trust
                            Services          Services         Services           Service
                        ------------------  -----------   ------------------    -----------
Revenues ...........      $ 4,167,561       $   808,228       $12,882,729       $ 1,668,892
Income before income          743,639           284,066         2,902,056           594,093
Total assets .......       71,043,243         4,546,590        71,043,243         4,546,590


                      PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

16.  BUSINESS SEGMENT INFORMATION-(CONTINUED)


     The following table reconciles income before income taxes of the reportable segments to the consolidated income from continuing operations before income taxes reported in the consolidated statement of operations for the three and nine months ended September 30, 1999:

                                             Three months ended      Nine months ended
                                                 September 30,          September 30,
                                                     1999                   1999
                                             ------------------      -----------------
      Income before income taxes of
        reportable segments:
           Investment banking and brokerage
             services........................     $   743,639           $ 2,902,056
           Trust services....................         284,066               594,093
                                                  -----------           -----------
                                                    1,027,705             3,496,149
           Amortization of intangible assets.        (222,508)             (593,356)
           Corporate revenues and
              expenses, net .................        (293,349)           (1,134,015)
                                                  -----------           -----------
           Income from continuing operations
              before income taxes............     $   511,848           $ 1,768,778
                                                  ===========           ===========

17.  STOCK OPTIONS

     Under its 1998 Incentive Plan, the Board of Directors has reserved 1,100,000 authorized shares of Common Stock for the purpose of issuing incentive awards under the plan. On October 12, 1999, the Board granted 507,050 options to employees of the Company. The options vest over the next three years, with full vesting on October 12, 2002 and have an exercise price equal to the closing price of the Company's Common Stock on the day of the grant. On October 12, 1999, the Board also granted 25,000 fully vested options to non-employee directors that have an exercise price equal to the closing price of the Company's Common Stock on the day of the grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed Consolidated Financial Statements and their related notes thereto.

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

     In March 1999, the Company's new management decided to discontinue the operations of TEI's liquid waste subsidiary effective December 31, 1998. These operations, which are conducted primarily in Charlotte, North Carolina and surrounding areas, involve the treating, recycling, and handling of wastewater, waste oil and other non-hazardous fluid waters for owners and operators of under and above ground storage tanks and other commercial and industrial waste generators. Management believes the sale of the liquid waste business and related Charlotte, North Carolina facility will be consummated by March 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     As explained in Note 2 of the Notes to Condensed Consolidated Financial Statements for the Company, the financial results of the Company for the three months ended September 30, 1999 include the results of operations of HWG, PMT and Spires, the Company's three wholly owned financial services firms. During the comparable period in 1998, the Company's financial statements reflected operating results from TEI, Inc., the Company's predecessor corporation. Beginning in 1995, TEI began disposing of its various tank testing-related businesses and completed this divestiture program in 1997. For the three months ended September 30, 1998, TEI's continuing operations consisted of ERRI and various corporate activities. The Company subsequently discontinued the operations of ERRI as of December 31, 1998.

     Total revenues were $5.2 million compared to $0.4 million in 1998. Total expenses for the period were $4.6 million compared to $0.3 million in the previous year. Total interest and dividends revenue was $0.9 million compared to $0.4 million in the same period last year, primarily due to interest earned on the Company's investments. Basic and diluted income per share from continuing operations was $0.03 per share for the three months ended September 30, 1999 and 1998.

     Commissions revenue was $2.4 million and was derived from retail and institutional brokerage operations at Spires and HWG. Principal transactions revenue was $0.7 million, consisting primarily of trading gains net of hedging costs. Investment banking revenue was $0.3 million, and consisted primarily of investment banking fees earned from advisory services and private security offerings. Fiduciary, custodial and advisory fees revenue was $0.8 million, derived primarily from fee-based account business at PMT.

     Employee compensation and benefits were $2.8 million, primarily due to additional employees in connection with the acquisitions described in Note 2 of the Condensed Consolidated Financial Statements for the Company. Employee compensation and benefits includes commissions paid to retail and institutional brokers and investment bankers at HWG and Spires. Interest expense was $0.5 million, primarily due to financing of fixed income securities inventories of Spires. Communication and data processing costs were $0.3 million, primarily related to upgrades in technology and services, including quotes and market data services. Occupancy costs were $0.3 million, primarily due to rent expense for office leases of the financial services firms.

     The effective tax rate from continuing operations was 52% and 34% during the three months ended September 30, 1999 and 1998, respectively. The increase in the rate in 1999 is primarily the result of non-deductible goodwill amortization relating to the acquisition of the financial services firms.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     As explained in Note 2 of the Notes to Condensed Consolidated Financial Statements for the Company, the financial results of the Company for the nine months ended September 30, 1999 include the results of operations of HWG, PMT and Spires from the date of acquisition, January 29, 1999. As a result of the acquisitions, total revenues for the period were $15.2 million and total expenses were $13.4 million. Interest and dividends income was $1.8 million compared to $1.2 million in 1998, primarily due to interest earned on the Company's investments. Basic and diluted income per share from continuing operations increased to $0.13 per share from $0.02 for the nine months ended September 30, 1998.

     Commissions revenue was $7.2 million and was derived from retail and institutional brokerage operations at Spires and HWG. Principal transactions revenue was $3.1 million, consisting primarily of trading gains net of hedging costs. Investment banking revenue was $1.4 million and consisted primarily of investment banking fees earned from advisory services and private security offerings. Fiduciary, custodial and advisory fees revenue was $1.5 million, derived primarily from fee-based account business at PMT.

     Employee compensation and benefits were $8.0 million, primarily due to additional employees in connection with the acquisitions described in Note 2 of the Condensed Consolidated Financial Statements for the Company. Employee compensation and benefits includes commissions paid to retail and institutional brokers and investment bankers at HWG and Spires. Communication and data processing costs were $0.8 million primarily related to upgrades in technology and services including quotes and market data services. Occupancy costs were $0.8 million, primarily due to rent expense for office leases of the financial services firms.

     The effective tax rate from continuing operations was 50% and 34% during the nine months ended September 30, 1999 and 1998, respectively. The increase in the rate is primarily the result of non-deductible goodwill amortization relating to the acquisition of the financial services firms.

DISCONTINUED OPERATIONS

     Loss from discontinued operations in the three months and nine months ended September 30, 1999 was $303,000 consisting of $230,000 related to a revision of the estimated loss on the disposition of ERRI, the Company's liquid waste subsidiary, and $73,000 related to a revision of the Company's obligation to fund the cost to complete customer contracts at ESI which was sold in December 1997.

     The Company currently estimates that ERRI can be sold without the Company incurring additional losses. The Company may not be able to dispose of ERRI and recover its investment. Additionally, ERRI may incur additional operating losses. It is reasonably possible that the Company would need to record additional loss provisions on the disposition of ERRI in future periods.

     The Company currently estimates that it will not incur any additional losses with respect to contracts to be completed by the purchaser; however, the Company has experienced significant changes in these estimates in the past and it is reasonably possible that such changes could occur in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company intends to satisfy a large portion of its funding needs with its own capital resources, consisting largely of internally generated earnings and liquid assets held by the Company prior to the acquisitions described in
Note 2 of the Notes to Condensed Consolidated Financial Statements. A large portion of the Company's assets are highly liquid and short term in nature. The Company's cash, cash equivalents and liquid assets, consisting of securities available for sale, receivables from broker-dealers and clearing organizations, deposits with clearing brokers and securities owned, represented about 74% of the Company's total assets at September 30, 1999. At September 30, 1999, the Company had approximately $17.3 million in cash and cash equivalents and securities available for sale. The Company had $21.3 million in intangible assets at September 30, 1999 as a result of the acquisitions described in Note 2 of the Notes to Condensed Consolidated Financial Statements. Total assets increased $76.8 million from $35.0 million at December 31, 1998 to $111.8 million at September 30, 1999.

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

     During July 1999, the Company entered into a letter of intent to acquire all ownership of a financial services firm for $6.6 million in cash and 733,333 shares of the Company's common stock. The Company intended to fund the cash portion of the aggregate purchase price using currently available cash. The proposed transaction was subject to approval by the Company's Board of Directors, the receipt of approvals by various regulatory agencies, the absence of adverse changes in the financial condition of the parties involved, and the execution of a definitive agreement for the transaction. On August 24, 1999, the Company announced that such merger discussions had been terminated.

     On October 12, 1999, the Company entered into a definitive agreement to merge HWG with Sanders Morris Mundy, a privately owned investment bank based in Houston, Texas. The merger will create a new firm, Sanders Morris Harris, which will be a wholly owned subsidiary of the Company. Under the agreement, the Company will issue 7,123,233 new shares of Common Stock to Sanders Morris Mundy shareholders. The parties amended and restated the agreement on November 12, 1999. The proposed merger, which is subject to approval by the Company's shareholders, governmental approvals and other typical conditions, is expected to close early in 2000.

YEAR 2000

     The Company utilizes software and related information technologies that will be affected by the date change in the year 2000. The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, certain date sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in a systems failure or cause systems to process critical financial and operational information incorrectly. Additionally, the Company relies on certain non-information technology systems such as communications and building operations systems that could also be affected by the date change. The failure of these non-information technology systems could interrupt or shutdown business operations for some period of time.

     The Company's financial services subsidiaries are heavily dependent on their own computer programs and systems, all of which may be affected by the year 2000 problem. In addition, these subsidiaries have material relationships with third parties related to the performance of the Company's financial services that must also address the year 2000 problem. These third parties include:

     -    trading counter parties
     -    financial intermediaries
     -    securities exchange
     -    depositories
     -    software providers
     -    clearing agencies
     -    clearing houses

     The operations of the Company's financial services subsidiaries may be adversely affected if these third parties do not adequately address the year 2000 problem and the Company is unable to make timely contingency plans. A year 2000 failure at any of the Company's financial services subsidiaries or at their material third parties could have a material adverse affect on the Company's financial services businesses by impairing its ability to, among other things:

    - gather and process information vital to strategic decision making by both the Company and its customers;
    -    perform pricing calculations;
    -    execute customer transactions;
    -    maintain accurate books and records and provide timely reports;
    -    access audit facilities for both the Company and its customers; and
    -    undertake risk management functions.

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

     The Company has developed the following multi-phase plan to resolve potential Year 2000 problems relating to its information technology ("IT") systems at all of its operations:

     Phase I:    Identify and evaluate all IT systems according to their
                 potential business impact.
     Phase II:   Identify IT systems that use date functions and
                 assess them for year 2000 functionality.
     Phase III:  Reprogram or replace equipment/systems, where necessary, to ensure year 2000 readiness.
     Phase IV:   Test code modifications and material equipment/systems to
                 ensure successful operation in a post-l999 environment.
     Phase V:    Adoption of contingency plans in the case of potential year
                 2000 failures.

     The Company has completed Phases I through III, and has substantially completed Phases IV and V of its plan at a cost of about $50,000 for modifying or purchasing new software and for upgrading or purchasing new computer systems. The Company expects to complete Phases IV and V of its plan by December 31, 1999 at an additional cost estimated not to exceed $200,000. Of these total year 2000 costs, about $30,000 are expected to be used for remediation, which represents an estimated 10% of the Company's 1999 information technology budget. Some of these costs may be recurring. The Company believes that cash on hand and cash from operations will be sufficient to fund these costs. No information technology projects have been deferred due to the Company's year 2000 efforts.

     The Company has substantially completed development of a firm-wide contingency/recovery plan aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of this process, the Company has or will develop reasonably likely failure scenarios for its critical IT systems and material third-party relationships. Once these scenarios are fully identified, the Company will develop plans designed to reduce the impact to the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company cannot guarantee that it will be able to resolve all of its year 2000 issues, and any critical unresolved year 2000 issues at the Company or any of its material third parties could have a material adverse effect on the Company's results of operations and financial condition. The Company expects its contingency and recovery planning to be complete by December 31, 1999.

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

      The Company's discussion of the issues surrounding year 2000 contain forward-looking statements as defined in the Acts. These forward-looking statements could relate to, but are not limited to (1) the financial impact of the year 2000 project; (2) the Company's estimated timetables for completion of each phase of the project; (3) the Company's estimates of the availability of vendor software upgrades and consulting services; (4) the readiness of third-party service providers; and (5) contingency plans. The Company cautions that many factors, including those outside of the control of the Company, could cause actual results to be materially different from those anticipated and expressed in the forward-looking statements.

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

     Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate sensitive financial instruments. To facilitate its proprietary trading in fixed income securities, the Company maintains an active inventory of interest rate sensitive instruments. As of September 30, 1999, the Company's fixed income trading inventory consisted principally of $24.0 million in mortgage-related instruments with a weighted average life approximating four years.

     Market prices on the Company's fixed income inventory fluctuate with changes in interest rates, credit and liquidity spreads. The Company uses various hedging strategies to protect its market value exposure to changes in interest rates. On September 30, 1999, management determined that the short sale of $23.9 million of thirty-year mortgage-backed securities best hedged its inventory against changes in both interest rates.

     The Company's fixed income activities also expose it to the risk of loss related to changes in credit and liquidity spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception could effect the value of financial instruments. In management's opinion, the Company's inventory at September 30, 1999, consisting entirely of high quality securities of relatively short duration, exposes the Company to minimal risk associated with changes in credit spreads.

     Liquidity spread risk arises from the potential that changes in the liquidity (ease of marketability) of a financial instrument or market sector could effect the value of financial instruments. In management's opinion, the Company's inventory at September 30, 1999, consisting entirely of high quality securities of relatively short duration, exposes the Company to minimal risk associated with changes in liquidity spreads.

     The Company is exposed to equity price risk as a result of making markets in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

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

     The Company has performed an analysis of the Company's financial instruments and has assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at September 30, 1999 will not have a material adverse effect on the Company's consolidated financial position or operating results.

DERIVATIVE FINANCIAL INSTRUMENTS

     A derivative financial instrument represents a contractual agreement between counterparties and has value that is derived from changes in the value of some other underlying asset such as the price of another security, interest rates (such as the Prime Rate, or LIBOR), indices (i.e. S&P 500), or the value referenced in the contract.

     The Company does not act as dealer, trader, or end-user of complex derivative contracts such as swaps, collars and caps. However, the Company does act as a dealer and trader of mortgage-derivative securities and collateralized mortgage obligations (CMOs or REMICs). Mortgage-derivative securities redistribute the risks associated with the underlying mortgage collateral by redirecting cash flows, according to specific formulas or algorithms, to various tranches or classes in accordance with specific investor objectives.

PART II

OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     During July 1999, the Company entered into a letter of intent to acquire all ownership of a financial services firm for $6.6 million in cash and 733,333 shares of the Company's common stock. The Company intended to fund the cash portion of the aggregate purchase price using currently available cash. The proposed transaction was subject to approval by the Company's Board of Directors, the receipt of approvals by various regulatory agencies, the absence of adverse changes in the financial condition of the parties involved, and the execution of a definitive agreement for the transaction. On August 24, 1999, the Company announced that such merger discussions had been terminated.

     On October 12, 1999, the Company entered into a definitive agreement to merge HWG with Sanders Morris Mundy, a privately owned investment bank based in Houston, Texas. The merger will create a new firm, Sanders Morris Harris, which will be a wholly owned subsidiary of the Company. Under the agreement, the Company will issue 7,123,233 new shares of Common Stock to Sanders Morris Mundy shareholders. The parties amended and restated the agreement on November 12, 1999. The proposed merger, which is subject to approval by the Company's shareholders, governmental approvals and other typical conditions, is expected to close early in 2000.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits.

     The following exhibits, from which schedules and exhibits have been omitted and will be furnished to the Commission upon its request, are filed with this Current Report on Form 10-Q:

   EXHIBIT
   NUMBER                                            DESCRIPTION
   -------                                           -----------
      3.1      -Articles of Incorporation of the Company, as amended (Filed as
                Appendix F to the Proxy Statement/Prospectus of the Company
                dated December 31, 1998 (Reg. No. 333-65417) and incorporate herein by reference).
      3.2      -Amended and Restated Bylaws of the Company (Filed as Exhibit
                3.2 to the Company's Annual Report on Form 10-K as filed with the Commission on April 1, 1999 and incorporated herein by reference).
     10.1      -Amended and Restated Agreement and Plan of Reorganization dated
                October 2, 1998 among the Company, TEI, Inc. ("TEI"), Harris
                Webb & Garrison, Inc. ("HWG"), Pinnacle Management & Trust
                Company ("PMT"), Spires Financial, L.P. ("Spires") and certain direct and indirect owners of HWG, PMT and Spires (Filed as
                Appendix A to the Proxy Statement/Prospectus of the Company
                dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
     10.2      -Plan of Merger dated October 2, 1998, among TEI, TEI
                Combination Corporation and the Company (Filed as Appendix B to
                the Proxy Statement/Prospectus of the Company dated December 31,
                1998 (Reg. No. 333-65417) and incorporated herein by reference)
     10.3      -Plan of Merger dated October 2, 1998, among HWG, HWG
                Combination Corporation and the Company (Filed as Appendix C to
                the Proxy Statement Prospectus of the Company dated December 31,
                1998 (Reg. No. 333-65417) and incorporated herein by reference).
     10.4      -Plan of Merger dated October 2, 1998, among PMT, PMT
                Combination Corporation and the Company (Filed as Appendix D to
                the Proxy Statement/Prospectus of the Company dated December 31,
                1998 (Reg. No. 333-65417) and incorporated herein by reference).
     10.5      -Sublease Agreement dated January 19, 1994 between Texas
                Commerce Bank National Association and Harris Webb & Garrison,
                Inc., as amended by the First Amendment to Sublease Agreement dated February 23, 1994, the Second Amendment to Sublease
                Agreement dated April 26, 1994, and the Third Amendment to
                Sublease Agreement dated January 19, 1995 (Filed as an exhibit to the Proxy Statement/Prospectus of the Company dated December
                31, 1998 (Reg. No. 333-65417) and incorporated herein by
                reference.)
     10.6      -Office Lease Agreement dated February 1, 1998 between 5599
                San Felipe, Ltd. and Harris Webb & Garrison, Inc. (Filed as an
                exhibit to the Proxy Statement/Prospectus of the Company dated
                December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
     10.7      -Office Lease Agreement dated January 19, 1999 between 5599 San
                Felipe, Ltd. and the Company (Filed as Exhibit 10.17 to the
                Company's Annual Report on Form 10-K as filed with the
                Commission on April 1, 1999 and incorporated herein by
                reference).
     10.8      -Autotrust Agreement dated January 9, 1998 between SunGard Trust
                Systems, Inc. and Pinnacle Management & Trust Company (Filed as
                an exhibit to the Proxy Statement/ Prospectus of the Company dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
    *27.1      -Financial Data Schedule for the nine months ended September 30,
                1999.

________________________
* Filed herewith.
       (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the period covered by this Quarterly Report.

                                    PART III

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PINNACLE GLOBAL GROUP, INC.

                                 By       /s/  ROBERT E. GARRISON II
                                        ---------------------------------------
                                               ROBERT E. GARRISON II
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

                                 By       /s/  DONALD R. CAMPBELL
                                        ---------------------------------------
                                               DONALD R. CAMPBELL
                                                  VICE CHAIRMAN AND
                                             PRINCIPAL FINANCIAL OFFICER

Date:    November 15, 1999