Form 10-K
period 1999-12-31
PINNACLE GLOBAL GROUP INC
filed 2000-03-29
CIK 1071341

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K

(MARK ONE)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR


     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-30066

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 24, 2000, the registrant had 14,111,301 outstanding shares of Common Stock, par value $0.01 per share, and at such date, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant was $29,282,436. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 2000 Annual Meeting of Shareholders (the "Proxy Statement") and filed pursuant to Regulation 14A is incorporated herein by Reference into Part III of this report.
--------------------------------------------------------------------------------

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                     PART I.


   Item 1.    Business....................................................................  1

   Item 2.    Properties.................................................................. 13

   Item 3.    Legal Proceedings........................................................... 13

   Item 4.    Submission of Matters to a Vote of Security Holders......................... 13

                                    PART II.

   Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters... 14

   Item 6.    Selected Financial Data..................................................... 15

   Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations..................................................... 16

   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................. 20

   Item 8.    Financial Statements and Supplementary Data................................. 24

   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................. 45

                                    PART III.

   Item 10.   Directors and Executive Officers of the Registrant.......................... 45

   Item 11.   Executive Compensation...................................................... 45

   Item 12.   Security Ownership of Certain Beneficial Owners and Management.............. 45

   Item 13.   Certain Relationships and Related Transactions.............................. 45

                                    PART IV.

   Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.............. 46

                                     PART 1.

ITEM 1.   BUSINESS

GENERAL

     Pinnacle Global Group, Inc. provides a broad range of financial services through its wholly owned operating subsidiaries. Our financial services include institutional and retail brokerage, investment banking, merchant banking, secondary market loan and loan servicing placement, trust related services and asset management. We serve a diverse group of institutional, corporate and individual clients.

     We are the successor issuer to TEI Inc., which is now a wholly owned subsidiary. During 1995, 1996 and 1997, we disposed of all of its operations other than its liquid waste business and the related facility located in Charlotte, North Carolina. The liquid waste business is operated as a discontinued operation through our subsidiary Energy Recovery Resources, Inc.

     From January 1997 through the first quarter of 1998, our management actively evaluated strategies and financial alternatives for maximizing shareholder value. In late April 1998, we reached an agreement in principle to combine with three Houston-based financial services firms. These firms were Harris Webb & Garrison, Inc., a full service regional investment banking, brokerage and financial services firm serving the southwestern United States, Pinnacle Management & Trust, a Texas state-chartered trust company and investment management firm, and Spires Financial, L.P., a regional institutional brokerage services and investment banking firm specializing in fixed-income securities and whole loan and loan servicing transactions.

     On January 29, 1999, Pinnacle completed the combination of Harris Webb & Garrison, Pinnacle Management & Trust and Spires Financial, with Pinnacle emerging as the new public holding company. In the combination, just over 50% of our outstanding common shares were issued to TEI's former shareholders in exchange for their TEI common shares, and slightly less than 50%, or 3,562,500 common shares, were issued to the former owners of the financial services firms. Immediately after the combination, our board included six former TEI directors and six designees of the financial services firms. Executive officers of the financial services firms became our primary executive officers, with TEI's former president and chief executive officer continuing as our Vice-Chairman.

     In March 1999, our management decided to discontinue the operations of Energy Recovery Resources' liquid waste business effective December 31, 1998. These operations, which are conducted primarily in Charlotte, North Carolina and surrounding areas, involve the treating, recycling, and handling of wastewater, waste oil and other non-hazardous fluid waste for owners and operators of underground and above ground storage tanks and other commercial and industrial waste generators. Our management believes the sale of the liquid waste business and related Charlotte, North Carolina facility will be accomplished during 2000.

     On January 31, 2000, we completed the merger of Harris Webb & Garrison, our investment banking subsidiary, with Sanders Morris Mundy Inc. Sanders Morris Mundy survived the merger, was renamed "Sanders Morris Harris Inc" and became our wholly owned subsidiary. In the Sanders merger, we issued 7,125,220 of our common shares to the former shareholders of the Sanders firm, increasing our total outstanding common shares to approximately 14.25 million. As a result of the Sanders merger, three former directors of the Sanders firm became Pinnacle directors, with one director, Don A. Sanders, becoming our Vice-Chairman. The other two Sanders director designees retained primary management responsibility of the new Sanders Morris Harris subsidiary. Sanders Morris Mundy is a twelve year-old investment banking and brokerage firm based in Houston, Texas, with branch offices in New York City, Denver and Chicago.

     Pinnacle was incorporated in Texas in August 1998 in connection with the January 1999 combination. Our principal executive offices are located at 5599 San Felipe, Suite 555, Houston, Texas 77056, and our telephone number is (713) 993-4610.

     The historical financial information contained in this document for 1995 through 1998 does not include any results of operations or the financial position of our current businesses acquired in the January 1999 combination nor does it reflect the January 2000 Sanders merger. Our operations prior to 1999 reflect only corporate activities and the results of our discontinued operations. The historical financial information contained in this document for 1999 relates to our financial condition after giving effect to the January 1999 combination and our results of operations include operations of the financial firms since the date of acquisition, January 31, 1999. None of our historical financial information contained in this document includes any financial data or results of operations of Sanders Morris Mundy Inc. The following description of our business includes the operations of the combined company after giving effect to both the January 1999 combination and the January 2000 Sanders merger, except for our discontinued business.

BUSINESS STRATEGY

     Our business strategy is to (1) increase our asset management and trust business; (2) expand our fixed-income securities trading activities; (3) increase our capital markets activities; (4) improve the profitability of our brokerage operations; and (5) enhance the range of financial services we offer our clients. Additionally, management plans to supplement our internal growth with strategic acquisitions. We also believe certain cross-selling opportunities among the financial services firms, and certain unquantified potential operating efficiencies, will be available. The principal elements of our business strategy are:

     - INCREASE ASSET MANAGEMENT AND TRUST BUSINESS. Our management intends to grow the business by expanding its asset management and trust services related business by improving Pinnacle Management & Trust's interface with our brokerage subsidiaries, and by increasing the assets under our management through acquisitions and internal growth. We believe that the brokerage network added through the Sanders merger will enhance Pinnacle Management & Trust's marketing opportunities.

     - EXPAND FIXED-INCOME SECURITIES ACTIVITIES. We believe that Spires' proprietary technology and growing sales force represent an opportunity to profitably expand its fixed-income securities trading business. We believe the increased capital and inventory capacity that we provide Spires has allowed for the successful implementation of this strategy.

     - INCREASE CAPITAL MARKETS ACTIVITIES. We intend to increase our investment banking and merchant banking business by committing greater resources to, and by carefully focusing our investment research coverage on companies, industries and geographic regions that management believes offer the greatest opportunities. We have added significant scale and depth to our investment banking and financial advisory activities with the completion of the Sanders merger as indicated by the number of underwritings, private placements and advisory transactions in which the Sanders firm has historically participated. We also believe that consolidation within the investment banking industry will offer greater opportunities for high caliber firms that maintain their local and industry-specific focus.

     - IMPROVE PROFITABILITY OF BROKERAGE OPERATIONS. We intend to improve the profitability of our brokerage operations primarily by hiring additional experienced and productive investment executives and by providing our financial advisors with specialized training, product offerings, information systems, support and access to the services of each of our financial services companies. Our management believes that the implementation of this strategy will be aided by the Sanders merger, which brings us the industry reputation, distribution and proprietary investment research capabilities of that firm.

     - ENHANCE PERSONALIZED, HIGH-END SERVICE. We seek to provide excellent investment advice suited to each client. To that end, our financial services subsidiaries have traditionally sought to attract and retain clients by offering a high level of personal service. We intend to increase that commitment by providing our clients with advanced account and investment information systems, flexibility in determining appropriate fee schedules for certain services based upon the level of client needs, and by providing an array of investment and financial planning services.

     - SUPPLEMENT GROWTH WITH STRATEGIC ACQUISITIONS. Our management plans to actively pursue opportunities to acquire or combine with other firms with complementary businesses to strengthen or expand the firm's geographic or product offering base. We acted on this strategy by joining our firm with Sanders Morris Mundy in January 2000. Our management believes that additional attractive acquisition opportunities exist, particularly among smaller, specialized regional financial firms that want to affiliate with a larger company while still retaining their identity and entrepreneurial culture. In addition, we believe that the consolidation trend in the financial services industry will allow us to hire proven financial professionals who prefer the ambience and opportunities inherent in a creative regional firm. Management believes that acquisitions may also allow us to realize cost benefits by leveraging our infrastructure.

SERVICES

     We provide our financial services through our operating subsidiaries Sanders Morris Harris, Pinnacle Management & Trust, and Spires Financial. The financial services offered by each of these entities, which we refer to as "SMH," "PMT," and "Spires," are described below.

SMH

     GENERAL. With the closing of the Sanders merger in January 2000, we significantly expanded the scale and resources of our brokerage, investment banking and supporting investment research activities. For the year ended December 31, 1999, Sanders Morris Mundy had total revenues of approximately $34.6 million and net income of $5.6 million, as compared to total revenue of $5.3 million and a net income of approximately $16,000 generated by HWG, our predecessor investment banking subsidiary.

     RETAIL BROKERAGE. Our strategic plan in the retail brokerage business is to attract and retain experienced financial advisors, especially those able to utilize our sophisticated investment programs. Our retail brokerage business is focused on high net worth individuals with whom we have developed and maintained relationships over time, including a core group of individual investors originally developed by the founders of Sanders Morris Mundy. As a full service broker, we offer our retail clients brokerage services relating to corporate debt and equity securities, including the securities of companies followed by our research analysts, underwritings that we co-manage or in which we participate, private placements of securities in which we serve as placement agent, mutual funds, 401(k) plans, wrap-fee programs, money market funds, and insurance products. Commissions are charged on agency transactions in exchange-listed securities and securities quoted on the Nasdaq National Market or in the over-the-counter market. In addition to retail commissions, we generate fee revenue from asset-based advisory services and managed accounts where the charges are based on a percentage of the assets held in the client's account in lieu of commissions on a transaction-by-transaction basis.

     We provide our retail clients with a broad range of services delivered in a personalized, service-oriented manner. In addition to recommending and effecting transactions in securities, we provide other services to our retail clients that include portfolio strategy, investment research service, financial planning, assistance in the sale of restricted securities and tax, trust and estate advice. Clients can access their personal portfolio on-line and use our extensive research library.

     At February 29, 2000, we had 103 Series 7-licensed individuals who average over 15 years experience in the securities brokerage business. We generally do not hire inexperienced brokers or trainees to work as retail brokers. We believe we can attract and retain experienced brokers by providing them with a high level of support, a corporate culture that encourages performance, employee stock ownership, advanced technologies, competitive compensation packages, and the opportunity for them and their clients to participate in private placements and public offerings of securities we manage or underwrite.

     INSTITUTIONAL BROKERAGE. As a result of the Sanders merger, we gained institutional equity brokerage capabilities. Our institutional stock brokerage strategy is to provide equity research coverage and trading services focused on companies that have a presence in the southwestern United States. Our clients are a broad array of institutions throughout North America, Europe and Asia. Areas of concentration include the construction industry, environmental services, biotechnology and healthcare, oil and gas exploration and production, oilfield services, pipelines, restaurants and food-related providers, specialty retailing, telecommunication and technology. We provide our institutional clients with research and execution trading services in both exchange-listed equity securities and equity securities quoted on Nasdaq. We also distribute to institutional clients equity securities from offerings that we co-manage or underwrite.

     SMH's institutional clients include banks, retirement funds, mutual funds, endowments, investment advisors and insurance companies. At February 29, 2000, SMH had 14 institutional brokers and 16 analysts. SMH entered the institutional brokerage business in 1996 through the acquisition of Williams MacKay Jordan & Co., Inc., a Houston-based registered broker-dealer specializing in institutional sales and securities analysis.

     Our officers and directors have in the past, and expect in the future, to invest in the same securities as our retail and institutional clients, where suitable and permitted by applicable law and regulations. We believe co-investment creates an identity of interest that is generally beneficial, particularly in investments we develop or where we play a major ongoing role. Other than the Environmental Opportunities Funds, Corporate Opportunities Funds and Sanders Opportunities Funds, our accounts are conducted on an individual client basis. In many cases, one of our registered broker employees holds a limited power of attorney permitting discretionary agency and certain other transactions on a client's behalf.

     INVESTMENT RESEARCH. The Sanders merger significantly increased our proprietary investment research capabilities. At February 29, 2000, our research department consisted of 16 professionals. We use our proprietary equity research analysis to drive or assist a large portion of our business. This analysis is based on economic fundamentals, using tools such as price-to-earnings multiples, price-to-book value comparisons, both absolute and relative to historic norms, and our research department's own earnings forecasts. We intend to rely primarily on our own research rather than on research products purchased from outside research organizations. We believe that the services provided by our research department have a significant impact on our revenue-generating activities, including retail and institutional brokerage, market-making, and investment banking.

     INVESTMENT BANKING AND UNDERWRITING ACTIVITIES. Our investment banking strategy is to build a balanced mix of corporate securities underwriting, private financings, and financial advisory services. As a result of the Sanders merger, we added significant expertise in corporate securities underwriting and private financings. We believe that the number and dollar amount of underwritings and private placements in which Sanders Morris Mundy has participated will contribute significantly to increased public and industry awareness of our company, and will result in increased demand for our investment banking and corporate advisory services. Through February 29, 2000, we acted as placement agent in 77 private placements, 61 of which were attributable to the former Sanders firm, with gross proceeds totaling approximately $580 million, and acted as a co-managing underwriter in 30 public offerings with gross proceeds totaling approximately $1.6 billion, all of which were attributable to the former Sanders firm. We have a total of 17 professionals performing investment banking services in Houston and New York.

     We regularly participate in corporate securities distributions as a member of an underwriting syndicate or of a selling group in public offerings managed by other underwriters, including national and regional firms. Our syndicate department coordinates the distribution of co-managed equity underwritings, accepts invitations to participate in underwritings managed by other investment banking firms and allocates our selling allotments to our various sales units.

     Participation in an underwriting syndicate or selling group involves both economic and regulatory risks. An underwriter or selling group member may incur losses if it is forced to resell the securities it is committed to purchase at less than the agreed purchase price. In addition, under the federal securities laws, other statutes and court decisions with respect to underwriters' liabilities and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings.

     We also serve as placement agent or financial advisors in private placements of securities under a variety of fee structures depending on the amount and type of capital raised, including cash and equity contingent fees, cash and equity non-contingent fees, adjustable cash and equity fees or a combination of two or more of the foregoing. In 1999, SMH initiated 12 private placements with gross proceeds totaling $89 million, and in the months of January and February 2000, SMH initiated 3 private placements with gross proceeds totaling $43 million. Our officers and directors have in the past, and expect in the future, to invest in the securities involved in the private placement on the same basis as other investors, where suitable and permitted by applicable law and regulations. We believe these co-investments create an identity of interest with our investors, and thus benefit them.

     Our financial advisory services include advising on mergers, acquisitions and divestitures, fairness opinions, and financing strategies. We also provide valuations, litigation support and financial consulting services. These financial advisory services are typically provided to emerging or middle market companies in the southwestern United States.

     PROPRIETARY FUNDS. In January 1996, SMH organized Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund (Cayman), L.P., raising $38 million for investments primarily in private and public companies providing environmental or industrial services and related products, an area in which SMH has developed a specialty practice. In 1998, SMH organized a second investment fund, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P., raising an additional $75 million for investments in the environmental services area. SMH then formed Corporate Opportunities Fund, L.P. and Corporate Opportunities Fund (Institutional), L.P. in 1998 with capital commitments of $48 million for investment principally in private companies and small public companies with enterprise values of less than $250 million, particularly those in the healthcare, technology, and medical industries. In late 1999, SMH organized and commenced sales of interests in the Sanders Opportunities Funds, which are intended to invest primarily in small to medium capitalization companies, both public and private, that are significantly undervalued.

     We hold an interest in these funds and also earn management and advisory fees based on a fixed percentage per annum of total commitments during the investment period of the fund (generally four years) and a fixed percentage of the limited partnership profit above specified hurdle rates. For the two Environmental Opportunities Funds and the Corporate Opportunities Fund, we receive 2% per annum of total commitments, and 20% of the limited partnership profits above specified hurdle rates. We receive 1% per annum of total commitments during the investment period (generally four years), and of total capital contributions thereafter, and 10% of the limited partnership profit above specified hurdle rates for the Sanders Opportunity Fund, which initially closed on $7.4 million in February 2000. We have agreed to allocate to the managers of the funds and employees designated by the managers from 40% to 45% of our 20% and 10% back-in interests in the profits of these limited partnership funds. Over time, the Sanders fund is expected to receive additional funds. We account for all of these funds at the fair value of the underlying securities.

     MERCHANT BANKING. Our merchant banking activities focus on providing private equity capital for middle-market growth companies within a broad range of industries, including, among others, business services, communications, computing, distribution, direct marketing of electronic financial services, energy, information technology, Internet, media entertainment, retail, specialty chemicals and biotechnology. These transactions may take a variety of forms, such as buyouts, growth buildups, consolidation of several private companies in conjunction with public and private offerings, expansion capital and venture capital financings. In addition, PGG Capital, our subsidiary and sister company to SMH, holds a significant equity position in BioCyte Therapeutics, Inc., an early stage biotechnology company focusing on diagnostics and therapeutics for cancer-related diseases.

     MARKET MAKING AND PRINCIPAL TRANSACTIONS. We make markets, buying and selling as principal, in securities quoted on Nasdaq or other over-the-counter markets. In lieu of commissions, we create revenue in return for the risk we assume based on the markup or markdown of each transaction. Principal transactions with clients are generally effected at a net price within or equal to the current interdealer price plus or minus a markup or markdown. The trading department's objective is to facilitate sales to clients and to other dealers, not to generate profits based on trading for our own account.

     Revenues from principal transactions depend on the general trend of prices and the level of activity in the securities market, employee skill in market-making activities and inventory size. Trading activities carried out as a principal require a commitment of capital, and create an opportunity for profit and risk of loss due to market fluctuations. At February 29, 2000, through SMH, we made markets in the common stock or equity securities of 70 companies that were quoted on Nasdaq, and 10 companies that were traded in the over-the-counter market.

     The level of positions carried in our trading accounts fluctuates significantly depending on the firm's assessment of economic and market conditions, the allocation of capital among various stocks, client demand, underwriting commitments, and market trading volume. The aggregate value of our inventories is limited by certain net capital requirements under the Exchange Act. At February 29, 2000, trading inventories at SMH totaled $1.8 million.

     We have established procedures designed to reduce the systemic risks of our proprietary trading activities. Our trading inventory positions and profit and loss statements are reviewed daily by senior management of SMH and monthly by its board of directors. However, these procedures may not prevent losses, which could have a material adverse effect on SMH's business, financial condition, results of operations or cash flows.

PMT

     TRUST, ASSET MANAGEMENT AND RELATED SERVICES. Through PMT, we provide a variety of trust services, including investment management, estate settlement, retirement planning, mineral interest management, funeral and cemetery trust administration, real estate, retirement plan and other administrative services, such as custody of assets and record keeping. We meet with each client to develop asset management strategies that are consistent with the client's needs and investment objectives. Consideration is given to the client's financial and investment objectives, risk tolerance, investment restrictions and time horizon. We believe this total investment management approach provides clients with increased diversification, reduced risk and greater control over their portfolios.

     We license trust accounting software that provides our clients with many additional benefits, including flexible statement packages and access to account information on the Internet through a link established between PMT's "home page" and the licensor of the software's database.

     Our revenues are derived mainly from asset management and fiduciary fees based on a percentage of assets under administration. At December 31, 1999, PMT had approximately $488 million of assets under administration. The management fee charged is based on a rate schedule which is changed from time to time. Rates vary depending on the services being provided and the amount of assets involved. We believe that this structure, as opposed to transactional commissioned-based arrangements, more closely aligns our interests with our clients and helps develop long-term client relationships. We also believe that the Sanders merger broadened cross-selling opportunities within SMH's client base.

SPIRES

     INSTITUTIONAL BROKERAGE. Through Spires, we provide brokerage services to institutional clients relating primarily to fixed-income securities, such as municipal securities, U.S. government and agency securities, mortgage-related securities, including those issued through Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp., and corporate investment-grade and high-yield bonds. Commissions are charged on all institutional securities transactions based on rates formulated by Spires.

     TRADING. Rather than trading a wide variety of securities in direct competition with Wall Street firms, we have developed a niche strategy to proprietarily trade certain fixed-income securities, including U.S. government securities, certain mortgage related securities and collateralized mortgage obligations. In our trading activities, we generally act as a wholesaler. We buy round-lot and odd-lot positions, sell round-lot and odd-lot positions and act as market-maker in round-lot and odd-lot positions. Many of our counterparties in these transactions are other broker-dealers. Our trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market. The size of the securities positions varies substantially depending on economic and market conditions, the allocation of capital among types of inventories, customer demands and trading volume. The aggregate value of inventories we carry is limited by the net capital requirements of the Exchange Act.

     We have established procedures designed to reduce the risks of our trading activities. We employ a hedging strategy designed to insulate the net value of our trading inventory from fluctuations in the general level of interest rates. However, it is not possible to hedge completely the risks of interest rate fluctuations for some of the fixed-income securities that we trade, primarily because the price movements of financial instruments typically used to hedge long positions in such securities may not precisely mirror the price movements of the hedged securities under all market conditions. In addition to our hedging procedures, we seek to mitigate the risks associated with our proprietary trading activities by subjecting our trading inventory positions and profit and loss statements to daily review by Spires' senior management. However, such procedures may not prevent losses, which could adversely affect Spires' business, financial condition, results of operations or cash flows.

     OTHER ACTIVITIES. To promote its business with the institutional investor, Spires developed its own proprietary portfolio management and trading system, Spires Financial Network, which is made up of databases, search engines, and analytics delivered to the client via the internet. See "- Intellectual Property."

     We are also active as a secondary market broker for residential, consumer and commercial loans, and derive revenue from the placement of mortgage servicing and newly "securitized" mortgaged collateral on a nationwide basis.

CLIENTS

     Clients of our broker dealer subsidiaries, SMH and Spires, vary according to the nature of the services provided. SMH's retail brokerage services are generally focused on high net worth individuals. SMH's investment banking, underwriting, investment research and principal transaction activities are targeted at emerging and middle market companies throughout the United States. At February 29, 2000, SMH had over 500 institutional clients throughout the United States, Europe and Asia, and Spires had over 800 institutional clients throughout the United States, Europe and Japan. These institutional clients consist mostly of pension funds, money managers, mutual and hedge funds, insurance companies, commercial banks and thrift companies.

     Our trust subsidiary, PMT, provided trust services to approximately 396 accounts at December 31, 1999. These clients consist mainly of high net worth individuals and their estates and trusts, 401(k) and other employee-directed company sponsored retirement plans and charitable and other non-profit corporations. PMT also provides trust services relating to trust funds of owners and operators of funeral homes, cemeteries and related businesses.

INTELLECTUAL PROPERTY

     Through Spires, we have developed proprietary trading tools in connection with our fixed-income securities business. As the structures of fixed-income securities have become increasingly complex, successful investors need reliable, accurate and timely information to make prudent investment decisions. To satisfy this need, we have invested significantly in an integrated proprietary trading tool known as the "Spires Financial Network," or "SFN." SFN is delivered to Spires' clients by direct dial-up or over the Internet. Through the Internet, Spires' employees and clients access proprietary databases, search engines and analytics of Spires through its "home page." Minimal investment is required by the client since all computing is performed on Spires' servers in Houston, Texas. Only mouse clicks and screen graphics are transmitted over the Internet.

     SFN proprietary databases provide current and 14-year historical market information relating to mortgage-backed securities, collateralized mortgage obligations and other matters. The system stores and maintains detailed information on the $2.7 trillion mortgage-backed securities market. SFN also provides detailed databases of dealer inventories, client portfolios, and third-party supplied institutional portfolio positions, giving customers a value-added view of these markets. The company's unique virtual inventory of mortgage securities offerings is maintained daily on the internet. SFN's proprietary search engines and analytics include:

     - Portfolio Pro - reduces the client's entire portfolio to a single security by blending cash flows of each position in the portfolio according to selected interest rate scenarios; and

     - Bond Locator - permits database-searching capabilities by CUSIP, description or profile and enables clients to better achieve liquidity and execution by matching buyers and sellers of similar securities.

     These databases also accelerate securities selection and improve overall yield and total rate of return by isolating the best investment alternatives based on the client's investment criteria. In December 1997, Spires obtained a Bloomberg-Registered Trademark- Data License allowing Spires to consolidate its data source requirements with one premier provider. As a result, Spires can redistribute selected Bloomberg data through SFN to its clients.

     SFN is supported by a staff of six full-time system development, programming and support personnel. These people are responsible for system maintenance and support and development of proprietary software tools based on information provided by Spires' brokerage and trading professionals and its institutional clients. Our management believes that SFN is a key element in the success of Spires' institutional brokerage and trading activities.

MARKETING

     The marketing efforts of our broker-dealer subsidiaries, SMH and Spires, are conducted by an in-house staff of approximately 30 individuals at Spires' five offices and 90 at SMH's five offices. SMH and Spires target their client groups through mailings, telephone calls, in-person presentations and firm-sponsored workshops. Due to the nature of SMH's business, its regional name recognition and the reputation of its management, business is obtained through referrals from other investment bankers or initiated directly by the client, as well as through senior level calling programs. We also believe that Spires' SFN proprietary technology has been critical to its client development success.

     Our trust subsidiary, PMT, conducts its marketing and business development efforts on a company-wide basis. All PMT employees are encouraged to be actively involved in business development efforts through maintenance of professional and personal relationships and active involvement in community events. PMT markets to specific client groups through mailings, telephone calls, multi-media client presentations and company-sponsored or co-sponsored workshops and seminars.

     We believe cross-selling opportunities existing among SMH, PMT and Spires based on the relationships developed by the individual companies.

     Existing and potential clients can also gain a variety of information about our firm and services we provide through our internet websites at www.pinnacleglobal.com, www.smhhou.com, www.pinnacletrust.com and www.spiresfin.com.

RELATIONSHIP WITH CLEARING BROKERS

     Our broker-dealer subsidiaries, SMH and Spires, both use the services of clearing brokers. Currently, SMH clears all transactions, and carries accounts for clients, with the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation under a fully disclosed clearing arrangement. Spires clears its transactions, and carries client accounts, primarily through Banc of America Securities LLC and other clearing brokers. Both Pershing and Banc of America Securities LLC serve as principal and clearing broker in all transactions. Spires uses other clearing brokers in addition to Banc of America Securities LLC. These clearing brokers also provide SMH and Spires with information necessary to generate commission runs, transaction summaries, data feeds for various reports including compliance and risk management, execution reports, trade confirmations, monthly account statements, cashiering functions and handling of margin accounts. We believe these arrangements produce clearing costs that are competitive within the industry.

     Each of SMH and Spires has an uncommitted financing arrangement with its clearing broker which finances its customer accounts, certain broker-dealer balances and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on our balance sheet for financial accounting reporting purposes, both SMH and Spires have generally agreed to indemnify these clearing brokers for losses it may sustain in connection with the accounts. Therefore we retain risk on these accounts. SMH and Spires are each required to maintain certain cash or securities on deposit with its clearing broker.

EFFECTS OF INTEREST RATES

     Our financial service business is affected by general economic conditions, including movements of interest rates. As interest rates increase, the prices of equity securities may decline, partially reflecting the increased competition posed by more attractive rates on fixed-income securities and partially reflecting the fact that interest rate increases may tend to dampen economic activity by increasing the cost of capital for investment and expansion, thereby reducing corporate profits and the value of equity securities. As interest rates decline, equity securities may tend to rise in value. The impact of these fluctuations and changes may affect the profitability of our brokerage, investment banking and market-making activities. Commission revenue may also be affected by changes in interest rates and any resulting indirect impact on the value of equity securities. Our interest income and interest expense may likewise change as interest rates change.

     Our revenues relating to asset-based advisory services and managed accounts are typically from fees generally based on the market value of assets under management. Consequently, significant fluctuations in the values of securities, which can occur with changes in interest rates or changes in other economic factors, may materially affect the amount of assets under management, and thus, our revenues and profitability.

     Our inventory of fixed-income securities may fluctuate as interest rates change. As interest rates decrease, the prices of fixed-income securities may increase, partially reflecting the increased demand for securities with higher coupon rates. As interest rates increase, fixed-income securities may tend to decrease in value reflecting the availability of newer securities with higher coupon rates. Commission revenue may also be affected by changes in interest rates and any resulting indirect impact on the value of fixed-income securities.

COMPETITION

     Our financial services business and the securities business in general are highly competitive. The principal competitive factors influencing our financial services business is our:

     -    professional staff
     -    reputation in the marketplace
     -    existing client relationships
     - ability to commit capital to client transactions and mix of market capabilities

     Our ability to compete effectively in our securities brokerage and investment banking activities will also be influenced by the adequacy of our capital levels and by our ability to raise additional capital. We compete directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, dealers, and other investment banking firms, investment advisors and commercial banks. We also compete for asset management and fiduciary services with commercial banks, private trust companies, mutual fund companies, insurance companies and others. Domestic commercial banks and large international banks have recently entered the securities business, including markets in which we compete. We expect competition from domestic and international banks to increase as a result of recent legislative and regulatory initiatives in the United States to remove or relieve restrictions on commercial banks relating to the sale of securities.

     The financial services industry has become considerably more concentrated as many securities firms have either ceased operations or been acquired by or merged into other firms. Many of these larger firms have significantly greater financial and other resources than we do and can offer their customers more product offerings, lower pricing, broader research capabilities, access to international markets and other products and services we do not offer, which may give these firms a competitive advantage over us.

     We also face competition from a rapidly developing discount or electronic brokerage services industry. These competitors may have lower costs and may offer their customers more attractive pricing or other terms than we do. We also anticipate competition from underwriters who attempt to affect public offerings using non-traditional means of distribution, including through electronic media like the Internet. In addition, issuers may try to sell their securities directly to purchasers, including through electronic media such as the Internet. If issuers and purchasers of securities can transact business without financial intermediaries, such as our company, our financial condition and operating results could be adversely affected.

GOVERNMENT REGULATION

     The securities industry is one of the nation's most extensively regulated industries. The SEC is responsible for carrying out the federal securities laws and serves as a supervisory body over all national securities exchanges and associations. The regulation of broker-dealers has to a large extent been delegated by the federal securities laws to Self Regulatory Organizations, called "SROs". These SROs include, among others, all the national securities and commodities exchanges and the NASD. Subject to approval by the SEC and certain other regulatory authorities, SROs adopt rules that govern the industry and conduct periodic examinations of the operations of our broker-dealer subsidiaries - SMH and Spires. SMH and Spires are also subject to regulation under the laws of the states, Puerto Rico and certain foreign countries in which they are registered to conduct securities, investment banking, insurance or commodities business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

     -    sales methods,
     -    trade practices among broker-dealers,

     - use and safekeeping of clients' funds and securities,
     - capital structure of securities firms,
     - record-keeping,
     - reporting requirements,
     - supervisory and organizational procedures intended to ensure compliance with securities laws, including the prevention of unlawful trading on material nonpublic information,
     - employee-related matters, including qualification and licensing of supervisory and sales personnel,
     - limitations on extensions of credit in securities transactions,
     - clearance and settlement procedures,
     - requirements for the registration, underwriting, sale and distribution of securities, and
     - compliance with the rules of the self regulatory organizations designed to promote high standards of commercial honor and just and equitable principles of trade.

     Many of these regulations involve the relationship between broker-dealers and their clients including, in some instances, "suitability" determinations as to certain client transactions, limitations on the amounts that may be charged to clients, timing of proprietary trading in relation to clients' trades and disclosures to clients. Violations of any of these customer regulations or other applicable regulations can lead to revoking broker-dealer licenses, imposing censures or fines or suspending, or terminating a firm, its officers or employees.

     As a registered broker-dealer, our brokerage subsidiaries are subject to certain net capital requirements of Rule 15c3-1 under the Exchange Act. The net capital rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by other regulatory bodies, and ultimately may require its liquidation. Further, a decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum capital requirements, could cause material adverse consequences to the broker-dealer. For example, the net capital requirements prohibit payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and payments in respect of subordinated indebtedness principal if thereafter net capital would be less than required levels.

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

     Compliance with the SEC's net capital requirements could limit those operations of our brokerage subsidiaries that require intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital, which, in turn, could limit our ability to pay dividends, and redeem or purchase shares of our outstanding common stock.

     We are in compliance with the net capital requirements. However, in the past, when Sanders Morris Mundy had required additional net capital in order to participate as an underwriter in a securities offering, one or more of its shareholders advanced funds on a subordinated basis to Sanders Morris Mundy to satisfy the net capital requirements. We do not expect that shareholders will advance any future funds necessary to satisfy any net capital requirements.

     Under the National Securities Markets Improvement Act of 1996 and the Investment Advisors Supervision Coordination Act, investment advisors, such as SMH, with less than $25 million of investment advisory assets under management (excluding discretionary accounts and separate partnerships), are regulated by the securities administrators of the states in which they offer investment advisory services. SMH is currently registered as an investment advisor in Texas and Georgia.

     Our brokerage subsidiaries are also subject to "Risk Assessment Rules" imposed by the SEC which require that certain broker-dealers maintain and preserve certain information, prescribe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain "Material Associated Persons" (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to SEC regulation. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over our unregulated subsidiaries either directly or through its existing authority over our regulated subsidiaries.

     Our trust subsidiary, PMT, operates in a highly regulated environment and is subject to extensive supervision and examination by Texas regulatory agencies. As a Texas chartered trust company, PMT is subject to the Texas Trust Company Act, the rules and regulations promulgated under that act and supervision by the Texas Banking Commissioner. These laws are intended primarily for the protection of PMT's clients, rather than for the benefit of investors. The Texas Trust Company Act provides for, and regulates, a variety of matters, such as:

          -    periodic examinations by the office of the Texas Banking
               Commissioner;
          -    furnishing periodic financial statements to the Commissioner;
          -    minimum net capital maintenance requirements;
          -    fiduciary record-keeping requirements;
          -    bonding requirements for the protection of clients;
          -    restrictions on investments of restricted capital;
          -    lending and borrowing limitations;
          -    prohibitions against engaging in certain activities;
          - prior regulatory approval for certain corporate events (e.g., mergers, sale/purchase of all or substantially all of the assets and transactions transferring control of the trust company);
          - broad regulatory powers if the trust company violates certain provisions of Texas Trust Company Act or is determined to be in a "hazardous condition" (as the law defines that term); and
          -    other matters.

     While we believe PMT is in material compliance with these laws, rules and regulations, PMT may not be able to continue compliance in the future, or these laws, rules or regulations may change adversely, either of which could have a material adverse effect on PMT. Our ability to comply with laws relating to our financial service business depends upon establishing and maintaining an effective compliance system to monitor compliance, and our ability to attract and retain qualified compliance personnel. While we believe that we are in material compliance with these laws and regulations, we may not be able to comply in the future. Any noncompliance could have a material adverse effect on us.

RISKS ASSOCIATED WITH DISCONTINUED OPERATIONS

     From 1995 through 1997, we disposed of all of TEI's operating businesses other than its liquid waste business. In the December 1997 sale of assets of a former subsidiary, the purchaser agreed to complete customer contracts of the subsidiary in process at the time of sale. We remain primarily liable to complete the contracts, and agreed to reimburse the purchaser if its aggregate completion costs exceeded the aggregate contract price. During the fourth quarter of 1998, we recorded a loss of about $1.3 million (net of tax) for potential liability associated with these contracts, principally from the cancellation of a major customer contract. During the third quarter of 1999, the purchaser informed us that additional costs would be incurred to complete the customer contracts. As a result, we recorded an additional loss of about $73,000 (net of tax) during the third quarter of 1999. In March 2000, we were informed by the customer that while the projects under the contracts were substantially complete, payment on the contracts would not be made. Under the purchase agreement, we are liable to the purchaser for contract payments not made by the customer, and thus, we recorded an additional liability of $1,200,000. In March 2000, we paid the purchaser $420,000 with respect to our obligations.

     As a result of our decision to focus on the financial services industry, we discontinued our liquid waste business effective December 31, 1998. During the fourth quarter of 1998, we recorded an estimated loss on disposition of this business of about $2.2 million (net of tax). We recorded an additional loss of $230,000 (net of tax) during the third quarter of 1999 based on estimated operating losses from the liquid waste business through the anticipated sale date. In the fourth quarter of 1999, based in part on discussions with a third party, we recorded an additional estimated loss provision of $1,000,000. We may not be able to sell this business at a price we consider adequate, or if sold, recover our current investment. Our liquid waste business may also incur operating losses in the future in excess of the recorded amount, and we may have to record additional losses in future periods based on the eventual sales price of the discontinued business.

     In addition, our discontinued liquid waste operation is subject to numerous and continually evolving federal, state, and local laws, regulations and policies that govern environmental protection, zoning and other matters, including the Clean Water Act, Resource Conservation and Recovery Act and the Clean Air Act. While we do not accept, and do not intend to accept, hazardous substances at our facilities, if our liquid waste operations result in the release or improper disposal of hazardous substances, we could incur liability under the Comprehensive Environmental Response and Compensation and Liability Act. Although we believe our liquid waste operations are in material compliance with applicable laws and regulations, we may not continue in compliance in the future. Any failure to comply with these laws, regulations and policies could have a material adverse effect on our business, results of operations or financial condition and could result in continuing risk of liability to us for these failures under any proposed sale of the liquid waste business.

EMPLOYEES

     At December 31, 1999, we had 108 employees, excluding employees of discontinued operations. Of these employees, 19 were engaged in retail brokerage, 30 in institutional sales, 14 in investment banking, 2 in securities analysis and research, 12 in trust services, 6 in systems development and support and 18 in accounting, administration and support operations. As a result of the Sanders merger, we added an additional 108 employees as of February 29, 2000, of which 30 were engaged in retail and institutional sales, 12 in investment banking, 16 in securities analysis and research and 50 in accounting, administration and support operations. None of our employees are subject to collective bargaining agreements. We believe our relations with our employees generally are good.

RISK MANAGEMENT

     Our financial services business involves substantial risks of liability. From time to time we or our operating subsidiaries may be named as a defendant in civil litigation and arbitration arising from our business activities as a broker-dealer, fiduciary or in connection with our investment management functions. The plaintiffs in such litigation or arbitration may allege misconduct on the part of our investment or trust executives, claiming, for example, that investments sold to the plaintiffs were unsuitable for their portfolios, or that the investment executives engaged in excessive trading in the plaintiffs' accounts. While historically we have not incurred material liability in litigation or arbitration, substantial liabilities in connection with such matters may occur in the future.

     In recent years, there has been a substantial amount of litigation involving the securities industry, including class action lawsuits that generally seek substantial damages and other suits seeking punitive damages. Companies engaged in the underwriting of securities, including our company, through SMH, are subject to substantial potential liability, including material misstatements or omissions in prospectuses and other communications in underwritten offerings of securities or statements made by securities analysts, under federal laws, such as Rule 10b-5 under the Exchange Act and Section 11 of the Securities Act and similar state statutes and common law doctrines. The risk of liability may be higher for an underwriter which, like SMH, is active in the underwriting of securities offerings for emerging and middle-market companies due to the higher degree of risk and volatility associated with the securities of those companies.

     The defense of these or any other lawsuits or arbitrations may divert the efforts and attention of management and staff and those of our subsidiaries from other responsibilities, and we may incur significant legal expense in defending such litigation or arbitration.

ITEM 2.  PROPERTIES

     We lease office facilities in Houston (five locations) and Austin, Texas; New York, New York; Morris Plains, New Jersey; Chicago, Illinois; Denver, Colorado and Westport, Connecticut, aggregating approximately 50,000 square feet. Two of our Houston leases expire in 2004, two Houston leases in 2002, one Houston lease in 2003, the Austin and Morris Plains leases in 2000, the Denver and Chicago leases in 2001, and the Westport lease in 2003. The leases are on rental and other terms that we believe are commercially reasonable. We believe our existing facilities are well maintained and adequate for existing and planned operations.

     As part of our plan to discontinue the liquid waste operations, we intend to sell our real property located in Charlotte, North Carolina, consisting of about six acres of land, related office space and a 14,800 square foot processing plant built in 1997. We anticipate the sale to occur in 2000, but due to unforeseen circumstances a sale may not be completed within that time frame.

ITEM 3.  LEGAL PROCEEDINGS

     We are a party to various legal proceedings which are of an ordinary or routine nature incidental to our operations. We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our financial condition or results of operations.

     In October 1999, a brokerage customer initiated an arbitration proceeding against HWG alleging wrongdoing in the execution of a trade. The customer is seeking damages of $532,000, and a hearing date has not been scheduled. We are contesting the allegations vigorously, however, due to the uncertainty involved in actions of this nature, we are unable to determine the likelihood of an unfavorable outcome in the proceeding.

     In November 1999, SMH received a letter from the chairman of the audit committee of Waste Management, Inc. asking for information concerning investments by SMH, its clients, and the Environmental Opportunities Funds in a number of private and public companies that either purchased assets from Waste Management or were acquired by Waste Management while John E. Drury was both employed by Waste Management and associated with Sanders Morris Mundy. Mr. Drury is a current shareholder and former executive officer and director of Waste Management, is a former shareholder and director of Sanders Morris Mundy and as a result of the Sanders merger is a 2.2% shareholder of our company. SMH has provided information in response to the Waste Management request.

     Waste Management has not made any formal claim against SMH. However, Waste Management's investigation is continuing. Based on our own investigation and discussions with management of SMH, we believe there is no factual basis or legal basis for any Waste Management claim against SMH. While we believe that neither the existence nor the ultimate resolution of the Waste Management investigation will have a material adverse effect on the financial condition of SMH, we cannot predict the outcome of the investigation and if a claim is made we cannot determine the significance of the related costs and management attention required to defend it.

     We may also be exposed to certain liabilities and claims associated with our discontinued liquid waste business. See "Item 1. Business-Risks Associated with Discontinued Operations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 29, 1999, we held a special meeting of our shareholders for the following purpose:

          - To consider and vote on a proposal to approve the issuance of 7,125,220 shares of our common stock to the shareholders of Sanders Morris Mundy Inc. as part of a merger of the Sanders firm with Harris Webb & Garrison, Inc., our investment banking subsidiary.
          - To transact other business related to the first proposal that may have properly come before the special meeting.

     Holders, present in person or represented by proxy, of 3,973,420 of our common shares were present at the special meeting, which shares represented 55.76% of our total issued and outstanding shares entitled to vote at the special meeting. While the meeting was legally convened and called to order, due to last minute developments involving both our company and Sanders Morris Mundy, the meeting was adjourned until January 28, 2000, at 10:00 a.m. Central Standard Time. The adjournment of the meeting was made on a motion by Robert E. Garrison II, the Chairman of the special meeting, which was seconded by one of our shareholders present at the meeting. The motion was then submitted to an oral vote and approved.

     The last minute developments causing the adjournment involved:

          - One of our directors withdrawing his support for the Sanders merger, and
          - An information request by the audit committee of Waste Management directed to Sanders Morris Mundy concerning investments by the Sanders firm, its clients, and the Environmental Opportunities Funds in a number of private and public companies that either purchased assets from Waste Management or were acquired by Waste Management while John Drury was both employed by Waste Management and associated with Sanders Morris Mundy. Mr. Drury is a shareholder and former executive officer and director of Waste Management and a former shareholder and director of the Sanders firm, and a current shareholder of our company. See "Item 3. Legal Proceedings."

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "PING." Our common stock began trading on January 29, 1999. Prior to that time, there was no established public trading market for our common stock. As a result of the January 1999 combination, we became the successor issuer to TEI, Inc. whose common stock was traded on the Nasdaq National Market under the symbol "TANK." The TEI common stock began trading on June 19, 1991 and was removed from quotation on the Nasdaq National Market on January 28, 1999. In connection with the combination, each outstanding share of TEI common stock was converted into 0.25 of a share of our common stock, with just over 50% of our outstanding common shares being issued to TEI's former shareholders. A total of 3,562,500 of common shares, representing slightly less than 50% of our outstanding shares, were issued to the former owners of HWG, PMT and Spires. The following table sets forth the quarterly high and low sale prices of our common stock during 1999 for the calendar quarters indicated, and the quarterly high and low sale prices of the TEI common stock through January 29, 1999 for the calendar quarters indicated and after giving effect to the one for .25 share exchange of the TEI common stock effected in connection with the combination, each as reported on the Nasdaq National Market:


     CALENDAR PERIOD                                          HIGH     LOW
     ---------------                                          ----     ----
     1999:

         First Quarter........................................9        5 1/16
         Second Quarter.......................................6 1/4    4 1/2
         Third Quarter........................................6        4 1/2
         Fourth Quarter.......................................5 3/4    3 7/8

     1998:

         First Quarter........................................7 3/4    5 5/8
         Second Quarter.......................................10       7
         Third Quarter........................................10 1/2   6
         Fourth Quarter.......................................9        5 1/4

     At March 24, 2000, there were 342 record holders of our common stock. To date, we have not paid cash dividends on our common stock. It is our policy to continue retaining earnings for use in our operations and to fund our future activities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data for 1995 through 1998 reflects our historical operating results and financial condition prior to the January 1999 combination and the January 2000 Sanders merger, and does not include any historical operating results or financial condition data of any of the financial service firms for those periods. The following data for 1999 reflects (1) our results of operations, including the operations of the three financial services firms acquired in the January 1999 combination, HWG, PMT and Spires, from January 31, 1999 through December 31, 1999 and (2) our financial condition after giving effect to the January 1999 combination. This data does not include any of the historical operating results or financial condition of Sanders Morris Mundy, which was combined with our operations in January 2000.

     As more fully described in Notes 1, 2 and 10 to the Consolidated Financial Statements, all of our businesses owned through TEI have been sold or are accounted for as discontinued operations.

     The statement of operations data for all periods reflects Energy Recovery Resources' liquid waste operations as discontinued. Periods prior to 1997 reflect the operations of the Tank Testing Group, Engineered Systems, Inc. and Mankoff, Inc. as discontinued. Accordingly, the historical selected financial data is not indicative of future operations.

     The following data should be read together with the Consolidated Financial Statements and their related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included later in this Annual Report.

                                                                       YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------------
                                               1999             1998            1997             1996             1995
                                          ---------------  --------------- ---------------- ---------------- ---------------

STATEMENT OF OPERATIONS DATA:

   Total revenues ..................      $18,972,765      $ 1,524,405      $ 1,530,264        $ 910,142       $ 740,013
   Income (loss) from
      continuing operations ........       (2,897,711)         106,260            3,621         (456,379)       (552,775)
   Income (loss) from
      discontinued operations,
      net of tax ...................       (1,797,227)      (4,077,020)      (2,785,237)       1,211,479      (8,036,330)
                                       ---------------  --------------- ---------------- ---------------- ---------------
   Net income (loss) ...............     $ (4,694,938)    $ (3,970,760)    $ (2,781,616)       $ 755,100     $(8,589,105)
                                       ===============  =============== ================ ================ ===============
   Basic and diluted earnings (loss)
      per share:
         From continuing
         operations ................          $ (0.43)          $ 0.03           $ 0.00          $ (0.13)        $ (0.16)
         From discontinued
         operations ................            (0.26)           (1.14)           (0.78)            0.34           (2.26)
                                       ---------------  --------------- ---------------- ---------------- ---------------
   Net earnings (loss)
      per share ....................          $ (0.69)         $ (1.11)         $ (0.78)          $ 0.21         $ (2.42)
                                       ===============  =============== ================ ================ ===============
   Weighted average common
      shares outstanding ...........        6,828,378        3,562,753        3,561,003        3,559,253       3,557,503
                                       ===============  =============== ================ ================ ===============

                                                                   AS OF DECEMBER 31,
                                   ----------------------------------------------------------------------------------
                                        1999             1998            1997             1996             1995
                                   ---------------- --------------- ---------------- ---------------- ---------------
BALANCE SHEET DATA:

Cash and cash equivalents...........   $10,494,979     $13,292,644     $ 12,810,100     $ 11,421,710    $ 14,967,107
Securities owned and securities
   available for sale...............    89,051,079      14,637,575       15,335,619       18,425,979       3,694,873
Total assets........................   298,466,181      34,995,239       39,042,721       43,033,894      42,276,610

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with the Consolidated Financial Statements and their related notes and "Selected Financial Data" included later in this Annual Report.

GENERAL

     We provide diversified financial services through our subsidiaries, including institutional and retail brokerage, investment banking, merchant banking, secondary market loan and loan servicing placement, trust related services and investment management. All of these activities are highly competitive and are sensitive to many factors outside our control, including those factors listed under "Factors Affecting Forward-Looking Statements."

     We closely monitor our operating environment to enable us to respond promptly to market cycles. In addition, we seek to lessen earnings volatility by controlling expenses, increasing fee-based business and developing new revenue sources. Nonetheless, operating results of any individual period should not be considered representative of future performance.

     On January 29, 1999, we completed the combination of HWG, PMT and Spires. In the combination, just over 50% of our outstanding common shares were issued to TEI's former shareholders and slightly less than 50%, or 3,562,500 of our common shares, were issued to the former owners of the financial services firms. The combination was accounted for as separate purchases of each of the three financial services firms.

     In March 1999, the Company's new management decided to discontinue the operations of TEI's liquid waste subsidiary effective December 31, 1998. These operations, which are conducted primarily in Charlotte, North Carolina and surrounding areas, involve the treating, recycling, and handling of waste-water, waste oil and other non-hazardous fluid waste for owners and operators of under and above ground storage tanks and other commercial and industrial waste generators. Management believes the sale of the liquid waste business and related Charlotte, North Carolina facility will be consummated in 2000.

     On January 31, 2000, we completed the merger of HWG with Sanders Morris Mundy Inc. Sanders Morris Mundy survived the merger, was renamed "Sanders Morris Harris Inc." and became our wholly owned subsidiary. In the Sanders Merger, we issued 7,125,220 of our common shares to the former shareholders of the Sanders firm, increasing our total outstanding shares to approximately
14.25 million.

     During the last several years, strong equity markets and record returns have stimulated our brokerage business. Additionally, the strong markets and economy have driven an increase in our investment banking business. Stock market volatility generally affects our brokerage division more than our investment banking division If stock market volatility dictates a general shift away from our brokerage business, we believe that we have the ability to shift our focus to more investment banking activities, such as public or private underwritings, mergers and acquisitions and other types of financial advisory services. We believe that the Sanders merger will contribute significantly to increased public and industry awareness of our company and will result in increased demand for our investment banking and corporate advisory services.

     While recent markets have been strong, they have also been volatile. Given the uncertainty in the market, we anticipate the trend toward investors seeking professional asset management expertise to manage their portfolios to continue. Our philosophy, through PMT, is focused toward long-term management and growth of assets, regardless of client's asset mix.

     Due to strong equity markets, rising interest rates, a flat yield curve, and significant interest rate volatility, our fixed-income business at Spires' experienced declining margins in 1999. Based on equity market gains in 1999, institutional investor focused their attention primarily on equity markets. As a result, investment manager allocations were heavily weighted toward equity securities. Interest rate volatility, a key factor in bond transaction volume, was significant during 1999, with rates fluctuating more than 170 basis points during the period. While fixed-income yields became more attractive, the relatively flat yield curve between shorter term fixed-income securities as compared to those with longer maturities created little incentive for investors to purchase the longer maturity fixed-income products that are more profitable for Spires. For example, at December 31, 1999 only approximately 25 basis points separated the yield on two-year notes from the 30-year bond. As a result, Spires' average transaction margin, the difference between the sales price of a bond and its cost, remained low during 1999. Spires' financial results have been and may continue to be subject to fluctuations due to these factors and others.

     The following discussion of the results of operations for 1998 reflects our historical operating results prior to the January 1999 combination and the January 2000 Sanders merger, and does not include any historical operating results of any of the financial service firms for that period. The discussion of the results of operations for 1999 reflects the operations of the three financial services acquired in the January 1999 combination, HWG, PMT and Spires, from January 31, 1999 through December 31, 1999. This discussion does not include any of the operating results of Sanders Morris Mundy, which was combined with our operations in January 2000.

COMPONENTS OF REVENUES AND EXPENSES

     REVENUES. Our revenues are comprised primarily of (1) commission revenue from retail and institutional brokerage transactions, fees from asset-based advisory services, and principal and agent transactions at HWG and Spires, and
(2) investment banking revenue from corporate finance fees, mergers and acquisitions fees and merchant banking fees at HWG and (3) fees from asset management and fiduciary services at PMT. We also earn interest on the cash held and dividends received from the equity securities held by PMT for its corporate capital account and have gains (or losses) in Spires' inventory account. Interest income results from interest earned on Spires' inventories of fixed-income securities prior to sale and from interest and dividends earned on investments in HWG's capital account. Other sources of revenue include revenue earned from gains on the sale of securities held in PMT's corporate account, and from realized and unrealized gains (or losses), net of hedging, on fixed-income securities in Spires' possession.

     EXPENSES. Our expenses consist of (1) compensation and benefits and (2) brokerage and clearing costs, (3) interest expense and (4) other expenses. Compensation and benefits is our largest expense item and includes wages, salaries, commissions to retail and institutional brokers and investment and merchant bankers, and benefits. During 1999, compensation and benefits represented 59% as a percentage of total expenses, and 57% as a percentage of total revenues. Compensation and benefits have both a variable component based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, trading desk incentives, and management compensation. Retail and institutional commissions are based on a competitive commission schedule. The investment banking group and the research group receive a salary and discretionary bonus as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.

     Brokerage and clearance expenses include clearing and settlement costs associated with the retail and institutional brokerage business at HWG and Spires. HWG clears its transactions through the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation, and Spires clears transactions primarily through Banc of America Securities LLC and other clearing brokers.

     Other expenses include (1) occupancy and equipment expenses, such as rent and utility charges for facilities, (2) communications and data processing expense, such as third-party systems, data, and software program providers and development and maintenance expenses associated with SFN and
(3) interest expense paid by Spires to finance its inventory of fixed-income securities, either through loans or repurchase agreements.

     Amortization expense reflects the amortization of the goodwill created through the combination of the three financial services firms, HWG, PMT and Spires.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total revenues for the year ended December 31, 1999 were $18,973,000 compared to $1,524,000 in 1998. The increase in revenues was due to the acquisition of the three financial services firms on January 29, 1999. Total expenses for the period were $18,600,000 compared to $1,365,000 in the previous year. Income from continuing operations before taxes was $373,000 compared to $160,000 in the previous year.

     Provision for income taxes was $3,575,000 compared to $54,000 in the previous year. The provision in 1999 included a 2,807,000 charge to provide a valuation allowance for deferred tax assets that do not meet the more likely than not criteria for recognition. While the charge is included in continuing operations, these deferred tax assets resulted from losses and tax basis differences from the Company's discontinued operations. Loss from continuing operations, net of tax, was $3,203,000 compared to income of $106,000 in the previous year. Loss from discontinued operations, net of tax declined to $933,000 from $2,733,000 in 1998. Loss on disposition of discontinued operations, net of tax, was $1,797,000 in 1999 compared to $4,077,000 in 1998. Basic and diluted income (loss) per share from continuing operations was $(0.43) in 1999 compared to $0.03 per share for the year ended December 31, 1998.

     Commissions revenue in 1999 was $8,268,000 primarily from retail and institutional brokerage operations at Spires and HWG. Principal transactions revenue was $3,649,000 consisting primarily of trading gains, net of hedging costs. Investment banking revenue was $1,609,000 primarily from investment banking fees earned from advisory services and private security offerings. Fiduciary, custodial and advisory fees were $2,027,000 primarily from fee-based account business at PMT. Interest and dividend income rose to $2,810,000 from $1,524,000 in 1998, primarily due to interest earned on our securities.

     Employee compensation and benefits increased $10,425,000 from $453,000 in 1998 to $10,878,000 in 1999 primarily due to additional employees in connection with the January 1999 combination. Employee compensation and benefits includes commissions paid to retail and institutional brokers and investment bankers at HWG and Spires. Communications and data processing costs were $1,134,000 in 1999, compared to $22,000 in 1998. The increase of $1,112,000 was primarily related to upgrades in technology and services, including quotes and market data services. Occupancy costs increased from $75,000 in 1998 to $1,118,000 in 1999, primarily due to rent expense for office and equipment leases of the financial services firms.

     The effective tax rate from continuing operations during the year ended December 31, 1999 was 877% compared to 34% for the year ended December 31, 1998. The rate in 1999 was affected by nondeductible goodwill amortization and an increase in the valuation allowance for deferred tax assets that do not meet the more likely than not criteria for recognition as discussed above.

DISCONTINUED OPERATIONS

     Losses from discontinued operations, net of tax, were $1,797,000 in 1999 compared to a loss of $4,077,000 in 1998. The loss from discontinued operations in 1999 consists of $933,000, net of tax, related to a revision of the estimated loss on the disposition of Energy Recovery Resources, Inc., and $865,000 related to the a revision of our obligation to fund the cost to complete customer contracts in connection with the December 1997 sale of Engineered Systems, Inc. and an increase in the related reserve against amounts due from customers that may not be collected. Although we made our best estimate of losses, discontinued operations may incur additional operating losses and we may need to record additional loss provisions on the disposition of discontinued operations in future periods.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Interest and dividend income declined by $6,000 to $1,524,000 during 1998 from $1,530,000 during 1997, as a result of a decrease in the average balance of cash and investments of approximately $1,500,000. This decrease was partially offset by an increase of approximately 0.5% in the average rate earned on such investments.

     Employee compensation and benefits decreased by $73,000 to $453,000 in 1998 as a result of reductions in staff. Occupancy expenses decreased from $128,000 in 1997 to $75,000 in 1998 due to reduced rent expense at our corporate offices.

     General and administrative expenses decreased by $38,000 to $814,000 during 1998 from $852,000 during 1997, primarily from a decrease in property taxes resulting from the sale of our former corporate headquarters.

     Losses from discontinued operations, net of tax, were $4,077,000 in 1998 compared to a loss of $2,785,000 in 1997. The loss from discontinued operations in 1998 reflects a $569,000 net after tax loss of Energy Recovery Resources, Inc. for the year and a write down of our investment in Energy Recovery Resources, Inc. of $2,164,000, net of tax, based on the estimated net realizable value of the business. Under the terms of our sale of Engineered Systems, Inc., the purchaser is responsible for completing customer contracts in place as of the sale date. However, we remain liable for costs incurred by the purchaser in excess of amounts collected from customers. Through the third quarter of 1998, we believed, based in part on information provided by the purchaser, that we had no additional liability under the contracts in process. Subsequent to December 31, 1998, the purchaser notified us that a major customer cancelled its contract and other contracts in process have or are expected to result in costs in excess of amounts recoverable from customers. As a result, we recorded a charge to discontinued operations, net of tax, of $1,344,000 for the estimated contract losses. The loss from discontinued operations in 1997 consisted of a $188,000 loss on disposition of Engineered Systems Inc., $2,194,000 from estimated contract losses at Engineered Systems Inc. and $403,000 of net losses from the operations of Energy Recovery Resources, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     A substantial portion of our assets is highly liquid and short-term in nature, consisting of cash and assets readily convertible into cash. Securities borrowed and securities loaned, along with receivables from customers and payables to customers, fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions. Receivables from others and payables to others fluctuate primarily due to the change in adjustment to securities owned on a trade date basis.

     We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we held before the January 1999 combination. Cash, cash equivalents and liquid assets, consisting of receivables from broker-dealers and clearing organizations, deposits with clearing brokers, securities owned, and securities available for sale represented about 90% of our total assets at December 31, 1999. At December 31, 1999, we had approximately $14.5 million in cash and cash equivalents and securities available for sale. We had $21.4 million in intangible assets at December 31, 1999 as a result of the acquisitions of HWG, PMT and Spires in the January 1999 combination. Total assets increased $263.5 million from $35.0 million at December 31, 1998 to $298.5 million at December 31, 1999.

     Increases in securities owned and securities sold, not yet purchased arise out of Spires' ordinary course of business. At December 31, 1999, Spires had just issued a new collateralized mortgage obligation which increased our long positions in securities that had not been sold and accompanying short positions, or hedges. Increases in receivables from and payable to clearing brokers and dealers were related to Spires' policy of financing long and short inventory positions for leverage. Spires' clearing arrangement with Banc of America Securities, LLC required an increase in deposits held by clearing brokers and dealers.

     At December 31, 1999, HWG and Spires, our then registered broker-dealer subsidiaries, were in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rule and had capital in excess of the required minimum. PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

     During July 1999, we signed a letter of intent to acquire a financial services firm for $6.6 million in cash and 733,333 shares of our common stock. The proposed transaction was subject to approval by our Board of Directors, the receipt of approvals by various regulatory agencies, the absence of adverse changes in the financial condition of the parties involved, and the execution of a definitive agreement for the transaction. On August 24, 1999, we announced that merger discussions had been terminated.

     On October 12, 1999, we entered into a definitive agreement to merge HWG with Sanders Morris Mundy, a privately owned investment bank based in Houston, Texas. The parties amended and restated the merger agreement on November 12, 1999. The new firm, Sanders Morris Harris, resulting from the merger became our wholly owned subsidiary. Under the merger, we issued 7,125,220 common shares to the former Sanders Morris Mundy shareholders. The merger, which was subject to approval by our shareholders, governmental approvals and other typical conditions, closed on January 31, 2000.

     We are involved in litigation and routine claims from time to time. Certain of our litigation and claims are covered by insurance with a maximum deductible of $50,000. Until recently, we were contingently liable for up to $600,000 for liabilities relating to services performed by Tanknology Corporation International, Tanknology Canada, Inc. (1988) and USTMAN Industries, Inc. prior to October 25, 1996. We had fully reserved for that contingency and in February 2000 we paid the purchaser $600,000 in exchange for a complete release of our remaining obligations.

     Management believes that cash generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet our anticipated cash requirements for 2000.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, (the "Acts"). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements which could affect the demand for our services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where we do business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions and (9) demand for our services. We do not undertake any obligation to publicly update or revise any forward-looking statements.

EFFECTS OF INFLATION

     Historically, inflation has not had a material effect on our financial condition, results of operations or cash flows; however, the rate of inflation can be expected to affect our expenses, such as employee compensation, occupancy and equipment. Increases in these expenses may not be readily recoverable in the prices that we charge for our services. Inflation can have significant effects on interest rates that in turn can affect prices and activities in the financial services market. These fluctuations could have an adverse impact on our financial services operations.

YEAR 2000 IMPACT

     We developed a company-wide initiative to detect and resolve potential Year 2000 issues that might adversely impact our computer systems and facilities. Our broker-dealer subsidiaries, HWG and Spires, were required to complete a review of the potential impact and report their findings to the NASD and the SEC no later than August 31, 1998. An updated report by both subsidiaries was due no later than April 30, 1998. HWG filed its initial report with the NASD and the SEC on August 6, 1998, and Spires filed its initial report with both agencies on August 31, 1998.

     PMT, our trust subsidiary, was required to conduct a complete review of the potential impact of Year 2000 issues and report its findings to the Texas Banking Commissioner. PMT filed its initial report with the Bank Commissioner on August 3, 1998.

     We also developed a multi-phase plan to resolve potential problems relating to our information technology at all of our operations and embedded chip technology at our Energy Recovery Resources, Inc. liquid waste facility.

     The contingency plan developed for resolution of Year 2000 issues detailed the course of action to follow at various stages of readiness. There were no problems encountered that warranted implementation of the contingency plan. Our operations continued with no noticeable disruptions of service.

     Costs to prepare our systems for the Year 2000 were approximately $142,294, comprised of $21,085 for capital expenditures and $121,209 for non-capital expenditures.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following discussion relates to our market risk sensitive instruments as of December 31, 1999, and thus, no discussion has been included regarding such instruments held by Sanders Morris Mundy since the Sanders merger was not consummated until January 31, 2000.

HWG

     HWG's market making, investing, and underwriting activities often involve the purchase, sale, or short sale of securities and expose its capital to significant risks, including market risk, equity price risk, and credit risk. Market risk represents the potential loss we may incur as a result of absolute and relative price movements, price volatility, and changes in liquidity in financial instruments due to many factors over which we have virtually no control. HWG's primary market risk arises from the fact that it owns a variety of investments that are subject to changes in value and could result in material gains or losses. HWG also engages in proprietary trading and makes dealer markets in equity securities. In doing this, HWG may be required to maintain certain amounts of inventories in order to facilitate customer order flow. HWG is exposed to equity price risk due to changes in the level and volatility of equity prices primarily in Nasdaq and over-the-counter markets. Changes in market conditions could limit HWG's ability to resell securities purchased or to purchase securities sold short. Direct market risk exposure to changes in foreign exchange rates is not material.

     HWG seeks to cover its exposure to market and equity price risk by limiting its net long and short positions and by selling or buying similar instruments. In addition, trading and inventory accounts are monitored on an ongoing basis, and HWG has established position limits. Position and exposure reports are prepared at the end of each trading day and are reviewed by traders, trading managers, and management personnel. These reports show the amount of capital committed to various issuers and industry segments. Securities held in HWG's investment portfolio are guided by an investment policy and are reviewed on a regular basis.

     Credit risk represents the amount of accounting loss HWG would incur should counterparties to its proprietary transactions fail to perform their contractual obligations, such as delivery of securities or payment of funds. This risk depends primarily on the credit worthiness of the counterparty. HWG seeks to control credit risk by following an established credit approval process, monitoring credit limits and requiring collateral where appropriate.

     HWG monitors its market and counterparty risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which it is exposed. HWG has established various committees to assess and to manage risk associated with its investment banking and other activities. The committees review, among other things, business and transactional risks associated with potential clients and engagements. HWG seeks to control the risks associated with its investment banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.

     HWG's trading equity securities are marked to market on a daily basis. At December 31, 1999, HWG's trading equity securities were recorded at a fair market value of $85,000. These trading equity securities are subject to equity price risk. This risk would amount to $8,500 base on a potential loss in fair market value from a hypothetical 10% decrease in the year end market value of such equity securities. The actual equity price risk related to the trading equity securities may differ substantially.

     At December 31, 1999, HWG's investment portfolio was recorded at a fair market value of $2.3 million. Since this portfolio is invested primarily in cash and short-term U.S. treasuries, it is exposed to limited equity price risk.

     As a result of the closing of the Sanders merger on January 31, 2000, we expect our market risk sensitive instrument portfolio held by our newly combined investment banking subsidiary, SMH, to be significantly larger, but within the same general risk categories.

PMT

     PMT revenues are primarily from asset management and fiduciary fees based on a percentage of assets under administration. As a result, PMT is subject to equity price risk since its fees are directly affected by changes in the equity prices of the assets under its management. Similarly, PMT's fee income is subject to interest rate risk to the extent changes in interest rates affect the carrying value of assets under management. While these market risks are present, quantification remains difficult due to the number of other variables that affect PMT's fee income.

     At December 31, 1999, PMT had equity securities under management with a fair market value of $429 million. PMT's fee income for 1999 would have been reduced by approximately $23,000 assuming a hypothetical 10% decrease in the year end market value of its equity securities under management. PMT's fee income could also be reduced from changes in interest rates to the extent it reduces the carrying value of securities under management.

SPIRES

     Exposure to risk and the ways we manage the various types of risks on the day-to-day basis are critical to Spires' survival and financial success. Spires monitors its market, credit and liquidity risks on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which we are exposed. However, Spires' risk management procedures and internal controls may not prevent all losses from occurring as a result of such risks.

     Spires' primary market risk is that it owns a variety of investments that are subject to changes in value and could result in material gains or losses. Spires also engages in proprietary trading and makes dealer markets in securities which include, among others, mortgage related securities (e.g. mortgage-backed securities and collateralized mortgage obligations), U.S. government and agency obligations, indexed debt instruments, interest-only and principal-only obligations, and other debt obligations. Spires maintains inventory in these and other securities for market making, customer order flow, and arbitrage purposes. To invest in these opportunities and to properly leverage its capital, Spires borrows funds. This leverage and the price volatility in these positions arising from changes in interest rates, market volatility, and prepayment expectations create risk. Spires also acts as principal in customer-related transactions in financial instruments, which exposes it to risks of default by customers and counterparties.

     Spires' management is responsible for maintaining inventory, managing risk position, establishing acceptable risk tolerances and hedging strategies, setting inventory position limits, and overseeing the purchasing/selling activities of the firm's trading personnel. Trading and inventory accounts are monitored on an ongoing basis, and Spires has established written position limits. Position and exposure reports are prepared at the end of each trading day. The reports are reviewed independently by Spires' senior management and corporate accounting group. Spires' management also reviews and monitors inventory pricing, concentration, and credit ratings.

     Market risk represents the potential loss Spires may incur as a result of absolute and relative price movements in financial instruments due to changes in interest rates, credit spreads, liquidity spreads, foreign exchange rates, and other political factors. Spires is not subject to direct market risk due to changes in foreign exchange rates. However, Spires is subject to market risk as a result of changes in interest rates as they are affected by global economic conditions. The principal source of this risk arises from maintaining inventories in and trading and market-making in securities which include mortgage related securities (e.g. mortgage-backed securities and collateralized mortgage obligations), U.S. government and agency obligations, indexed debt instruments, interest-only and principal-only obligations, and other debt obligations. Inventory positions are carried for resale to institutional brokerage clients and other broker-dealers. All inventories are held for trading purposes.

     Spires seeks to cover its exposure to market risk by limiting its net long or short positions and by hedging strategies that involve selling or buying similar instruments. These strategies seek to insulate Spires from changes in interest rates, prepayment expectations, and market volatility. Hedges are constructed to manage the price volatility risk of Spires' inventory by offsetting the price volatility of the inventory position with an instrument whose price change moves in the opposite direction to the inventory position but with equal magnitude. Spires understands that hedging is not a perfect insurance policy and that there is always "basis risk" between the performance of the hedge and the inventory over time. This basis risk is discussed in greater detail below and remains one of the business risks of doing business in fixed-income securities. Spires does not employ derivative financial instruments (e.g. swaps, caps, floors) in its hedging strategies.

     The following table shows the quoted market values of Spires' securities inventory owned ("long"), its inventory hedge in the form of securities sold, not yet purchased ("short"), net positions, and overall gains and losses as of December 31, 1999:

                Security Type                         Long             Short              Net         Gain (Loss)
-----------------------------------------------  --------------- ------------------ ----------------- -------------
Mortgage-backed securities                         $          -     $ (120,173,984)    $(120,173,984)     $ 77,363
Collateralized mortgage obligations (CMO)            80,215,739                  -        80,215,739       (31,989)
                                                 --------------- ----------------- ----------------- -------------
     Totals                                        $ 80,215,739     $ (120,173,984)    $ (39,958,245)     $ 45,374
                                                 =============== ================== ================= =============

     Spires has also prepared a sensitivity analysis to estimate its exposure to interest rate risk from its inventory position. The net potential change in fair value of the inventory long positions at December 31, 1999, assuming all other factors remained constant except for a hypothetical 50 basis point change in interest rates, would be $125,000, after offsetting corresponding effect of the interest rate change on the inventory short positions. The actual interest rate risk related to Spires' inventory position may differ substantially.

     The ratio of 1.495 mortgage-backed securities/CMOs is used to fully hedge long inventory. Unless management approval is given, long inventory must be hedged.

     The information regarding Spires' market risk included above does not consider basis risk. Basis risk is the risk that the change in market value of Spires' inventory and the change in market value of the items used to hedge that inventory may not always be offsetting. For example, an unfavorable basis change could result in an inventory gain that is less than the loss in Spires' hedge, or an inventory loss that is greater than the gain in Spires' hedge. Basis risk is one of the business risks of doing business in fixed-income securities.

     Factors that influence Spires' basis risk include credit spread risk, liquidity spread risk, prepayment risk on mortgage securities/CMOs, and changes in the shape of the yield curve. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception could affect the value of financial instruments. Liquidity spread risk arises from the potential that changes in the liquidity (ease of marketability) of a financial instrument or market sector could affect the value of a financial instrument. Prepayment risk arises from the potential that changes in the prepayment speed of a mortgage security or CMO could affect the value of that security. Yield curve risk arises from the potential that shifts in the yield curve could affect the value of a financial instrument.

     Spires' management believes that its securities inventory at December 31, 1999, consisting entirely of securities of high quality, exposed Spires to little risk associated with changes in either credit or liquidity spreads. However, unpredictable prepayment rates on mortgage-backed securities/CMOs and changes in the shape of the yield curve were key components contributing to Spires' basis risk.

     As of December 31, 1999, Spires' inventory of securities sold under agreements to repurchase was $37,091,000 at an average rate of 6.25% and Spires had no borrowed or loaned securities.

     A derivative financial instrument represents a contractual agreement between counterparties and has value that is derived from changes in the value of some other underlying asset such as the price of another security, interest rates (such as the Prime Rate, or LIBOR), indices (i.e. S&P 500), or the value referenced in the contract.

     We do not act as dealer, trader, or end-user of complex derivative contracts such as swaps, collars, and caps. However, Spires does act as a dealer and trader of mortgage-derivative securities, called collateralized mortgage obligations (CMOs or REMICs). Mortgage-derivative securities redistribute the risks associated with their underlying mortgage collateral, by redirecting cash flows according to specific formulas or algorithms, to various tranches or classes, designed to meet specific investor objectives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       Page
                                                                                                       ----
     Report of Independent Accountants ..........................................................       25
     Consolidated Balance Sheet as of December 31, 1999 and 1998 ................................       26
     Consolidated Statement of Operations for the three years in the period ended
        December 31, 1999 .......................................................................       27
     Consolidated Statement of Shareholders' Equity for the three years in the period ended
        December 31, 1999 .......................................................................       28
     Consolidated Statement of Cash Flows for the three years in the period ended
        December 31, 1999 .......................................................................       29
     Notes to Consolidated Financial Statements .................................................       30

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Pinnacle Global Group, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Pinnacle Global Group, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                           PricewaterhouseCoopers LLP

Houston, Texas
March 17, 2000

     PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET

                                                                                         December 31,     December 31,
                                                                                            1999              1998
                                                                                       ----------------  ---------------
         ASSETS

Cash and cash equivalents ........................................................       $ 10,494,979     $ 13,292,644
Receivable from brokers-dealers and clearing organizations .......................        162,423,140                -
Deposits with clearing brokers ...................................................          8,463,479                -
Securites owned ..................................................................         85,001,572                -
Securities available for sale ....................................................          4,049,507       14,637,575
Intangible assets, net of accumulated amortization of $815,865 ...................         21,413,644                -
Furniture and equipment ..........................................................          1,090,313           25,116
Deferred income taxes ............................................................                  -        2,656,777
Other assets .....................................................................          3,081,748        1,308,167
Net assets of discontinued operations ............................................          2,447,799        3,074,960
                                                                                      ----------------  ---------------
         Total assets ............................................................      $ 298,466,181     $ 34,995,239
                                                                                      ================  ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued liabilities .....................................        $ 1,954,092      $ 1,295,476
    Payable to clearing brokers-dealers ..........................................        117,921,940                -
    Securities sold, not yet purchased ...........................................        120,275,441                -
    Deferred income taxes ........................................................            737,339                -
                                                                                      ----------------  ---------------
         Total liabilities .......................................................        240,888,812        1,295,476
                                                                                      ----------------  ---------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred stock, $.10 par value; 10,000,000 shares authorized;
     no shares issued and outstanding ............................................                  -                -
    Common stock, $.01 par value; 100,000,000 shares authorized;
     7,125,292 and 3,801,559 shares issued at December 31, 1999
     and 1998, respectively ......................................................             71,253           38,016
    Additional paid-in capital....................................................         58,928,713       33,248,729
    Receivables for shares issued ................................................         (1,311,675)               -
    Retained earnings (deficit)...................................................            (88,249)       4,606,689
    Accumulated other comprehensive loss .........................................            (22,673)          (6,000)
    Treasury stock at cost, 238,806 shares at December 31, 1998...................                  -       (4,187,671)
                                                                                      ----------------  ---------------
         Total shareholders' equity ..............................................         57,577,369       33,699,763
                                                                                      ----------------  ---------------
         Total liabilities and shareholders' equity ..............................      $ 298,466,181     $ 34,995,239
                                                                                      ================  ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

         PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF OPERATIONS
  FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                                                        1999             1998            1997
                                                                   ---------------  --------------- ---------------
Revenues:
      Commissions ..............................................       $8,268,088              $ -             $ -
      Principal transactions ...................................        3,649,195                -               -
      Investment banking .......................................        1,608,993                -               -
      Fiduciary, custodial and advisory fees ...................        2,026,938                -               -
      Interest and dividends ...................................        2,810,370        1,524,405       1,530,264
      Other income .............................................          609,181                -               -
                                                                   ---------------  --------------- ---------------
           Total revenues ......................................       18,972,765        1,524,405       1,530,264
                                                                   ---------------  --------------- ---------------

Expenses:
      Employee compensation and benefits .......................       10,878,451          453,235         526,412
      Floor brokerage, exchange and clearance fees .............          784,849                -               -
      Communications and data processing .......................        1,133,659           21,701          30,873
      Interest .................................................        1,369,061                -               -
      Occupancy ................................................        1,117,939           75,312         128,397
      Amortization of intangible assets ........................          815,865                -               -
      Other general and administrative .........................        2,500,100          814,365         851,694
                                                                   ---------------  --------------- ---------------
           Total expenses ......................................       18,599,924        1,364,613       1,537,376
                                                                   ---------------  --------------- ---------------

Income from continuing operations before income taxes ..........          372,841          159,792          (7,112)
Provision (benefit) for income taxes ...........................        3,270,552           53,532         (10,733)
                                                                   ---------------  --------------- ---------------

Income (loss) from continuing operations .......................       (2,897,711)         106,260           3,621
Loss from discontinued operations, net of tax ..................         (932,627)      (2,732,626)     (2,597,383)
Loss on disposition of discontinued operations, net of tax .....         (864,600)      (1,344,394)       (187,854)
                                                                   ---------------  --------------- ---------------
Net income (loss) ..............................................      $(4,694,938)     $(3,970,760)    $(2,781,616)
                                                                   ===============  =============== ===============

Basic and diluted income (loss) per share:
      From continuing operations ...............................          $ (0.43)          $ 0.03          $ 0.00
      From discontinued operations .............................            (0.26)           (1.14)          (0.78)
                                                                   ---------------  --------------- ---------------
Net income (loss) per share ....................................          $ (0.69)         $ (1.11)        $ (0.78)
                                                                   ===============  =============== ===============
Weighted average common shares outstanding .....................        6,828,378        3,562,753       3,561,003
                                                                   ===============  =============== ===============

              The accompanying notes are an integral part of the
                       consolidated financial statements.

                 PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999



                                                   COMMON STOCK             TREASURY STOCK           ADDITIONAL
                                           -----------------------------------------------------      PAID-IN
                                               SHARES     AMOUNT        SHARES        AMOUNT          CAPITAL
                                           ------------ ----------------------- ---------------- -----------------
Balance, December 31, 1996 ..........      3,798,059     $ 37,981   (238,806)    $ (4,187,671)    $ 33,223,598

Issuance of common stock to
nonemployee directors ...............          1,750           18          -                -           13,772
Comprehensive income (loss):
    Net loss  .......................               -            -          -                -                -
    Net change in unrealized
     appreciation on securities
     available for sale .............              -            -          -                -                -
    Total comprehensive loss ........              -            -          -                -                -
                                        ------------ ----------------------- ---------------- -----------------
Balance, December 31, 1997 ..........      3,799,809       37,999   (238,806)      (4,187,671)      33,237,370
Issuance of common stock to
    nonemployee directors ...........          1,750           17          -                -           11,359
Comprehensive income (loss):
    Net loss.........................              -            -          -                -                -
    Net change in unrealized
     depreciation on securities
     available for sale net of
     deferred taxes of $3,091........              -            -          -                -                -
    Total comprehensive loss ........              -            -          -                -                -
                                        ------------ ----------------------- ---------------- -----------------
Balance, December 31, 1998 ..........      3,801,559       38,016   (238,806)      (4,187,671)      33,248,729
Issuance of common stock for
    acquisitions.....................      3,562,539       35,625          -                -       29,865,267
Retirement of treasury stock.........       (238,806)      (2,388)   238,806        4,187,671       (4,185,283)
Comprehensive income (loss):
    Net loss  .......................              -            -          -                -                -
    Net change in unrealized
      depreciation on securities
      available for sale net of
      deferred taxes of $8,589.......              -            -          -                -                -
    Total comprehensive loss ........              -            -          -                -                -
                                          ----------- ----------------------- ---------------- ------------------
Balance, December 31, 1999                  7,125,292     $ 71,253          -              $ -     $ 58,928,713
                                         ============ ======================= ================ =================


                                                                          ACCUMULATED
                                         RECEIVABLES                         OTHER
                                         FOR SHARES       RETAINED       COMPREHENSIVE
                                           ISSUED      EARNINGS(DEFICIT) INCOME(LOSS)        TOTAL
                                      -------------- ---------------- ---------------- --------------
Balance, December 31, 1996 .......... $           -     $ 11,359,065    $           -   $ 40,432,973
Issuance of common stock to                       -                -                -         13,790
     nonemployee directors ..........
Comprehensive income (loss):
    Net loss  .......................             -       (2,781,616)               -     (2,781,616)
    Net change in unrealized
     appreciation on securities                   -                -                -              -
     available for sale .............                                                  --------------
    Total comprehensive loss ........             -                -                -     (2,781,616)
                                      -------------- ---------------- ---------------- --------------
Balance, December 31, 1997 ..........             -        8,577,449                -     37,665,147
Issuance of common stock to
    nonemployee directors ...........
Comprehensive income (loss):                      -                -                -         11,376
    Net loss.........................
    Net change in unrealized                      -       (3,970,760)               -     (3,970,760)
     depreciation on securities
     available for sale net of                    -                -           (6,000)        (6,000)
     deferred taxes of $3,091........                                                  --------------
    Total comprehensive loss ........             -                -                -     (3,976,760)
                                      -------------- ---------------- ---------------- --------------
Balance, December 31, 1998 ..........             -        4,606,689           (6,000)    33,699,763
Issuance of common stock for
    acquisitions.....................    (1,311,675)               -                -     28,589,217
Retirement of treasury stock.........             -                -                -              -
Comprehensive income (loss):
    Net loss  .......................             -       (4,694,938)               -     (4,694,938)
    Net change in unrealized
      depreciation on securities
      available for sale net of                   -                -          (16,673)       (16,673)
      deferred taxes of $8,589.......                                                  --------------
    Total comprehensive loss ........             -                -                -     (4,711,611)
                                       ------------- ---------------- ---------------- --------------
Balance, December 31, 1999            $ (1,311,675)       $ (88,249)       $ (22,673)  $ 57,577,369
                                      ============== ================ ================ ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
    FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                                                                 1999             1998             1997
                                                                           ----------------- ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..............................................      $ (4,694,938)   $ (3,970,760)    $ (2,781,616)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
        Gain on sale of securities available for sale................          (311,530)              -                -
        Provision for loss on discontinued operations ...............         2,660,000       5,234,085        2,375,064
        Depreciation.................................................           270,374         910,631          674,538
        Gain on disposal of assets...................................                 -          (7,701)         (63,664)
        Net amortization of premiums and discounts on
          securities available for sale..............................                 -        (201,526)        (246,537)
        Deferred income taxes........................................         2,370,170      (1,964,783)       1,205,456
        Amortization of intangible assets............................           815,865               -                -
        Changes in assets and liabilities, including discontinued
          operations:
              Increase in receivable from clearing brokers
                and dealers..........................................      (160,818,209)              -                -
              Increase in securities owned...........................       (66,887,198)              -                -
              Increase in deposits held by clearing brokers
                and dealers..........................................        (7,335,776)              -                -
              Increase in securities sold, not yet purchased.........       118,735,363               -                -
              (Increase) decrease in income tax receivable...........                 -       1,512,115       (1,512,115)
              Increase in other assets...............................        (1,092,814)       (263,344)        (313,242)
              Increase in payable to clearing brokers and dealers....       114,420,730               -                -
              Increase (decrease) in accounts payable and
                accrued liabilities..................................          (316,463)              -       (1,227,408)
              Operating losses and payments charged                          (1,471,148)        194,025       (2,193,860)
                to reserve for discontinued operations...............  ----------------- ---------------  ---------------
              Net cash provided by (used in) operating activities....        (3,655,574)      1,442,742       (4,083,384)
                                                                       ----------------- ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures............................................          (897,281)       (879,876)        (682,192)
     Acquisition costs...............................................          (648,244)       (995,625)               -
     Proceeds from sale of assets....................................             5,406          15,733        2,492,284
     Purchase of securities available for sale.......................       (10,219,125)    (28,856,556)     (35,693,443)
     Proceeds from maturities of securities available for sale.......         8,258,300      29,756,126       39,355,125
                                                                       ----------------- ---------------  ---------------
              Net cash provided by (used in) investing activities....        (3,500,944)       (960,198)       5,471,774
                                                                       ----------------- ---------------  -------------
CASH OF BUSINESSES ACQUIRED..........................................         4,358,853               -                -
                                                                       ----------------- ---------------  ---------------
              Net increase (decrease) in cash and cash equivalents...        (2,797,665)        482,544        1,388,390
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................        13,292,644      12,810,100       11,421,710
                                                                       ----------------- ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............................      $ 10,494,979     $13,292,644     $ 12,810,100
                                                                       ================= ===============  ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Through a series of transactions on January 29, 1999, the shareholders of TEI, Inc. ("TEI") exchanged all common shares of TEI for 3,562,753 common shares of Pinnacle Global Group, Inc. (the "Company"), then a newly formed public holding company. The Company simultaneously acquired three financial services firms: Harris Webb & Garrison, Inc. ("HWG"), Pinnacle Management & Trust Company ("PMT"), and Spires Financial, L.P. ("Spires"), by exchanging 3,562,500 of its common shares (slightly less than 50% of outstanding common shares) for all of the ownership interests of the three financial services firms. TEI is now a wholly owned subsidiary of the Company. As a result of the acquisitions, the Company now provides a broad range of financial services including institutional and retail brokerage, investment banking, merchant banking, secondary market loan and loan servicing placement, trust related services and asset management.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

MANAGEMENT'S ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH EQUIVALENTS

     Highly liquid investment instruments with original maturities of three months or less when purchased are considered to be cash equivalents.

SECURITIES TRANSACTIONS

     Securities owned, securities sold not yet purchased, and deposits held by clearing brokers and dealers are valued at market value. Securities not readily marketable are valued at fair value as determined by management. Realized and unrealized gains and losses are included in income from operations.

     Principal securities transactions are recorded on the trade date, as if they had settled. Profit and loss arising from securities transactions entered into for the account and risk of the Company are recorded on a trade date basis. Customers' securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis.

SECURITIES AVAILABLE FOR SALE

     Securities available for sale include marketable equity securities and debt instruments owned by the Company`s PMT subsidiary with maturities greater than three months when purchased. These securities are recorded at cost and are adjusted for unrealized holding gains and losses due to market fluctuations. These unrealized gains or losses, net of taxes, are recorded as a separate component of other comprehensive income (loss). Gains and losses are recorded upon sale based on the specific identification method.

FURNITURE AND EQUIPMENT

     Furniture and equipment are carried at cost. Depreciation is computed using the straight-line method over five to ten years. Depreciation expense included in continuing operations was $270,374, $11,417, and $33,533 for the years ended December 31, 1999, 1998, and 1997, respectively. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

INTANGIBLE ASSETS

   Intangible assets, principally goodwill, are amortized using the straight-line method over 25 years. Amortization expense was $815,865 for the year ended December 31, 1999. The Company evaluates intangible assets for impairment if events or changes in circumstances occur which indicate the carrying amount may not be recoverable. If impairment is determined to exist, the asset is written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business.

RESALE AND REPURCHASE AGREEMENTS

     Transactions involving purchases of securities under agreement to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreement to repurchase (repurchase agreements or repos) are accounted for as collateralized financings. It is the policy of the Company to obtain the possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under the intrinsic value method. Under this method, the Company recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the options granted is greater than or equal to the fair value of the stock on the date of grant.

INCOME TAXES

     The Company utilizes the liability method for deferred income taxes. The liability approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events recognized in the Company's financial statements or tax returns. All expected future events other than changes in the law or tax rates, are considered in estimating future tax consequences. A valuation allowance is provided for deferred tax assets when, in management's judgment, such assets do not meet the more likely than not recognition criteria.

     The provision for income taxes includes federal, state, and local income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities.

COMMISSIONS

     Commissions and related clearing expenses are recorded on the trade date as securities transactions occur.


INVESTMENT BANKING

     Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger-and-acquisition and financial restructuring advisory services. Investment banking management fees are recorded on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Other investment banking fees are recognized when the services have been performed.

FIDUCIARY, CUSTODIAL AND ADVISORY FEES

     Fiduciary, custodial and advisory fees are recorded based on a percentage of each individual account's market value on the last day of the month.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform them with the 1999 presentation. The reclassifications had no effect on retained earnings, net loss or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 as amended establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective beginning January 1, 2001. The Company has not determined the impact of adoption of this statement.

2.   ACQUISITIONS

     On January 29, 1999, the Company acquired HWG, PMT, and Spires. The former owners of HWG, PMT, and Spires received consideration consisting of 3,562,500 shares of the Company's common stock, which represented 49.98% of the outstanding common stock. The acquisitions were accounted for as purchases and, accordingly, the financial information of HWG, PMT, and Spires is included in the Company's consolidated financial statements from the date of acquisition. The purchase price of approximately $31 million exceeded the fair value of identifiable net assets acquired by approximately $22 million which has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The following summarized unaudited pro forma financial information assumes the acquisitions of HWG, PMT and Spires had occurred on January 1, 1998:

                                                                1999              1998
                                                           ----------------  ----------------
Revenues.................................................     $ 20,289,000      $ 19,552,000
Income (loss) from continuing operations.................       (2,780,000)        1,758,000
Basic and diluted earnings (loss) per share
   from continuing operations............................            (0.39)             0.25

         On January 31, 2000, the Company acquired Sanders Morris Mundy Inc. ("SMM"), a privately owned investment banking firm. The former owners of SMM received consideration consisting of 7,125,220 shares of the Company's common stock, which represents approximately 50% of the outstanding common stock. The acquisition was accounted for as a purchase and, accordingly, the financial information of SMM will be included in the Company's consolidated financial statements from February 1, 2000. The purchase price of approximately $37 million exceeded the fair value of identifiable net assets acquired by approximately $21 million which will be recorded as goodwill and amortized on a straight-line basis over 25 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimated fair value. The actual allocation may be different from the preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired; however, such differences are not expected to be material. The following summarized unaudited pro forma financial information assumes the acquisition of SMM had occurred on January 1, 1999:

                                                                   1999
                                                            -----------------
         Revenues .........................................    $ 53,500,000
         Loss from continuing operations ..................        (240,000)
         Basic and diluted earnings per share
             from continuing operations....................           (0.02)

     These unaudited pro forma amounts are derived from the historical financial information of the acquired businesses and reflect adjustments for amortization of intangible assets and for income taxes. The unaudited pro forma financial information does not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3.   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     Securities owned and securities sold, not yet purchased at December 31, 1999 were as follows:

                                                                             Sold, Not Yet
                                                              Owned            Purchased
         Marketable:                                     -----------------  -----------------
           Obligations of U.S. government................    $ 80,963,444      $ 120,173,985
           Corporate stocks..............................          93,630            101,456
           Corporate bonds and commercial paper..........       2,484,161                  -
                                                         -----------------  -----------------
                                                               83,541,235        120,275,441
         Not readily marketable:
           Corporate stocks and warrants.................       1,460,337                  -
                                                         -----------------  -----------------
                                                             $ 85,001,572      $ 120,275,441
                                                         =================  =================

     Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.

4.   SECURITIES AVAILABLE FOR SALE

     Securities available for sale at December 31, 1999 and 1998 were as follows:

                                                                                 GROSS UNREALIZED
                                                               AMORTIZED     ------------------------    ESTIMATED
                                                                 COST          GAINS       LOSSES       FAIR VALUE
                                                            --------------- ------------ -----------  ---------------
         1999:
              U.S. Government and agency obligations......     $   972,895     $      -   $ (14,527)     $   958,368
              Corporate bonds ............................          99,540            -      (9,304)          90,236
              Marketable equity securities ...............       3,013,059            -     (12,156)       3,000,903
                                                            --------------- ------------ -----------  ---------------
                                                               $ 4,085,494     $      -   $ (35,987)     $ 4,049,507
                                                            =============== ============ ===========  ===============
         1998:
              U.S. Government and agency obligations......       $ 607,190     $      -   $    (188)       $ 607,002
              Corporate bonds ............................       9,216,698       22,757     (31,691)       9,207,764
              Commercial paper ...........................       4,722,809            -           -        4,722,809
              Certificates of deposit.....................          99,969           31           -          100,000
                                                            --------------- ------------ -----------  ---------------
                                                               $14,646,666     $ 22,788   $ (31,879)    $ 14,637,575
                                                            =============== ============ ===========  ===============

     The contractual maturities of securities available for sale at December 31, 1999 were as follows:

             Due after 1 year through 5 years ..................       $   777,094
             Due after 5 years through 10 years ................           271,510
             Marketable equity securities ......................         3,000,903
                                                                 ------------------
                                                                       $ 4,049,507
                                                                 ==================

     In connection with the acquisition of the financial service firms, the Company transferred approximately $10,805,000 of securities available for sale to Spires.

5.   RECEIVABLE FROM AND PAYABLE TO BROKERS AND DEALERS AND CLEARING
     ORGANIZATIONS

     Amounts receivable from and payable to brokers and dealers and clearing organizations at December 31, 1999 were as follows:

                                                                            RECEIVABLE           PAYABLE
                                                                        -------------------  -----------------
         Receivable/payable to clearing brokers-dealers.................   $             -      $ 117,921,940
         Receivable from clearing organizations ........................       161,991,671                  -
         Fees and commissions receivable ...............................           431,469                  -
                                                                        -------------------  -----------------
                                                                           $ 162,423,140        $ 117,921,940
                                                                        ===================  =================

6.   DEPOSITS HELD BY CLEARING BROKERS AND DEALERS

     Under its clearing agreements, HWG and Spires are required to maintain a certain level of cash or securities on deposit with clearing brokers and dealers. Should the clearing brokers and dealers suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing brokers and dealers. The Company has funds invested in U.S. Treasury bills with a market value of $8,118,563 and in money market accounts with a market value of $344,916 as of December 31, 1999, which are on deposit with clearing brokers and dealers to meet this requirement.

7.   FURNITURE AND EQUIPMENT

     Furniture and equipment  at December 31, 1999 and 1998 was as follows:

                                                                         DECEMBER 31,
                                                              --------------------------------
                                                                   1999             1998
                                                              ---------------  ---------------
     Equipment...............................................      $ 747,117           $    -
     Furniture and fixtures..................................        248,265           52,455
     Leasehold improvements..................................        392,644                -
     Accumulated depreciation and amortization...............       (297,713)         (27,339)
                                                              ---------------  ---------------
         Furniture and equipment.............................    $ 1,090,313         $ 25,116
                                                              ===============  ===============

8.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities at December 31, 1999 and 1998 were as follows:

                                                             DECEMBER 31,
                                                   --------------------------------
                                                       1999              1998
                                                   --------------   ---------------
ACCRUED LIABILITIES:
              Accounts payable...................     $  407,367       $   595,412
              Compensation.......................        798,427            32,836
              Other..............................        748,298           667,228
                                                   --------------   ---------------
                   Total accounts payable and
                     accrued liabilities.........     $1,954,092       $ 1,295,476
                                                   ==============   ===============

9.   INCOME TAXES

     The components of the income tax provision (benefit) for the years ended December 31, 1999, 1998, and 1997 were as follows:

                                             YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------
                                     1999            1998             1997
                                 -------------- ----------------  --------------
Continuing operations:
    Current....................       $ 37,609              $ -        $ (3,136)
    Deferred...................      3,232,943           53,532          (7,597)
                                 -------------- ----------------  --------------
        Total continuing
          operations...........      3,270,552           53,532         (10,733)
Discontinued operations........       (862,773)      (2,018,315)       (142,202)
                                 -------------- ----------------  --------------
        Total..................     $2,407,779     $ (1,964,783)     $ (152,935)
                                 ============== ================  ==============

     The difference between the effective tax rate reflected in the income tax provision for continuing operations and the statutory federal rate is analyzed as follows:

                                                      YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                                1999             1998             1997
                                          ---------------  --------------  ---------------
Tax computed using the statutory rate.....   $   126,766        $ 54,329        $  (2,418)
  Nondeductible amortization of goodwill..       277,395               -                -
  State income taxes......................        37,609               -                -
  Change in valuation allowance...........     2,806,708               -                -
  Other...................................        22,074            (797)          (8,315)
                                          ---------------  --------------  ---------------
    Total.................................   $ 3,270,552        $ 53,532        $ (10,733)
                                          ===============  ==============  ===============

     The effective tax rates for continuing operations for the years ended December 31, 1999, 1998, and 1997 were 877.2%, 33.5%, and 50.9%, respectively.
The effective tax rate for discontinued operations was approximately 17.1%, 33.1%, and 5.9%, for the years ended December 31, 1999, 1998, and 1997, respectively.

     As a result of the changes in ownership due to the acquisitions of the three financial services firms in January 1999 and the planned disposition of discontinued operations, the Company's ability to utilize its net operating loss carryforward and realize its deferred tax assets was limited. These limitations were not expected to prevent the Company from realizing its deferred tax assets. However, as a result of further changes in ownership due to the SMM merger in January 2000 and the treasury shares purchased in March 2000, the Company now believes that the deferred tax assets do not meet the more likely than not criteria for recognition. Accordingly, a valuation allowance has been recorded as of December 31, 1999.

    The components of the deferred income tax assets and liabilities were as follows:

                                                                                      1999             1998
                                                                                 --------------  ---------------
Deferred income tax assets:
   Net operating loss carry forward .........................................    $ 1,030,949      $   755,059
   Difference in recognition of asset impairment ............................      1,609,383        1,150,383
   Difference in recognition of accrued liabilities .........................        573,393          828,769
   Difference in recognition of inventory reserve ...........................         36,663           36,663
   Difference in recognition of allowance for doubtful accounts .............        169,353          131,367
   Other ....................................................................         27,757          199,867
                                                                               --------------  ---------------
      Total deferred tax assets .............................................      3,447,498        3,102,108
                                                                               --------------  ---------------
Deferred income tax liabilities:
   Difference in recognition of accumulated depreciation.....................       (771,915)        (445,331)
   Difference in recognition due to change in tax method.....................        (42,829)               -
   Difference in recognition of unrealized gains on securities...............       (563,385)               -
                                                                               --------------  ---------------
Total deferred tax liabilities.........................................           (1,378,129)        (445,331)
                                                                               --------------  ---------------
Net deferred tax assets.....................................................       2,069,369        2,656,777
Valuation allowance..........................................................     (2,806,708)               -
                                                                               --------------  ---------------
         Net deferred income tax asset(liability)............................     $ (737,339)     $ 2,656,777
                                                                               ==============  ===============

10.  DISCONTINUED OPERATIONS

ENERGY RECOVERY RESOURCES, INC.

     The Board of Directors adopted a plan to discontinue the operations of Energy Recovery Resources Inc. ("ERRI") effective December 31, 1998. Accordingly, the operating results of ERRI have been segregated from continuing operations and reported as a discontinued operation in the statement of operations. A provision for estimated loss on disposition of ERRI of $2,164,000 net of tax, consisting of a write down of goodwill and property and equipment, was recorded during the fourth quarter of 1998. In the third quarter of 1999, the Company revised its estimate of loss on disposition of ERRI and recorded a provision of $230,000 net of tax, as a result of higher than anticipated operating losses. During the fourth quarter of 1999, based in part on a purchase offer anticipated from a third party, an additional provision of $1,000,000 was recorded. The Company currently estimates that ERRI can be sold without the Company incurring additional losses. However, the Company may not be able to dispose of ERRI and recover its investment. Additionally, ERRI may incur additional operating losses. It is reasonably possible that the Company would need to record additional loss provisions on the disposition of ERRI in future periods.

ENGINEERED SYSTEMS, INC.

     Engineered Systems, Inc.'s ("ESI") operations were discontinued as of December 31, 1995. The assets of ESI were disposed of on December 23, 1997, for a $500,000 interest bearing note due in 2002. The purchaser also agreed to complete customer contracts that were in process at the time of the sale. However, the Company remains liable for costs incurred by the purchaser in excess of amounts recoverable from customers. Through the third quarter of 1998, the Company believed, based in part on information provided by the purchaser, that it had no additional liability with respect to the contracts in process. Subsequent to December 31, 1998, the Company was notified that a major customer cancelled its contract and that the other contracts in process had incurred costs in excess of amounts recoverable from customers. As a result, during the fourth quarter of 1998 the Company recorded an additional loss related to ESI of $1,344,000, net of tax. In the second quarter of 1999 the Company paid the purchaser $1,000,000 to satisfy a portion of those liabilities. In the third quarter of 1999 the Company was notified that additional costs would be incurred to complete certain customer contracts and, therefore, the Company recorded an additional loss of $73,000, net of tax. In March 2000 the Company was informed by certain customers that payment would not be made based on delivery delays and failure to perform under the terms of the contract. Therefore, the Company recorded an additional loss of $1,200,000. Net liabilities recorded by ESI were $1,720,000 at December 31, 1999. In March 2000 the Company paid the purchaser an additional $420,000 to satisfy a portion of those liabilities. It is reasonably possible that the Company could incur additional losses on the disposition of ESI.

     A summary of selected financial information of discontinued operations for each of the three years in the period ended December 31, 1999 were as follows:

                                                     1999            1998            1997
                                                 -------------- --------------- ---------------
Revenues:
              ERRI................................ $ 3,637,000     $ 2,953,000     $ 2,726,000
              ESI.................................           -               -       1,954,000
Cost of sales:
              ERRI................................   3,208,000       2,497,000       2,190,000
              ESI.................................           -               -       3,646,000
Gross margin (loss):
              ERRI................................     429,000         456,000         536,000
              ESI.................................           -               -       1,692,000
Selling, general & administrative:
              ERRI................................     856,000       1,173,000       1,088,000
              ESI.................................           -               -         502,000
Net income (loss), net of tax:
              ERRI................................    (933,000)     (2,733,000)       (403,000)
              ESI.................................           -               -      (2,194,000)
Loss on disposition, net of tax:
              ESI.................................    (865,000)     (1,344,000)       (188,000)

11.  STOCK OPTIONS

     Under its 1998 Incentive Plan, the Board of Directors has reserved 15% of the issued and outstanding Common Stock of the Company, or 1,100,000 shares of Common Stock, whichever is greater for the purpose of issuing incentive awards under the plan. The outstanding employee options generally vest over a period of three years and have an exercise price equal to the closing price of the Company's stock on the date of grant. The outstanding non-employee director options vest immediately and have an exercise price equal to the closing price of the Company's stock on the date of grant.

     Under its 1991 Nonemployee Director Stock Option Plan, 200,000 authorized shares were reserved for issuance, for the purpose of granting nonincentive stock options to purchase Common Stock and restricted stock awards, subject to certain restrictions for nonemployee directors. Under the original plan, each eligible nonemployee director received (i) an option to purchase 1,500 shares of common stock on January 1 of each year, beginning January 1, 1993, and (ii) 250 shares of restricted stock (collectively, an "Award"). Each director option was for a term of five years. The purchase price for each share of restricted stock was zero. Effective with the January 1, 1995 issue date, the 1991 Nonemployee Director Stock Option Plan was amended to eliminate the annual issuance of the director options for 1,500 shares of Common Stock to nonemployee directors. All outstanding options authorized under the 1991 Nonemployee Director Stock Option Plan were replaced with similar options under the 1998 Incentive Plan as part of the January 1999 acquisition and restructure of the Company. All of these replacement options have expired without exercise and no additional options, restricted stock or other awards are to be granted under this plan.

     Under its 1989 Stock Option Plan, the Board of Directors reserved 1,000,000 authorized shares of its Common Stock for the purpose of issuing nonincentive stock options, incentive stock options, and restricted stock awards to key employees. The exercise price for a nonincentive stock option could not be less than 85% of the fair market value of the Common Stock on the date of grant. The exercise price for each incentive stock option granted could not be less than the fair market value of the Company stock on the date of grant. The purchase price for restricted stock could be equal to or less than par value and may be zero. The options under the plan vested on a graded schedule depending on the Company's stock price. Fifteen percent of all options vested immediately as of the date of grant and an additional 15% vested on the third anniversary of the date of grant. An additional 70% vested within 3 years if the Company's stock price equals or exceeds certain criteria. Otherwise, these options vested on the tenth anniversary of the date of grant. All outstanding options authorized under the 1989 Stock Option Plan were replaced with similar options under the 1998 Incentive Plan as part of the January 1999 acquisition and restructure of the Company. No additional options, restricted stock or other awards are to be granted under this plan.

     The Company had 517,950, 246,474, and 235,974 shares of Common Stock available for grant under existing stock option plans at December 31, 1999, 1998, and 1997, respectively.


     The following table sets forth pertinent information regarding stock option transactions for each of the three years in the period ended December 31, 1999:


                                                       WEIGHTED        WEIGHTED
                                        NUMBER         AVERAGE          AVERAGE
                                       OF SHARES    EXERCISE PRICE    FAIR VALUE
                                      ------------ -----------------  ------------
  Outstanding at January 1, 1997....      242,775          $ 12.76              -
Granted.............................            -                -              -
Cancelled/Forfeited.................      (61,650)         $ 17.20              -
                                      ------------
  Outstanding at December 31, 1997..      181,125          $ 11.32              -
Granted.............................            -                -              -
Cancelled/Forfeited.................      (10,500)         $ 16.24              -
                                      ------------
  Outstanding at December 31, 1998..      170,625          $ 11.04              -
Granted.............................      532,050           $ 4.63         $ 2.85
Cancelled/Forfeited.................     (120,625)         $ 11.46              -
                                      ------------
  Outstanding at December 31, 1999..      582,050           $ 5.09              -
                                      ============


     The following tables summarize information related to stock options outstanding and exercisable at December 31, 1999:

                                  OPTIONS OUTSTANDING                             OPTION EXERCISABLE
                        ------------------------------------------------   ----------------------------------
                            NUMBER            WGTD. AVG.                       NUMBER
                          OUTSTANDING        REMAINING      WGTD. AVG.       EXERCISABLE AT      WGTD. AVG.
                         AT 12/31/99        CONTR. LIFE    EXERCISE PRICE     12/31/99          EXERCISE PRICE
                        ---------------  --------------   ----------------   --------------  -----------------
$  4.63.................      532,050         9.83            $ 4.63            133,013            $ 4.63
$ 10.00  ...............       50,000          5.0             10.00             50,000             10.00
                         -------------      -------        ----------        -----------        ----------
                              582,050         9.42            $ 5.09            183,013            $ 6.10
                         =============      =======        ==========        ===========        ==========

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%; risk-free interest rate of 6.3%; the expected life of options is 6.0 years; and volatility of 59.2% for the grants. Had the compensation cost for the Company's stock-based compensation plan been determined based on fair value of the options, results of operations would approximate the pro forma amounts below:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------------
                                                                           1999              1998             1997
                                                                     -----------------  ---------------  -----------------
     Income (loss) from continuing operations -- as reported  .......    $ (2,897,711)       $ 106,260         $  3,621
     Income (loss) from continuing operations --  pro forma .........    $ (3,220,906)        $ 92,126         $ 12,575
     Continuing operations income (loss) per share --  as reported ..         $ (0.43)          $ 0.03              $ -
     Continuing operations income (loss) per share --  pro forma ....         $ (0.47)          $ 0.03              $ -

12.  PREFERRED STOCK


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



13.  TREASURY STOCK

     In March 2000 the Company reacquired 139,211 shares of its common stock at a weighted average price of $3.97 per share, totaling $552,930.



14.  EARNINGS (LOSS) PER COMMON SHARE

     Basic and diluted per-share computations for the periods indicated were as follows:


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------------------
                                                                                     1999             1998            1997
                                                                                ---------------- --------------- ---------------
Computation of basic and diluted earnings (loss) per common
  share for the year ended December 31, 1999:
   Net income (loss) applicable to common stock...............................     $ (4,694,938)   $ (3,970,760)    $(2,781,616)
                                                                                ================ =============== ===============
   Weighted average number of common shares outstanding.......................        6,828,378       3,562,753       3,561,003
   Common shares issuable under stock option plan.............................                -               -               -
   Less shares assumed repurchased with proceeds..............................                -               -               -
                                                                                ---------------- --------------- ---------------
       Weighted average common shares outstanding.............................        6,828,378       3,562,753       3,561,003
                                                                                ================ =============== ===============
       Basic and diluted earnings (loss) per common share.....................          $ (0.69)        $ (1.11)        $ (0.78)
                                                                                ================ =============== ===============


     Stock options outstanding of 582,050, 170,625, and 181,125 at December 31, 1999, 1998 and 1997, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.


15.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to underwriting commitments that were open at December 31, 1999, were subsequently settled, and had no material effect on the consolidated financial statements as of that date.


     Total rental expense for operating leases for the years ended December 31, 1999, 1998, and 1997 was approximately $1,303,000, $70,000, and $34,000, respectively. The Company and its subsidiaries have obligations under operating leases that expire by 2004 with initial noncancelable terms in excess of one year. Aggregate annual rentals for office space and computer and office equipment are as follows:


         2000 .................................$  1,387,000
         2001 .................................   1,304,000
         2002 .................................     796,000
         2003 .................................     717,000
         2004 .................................     138,000
                                                -----------
                                                $ 4,342,000
                                                ===========

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In 1999, the Company received an arbitration proceeding from a brokerage customer alleging wrongdoing in execution of a trade. The plaintiffs are seeking damages of $532,000. A hearing date has not been scheduled. The Company is contesting the case vigorously, but because of the inherent unpredictability of litigation, particularly arbitration, management is unable to determine the likelihood of an unfavorable outcome.

     In November 1999, SMM received a letter from the chairman of the audit committee of Waste Management, Inc. asking for information concerning investments by SMM, its clients, and the Environmental Opportunities Funds in a number of private and public companies that either purchased assets from Waste Management or were acquired by Waste Management while John E. Drury was both employed by Waste Management and associated with SMM. Mr. Drury is a current shareholder and former executive officer and director of Waste Management, is a former shareholder and director of SMM and as a result of the SMM merger is a 2.2% shareholder of the Company. SMM has provided information in response to the Waste Management request.

     Waste Management has not made any formal claim against SMM. However, Waste Management's investigation is continuing. Based on the Company's own investigation and discussions with management of SMM, management believes there is no factual basis or legal basis for any Waste Management claim against SMM. While management believes that neither the existence nor the ultimate resolution of the Waste Management investigation will have a material adverse effect on the financial condition of SMM, they cannot predict the outcome of the investigation and if a claim is made cannot determine the significance of the related costs and management attention required to defend it.


     As discussed in Note 10 to the consolidated financial statements, the Company has contingent liabilities and potential loss exposures related to discontinued operations.


16.  CONCENTRATIONS OF CREDIT RISK

     Financial investments that potentially subject the Company to concentrations of credit risk consist of primarily cash and cash equivalents, securities available for sale, securities owned, and all receivables, including those from discontinued operations. Risks and uncertainties associated with financial investments include credit exposure, interest rate volatility, regulatory changes, and changes in market values of equity securities. Future changes in market trends and conditions may occur which could cause actual results to differ materially from the estimates used in preparing the accompanying financial statements.

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


17.  NET CAPITAL REQUIREMENTS OF SUBSIDIARIES

    Certain of the Company's subsidiaries are subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 1999, HWG and Spires had net capital of $15,369,462, which was $7,360,140 in excess of their required net capital of $8,009,322. PMT is required by the Texas Department of Banking to maintain minimum capital, which was $1,500,000 as of December 31, 1999.

18.  BUSINESS SEGMENT INFORMATION

     The Company's continuing businesses operate in three reportable business segments. HWG is an investment banking and brokerage services firm whose activities primarily include securities underwriting, and retail and brokerage services. Spires is a regional brokerage services firm whose activities primarily include institutional brokerage services and trading of fixed income and equity securities. PMT is a state chartered trust company providing a variety of trust services including investment management, estate settlement, and retirement planning. The following summarizes certain financial information of each reportable segment for the year ended December 31, 1999:

                                        HWG              SPIRES             PMT
                                  ----------------- ----------------- -----------------
Revenues........................       $ 5,346,332      $ 10,542,600       $ 2,370,745
Income before income taxes......            85,473         1,838,565           884,352
Total assets....................         3,692,132       255,631,564         5,033,268

     The following table reconciles income before income taxes of the reportable segments to the consolidated income from continuing operations before income taxes reported in the consolidated statement of operations for the year ended December 31, 1999:

Income before income taxes of reportable segments:
   HWG........................................................        $ 85,473
   Spires.....................................................       1,838,565
   PMT........................................................         884,352
                                                               ----------------
                                                                     2,808,390
   Amortization of intangible assets..........................        (815,865)
   Corporate revenues and expenses, net.......................      (1,619,684)
                                                               ----------------
   Income from continuing operations before income taxes......       $ 372,841
                                                               ================

19.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                            1999            1998          1997
                                                       --------------- --------------- ------------
Cash paid for interest...............................     $ 1,369,061      $        -      $ 6,700
Cash paid for income taxes...........................         184,500          52,000      846,000
Cash received from income tax refunds................           1,600       1,508,000       72,000
Non-cash investing and financing activities:
    Notes received in connection with disposition
      of discontinued operation......................               -               -      500,000
    Issuance of common stock in acquisition..........       28,589,217              -            -
    Retirement of treasury stock.....................        4,187,671              -            -

20.  RELATED PARTIES

     PMT obtained legal services from a PMT Board member. Included in general and administrative expense is legal fees of $2,282 paid to the PMT Board member during 1999.

     HWG paid St. James Place Corp. ("St. James"), an affiliate providing furniture and equipment, lease payments of $5,270. In connection with the acquisition by the Company, HWG purchased the furniture and equipment it previously leased from St. James for $285,131.

     HWG earned insurance commissions of $250,502 from HWG Insurance Agency, Inc. The sole shareholder of HWG Insurance Agency is an employee of HWG.

     The Chairman of the Board of Directors is a member of the board of directors of an investment banking client. Fee income of $66,394 and reimbursable expenses of $16,074 were recorded from this client during 1999 and remain outstanding at December 31, 1999.

     The Company has an investment in BioCyte Therapeutics, Inc. ("BioCyte".) The Company has a $500,000 note receivable from Biocyte and accrued interest related to this note of $23,000 at December 31, 1999. In addition, the Company had outstanding receivables from Biocyte of $128,061 at December 31, 1999. The Company's president and chief executive officer also has an investment in BioCyte and serves on its board of directors.


     The Company issued Common Stock in lieu of cash to nonemployee directors totaling $11,376 and $13,790 during 1998 and 1997, respectively.


     The Company purchased diesel and boiler fuel and utilized freight services from a company owned by the President of ERRI totaling $365,000, $207,000 and $159,000 in 1999, 1998, and 1997, respectively.

21. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                              Three Months Ended
                                                       ------------------------------------------------------------------
                                                                                           Sept. 30,
                                                          March 31,        June 30,           1999          Dec. 31,
                                                            1999             1999         Restated(1)        1999(2)
                                                       ---------------- ---------------  --------------- ----------------
1999:
Total revenues.......................................      $ 4,608,000     $ 5,424,000      $ 5,077,000      $ 3,864,000
Income (loss) from continuing operations.............          565,000          76,000          197,000       (3,735,000)

Income (loss) from discontinued operations,
  net of tax.........................................                -               -         (303,000)      (1,495,000)
                                                       ---------------- ---------------  --------------- ----------------
       Net income (loss).............................        $ 565,000        $ 76,000       $ (106,000)    $ (5,230,000)
                                                       ================ ===============  =============== ================
Basic and diluted earnings (loss) per share:
    From continuing operations.......................           $ 0.10          $ 0.01           $ 0.03          $ (0.52)
    From discontinued operations.....................                -               -            (0.04)           (0.21)
                                                       ---------------- ---------------  --------------- ----------------
    Net earnings (loss) per share....................           $ 0.10          $ 0.01          $ (0.01)         $ (0.73)
                                                       ================ ===============  =============== ================

Weighted average common shares outstanding...........        5,937,753       7,125,253        7,125,253        7,125,253
                                                       ================ ===============  =============== ================

                                                                            Three Months Ended
                                                       ------------------------------------------------------------------
                                                          March 31,        June 30,        Sept. 30,        Dec. 31,
                                                            1998             1998             1998            1998
1998:                                                  ---------------- ---------------  --------------- ----------------
Total revenues.......................................        $ 385,000       $ 374,000        $ 393,000        $ 372,000
Income (loss) from continuing operations.............          (51,000)         27,000           83,000           47,000
Income (loss) from discontinued operations,
    net of tax.......................................          (40,000)         54,000         (342,000)      (3,749,000)
                                                       ---------------- ---------------  --------------- ----------------
       Net income (loss).............................        $ (91,000)       $ 81,000       $ (259,000)    $ (3,702,000)
                                                       ================ ===============  =============== ================
Basic and diluted earning (loss) per share:
    From continuing operations.......................          $ (0.02)        $ (0.00)          $ 0.02           $ 0.01
    From discontinued operations.....................            (0.01)           0.02            (0.09)           (1.05)
                                                       ---------------- ---------------  --------------- ----------------
    Net earnings (loss) per share....................          $ (0.03)         $ 0.02          $ (0.07)         $ (1.04)
                                                       ================ ===============  =============== ================

Weighted average common shares outstanding...........        3,562,753       3,562,753        3,562,753        3,562,753
                                                       ================ ===============  =============== ================


     (1) The quarterly information for the three months ended September 30, 1999 has been restated to reflect the reduction of investment banking revenues by $74,150, income taxes by $25,211 and income from continuing operations by $48,939. There was no effect on per share amounts.

     (2) The quarterly information for the three months ended December 31, 1999 includes adjustments to record additional losses from discontinued operations of $2.2 million and a valuation allowance on deferred tax assets of $2.8 million.

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

                                                                                                   PAGE
         Report of Independent Accountants ........................................................ 24
         Consolidated Balance Sheet as of December 31, 1999 and 1998 .............................. 25
         Consolidated Statement of Operations for the three years in the period ended
           December 31, 1999 ...................................................................... 26
         Consolidated Statement of Shareholders' Equity for the three years in the period ended
           December 31, 1999 ...................................................................... 27
         Consolidated Statement of Cash Flows for the three years in the period ended
           December 31, 1999 ...................................................................... 28
         Notes to Consolidated Financial Statements ............................................... 29

     2.  FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto.

         Report of Independent Accountants .......................................................  S-1
         Schedule II - Valuation and qualifying accounts  ........................................  S-2

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

     3.  EXHIBITS

         The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits contained elsewhere herein.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the three-month period ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

     PINNACLE GLOBAL GROUP, INC.

     By: /s/ ROBERT E. GARRISON II
     President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 29th day of March 2000.


              SIGNATURE                                 TITLE
     /s/   TITUS H. HARRIS, JR.            Chairman of the Board
   ----------------------------------
              Titus H. Harris, Jr.

     /s/   ROBERT E. GARRISON II           President, Chief Executive Officer, and Director
   ----------------------------------      (Principal Executive Officer)
              Robert E. Garrison II

     /s/   DONALD R. CAMPBELL              Vice Chairman, Director
   ----------------------------------      (Principal Financial and Accounting Officer)
              Donald R. Campbell

     /s/   PETER W. BADGER                  Director
   ----------------------------------
              Peter W. Badger

     /s/   T. CRAIG BENSON                  Director
   ----------------------------------
              T. Craig Benson

     /s/   TONY COELHO                      Director
   ----------------------------------
              Tony Coelho

     /s/   JAMES H. GREER                   Director
   ----------------------------------
              James H. Greer

     /s/  STEPHEN M. RECKLING               Director
   ----------------------------------
              Stephen M. Reckling

     /s/  JOHN H. STYLES                    Director
   ----------------------------------
              John H. Styles

     /s/  W. BLAIR WALTRIP                  Director
   ----------------------------------
              W. Blair Waltrip

     /s/ RICHARD C. WEBB                   Director
   ----------------------------------
              Richard C. Webb

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Pinnacle Global Group, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 17, 2000 of Pinnacle Global Group, Inc. and Subsidiaries included on page 24 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                             PricewaterhouseCoopers LLP

Houston, Texas
March 17, 2000

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------------------------------------------------------------------------
              COL. A                          COL. B       COL. C (1)     COL. C (2)       COL. D                  COL. E
------------------------------------------------------------------------------------------------------------------------------
                                                                         CHARGED
                                            BALANCE AT                    TO OTHER                                  BALANCE
                                            BEGINNING                    ACCOUNTS-          DEDUCTIONS-            AT END OF
  DESCRIPTION                               OF PERIOD     ADDITIONS      DESCRIBE            DESCRIBE                PERIOD
------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999
Allowance for doubtful accounts and
   notes................................       $      -        $    -      $     -           $        -             $      -
                                          ============== ============= =============     ================        =============
DECEMBER 31, 1998
Allowance for doubtful accounts and
   notes................................       $ 430,510       $    -      $ (9,945) (A)     $ (420,565) (B)        $       -
                                          ============== ============= =============     ================        =============
DECEMBER 31, 1997
Allowance for doubtful accounts and
   notes................................       $ 849,427      $452,065     $     -           $ (870,982) (B)(C)     $430,510
                                          ============== ============= =============     ================        =============

(A) Amounts were reclassified to net assets of discontinued operations.
(B) Represents the charge off of receivables.
(C) Includes $178,425 attributable to discontinued operations.

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                      DESCRIPTION
     -------                     -----------
     3.1       Articles of Incorporation of the Company, as amended (Filed as
               Appendix F to the Proxy Statement/Prospectus of the Company dated
               December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
     3.2       Amended and Restated Bylaws of the Company (Filed as an exhibit to the
               Company's Form 10-K for the year ending December 31, 1998. (File No.
               333-65417) and incorporated herein by reference).
     10.1      Amended and Restated Agreement and Plan of Reorganization dated
               November 12, 1999 among the Company, Harris Webb & Garrison, Inc.
               ("HWG"), Sanders Morris Mundy Inc. ("SMM") and the SMM shareholders
               (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A
               of the Company dated December 6, 1999 and incorporated herein by reference).
     10.2      Amended and Restated Plan of Merger dated November 12, 1999, among the
               Company, HWG and SMM (Filed as Appendix B to the Definitive Proxy
               Statement on Schedule 14A of the Company dated December 6, 1999 and incorporated herein by reference).
     10.3      Amended and Restated Agreement and Plan of Reorganization dated
               October 2, 1998 among the Company, TEI, Inc. ("TEI"), HWG, Pinnacle
               Management & Trust Company ("PMT"), Spires Financial, L.P. ("Spires")
               and certain direct and indirect owners of HWG, PMT and Spires (Filed as Appendix A to the Proxy Statement/Prospectus of the Company dated
               December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
     10.4      Plan of Merger dated October 2, 1998, among TEI, TEI Combination
               Corporation and the Company (Filed as Appendix B to the Proxy
               Statement/Prospectus of the Company dated December 31, 1998 (Reg. No.
               333-65417) and incorporated herein by reference).
     10.5      Plan of Merger dated October 2, 1998, among HWG, HWG Combination
               Corporation and the Company (Filed as Appendix C to the Proxy
               Statement/Prospectus of the Company dated December 31, 1998 (Reg. No.
               333-65417) and incorporated herein by reference).
     10.6      Plan of Merger dated October 2, 1998, among PMT, PMT Combination
               Corporation and the Company (Filed as Appendix D to the Proxy
               Statement/Prospectus of the Company dated December 31, 1998 (Reg. No.
               333-65417) and incorporated herein by reference).
     10.7      1998 Incentive Plan of the Company (Filed as an exhibit to the Proxy
               Statement/Prospectus of the Company dated December 31, 1998 (Reg. No.
               333-65417) and incorporated herein by reference).
     10.8      Consulting Agreement, dated December 10, 1991, between TEI and T.G.
               Bogle (Filed as an exhibit to TEI's Form 10-K for the year ending
               December 31, 1991 (File No. 0-18899) and incorporated herein by reference).
     10.9      Asset Purchase Agreement between Tanknology Environmental, Inc. and
               Mankoff Equipment, Inc. dated September 23, 1993 (Filed as an exhibit to TEI's Form 8-K dated October 1, 1993 (File No. 0-18899) and incorporated herein by reference).
    10.10      Noncompete Agreement between Tanknology Environmental, Inc. and Curt
               J. Mankoff (Filed as an exhibit to TEI's Form 8-K dated October 1,
               1993 (File No. 0-18899) and incorporated herein by reference).
    10.11      Asset Purchase Agreement between Tanknology Environmental, Inc. and
               Jack Holder Enterprises, Inc. dated January 31, 1994 (Filed as an exhibit to TEI's Form 10-K for the year ending December 31, 1994 (File
               No. 0-18899) and incorporated herein by reference).
    10.12      Agreement to sell assets, dated December 22, 1995, between Mankoff,
               Inc. and Donald Kooperman (Filed as an exhibit to TEI's Form 10-K for the year ending December 31995 (File No. 0-18899) and incorporated herein by reference).
    10.13      Installment note between Mankoff, Inc. and Continental Environmental,
               Inc., dated December 20, 1995 (Filed as an exhibit to TEI's Form 10-K for the year ending December 31, 1995 (File No. 0-18899) and incorporated herein by reference).
    10.14      License Agreement between Tanknology Worldwide and Fulton Hogan
               Limited, dated April 1, 1995 (Filed as an exhibit to TEI's Form 10-K for the year ending December 31, 1995 (File No. 0-18899) and incorporated herein by reference).



    10.15      Stock Purchase Agreement between Tanknology Environmental, Inc. and
               NDE Environmental Corporation dated October 7, 1996 (Filed as an exhibit to TEI's Form 8-K dated October 25, 1996 (File No. 0-18899)
               and incorporated herein by reference).
    10.16      Asset Purchase Agreement between Tanknology/Engineered Systems, Inc.,
               TEI, Inc. and Sorrento Electronics, Inc. dated December 23, 1997
               (filed as an exhibit to TEI's Form 10-K for the year ending
               December 23, 1997 (File No. 0-18899) and incorporated herein by reference).
    10.17      Sublease Agreement dated January 19, 1994 between Texas Commerce Bank
               National Association and Harris Webb & Garrison, Inc., as amended by that certain First Amendment to Sublease Agreement dated February 23,
               1994, the Second Amendment to Sublease Agreement dated April 26, 1994, and the Third Amendment to Sublease Agreement dated January 19, 1995
               (Filed as an exhibit to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
    10.18      Office Lease Agreement dated February 1, 1998 between 5599 San
               Felipe, Ltd. and Harris Webb & Garrison, Inc. (Filed as an exhibit to the Proxy Statement/Prospectus of the Company dated December 31, 1998
               (Reg. No. 333-65417) and incorporated herein by reference).
    10.19      Office Lease Agreement dated January 19, 1999 between 5599 San
               Felipe, Ltd. and the Company (Filed as an exhibit to the Company's
               Fork 10-K for the year ending December 31, 1998 (File No. 333-65417)
               and incorporated herein by reference).
   *10.20      Letter Agreement dated April 7, 1999 between the Pershing Division of Donaldson, Lufkin Jenrette Securities Corporation and Harris Webb &
               Garrison, Inc.
    10.21      Autotrust Agreement dated January 9, 1998 between SunGard Trust
               Systems Inc. and Pinnacle Management & Trust Company (Filed as an
               exhibit to the Proxy Statement/Prospectus of the Company dated
               December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
   *10.22      Letter of Agreement dated August 31, 1999 between Montgomery
               Correspondent Services, a division of Banc of America Securities LLC and Spires Financial, L.P.
   *10.23      Office Lease Agreement dated August 4, 1998 between Barnhart
               Interests, Inc. and Spires Financial, L.P.
    *21.1      List of Subsidiaries of the Registrant.
    *23.1      Consent of PricewaterhouseCoopers LLP.
    *27.1      Financial Data Schedule.

-------------------------
     * Filed herewith.

     (b) Reports on Form 8-K
         There were no reports on Form 8-K filed during the three-month period ended December 31,1999.