Form 10-Q
period 2000-03-31
PINNACLE GLOBAL GROUP INC
filed 2000-05-15
CIK 1071341

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file No. 333-65417

                             ----------------------

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

                                 (713) 993-4610
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO
                                             ----     ----

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 10, 2000, was 14,111,301.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        Item 1.    Financial Statements..............................................................    2

                   Condensed Consolidated Balance Sheet as of March 31, 2000 and
                     December 31, 1999 (unaudited)...................................................    2

                   Condensed Consolidated Statement of Operations for the Three Months Ended
                     March 31, 2000 and 1999 (unaudited) ............................................    3

                   Condensed Consolidated Statement of Shareholders' Equity for the Three
                     Months Ended March 31, 2000 (unaudited).........................................    4

                   Condensed Consolidated Statement of Cash Flows for the Three Months Ended
                     March 31, 2000 and 1999 (unaudited).............................................    5

                   Notes to Condensed Consolidated Financial Statements (unaudited)..................    6

        Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                     Operations......................................................................   13

        Item 3.    Quantitative and Qualitative Disclosures About Market Risks.......................   15

PART II.  OTHER INFORMATION

        Item 1.    Legal Proceedings.................................................................   17

        Item 4.    Submission of Matters to a Vote of Security Holders ..............................   17

        Item 6.    Exhibits and Reports on Form 8-K..................................................   19

PART III. SIGNATURES.................................................................................   20

PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
               AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     2000               1999
                                                                               -----------------   ----------------
                                    ASSETS
Cash and cash equivalents                                                             $  26,157          $  10,495
Receivables from brokers-dealers and clearing organizations                              87,403            162,422
Deposits with clearing brokers                                                            8,517              8,463
Securities owned                                                                         61,289             85,002
Securities available for sale                                                             4,294              4,050
Intangible assets                                                                        44,259             21,414
Furniture and equipment                                                                   2,241              1,090
Other assets                                                                              5,586              3,082
Net assets of discontinued operations                                                     2,461              2,448
                                                                               -----------------   ----------------
              Total assets                                                            $ 242,207          $ 298,466
                                                                               =================   ================


         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued liabilities                                         $  10,856          $   2,692
     Payable to clearing brokers-dealers                                                 49,455            117,922
     Securities sold, not yet purchased                                                  87,015            120,275
                                                                               -----------------   ----------------
              Total liabilities                                                         147,326            240,889
                                                                               -----------------   ----------------

Commitments and contingencies

Minority interests                                                                          456                  -

Shareholders' equity:
     Preferred stock, $0.10 par value; 10,000,000 shares authorized;
              no shares issued and outstanding                                                -                  -
     Common stock, $0.01 par value; 100,000,000 shares authorized;
              14,250,512 and 7,125,292 shares issued at March 31,
              2000 and December 31, 1999, respectively                                      142                 71
     Additional paid-in capital                                                          95,125             58,929
     Receivables for shares issued                                                       (1,312)            (1,312)
     Retained earnings (deficit)                                                            988                (88)
     Accumulated other comprehensive income (loss)                                           35                (23)
     Treasury stock at cost, 139,211 shares at March 31, 2000                              (553)                 -
                                                                               -----------------   ----------------
              Total shareholders' equity                                                 94,425             57,577
                                                                               -----------------   ----------------
              Total liabilities and shareholders' equity                              $ 242,207          $ 298,466
                                                                               =================   ================

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                2000            1999
                                                                            --------------  -------------
Revenues:
      Commissions                                                             $     4,151     $    2,542
      Principal transactions                                                        1,382            688
      Investment banking                                                            3,062            595
      Fiduciary, custodial and advisory fees                                          556            315
      Interest and dividends                                                        1,857            444
      Other income                                                                    930             24
                                                                            --------------  -------------
               Total revenues                                                      11,938          4,608
                                                                            --------------  -------------


Expenses:
      Employee compensation and benefits                                            5,823          2,170
      Floor brokerage, exchange and clearance fees                                    619             84
      Communications and data processing                                              662            231
      Interest                                                                        935             44
      Occupancy                                                                       561            164
      Amortization of intangible assets                                               377            148
      Other general and administrative                                              1,145            764
                                                                            --------------  -------------
               Total expenses                                                      10,122          3,605
                                                                            --------------  -------------

Income from continuing operations before income taxes
      and minority interests                                                        1,816          1,003
      Provision for income taxes                                                      853            437
      Minority interests in loss of consolidated companies                           (113)             -
                                                                            --------------  -------------

Income from continuing operations                                                   1,076            566

      Income from discontinued operations, net of tax                                   -              -
                                                                            --------------  -------------

Net income                                                                    $     1,076     $      566
                                                                            ==============  =============

Basic and diluted income per share:
      From continuing operations                                              $      0.09     $     0.10
      From discontinued operations                                                      -              -
                                                                            --------------  -------------
Net income per share                                                          $      0.09     $     0.10
                                                                            ==============  =============
Weighted average shares outstanding                                            11,787,916      5,937,753
                                                                            ==============  =============



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          COMMON STOCK       TREASURY STOCK    ADDITIONAL   RECEIVABLES
                                                       ------------------- -------------------   PAID-IN     FOR SHARES
                                                        SHARES   AMOUNT    SHARES    AMOUNT      CAPITAL       ISSUED
                                                       --------- --------- -------- ---------- ------------ -------------
Balance, December 31, 1999                                7,125     $  71        -     $    -     $ 58,929      $ (1,312)

Issuance of common stock in acquisitions                  7,125        71        -          -       36,196             -

Acquisition of treasury stock                                 -         -     (139)      (553)           -             -

Comprehensive income:
  Net income                                                  -         -        -          -            -             -
  Net change in unrealized appreciation
      (depreciation) of securities available for sale         -         -        -          -            -             -
      Total comprehensive income                              -         -        -          -            -             -
                                                       --------- --------- -------- ---------- ------------ -------------
Balance, March 31, 2000                                  14,250     $ 142     (139)    $ (553)    $ 95,125      $ (1,312)
                                                       ========= ========= ======== ========== ============ =============

                                                                             ACCUMULATED
                                                                                 OTHER
                                                             RETAINED        COMPREHENSIVE
                                                         EARNINGS(DEFICIT)   INCOME (LOSS)      TOTAL
                                                         ------------------ ---------------- -----------
Balance, December 31, 1999                                          $  (88)           $ (23)    $57,577

Issuance of common stock in acquisitions                                 -                -      36,267

Acquisition of treasury stock                                            -                -        (553)

Comprehensive income:
     Net income                                                      1,076                -       1,076
     Net change in unrealized appreciation
         (depreciation) of securities available for sale                 -               58          58
                                                                                             -----------
         Total comprehensive income                                      -                -       1,134
                                                         ------------------ ---------------- -----------
Balance, March 31, 2000                                             $  988            $  35     $94,425
                                                         ================== ================ ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            2000             1999
                                                                                        --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                            $  1,076        $    566
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
            Gain on sale of securities available for sale                                      (227)              -
            Depreciation                                                                        138              70
            Amortization of intangible assets                                                   377             148
            Minority interests in consolidated companies                                       (113)              -
            Changes in operating assets and liabilities,
                 including discontinued operations:
                     Receivables from brokers-dealers and clearing
                         organizations                                                       75,166         (19,123)
                     Securities owned                                                        31,314         (41,147)
                     Deposits with clearing brokers                                             197            (253)
                     Securities sold, not yet purchased                                     (33,322)         17,874
                     Other assets                                                               804            (737)
                     Payable to clearing brokers-dealers                                    (68,618)         41,368
                     Accounts payable and accrued liabilities                                (1,312)           (284)
                     Operating losses and payments charged to reserve
                         for discontinued operations                                           (382)            (78)
                                                                                        --------------  --------------
                     Net cash provided by (used in) operating activities                      5,098          (1,596)
                                                                                        ==============  ==============


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                      (236)           (424)
     Acquisition costs                                                                         (650)         (1,288)
     Proceeds from sale of assets                                                               133               -
     Purchase of securities available for sale                                               (1,593)         (6,346)
     Proceeds from maturities of securities available for sale                                1,662           5,538
                                                                                        --------------  --------------
                     Net cash used in investing activities                                     (684)         (2,520)
                                                                                        --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                                (553)              -
                                                                                        --------------  --------------
CASH OF BUSINESSES ACQUIRED                                                                  11,801           4,343
                                                                                        --------------  --------------
                     Net increase in cash and cash equivalents                               15,662             227

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             10,495          13,293
                                                                                        --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 26,157        $ 13,520
                                                                                        ==============  ==============
Non cash investing and financing activities:
     Common stock issued for acquisitions                                                  $ 36,267        $  3,563
     Retirement of treasury stock                                                                 -           4,188
     Notes received for shares issued                                                             -           1,312



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

     NATURE OF OPERATIONS

     Through its continuing operating subsidiaries the Company provides a broad range of financial services, including institutional and retail brokerage, investment banking, merchant banking, secondary market loan and loan servicing placement, trust related services and investment management. The Company serves a diverse group of institutional, corporate and individual clients.

     In January 1999, the shareholders of TEI, Inc. ("TEI") exchanged all common shares of TEI for 3,562,753 common shares of the Company. The Company simultaneously completed the acquisition of three financial services firms:
Harris Webb & Garrison, Inc. ("HWG"), Pinnacle Management & Trust Company ("PMT") and Spires Financial, L.P. ("Spires"), by exchanging 3,562,500 of its common shares for all of the ownership interests of the three financial services firms. TEI is now a wholly-owned subsidiary of the Company.

     In January 2000, the Company merged HWG with Sanders Morris Mundy Inc. ("SMM") by exchanging 7,125,220 shares of its common stock for all of the ownership interests of SMM. SMM is a twelve year old investment banking and brokerage firm based in Houston, Texas, with branch offices in New York City, Denver and Chicago. As a result of these acquisitions, results are not comparable to the prior period.

     CONSOLIDATION

     The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of financial position at March 31, 2000, and results of operations and cash flows for the three months ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     Total comprehensive income for the three months ended March 31, 1999 was $448, consisting of net income of $566 and net change in unrealized depreciation of securities available for sale of $118.

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

2.   ACQUISITIONS

     On January 29, 1999, the Company acquired HWG, PMT, and Spires. The former owners of HWG, PMT, and Spires received consideration consisting of 3,562,500 shares of the Company's common stock, which represented 49.98% of the outstanding common stock. The acquisitions were accounted for as purchases and, accordingly, the financial information of HWG, PMT, and Spires is included in the Company's consolidated financial statements from the date of acquisition. The purchase price of approximately $31,000 exceeded the fair value of identifiable net assets acquired by approximately $22,000 which has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.  ACQUISTIONS--(CONTINUED)

    On January 31, 2000, HWG merged with SMM. SMM survived the merger, became a wholly owned subsidiary of the Company and was renamed Sanders Morris Harris Inc. ("SMH"). The former owners of SMM received consideration consisting of 7,125,220 shares of the Company's common stock, which represents approximately 50% of the Company's outstanding common stock. The merger was accounted for as a purchase and, accordingly, the financial information of SMM has been included in the Company's consolidated financial statements from February 1, 2000. The purchase price of approximately $37,000 million exceeded the fair value of identifiable net assets acquired by approximately $23,000, which has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimated fair value. The actual allocation may be different from the preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired; however, such differences are not expected to be material.

     The following summarized unaudited pro forma financial information assumes the above transactions occurred on January 1, 1999:


                                                 THREE MONTHS ENDED MARCH 31,
                                                   2000                1999
                                              ---------------     ---------------
Revenues                                            $ 17,282            $ 15,703
Income from continuing operations                      1,947               2,305
Basic and diluted earnings per share
      from continuing operations                        0.14                0.16


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

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.  SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     Securities owned and securities sold, not yet purchased were as follows:

                                                                         SOLD, NOT YET
                                                            OWNED          PURCHASED
                                                        --------------  -----------------
MARCH 31, 2000:
      Marketable:
          Obligations of U.S. government                    $  51,491          $  86,822
          Corporate stocks                                      1,349                193
          Corporate bonds and commercial paper                  1,985                  -
                                                        --------------  -----------------
                                                               54,825             87,015
      Not readily marketable:
          Partnerships, equities, options and warrants          6,464                  -
                                                        --------------  -----------------
                                                            $  61,289          $  87,015
                                                        ==============  =================

DECEMBER 31, 1999:
      Marketable:
          Obligations of U.S. government                    $  80,964          $ 120,174
          Corporate stocks                                         94                101
          Corporate bonds and commercial paper                  2,484                  -
                                                        --------------  -----------------
                                                               83,542            120,275
      Not readily marketable:
          Corporate stocks and warrants                         1,460                  -
                                                        --------------  -----------------
                                                            $  85,002          $ 120,275
                                                        ==============  =================

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

     Securities not readily marketable also include investments in limited partnerships, equities, options and warrants. The investments in limited partnerships, which are accounted for using the equity method, consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund (Cayman), L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., and Corporate Opportunities Fund (Institutional), L.P.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  INCOME TAXES

     The differences between the effective tax rate reflected in the income tax provision for continuing operations and the statutory federal rate was as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                                    2000             1999
                                                --------------   ---------------
Tax computed using the statutory rate                 $ 617             $ 341
Nondeductible amortization of goodwill                  128                56
State income taxes and other                            108                40
                                                  ----------       -----------
      Total                                           $ 853             $ 437
                                                  ==========       ===========

5.   DISCONTINUED OPERATIONS

     The Board of Directors adopted a plan to discontinue the operations of Energy Recovery Resources, Inc. ("ERRI") effective December 31, 1998. Accordingly, the operating results of ERRI have been segregated from continuing operations and reported as a discontinued operation in the statement of operations. The Company currently estimates that ERRI can be sold without the Company incurring additional losses. However, the Company may not be able to dispose of ERRI and recover its investment. Additionally, ERRI may incur additional operating losses. It is reasonably possible that the Company would need to record additional loss provisions on the disposition of ERRI in future periods. The Company believes the sale of ERRI will be consummated in 2000.

     Engineered Systems, Inc.'s ("ESI") operations were discontinued as of December 31, 1995 and assets of ESI were disposed of on December 23, 1997. The purchaser has agreed to complete customer contracts in process at the time of the sale. However, the Company remains liable for costs incurred by the purchaser in excess of amounts recoverable from customers. The Company currently estimates that it will not incur any additional losses with respect to contracts to be completed by the purchaser; however, the Company has experienced significant changes in these estimates in the past and it is reasonably possible that such changes could occur in future periods.


6.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to underwriting commitments that were open at March 31, 2000, were subsequently settled, and had no material effect on the consolidated financial statements as of that date.

     The Company and its subsidiaries have obligations under operating leases that expire by 2004 with initial noncancelable terms in excess of one year. Aggregate annual rentals for office space and computer and office equipment are as follows:


             2000 ........................................ $ 2,326
             2001.........................................   2,286
             2002 ........................................   1,715
             2003 ........................................     958
             2004 ........................................     218
                                                             -----
                                                           $ 7,503
                                                             =====

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6.  COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50. In 1999, the Company received an arbitration proceeding from a brokerage customer alleging wrongdoing in execution of a trade. The plaintiffs are seeking damages of $532. A hearing date has not been scheduled. The Company is contesting the case vigorously, but because of the inherent unpredictability of litigation, particularly arbitration, management is unable to determine the likelihood of an unfavorable outcome.

     In November 1999, SMH received a letter from the chairman of the audit committee of Waste Management, Inc. asking for information concerning investments by SMH, its clients, and the Environmental Opportunities Funds in a number of private and public companies that either purchased assets from Waste Management or were acquired by Waste Management while John E. Drury was both employed by Waste Management and associated with SMH. Mr. Drury was a former executive officer and director of Waste Management, and a shareholder and director of SMH. Mr. Drury died in April 2000 and his share ownership in Waste Management and, as a result of the Sanders merger, his 2.2% share ownership of the Company, have passed to his estate pending probate of his will. SMH has provided information in response to the Waste Management request.

     Waste Management has not made any formal claim against SMH. However, Waste Management's investigation is continuing. Management believes there is no factual basis or legal basis for any Waste Management claim against SMH. While management believes that neither the existence nor the ultimate resolution of the Waste Management investigation will have a material adverse effect on the financial condition of the Company, we cannot predict the outcome of the investigation and if a claim is made cannot determine the significance of the related costs and management attention required to defend it.

     As discussed in Note 5 to the condensed consolidated financial statements, the Company has contingent liabilities and potential loss exposures related to discontinued operations.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. EARNINGS  PER COMMON SHARE

     Basic and diluted per-share computations for the periods indicated were as follows:

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                 2000           1999
                                                                           ---------------  --------------
Computation of basic and diluted earnings per common
    share for the three months ended March 31:
      Net income applicable to common stock                                   $     1,076      $      566
                                                                           ===============  ==============
      Weighted average number of common shares outstanding                     11,787,916       5,937,753
      Common shares issuable under stock option plan                                    -               -
      Less shares assumed repurchased with proceeds                                     -               -
                                                                           ---------------  --------------
          Weighted average common shares outstanding                           11,787,916       5,937,753
                                                                           ===============  ==============
          Basic and diluted earnings per common share                         $      0.09      $     0.10
                                                                           ===============  ==============



      Stock options outstanding of 1,070,050 and 170,625 have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.


8.    BUSINESS SEGMENT INFORMATION

     The Company's continuing businesses operate in three reportable business segments. SMH is an investment banking and brokerage services firm whose activities primarily include securities underwriting, and retail and brokerage services. Spires is a regional brokerage services firm whose activities primarily include institutional brokerage services and trading of fixed income and equity securities. PMT is a state chartered trust company providing a variety of trust services including investment management, estate settlement, and retirement planning. The following summarizes certain financial information of each reportable segment for the three months ended March 31, 2000 and 1999:


                                         THREE MONTHS ENDED                  THREE MONTHS ENDED
                                          March 31, 2000                       March 31, 1999
                                ---------------------------------  ------------------------------------

                                   SMH       SPIRES       PMT         HWG        SPIRES        PMT
                                ---------- ----------- ----------  ----------- ------------ -----------
Revenues                          $ 7,799    $  2,523     $  818      $ 1,030      $ 2,674      $  360
Income before income taxes          1,599          34        328           74          879         144
Total assets                       28,439     153,559      5,484        4,432       80,472       4,178

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8.  BUSINESS SEGMENT INFORMATION--(CONTINUED)

     The following table reconciles income before income taxes of the reportable segments to the consolidated income from continuing operations before income taxes reported in the consolidated statement of operations for the three months ended March 31, 2000 and 1999:


                                                               THREE MONTHS ENDED MARCH 31,
                                                                   2000          1999
                                                               ------------   ------------
Income before income taxes of reportable segments:
      SMH/HWG                                                      $ 1,599             74
      PMT                                                              328            144
      Spires                                                            34            879
                                                               ------------   ------------
                                                                     1,961          1,097

Amortization of intangible assets                                     (377)          (148)
Corporate revenues and expenses, net                                   232             54
                                                               ------------   ------------
Income from continuing operations before income taxes              $ 1,816        $ 1,003
                                                               ============   ============

9.   STOCK OPTIONS

     On February 1, 2000, the Board granted 488,000 options to employees of SMH who were employees of SMM prior to the merger with HWG. The options vest over the next three years, with full vesting on February 1, 2003 and have an exercise price equal to the closing price of the Company's common stock on the date of the grant.

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

     On January 29, 1999, we completed the combination of Harris Webb & Garrison, Inc. ("HWG"), Pinnacle Management & Trust Company ("PMT") and Spires Financial, L.P. ("Spires"). In the combination, just over 50% of our then outstanding common shares were issued to TEI's former shareholders and slightly less than 50%, or 3,562,500 of our common shares, were issued to the former owners of the financial services firms. The combination was accounted for as separate purchases of each of the three financial services firms. The following discussion of the results of operations includes the operations of HWG, PMT and Spires from the date of combination, January 29, 1999.

     On January 31, 2000, we completed the merger of HWG with Sanders Morris Mundy Inc. ("SMM"). SMM survived the merger, was renamed Sanders Morris Harris Inc. ("SMH") and became our wholly owned subsidiary. In the merger, we issued 7,125,220 of our common shares to the former shareholders of SMM. The following discussion of the results of operations during the period ended March 31, 2000 includes the operations of SMH from the date of the merger, January 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     The financial results of the Company for the three months ended March 31, 2000 include the results of operations of SMM from the date of acquisition, January 31, 2000 to March 31, 2000. During the comparable period in 1999, the Company's financial statements reflected operating results from TEI, Inc. and the results from HWG, PMT and Spires from January 29, 1999 to March 31, 1999. Therefore, the results of operations for the period ended March 31, 2000 are not comparable to the results for the same period in 1999.

     Total revenues rose to $11.9 million in 2000 from $4.6 million in 1999 as a result of an increase in the number of sales and marketing professionals at SMH as a result of the merger. Total expenses for the period increased to $10.1 million from $3.6 million in the previous year primarily due to compensation and benefits paid to employees who joined the Company as a result of the SMM merger. Net income for the period ended March 31, 2000 increased to $1.1 million in 2000 from $566,000 in 1999. Basic and diluted income per share was $0.09 for the three months ended March 31, 2000 compared to $0.10 for the same period in 1999.

     Commissions revenue increased to $4.2 million in 2000 from $2.5 million in 1999 due primarily to additional retail and institutional brokerage operations at SMH. Principal transactions revenue increased to $1.4 million in 2000 compared to $688,000 in the same period last year primarily due to an increase in the value of not readily marketable investments. Investment banking revenue from advisory services and private security offerings rose to $3.1 million in 2000 from $595,000 in 1999 primarily due to increased transaction fees earned at SMH. Fiduciary, custodial and advisory fees revenue increased to $556,000 in 2000 compared to $315,000 in 1999 resulting mainly from an increase in the number of fee based accounts and an increase in the market value of assets under management at PMT. Interest and dividends revenue was derived primarily from interest earned on investments at SMH and from interest income earned on fixed income securities held in inventory at Spires. Interest and dividend income rose to $1.9 million in 2000 from $444,000 in the same period last year primarily due to an increase in Spires' inventory of fixed income securities purchased with a $13 million capital investment provided by the Company during 1999. Other income increased by $906,000 as a result of management and advisory fees from SMH's investments and partnerships.

     In the three months ended March 31, 2000, employee compensation and benefits, which includes commissions paid to retail and institutional brokers and investment bankers at SMH and Spires, increased to $5.8 million from $2.2 million in the same period last year primarily due to the increased number of employees following the merger with SMM. Interest expense increased to $935,000 in 2000 from $44,000 in 1999 principally due to financing costs associated with higher levels of fixed-income securities inventories at Spires. Communication and data processing costs, primarily related to costs at SMH and upgrades in technology and services, including quotes and market data services, increased to $662,000 in 2000 from $231,000 in the same period last year. Occupancy costs increased to $561,000 in 2000 from $164,000 in 1999 primarily from the additional rent expense for office leases at SMH.

     The effective tax rate from continuing operations was 44% for the three months ended March 31, 2000 and 1999 primarily resulting from nondeductible goodwill amortization.

DISCONTINUED OPERATIONS

     Although we previously recorded our best estimate of ultimate losses, discontinued operations may incur additional operating losses, and we may need to record additional loss provisions on the disposition of discontinued operations in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     A substantial portion of our assets is highly liquid and short-term in nature, consisting of cash and assets readily convertible into cash. Securities borrowed and securities loaned, along with receivables from customers and payables to customers, fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions. Receivables and payables fluctuate primarily due to the change in adjustment to securities owned on a trade date basis.

     We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we held before the January 1999 combination. Cash, cash equivalents and liquid assets, consisting of receivables from brokers-dealers and clearing organizations, deposits with clearing brokers, securities owned, and securities available for sale represented about 77% of our total assets at March 31, 2000. At March 31, 2000, we had approximately $30.5 million in cash and cash equivalents and securities available for sale.

     Decreases in securities owned and securities sold, not yet purchased is primarily attributable to Spires' fixed-income securities inventory positions and related hedging activities. Decreases in receivables from and payable to clearing brokers and dealers were related primarily to Spires' policy of financing long and short inventory positions for leverage.

     At March 31, 2000, SMH and Spires, our registered broker-dealer subsidiaries, were in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rule and had capital in excess of the required minimum. PMT was in compliance with the Texas Department of Banking net capital requirements and had capital in excess of the required minimum.

     We are involved in litigation and routine claims from time to time. Certain of our litigation and claims are covered by insurance with a maximum deductible of $50,000. Until recently, we were contingently liable for up to $600,000 for liabilities relating to services performed by Tanknology Corporation International, Tanknology Canada, Inc. (1988) and USTMAN Industries, Inc. prior to October 25, 1996. We fully reserved for that contingency, and in February 2000, we paid the purchaser $600,000 in exchange for a complete release of our remaining obligations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

MARKET RISKS

     The following discussion relates to our market risk sensitive instruments as of March 31, 2000, and thus, includes such instruments held by PMT, SMH and Spires.

PMT

     At March 31, 2000, PMT had equity securities under management with a fair market value of $525 million. PMT's fee income for the period ended March 31, 2000 would have been reduced by approximately $28,000 assuming a hypothetical 10% decrease in the market value of its equity securities under management. PMT's fee income could also be reduced from changes in interest rates to the extent that such changes reduce the carrying value of securities under management.

SMH

     SMH's trading equity securities are marked to market on a daily basis. At March 31, 2000, SMH's trading equity securities were recorded at a fair market value of $1.3 million. These trading equity securities are subject to equity price risk. This risk would amount to $130,000 based on a potential loss in fair market value from a hypothetical 10% decrease in the market value of such equity securities. The actual equity price risk related to the trading equity securities may differ substantially.

SPIRES

     The following table shows the quoted market values of Spires' securities inventory owned ("long"), its inventory hedge in the form of securities sold, not yet purchased ("short"), net positions, and overall gains and losses as of March 31, 2000 (in thousands):


                SECURITY TYPE                        LONG           SHORT            NET        GAIN (LOSS)
-----------------------------------------------  -------------- --------------- -------------- ---------------
Mortgage-backed securities                            $      -       $ (86,822)     $ (86,822)         $ (340)
Collateralized mortgage obligations (CMO)               50,495               -         50,495             355
                                                 -------------- --------------- -------------- ---------------
     Total                                            $ 50,495       $ (86,822)     $ (36,327)         $   15
                                                 ============== =============== ============== ===============

     Spires has also prepared a sensitivity analysis to estimate its exposure to interest rate risk from its inventory position. The net potential change in fair value of the inventory long positions at March 31, 2000, assuming all other factors remained constant except for a hypothetical 50 basis point change in interest rates, would be $181,000 after offsetting corresponding effect of the interest rate change on the inventory short positions. The actual interest rate risk related to Spires' inventory position may differ substantially.

     The ratio of 1.72 mortgage-backed securities/CMOs is used to fully hedge long inventory. Unless management approval is given, long inventory must be hedged.

     For a further discussion of our risk management policy and control structure, refer to the "Risk Management" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     In November 1999, SMM received a letter from the chairman of the audit committee of Waste Management, Inc. asking for information concerning investments by SMM, its clients, and the Environmental Opportunities Funds in a number of private and public companies that either purchased assets from Waste Management or were acquired by Waste Management while John E. Drury was both employed by Waste Management and associated with SMM. Mr. Drury was a former executive officer and director of Waste Management, and a shareholder and director of SMM. Mr. Drury died in April 2000 and his share ownership in Waste Management and, as a result of the Sanders merger, his 2.2% share ownership of the Company, have passed to his estate pending probate of his will. SMM has provided information in response to the Waste Management request.

     Waste Management has not made any formal claim against SMM. However, Waste Management's investigation is continuing. Based on our own investigation, we believe there is no factual basis or legal basis for any Waste Management claim against SMH. While we believe that neither the existence nor the ultimate resolution of the Waste Management investigation will have a material adverse effect on the financial condition of SMH, we cannot predict the outcome of the investigation and if a claim is made we cannot determine the significance of the related costs and management attention required to defend it.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 29, 1999, we held a special meeting of our shareholders for the following purpose:

     - To consider and vote on a proposal to approve the issuance of 7,125,220 shares of our common stock to the shareholders of SMM as part of a merger of the Sanders firm with HWG, our then investment banking subsidiary.

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

     The last minute developments causing the adjournment involved:

     - One of our directors withdrawing his support for the Sanders merger, and

     - An information request by the audit committee of Waste Management directed to SMM concerning investments by the Sanders firm, its clients, and the Environmental Opportunities Funds in a number of private and public companies that either purchased assets from Waste Management or were acquired by Waste Management while John E. Drury was both employed by Waste Management and associated with SMM. Mr. Drury died in April 2000 and his share ownership in Waste Management and, as a result of the Sanders merger, his 2.2% share ownership of the Company, have passed to his estate pending probate of his will. SMM provided information in response to the Waste Management request. For further discussion regarding the Waste Management matter, see "Item 1--Legal Proceedings."

     On January 28, 2000 the meeting was reconvened at 10:00 a.m. Central Standard Time. Holders, present in person or represented by proxy, of 5,319,010 of our common shares were present at the meeting, which shares represented 74.6% of our total issued and outstanding shares entitled to vote at the meeting. The proposal to issue 7,125,220 shares of our common stock to the shareholders of SMM as part of the merger of the Sanders firm with HWG was approved by shareholders with 4,605,149 shares, or 64.6% of our total issued and outstanding shares voting in favor of the proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
  3.1  Articles of Incorporation of the Company, as amended (Filed as Appendix F to the Proxy Statement/Prospectus of the Company dated December 31, 1998
       (Reg. No. 333-65417) and incorporated herein by reference).
  3.2  Amended and Restated Bylaws of the Company (Filed as an exhibit to the
       Company's Form 10-K for the year ending December 31, 1998. (File No.
       333-65417) and incorporated herein by reference).
 10.1  Amended and Restated Agreement and Plan of Reorganization dated
       November 12, 1999, among Pinnacle, Harris Webb & Garrison, Inc.
       ("HWG"), Sanders Morris Mundy Inc. ("SMM"), and the SMM shareholders
       (incorporated by reference to Appendix A to the Definitive Proxy
       Statement on Schedule 14A of the Company dated December 6, 1999).
 10.2  Amended and Restated Plan of Merger dated November 12, 1999, among
       Pinnacle, HWG and SMM (incorporated by reference to Appendix B to the
       Definitive Proxy Statement on Schedule 14A of the Company dated
       December 6, 1999).
*10.3  Office Lease Agreement and related Amendments dated September 25, 1996 between Texas Tower Limited and Sanders Morris Mundy Inc.
*27.1  Financial Data Schedule.

* Filed herewith.

       (b) Reports on Form 8-K.

          The Company filed the following Reports on Form 8-K during the period covered by this Quarterly Report:

          - Form 8-K dated January 12, 2000 reporting the resignation of Sean Dobson as an officer and director, and

          - Form 8-K dated February 7, 2000 reporting the shareholder approval and completion of the merger between Harris Webb & Garrison, Inc. and Sanders Morris Mundy Inc.

                                    PART III

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PINNACLE GLOBAL GROUP, INC.

                                    By   /s/  ROBERT E. GARRISON II
                                         --------------------------------
                                              ROBERT E. GARRISON II
                                         PRESIDENT & CHIEF EXECUTIVE OFFICER


                                   By    /s/  DONALD R. CAMPBELL
                                         --------------------------------
                                              DONALD R. CAMPBELL
                                                VICE CHAIRMAN AND
                                            PRINCIPAL FINANCIAL OFFICER



DATE:    MAY 15, 2000