Form 10-Q
period 2000-06-30
PINNACLE GLOBAL GROUP INC
filed 2000-08-14
CIK 1071341

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 2000

                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-30066

                              -------------------

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

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 11, 2000, was 14,605,197.

===============================================================================

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.       CONDENSED CONSOLIDATED FINANCIAL INFORMATION

       Item 1.    Financial Statements...............................................................    2

                  Condensed Consolidated Balance Sheet as of June 30, 2000 and
                    December 31, 1999 (unaudited)....................................................    2

                  Condensed Consolidated Statement of Operations for the Three and Six Months
                    Ended June 30, 2000 and 1999 (unaudited) ........................................    3

                  Condensed Consolidated Statement of Shareholders' Equity for the Six
                    Months Ended June 30, 2000 (unaudited)...........................................    4

                  Condensed Consolidated Statement of Cash Flows for the Six Months
                    Ended June 30, 2000 and 1999 (unaudited).........................................    5

                  Notes to Condensed Consolidated Financial Statements (unaudited)...................    6

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.......................................................................   13

       Item 3.    Quantitative and Qualitative Disclosures About Market Risks........................   16

PART II.      OTHER INFORMATION

       Item 1.    Legal Proceedings..................................................................   17

       Item 2.    Changes in Securities and Use of Proceeds..........................................   17

       Item 4.    Submission of Matters to a Vote of Security Holders ...............................   18

       Item 6.    Exhibits and Reports on Form 8-K...................................................   19

PART III.      SIGNATURES............................................................................   20


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET
           (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                           JUNE 30,      DECEMBER 31,
                                                                             2000            1999
                                                                                         Reclassified
                                                                         ------------    ------------
                                 ASSETS

Cash and cash equivalents                                                $     23,410    $     10,495
Receivables from brokers-dealers and clearing organizations                     3,971         162,423
Deposits with clearing brokers                                                  3,719           8,463
Securities owned                                                               10,371          85,002
Securities available for sale                                                   5,078           4,050
Intangible assets                                                              42,783          13,081
Furniture and equipment                                                         2,224             670
Other assets                                                                    4,839           2,104
Net assets of discontinued operations held for sale                             1,126          11,618
                                                                         ------------    ------------
                Total assets                                             $     97,521    $    297,906
                                                                         ============    ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
       Accounts payable and accrued liabilities                          $      6,773    $      2,132
       Payable to clearing brokers-dealers                                      2,051         117,922
       Securities sold, not yet purchased                                         113         120,275
                                                                         ------------    ------------
                Total liabilities                                               8,937         240,329
                                                                         ------------    ------------

Commitments and Contingencies

Minority interests                                                                379            --

Shareholders' equity:
       Preferred stock, $0.10 par value; 10,000,000 shares authorized;
           no shares issued and outstanding                                      --              --
       Common stock, $0.01 par value; 100,000,000 shares authorized;
           15,250,512 and 7,125,292 shares issued at June 30,
           2000 and December 31, 1999, respectively                               152              71
       Additional paid-in capital                                              98,875          58,929
       Receivables for shares issued                                           (1,312)         (1,312)
       Retained earnings (deficit)                                             (8,986)            (88)
       Accumulated other comprehensive income (loss)                               29             (23)
       Treasury stock at cost, 139,211 shares at June 30, 2000                   (553)           --
                                                                         ------------    ------------
                Total shareholders' equity                                     88,205          57,577
                                                                         ------------    ------------
                Total liabilities and shareholders' equity               $     97,521    $    297,906
                                                                         ============    ============

       The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                   ----------------------------    ----------------------------
                                                       2000            1999            2000            1999
                                                                   Reclassified                    Reclassified
                                                   ------------    ------------    ------------    ------------
Revenues:
       Commissions                                 $      3,664    $        926    $      6,780    $      1,552
       Principal transactions                               929            --             2,211            --
       Investment banking                                 3,655             480           6,717           1,074
       Fiduciary, custodial and advisory fees             1,400             443           2,476             758
       Interest and dividends                               564             213           1,033             587
       Other income                                         574              32             984              56
                                                   ------------    ------------    ------------    ------------
          Total revenues                                 10,786           2,094          20,201           4,027
                                                   ------------    ------------    ------------    ------------

Expenses:
    Employee compensation and benefits                    6,279           1,563          11,106           2,520
    Floor brokerage, exchange and clearance fees            604             131           1,144             215
    Communications and data processing                      626              89           1,091             152
    Occupancy                                               601             185           1,041             264
    Amortization of intangible assets                       368             137             659             228
    Other general and administrative                      1,235             556           2,218           1,083
                                                   ------------    ------------    ------------    ------------
          Total expenses                                  9,713           2,661          17,259           4,462
                                                   ------------    ------------    ------------    ------------

Income (loss) from continuing operations before
       income taxes and minority interests                1,073            (567)          2,942            (435)
    Provision (benefit) for income taxes                    576            (169)          1,431             (87)
    Minority interests in loss of consolidated
       companies                                             50            --               164            --
                                                   ------------    ------------    ------------    ------------

Income (loss) from continuing operations                    547            (398)          1,675            (348)

    Income (loss) from discontinued operations,
       net of tax                                       (10,521)            474         (10,573)            989
                                                   ------------    ------------    ------------    ------------

Net income (loss)                                  $     (9,974)   $         76    $     (8,898)   $        641
                                                   ============    ============    ============    ============

Basic and diluted income (loss) per share:
    From continuing operations                     $       0.04    $      (0.06)   $       0.13    $      (0.05)
    From discontinued operations                          (0.75)           0.07           (0.82)           0.15
                                                   ------------    ------------    ------------    ------------
Net income (loss) per share                        $      (0.71)   $       0.01    $      (0.69)   $       0.10
                                                   ============    ============    ============    ============

Weighted average shares outstanding                  13,967,221       7,125,253      12,877,569       6,531,503
                                                   ============    ============    ============    ============


       The accompanying notes are an integral part of the condensed consolidated financial statements.

                              PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                             (IN THOUSANDS)
                                              (unaudited)




                                                                COMMON STOCK              TREASURY STOCK         ADDITIONAL
                                                           -----------------------   ------------------------     PAID-IN
                                                             SHARES       AMOUNT       SHARES        AMOUNT       CAPITAL
                                                           ----------   ----------   ----------    ----------    ----------
BALANCE, DECEMBER 31, 1999                                      7,125   $       71          -      $      -      $   58,929

ISSUANCE OF COMMON STOCK IN ACQUISITIONS                        8,125           81          -             -          39,946

ACQUISITION OF TREASURY STOCK                                     -            -           (139)         (553)          -

COMPREHENSIVE INCOME (LOSS):
     NET INCOME (LOSS)                                            -            -            -             -             -
     NET CHANGE IN UNREALIZED APPRECIATION
         (DEPRECIATION) OF SECURITIES AVAILABLE FOR SALE          -            -            -             -             -
                                                           ----------   ----------   ----------    ----------    ----------
         TOTAL COMPREHENSIVE INCOME (LOSS)                        -            -            -             -             -
                                                           ----------   ----------   ----------    ----------    ----------
BALANCE, JUNE 30, 2000                                         15,250   $      152         (139)   $     (553)   $   98,875
                                                           ==========   ==========   ==========    ==========    ==========

                                                                                               ACCUMULATED
                                                           RECEIVABLES                            OTHER
                                                           FOR SHARES        RETAINED         COMPREHENSIVE
                                                             ISSUED      EARNINGS (DEFICIT)   INCOME (LOSS)      TOTAL
                                                           ----------    -----------------    -------------    ----------
BALANCE, DECEMBER 31, 1999                                 $   (1,312)   $             (88)   $         (23)   $   57,577

ISSUANCE OF COMMON STOCK IN ACQUISITIONS                          -                    -                -          40,027

ACQUISITION OF TREASURY STOCK                                     -                    -                -            (553)

COMPREHENSIVE INCOME (LOSS):
     NET INCOME (LOSS)                                            -                 (8,898)             -          (8,898)
     NET CHANGE IN UNREALIZED APPRECIATION
         (DEPRECIATION) OF SECURITIES AVAILABLE FOR SALE          -                    -                 52            52
                                                           ----------    -----------------    -------------    ----------
         TOTAL COMPREHENSIVE INCOME (LOSS)                        -                    -                -          (8,846)
                                                           ----------    -----------------    -------------    ----------
BALANCE, JUNE 30, 2000                                     $   (1,312)   $          (8,986)   $          29    $   88,205
                                                           ==========    =================    =============    ==========


       The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                              (IN THOUSANDS)
                                                (Unaudited)



                                                                                           2000            1999
                                                                                                       Reclassified
                                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                 $     (8,898)   $        641
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
            Gain on sale of securities available for sale                                      (510)            (14)
            Depreciation                                                                        277              46
            Amortization of intangible assets                                                   659             228
            Minority interests in consolidated companies                                       (164)              -
            Changes in operating assets and liabilities:
                 (Increase) decrease in receivables from brokers-dealers and clearing
                   organizations                                                            158,973         (29,677)
                 (Increase) decrease in securities owned                                     82,235         (35,389)
                 (Increase) decrease in deposits with clearing brokers                        5,167            (396)
                 Increase (decrease) in securities sold, not yet purchased                 (120,223)         26,310
                 Decrease in other assets                                                       999           2,459
                 (Increase) decrease in net assets of discontinued operations                10,492          (3,187)
                 Increase (decrease) in payable to clearing brokers-dealers                (116,057)         42,097
                 Increase (decrease) in accounts payable and accrued liabilities             (6,125)            191
                 Payments charged to reserve for discontinued operations                       (420)         (1,000)
                                                                                       ------------    ------------

                     Net cash provided by operating activities                                6,405           2,309
                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                      (203)           (334)
     Acquisitions                                                                            (5,731)           (287)
     Purchase of securities available for sale                                               (3,126)         (7,515)
     Proceeds from sales of securities available for sale                                     2,608           2,154
                                                                                       ------------    ------------

                     Net cash used in investing activities                                   (6,452)         (5,982)
                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                                (553)              -
                                                                                       ------------    ------------

CASH OF BUSINESSES ACQUIRED                                                                  13,515           4,359
                                                                                       ------------    ------------

                     Net increase in cash and cash equivalents                               12,915             686

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             10,495          13,293
                                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $     23,410    $     13,979
                                                                                       ============    ============

Non cash investing and financing activities:
     Common stock issued for acquisitions                                              $     40,027    $     29,640
     Retirement of treasury stock                                                      $          -    $      4,188
     Notes received for shares issued                                                  $          -    $      1,312


       The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION

     NATURE OF OPERATIONS

     Through its continuing operating subsidiaries, the Company provides a broad range of financial services, including institutional and retail brokerage, investment banking, merchant banking, trust related services and investment management. The Company serves a diverse group of institutional, corporate and individual clients.

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

     In January 2000, the Company merged HWG with Sanders Morris Mundy Inc. ("SMM") by exchanging 7,125,220 shares of its common stock for all of the ownership interests of SMM. SMM survived the merger, became a wholly-owned subsidiary of the Company and was renamed Sanders Morris Harris Inc. ("SMH".) SMM is a twelve year old investment banking and brokerage firm based in Houston, Texas, with branch offices in New York City, Denver and Chicago.

     In June 2000, the Company merged SMH with Blackford Securities Corporation, ("Blackford"), by exchanging 1,000,000 shares of its common stock and $5.5 million in cash for all of the ownership interests of Blackford. Blackford, based in Garden City, New York, specializes in providing prime brokerage services to investment partnerships and execution services to institutions. As a result of these acquisitions, current period results are not comparable to the prior period.

     In June 2000, we discontinued the operations of Spires.

     CONSOLIDATION

     The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of financial position at June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     These financial statements and notes should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999. The balance sheet as of December 31, 1999 has been reclassified from amounts previously reported in the Company's annual report on Form 10-K to reflect the discontinuance of Spires. The statement of operations for the three and six months ended June 30, 1999 and the statement of cash flows for the six months ended June 30, 1999 have also been reclassified to reflect the discontinuance of Spires.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 as amended established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective beginning January 1, 2001. The Company has not determined the impact of adoption of this statement.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101, as amended, is required to be implemented in the fourth quarter of 2000 and is not expected to be material.

2.   ACQUISITIONS

     On January 29, 1999, the Company acquired HWG, PMT, and Spires. The former owners of HWG, PMT, and Spires received consideration consisting of 3,562,500 shares of the Company's common stock, which represented 49.98% of the outstanding common stock. The acquisitions were accounted for as purchases and, accordingly, the financial information of HWG, PMT, and Spires is included in the Company's consolidated financial statements from the date of acquisition. The purchase price of approximately $31 million exceeded the fair value of identifiable net assets acquired by approximately $22 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

     On January 31, 2000, HWG merged with SMM. SMM survived the merger, became a wholly-owned subsidiary of the Company and was renamed Sanders Morris Harris Inc. The former owners of SMM received consideration consisting of 7,125,220 shares of the Company's common stock, which represented approximately 50% of the Company's outstanding common stock. The merger was accounted for as a purchase and, accordingly, the financial information of SMM has been included in the Company's consolidated financial statements from February 1, 2000. The purchase price of approximately $37 million exceeded the fair value of identifiable net assets acquired by approximately $23 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimates of fair value. The actual allocation may be different from preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired; however, such differences are not expected to be material.

     On June 30, 2000, SMH merged with Blackford. The former owners of Blackford received consideration consisting of 1,000,000 shares of the Company's common stock and $5.5 million in cash. The merger was accounted for as a purchase and, accordingly, the financial information of Blackford has been included in the Company's consolidated financial statements from June 30, 2000. The purchase price of approximately $9.3 million exceeded the fair value of identifiable net assets acquired by approximately $7.1 million, which has been recorded as goodwill. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimates of fair value. The actual allocation may be different from preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired; however, such differences are not expected to be material.

     The following summarized unaudited pro forma financial information assumes the above transactions occurred on January 1, 1999:

                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           2000           1999           2000           1999
                                       ------------   ------------   ------------   ------------
                                               (in thousands, except per share amounts)
Revenues                               $     13,091   $     17,169   $     30,855   $     31,612
Income from continuing operations               818            857          3,134          3,205
Basic and diluted earnings per share
   from continuing operations          $       0.05   $       0.06   $       0.21   $       0.21


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

3.   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     Securities owned and securities sold, not yet purchased were as follows:

                                                                        SOLD, NOT YET
                                                            OWNED         PURCHASED
                                                         ------------   -------------
                                                               (in thousands)
   June 30, 2000:
      Marketable:
          Obligations of U.S. government                 $         804   $        --
          Corporate stocks                                       1,385             113
          Corporate bonds and commercial paper                   1,488            --
                                                         -------------   -------------
                                                                 3,677             113
      Not readily marketable:
          Partnerships, equities, options and warrants           6,694            --
                                                         -------------   -------------
                                                         $      10,371   $         113
                                                         =============   =============

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

     Securities not readily marketable also include investments in limited partnerships, equities, options and warrants. The investments in limited partnerships, which are accounted for using the equity method, consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund (Cayman), L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., and Sanders Opportunity Fund (Institutional), L.P.

4.   INCOME TAXES

     The differences between the effective tax rate reflected in the income tax provision(benefit) for continuing operations and the statutory federal rate were as follows:

                                                   THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                      2000            1999              2000           1999
                                                  -------------   -------------    -------------  --------------
                                                         (in thousands)                   (in thousands)
Tax computed using the statutory rate             $         365   $        (193)   $       1,000  $         (148)
Nondeductible amortization of goodwill                      125              47              224              78
State income taxes and other                                 86             (23)             207             (17)
                                                  -------------   -------------    -------------  --------------
      Total                                       $         576   $        (169)   $       1,431  $          (87)
                                                  =============   =============    =============  ==============

5.   DISCONTINUED OPERATIONS

     Energy Recovery Resources, Inc.'s ("ERRI") operations were discontinued as of December 31, 1998 and the assets and liabilities of ERRI were disposed of on July 13, 2000. The Company remains liable for certain post-closing balance sheet adjustments related to minimum working capital, net asset value thresholds established in the sale agreement and certain environmental claims with a maximum exposure of $2.2 million. The Company recorded a provision for loss on disposition of ERRI of $600,000 during the second quarter of 2000. It is reasonably possible that the Company would need to record additional loss provisions on the disposition of ERRI in future periods.

     Engineered Systems, Inc.'s ("ESI") operations were discontinued as of December 31, 1995 and assets of ESI were disposed of on December 23, 1997. The purchaser has agreed to complete customer contracts in process at the time of the sale. However, the Company remains liable for costs incurred by the purchaser in excess of amounts recoverable from customers. Consequently, the Company recorded an additional loss of $100,000 during the second quarter of 2000. In March 2000, the Company paid the purchaser $420,000, and in July 2000 the Company paid the purchaser an additional $1.4 million to satisfy a portion of those liabilities. The Company currently estimates that it will not incur any additional losses with respect to contracts to be completed by the purchaser; however, the Company has experienced significant changes in these estimates in the past and it is reasonably possible that such changes could occur in future periods.

     Spires' operations were discontinued in June 2000 due to changes in the mortgage-backed securities market resulting from increases in interest rates and departures of certain key employees. Spires incurred net losses of $9.8 million for the three months ended June 30, 2000 including $8.2 million impairment of goodwill and $505,000 lease obligations. Certain assets and liabilities of Spires, consisting of proprietary software, databases, and property are held for sale as of June 30, 2000. Other operating net assets of Spires not held for sale are expected to be realized in 2000.

6.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to underwriting commitments that were open at June 30, 2000, were subsequently settled, and had no material effect on the consolidated financial statements as of that date.

     The Company and its subsidiaries have obligations under operating leases that expire by 2007 with initial noncancelable terms in excess of one year. Aggregate annual rentals for office space and computer and office equipment are as follows:

                                                       (in thousands)
         2000                                           $    2,146
         2001                                                1,801
         2002                                                1,737
         2003                                                1,067
         2004                                                  524
         Thereafter                                            748
                                                        ----------
                             Total                      $    8,023
                                                        ==========

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In 1999, the Company was served with notice of an arbitration proceeding from a brokerage customer alleging wrongdoing in execution of a trade. The plaintiffs are seeking damages of $532,000. A hearing date has not been scheduled. The Company is contesting the case vigorously, but because of the inherent unpredictability of litigation, particularly arbitration, management is unable to determine the likelihood of an unfavorable outcome.

     As discussed in Note 5 to the condensed consolidated financial statements, the Company has contingent liabilities and potential loss exposures related to discontinued operations. We may also be exposed to certain liabilities and claims associated with our discontinued liquid waste business. In connection with the sale of ERRI, we remain contingently liable for certain environmental claims with a maximum exposure of $2.2 million. A portion of such potential claims is covered by insurance with a maximum deductible of $50,000 per occurrence. We believe such potential claims will not have a material adverse effect on our financial condition or results of operations.

7.   EARNINGS PER COMMON SHARE

     Basic and diluted per-share computations for the periods indicated were as follows:



                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      2000                1999
                                                                   --------------     --------------
                                                                (in thousands, except per share amounts)
Computation of basic and diluted earnings per common
      share for the three months ended June 30:
          Net income (loss) applicable to common stock             $       (9,974)    $           76
                                                                   ==============     ==============
          Weighted average number of common shares outstanding             13,967              7,125
          Common shares issuable under stock option plan                      -                  -
          Less shares assumed repurchased with proceeds                       -                  -
                                                                   --------------     --------------
              Weighted average common shares outstanding                   13,967              7,125
                                                                   ==============     ==============
              Basic and diluted earnings (loss) per common share   $        (0.71)    $         0.01
                                                                   ==============     ==============




                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        2000               1999
                                                                   --------------     --------------
                                                               (in thousands, except per share amounts)
Computation of basic and diluted earnings per common
      share for the six months ended June 30:
          Net income (loss) applicable to common stock             $       (8,898)    $          641
                                                                   ==============     ==============
          Weighted average number of common shares outstanding             12,878              6,532
          Common shares issuable under stock option plan                      -                  -
          Less shares assumed repurchased with proceeds                       -                  -
                                                                   --------------     --------------
              Weighted average common shares outstanding                   12,878              6,532
                                                                   ==============     ==============
              Basic and diluted earnings (loss) per common share   $        (0.69)    $         0.10
                                                                   ==============     ==============


     Stock options outstanding of 935,255 and 170,625 have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

8.   BUSINESS SEGMENT INFORMATION

     The Company's continuing businesses operate in two reportable business segments. SMH is an investment banking and brokerage services firm whose activities primarily include securities underwriting, and retail and brokerage services. SMH is the successor segment to HWG. PMT is a state chartered trust company providing a variety of trust services including investment management, estate settlement, and retirement planning. The Spires segment was discontinued during the second quarter of 2000. The following summarizes certain financial information of SMH and PMT for the three and six months ended June 30, 2000 and 1999:


                                    THREE MONTHS ENDED       THREE MONTHS ENDED
                                       JUNE 30, 2000            JUNE 30, 1999
                                  ----------------------   ----------------------
                                     SMH         PMT          SMH         PMT
                                  ----------  ----------   ----------  ----------
                                      (in thousands)           (in thousands)
Revenues                            $ 9,862     $  867       $ 1,460     $  500
Income before income taxes            1,598        356            68        166
Total assets                         23,102      5,945         4,019      4,102




                                     SIX MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30, 2000            JUNE 30, 1999
                                  ----------------------   ----------------------
                                     SMH         PMT          SMH         PMT
                                  ----------  ----------   ----------  ----------
                                      (in thousands)           (in thousands)
Revenues                           $ 17,662    $ 1,685       $ 2,711     $  861
Income before income taxes            3,197        684           324        310
Total assets                         23,102      5,945         4,019      4,102



     The following table reconciles income before income taxes of the reportable segments to the consolidated income from continuing operations before income taxes reported in the consolidated statement of operations for the three and six months ended June 30, 2000 and 1999:


                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                           2000            1999           2000           1999
                                                        ----------      ----------     ----------     ----------
                                                               (in thousands)               (in thousands)
Income before income taxes of reportable segments:

      SMH                                               $    1,598      $       68     $    3,197     $      324
      PMT                                                      356             166            684            310
                                                        ----------      ----------     ----------     ----------
                                                             1,954             234          3,881            634

Amortization of intangible assets                             (368)           (137)          (659)          (228)
Corporate revenues and expenses, net                          (513)           (664)          (280)          (841)
Income (loss) from continuing operations before         ----------      ----------     ----------     ----------
      income taxes                                      $    1,073      $     (567)    $    2,942     $     (435)
                                                        ==========      ==========     ==========     ==========

9.   STOCK OPTIONS

     The Board granted 482,000 options to employees of SMH who were employees of SMM prior to the merger with HWG. The options vest over three years and have an exercise price equal to the closing price of the Company's common stock on the date of the grant.

10.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of the following:



                                               THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                  2000            1999           2000            1999
                                               ----------      ----------     ----------      ----------
                                                      (in thousands)              (in thousands)
Net income (loss)                              $   (9,974)     $       76     $   (8,898)     $      641
Net change in unrealized appreciation/
     (depreciation) on securities available
     for sale, net of tax                              (6)             31             52             (86)
                                               ----------      ----------     ----------      ----------
         Total comprehensive income (loss)     $   (9,980)     $      107     $   (8,846)     $      555
                                               ==========      ==========     ==========      ==========



11.  TREASURY STOCK

     On July 7, 2000 the Company reacquired 506,104 shares of its common stock from two former employees for $3.75 per share, or $1.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and their related notes thereto.

GENERAL

     We provide diversified financial services through our subsidiaries, including institutional and retail brokerage, investment banking, merchant banking, trust related services and investment management. All of these activities are highly competitive and are sensitive to many factors outside our control, including those factors listed under "Factors Affecting Forward-Looking Statements."

     We closely monitor our operating environment to enable us to respond promptly to market cycles. In addition, we seek to lessen earnings volatility by controlling expenses, increasing fee-based business and developing new revenue sources. Nonetheless, operating results of any individual period should not be considered representative of future performance.

     On January 29, 1999, we completed the combination of Harris Webb & Garrison, Inc. ("HWG"), Pinnacle Management & Trust Company ("PMT") and Spires Financial, L.P. ("Spires"). In the combination, 3,562,500 of our common shares were issued to the former owners of the financial services firms. The combination was accounted for as separate purchases of each of the three financial services firms. The following discussion of the results of operations includes the operations of HWG, PMT and Spires from the date of combination, January 29, 1999.

     On January 31, 2000, we completed the merger of HWG with Sanders Morris Mundy Inc. ("SMM"). SMM survived the merger, was renamed Sanders Morris Harris Inc. ("SMH") and became our wholly-owned subsidiary. In the merger, we issued 7,125,220 of our common shares to the former shareholders of SMM. The following discussion of the results of operations during the period ended June 30, 2000 includes the operations of SMH from the date of the merger, January 31, 2000.

     On June 30, 2000, we completed the merger of Blackford Securities Corporation, ("Blackford") into SMH. In the merger, we issued 1 million of our common shares and paid $5.5 million in cash to the former shareholders of Blackford.

     In June 2000, we discontinued the operations of Spires.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     The financial results of the Company for the three months ended June 30, 2000 include the results of operations of PMT and SMH for the entire period. Since Blackford was acquired on June 30, 2000, Blackford's operating results for the second quarter of 2000 are not included with those of the Company. During the comparable period in 1999, the Company's financial statements do not include any of the operating results of SMM, which was combined with our operations in January 2000. Therefore, the results of operations for the three months ended June 30, 2000 are not comparable to the results for the same period in 1999.

     Total revenues rose to $10.8 million in 2000 from $2.1 million in 1999 as a result of an increase in the number of sales and marketing professionals at SMH as a result of the merger. Total expenses for the period increased to $9.7 million from $2.7 million in the previous year primarily due to compensation and benefits paid to employees who joined the Company as a result of the SMM merger. Income from continuing operations for the three months ended June 30, 2000 increased to $547,000 in 2000 from a loss of $398,000 in 1999. Basic and diluted income (loss) per share from continuing operations was $0.04 for the three months ended June 30, 2000 compared to ($0.06) for the same period in 1999.

     Commissions revenue increased to $3.7 million in 2000 from $926,000 in 1999 due primarily to additional retail and institutional brokerage operations at SMH. Principal transactions revenue totaled $929,000 in 2000 primarily attributable to an increase in the value of not readily marketable investments. No principal transactions revenues were recorded during 1999. Investment banking revenue from advisory services and private security offerings rose to $3.7 million in 2000 from $480,000 in 1999, primarily due to increased transaction fees earned at SMH. Fiduciary, custodial and advisory fees revenue increased to $1.4 million in 2000 compared to $443,000 in 1999 resulting mainly from an increase in the number of fee based accounts and an increase in the market value of assets under management at PMT as well as advisory fees received from SMH's investments in limited partnerships. Interest and dividend income rose to $564,000 in 2000 from $213,000 in the same period last year and was derived primarily from interest earned on investments at SMH.

     In the three months ended June 30, 2000, employee compensation and benefits, which includes commissions paid to retail and institutional brokers and investment bankers at SMH, increased to $6.3 million from $1.6 million in the same period last year primarily due to the increased number of employees following the merger with SMM. Floor brokerage, exchange and clearance fees increased to $604,000 in 2000 from $131,000 in 1999, mainly due to the additional brokerage operations at SMH. Communication and data processing costs, primarily related to costs at SMH and upgrades in technology and services, including quotes and market data services, increased to $626,000 in 2000 from $89,000 in the same period last year. Occupancy costs increased to $601,000 in 2000 from $185,000 in 1999 primarily from the additional rent expense for office leases at SMH. Intangible asset amortization increased to $368,000 from $137,000 as a result of additional goodwill in connection with the SMH merger. Other general and administrative expenses increased to $1.2 million from $556,000 mainly due to the merger with SMH.

     The effective tax rate from continuing operations was 54% for the three months ended June 30, 2000. Nondeductible goodwill amortization and state income taxes are the primary reasons for the rate being in excess of the federal statutory rate.

     During the second quarter of 2000, the Board of Directors elected to discontinue the operations of Spires. Certain assets and liabilities of Spires are expected to be sold or liquidated.

      Losses from discontinued operations, net of tax, were $10.5 million in 2000 compared to income of $474,000 in 1999. The loss from discontinued operations in 2000 consists of $600,000 related to the sale of Energy Recovery Resources, Inc. ("ERRI"); $100,000 related to a revision of our obligation to fund the cost to complete customer contracts in connection with the December 1997 sale of Engineered Systems, Inc. ("ESI"); and $9.8 million related to Spires which included an $8.2 million charge for impairment of goodwill and $505,000 charge for abandoned leases. Operating income at Spires was $821,000 in the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     The financial results of the Company for the six months ended June 30, 2000 include the results of operations of TEI, HWG, and PMT for the entire period. The results for SMM are included from the date of merger, January 31, 2000. During the comparable period in 1999, the Company's financial statements reflect the operating results from TEI, and the results from HWG and PMT from January 29, 1999 to June 30, 1999. Therefore, the results of operations for the six months ended June 30, 2000 are not comparable to the results for the same period in 1999.

     Total revenues increased to $20.2 million in 2000 from $4.0 million in 1999, due to the combination with SMH in January 2000. Total expenses for the period were $17.3 million, compared to $4.5 million in the prior year due to the compensation and benefits paid to employees who joined the Company as a result of the SMH merger. Income from continuing operations increased to $1.7 million in 2000 from a loss of $348,000 during the first six months of 1999. Basic and diluted income (loss) per share from continuing operations was $0.13 per share in 2000, compared to ($0.05) per share for 1999.

     Commissions revenue increased to $6.8 million in 2000 from $1.6 million in 1999. Principal transaction revenue totaled $2.2 million in 2000. Investment banking revenue rose to $6.7 million in 2000 from $1.1 million in 1999. Interest and dividend revenue climbed to $1 million in 2000 from $587,000 in 1999. Other income totaled $984,000 in 2000. The increases in revenues from commissions, principal transactions, investment banking, interest and dividends, and other income are primarily due to the January 2000 combination with SMH. Fiduciary, custodial and advisory fees rose to $2.5 million in 2000 from $758,000 in 1999, due to an increase in the number of fee-based accounts and an increase in the market value of assets under management at PMT as well as SMH's management and advisory fees earned from its investments and partnerships.

     Employee compensation and benefits totaled $11.1 million in 2000, compared to $2.5 million in 1999. Floor brokerage, exchange and clearance fees rose to $1.1 million in 2000 from $215,000 in 1999. Communications and data processing expenses increased to $1.1 million in the current year from $153,000 in 1999. Occupancy costs totaled $1 million in 2000, compared to $264,000 in the previous year. Amortization of intangible assets increased to $659,000 in the current year from $228,000 in the prior year. Other general and administrative expenses rose to $2.2 million during the first six months of 2000 from $1.1 million in the same period last year. The increase in expenses from 1999 to 2000 is related to the merger with SMM that closed in January 2000.

     The effective tax rate from continuing operations was 49% for the six months ended June 30, 2000. Nondeductible goodwill amortization and state income taxes are the primary reasons for the rate being in excess of the federal statutory rate.

     Losses from discontinued operations, net of tax, were $10.6 million in the first six months of 2000, compared to income of $1 million in 1999. The loss from discontinued operations in 2000 consists of $600,000 related to the July 2000 sale of ERRI; $100,000 associated with additional costs incurred to complete customer contracts related to the 1997 sale of ESI; and $9.8 million related to Spires which included an $8.2 million charge for impairment of goodwill and a $505,000 charge for abandoned leases. Operating income at Spires was $1.0 million during the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we held before the January 1999 combination. Cash, cash equivalents and liquid assets, consisting of receivables from brokers-dealers and clearing organizations, deposits with clearing brokers, securities owned, and securities available for sale represented about 48% of our total assets at June 30, 2000. At June 30, 2000, we had approximately $23.4 million in cash and cash equivalents and $5.1 million in securities available for sale.

     The decrease in net assets of discontinued operations is primarily due losses of Spires that were recorded during the second quarter.

     At June 30, 2000, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. PMT was in compliance with the Texas Department of Banking net capital requirement, and had capital in excess of the required minimum.

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. In 1999, the Company was served with notice of an arbitration proceeding from a brokerage customer alleging wrongdoing in execution of a trade. The plaintiffs are seeking damages of $532,000. A hearing date has not been scheduled. The Company is contesting the case vigorously, but because of the inherent unpredictability of litigation, particularly arbitration, management is unable to determine the likelihood of an unfavorable outcome.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

MARKET RISKS

     The following discussion relates to our market risk sensitive instruments as of June 30, 2000, and thus, includes such instruments held by PMT and SMH.

PMT

     At June 30, 2000, PMT had equity securities under management with a fair value of $525 million. PMT's fee income for the period ended June 30, 2000 would have been reduced by approximately $28,000 assuming a hypothetical 10% decrease in the value of its equity securities under management. PMT's fee income could also be reduced from changes in interest rates to the extent that such changes reduce the carrying value of securities under management.

SMH

     SMH's trading equity securities are marked to market on a daily basis. At June 30, 2000, SMH's trading equity securities were recorded at a fair value of $1.3 million. These trading equity securities are subject to equity price risk. This risk would amount to $130,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities. The actual equity price risk related to the trading equity securities may differ substantially.

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

     We may be exposed to certain liabilities and claims associated with our discontinued liquid waste business. In connection with the sale of ERRI, we remain contingently liable for certain environmental claims with a maximum exposure of $2.2 million. A portion of such potential claims is covered by insurance with a maximum deductible of $50,000 per occurrence. We believe such potential claims will not have a material adverse effect on our financial condition or results of operations. Until recently, we were contingently liable for up to $600,000 for liabilities relating to services performed by Tanknology Corporation International, Tanknology Canada, Inc.
(1988) and USTMAN Industries, Inc. prior to October 25, 1996. We had fully reserved for that contingency and in February 2000 we paid the purchaser $600,000 in exchange for a complete release of our remaining obligations.

     We are involved in litigation and routine claims from time to time. Certain of our litigation and claims are covered by insurance with a maximum deductible of $50,000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 31, 2000 in connection with the SMM merger, we issued a total of 7,125,220 of our common shares to the former shareholders of SMM in exchange for all of their outstanding SMM shares. As a result of the merger, SMM became a wholly-owned subsidiary of the Company. These shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D. These shares were subsequently registered for resale for the benefit of the former SMM shareholders on a registration statement on Form S-3 which was declared effective May 25, 2000. However, persons owning an aggregate of approximately 80% of these shares entered into lock-up letters prohibiting their sale of the shares until January 31, 2001. While the Sanders merger closed in the first quarter, we inadvertently omitted to include this item 2 disclosure in our Form 10-Q for that quarter. However, the shares issued in the Sanders merger were described under several other items of our first quarter Form 10-Q.

     On June 30, 2000 in connection with the Blackford acquisition, we issued a total of 1,000,000 of our common shares and paid $5.5 million in cash to the former shareholders of Blackford in exchange for all of their outstanding Blackford shares. As a result of the acquisition, Blackford was merged into SMH, our wholly-owned investment banking subsidiary. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act. As part of the acquisition, each of the former shareholders of Blackford agreed not to sell or transfer the common shares received in the acquisition until after June 30, 2001. We also granted "piggyback" registration rights to the former Blackford shareholders to include these common shares in our future registered offerings that are filed after the one-year lockup period expires.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 6, 2000, the Company held its annual meeting of shareholders for the following purposes:

(1) To vote upon the persons nominated for election to the Company's Board of Directors; and

(2) To approve an amendment to the Articles of Incorporation that would eliminate the three classes into which the Board of Directors was then divided, and replacing the three year term served by each director with a one year term. The results of the votes were as follows:

                                          NUMBER OF         NUMBER OF        NUMBER OF         NUMBER OF
                                           SHARES             SHARES          SHARES             BROKER
                                          VOTED FOR       VOTED AGAINST      ABSTAINED          NON-VOTES
                                          ---------       -------------      ---------         ----------

Election of directors:

     Ben T. Morris                        11,778,665             --             15,031              --
     W. Blair Waltrip                     11,644,349             --            149,347              --

Approval of amendment to
the Articles of Incorporation
to declassify the Board of
Directors:                                 9,850,544           18,657            5,012          1,919,483


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
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

10.4   Merger Agreement dated June 30, 2000, among Pinnacle Global Group, Inc.,
       Sanders Morris Harris Inc., Blackford Securities Corporation, Arnold J.
       Barton, Richard D. Grimes, Jack D. Seibald, Allison Weiss, Deborah Weiss,
       Neil Lauro, and John Conlon (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated June 30, 2000.)

10.5   Registration Rights Agreement dated June 30, 2000, among Pinnacle Global
       Group, Inc., Arnold J. Barton, Richard D. Grimes, Jack D. Seibald,
       Allison Weiss, Neil Lauro, and John Conlon (incorporated by reference to
       Exhibit 10.2 to the Company's Form 8-K dated June 30, 2000.)

10.6   Asset Purchase Agreement dated July 13, 2000, among Energy Recovery
       Resources, Inc., TEI, Inc., Pinnacle Global Group, Inc. and U.S. Filter
       Recovery Services (Mid-Atlantic), Inc. (incorporated by reference to
       Exhibit 2.1 to the Company's Form 8-K dated July 13, 2000.)

*27.1  Financial Data Schedule.


* Filed herewith.

       (b) Reports on Form 8-K.

           The Company filed the following Reports on Form 8-K during the period covered by this Quarterly Report:

           - Form 8-K dated April 28, 2000 updating the acquired company financial statements of SMM.

           - Form 8-K dated June 21, 2000 reporting the discontinuance of the operations of Spires.

                                    PART III

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PINNACLE GLOBAL GROUP, INC.

                                        By      /s/ ROBERT E. GARRISON II
                                            -----------------------------------
                                                  ROBERT E. GARRISON II
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER


                                        By      /s/ RICK BERRY
                                            -----------------------------------
                                                       RICK BERRY
                                                     CONTROLLER AND
                                              PRINCIPAL FINANCIAL OFFICER



DATE:    AUGUST 14, 2000