Form 10-Q
period 2000-09-30
PINNACLE GLOBAL GROUP INC
filed 2000-11-14
CIK 1071341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-30066

                                  -------------

                           PINNACLE GLOBAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                           76-0583569
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                             600 TRAVIS, SUITE 2900
                              HOUSTON, TEXAS 77002
                     (Address of principal executive office)

                                 (713) 993-4610
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                           5599 SAN FELIPE, SUITE 555
                                HOUSTON, TX 77056
                 (FORMER ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 10, 2000, was 15,298,388.

================================================================================

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I.       CONDENSED CONSOLIDATED FINANCIAL INFORMATION

       Item 1.    Financial Statements...............................................................    2

                  Condensed Consolidated Balance Sheet as of September 30, 2000 and
                    December 31, 1999 (unaudited)....................................................    2

                  Condensed Consolidated Statement of Operations for the Three and Nine Months
                    Ended September 30, 2000 and 1999 (unaudited) ...................................    3

                  Condensed Consolidated Statement of Shareholders' Equity for the Nine
                    Months Ended September 30, 2000 (unaudited)......................................    4

                  Condensed Consolidated Statement of Cash Flows for the Nine Months
                    Ended September 30, 2000 and 1999 (unaudited)....................................    5

                  Notes to Condensed Consolidated Financial Statements (unaudited)...................    6

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.......................................................................   14

       Item 3.    Quantitative and Qualitative Disclosures About Market Risks........................   17

PART II.      OTHER INFORMATION

       Item 1.    Legal Proceedings..................................................................   17

       Item 6.    Exhibits and Reports on Form 8-K...................................................   19

PART III.      SIGNATURES............................................................................   20

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET
           (in thousands, except share and per share amounts)
                                (Unaudited)

                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                2000               1999
                                                                                               RECLASSIFIED
                                                                          -----------------   ----------------
                                 ASSETS
Cash and cash equivalents                                                         $ 25,528          $  10,495
Receivables from brokers-dealers and clearing organizations                          1,533            162,423
Deposits with clearing brokers                                                       3,491              8,463
Securities owned                                                                     9,209             85,002
Securities available for sale                                                        3,908              4,050
Intangible assets                                                                   42,326             13,081
Furniture and equipment                                                              2,441                670
Other assets                                                                         7,259              2,104
Net assets of discontinued operations                                                    -             11,618
                                                                          -----------------   ----------------
                Total assets                                                      $ 95,695          $ 297,906
                                                                          =================   ================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
       Accounts payable and accrued liabilities                                   $  8,511          $   2,132
       Payable to clearing brokers-dealers                                              28            117,922
       Securities sold, not yet purchased                                               99            120,275
                                                                          -----------------   ----------------
                Total liabilities                                                    8,638            240,329
                                                                          -----------------   ----------------

Commitments and Contingencies

Minority interests                                                                     332                  -

Shareholders' equity:
       Preferred stock, $0.10 par value; 10,000,000 shares authorized;
           no shares issued and outstanding                                              -                  -
       Common stock, $0.01 par value; 100,000,000 shares authorized;
           15,250,512 and 7,125,292 shares issued at September 30,
           2000 and December 31, 1999, respectively                                    152                 71
       Additional paid-in capital                                                   98,875             58,929
       Receivables for shares issued                                                  (558)            (1,312)
       Retained earnings(deficit)                                                   (8,353)               (88)
       Accumulated other comprehensive loss                                           (207)               (23)
       Treasury stock at cost, 802,124 shares at September 30, 2000                 (3,184)                 -
                                                                          -----------------   ----------------
                Total shareholders' equity                                          86,725             57,577
                                                                          -----------------   ----------------
                Total liabilities and shareholders' equity                        $ 95,695          $ 297,906
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

                   PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                          2000            1999            2000           1999
                                                                      RECLASSIFIED                    RECLASSIFIED
                                                     --------------- --------------- --------------- --------------
Revenues:
    Commissions                                         $     5,591      $    1,068     $    12,371     $    2,620
    Principal transactions                                      607               -           1,869              -
    Investment banking                                        3,973             264          10,690          1,338
    Fiduciary, custodial and advisory fees                    1,424             780           3,900          1,539
    Interest and dividends                                      615             234           1,657            821
    Other income                                                670              18           1,649             74
                                                     --------------- --------------- --------------- --------------
          Total revenues                                     12,880           2,364          32,136          6,392
                                                     --------------- --------------- --------------- --------------

Expenses:
    Employee compensation and benefits                        7,408           1,593          17,545          4,113
    Floor brokerage, exchange and clearance fees                714             129           1,858            344
    Communications and data processing                          802             106           1,893            259
    Occupancy                                                   774             198           1,815            462
    Amortization of intangible assets                           457             150           1,116            378
    Other general and administrative                          1,541             234           3,773          1,317
                                                     --------------- --------------- --------------- --------------
          Total expenses                                     11,696           2,410          28,000          6,873
                                                     --------------- --------------- --------------- --------------

Income(loss) from continuing operations before
       income taxes and minority interests                    1,184             (46)          4,136           (481)
    Provision(benefit) for income taxes                         601              48           2,033            (40)
    Minority interests in loss of consolidated
       companies                                                 51               -             205              -
                                                     --------------- --------------- --------------- --------------

Income(loss) from continuing operations                         634             (94)          2,308           (441)

    Income(loss) from discontinued operations,
       net of tax                                                 -             (12)        (10,573)           977
                                                     --------------- --------------- --------------- --------------

Net income(loss)                                        $       634      $     (106)    $    (8,265)    $      536
                                                     =============== =============== =============== ==============

Net income(loss) per share:
    Basic:
       From continuing operations                       $      0.04      $    (0.01)         $ 0.17     $    (0.07)
       From discontinued operations                               -               -           (0.78)          0.15
                                                     --------------- --------------- --------------- --------------
          Basic net income(loss) per share              $      0.04      $    (0.01)    $     (0.61)    $     0.08
                                                     =============== =============== =============== ==============
    Diluted:
       From continuing operations                       $      0.04      $    (0.01)    $      0.17     $    (0.07)
       From discontinued operations                               -               -           (0.78)          0.15
                                                     --------------- --------------- --------------- --------------
          Diluted net income(loss) per share            $      0.04      $    (0.01)    $     (0.61)    $     0.08
                                                     =============== =============== =============== ==============

Weighted average shares outstanding
    Basic                                                14,595,367       7,125,253      13,505,849      6,729,420
                                                     =============== =============== =============== ==============
    Diluted                                              14,659,097       7,125,253      13,505,849      6,729,420
                                                     =============== =============== =============== ==============

                The accompanying notes are an integral part of
               the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (unaudited)


                                          COMMON STOCK       TREASURY STOCK      ADDITIONAL   RECEIVABLES
                                       ---------------------------------------    PAID-IN     FOR SHARES
                                        SHARES    AMOUNT    SHARES    AMOUNT       CAPITAL      ISSUED
                                       --------- --------- -------- ----------  ----------- --------------
Balance, December 31, 1999                7,125      $ 71        -   $      -     $ 58,929       $ (1,312)

Issuance of common stock in
  acquisitions                            8,125        81        -          -       39,946              -

Acquisition of treasury stock                 -         -     (802)    (3,184)           -            650

Collections of receivables
  for shares issued                                     -                   -                         104

Comprehensive loss:
    Net loss                                  -         -        -          -            -              -
    Net change in unrealized
      appreciation (depreciation)
      of securities available for sale        -         -        -          -            -              -


        Total comprehensive loss              -         -        -          -            -              -

                                       --------- --------- -------- ----------  ----------- --------------
Balance, September 30, 2000              15,250     $ 152     (802)  $ (3,184)    $ 98,875       $   (558)
                                       ========= ========= ======== ==========  =========== ==============


                                                             ACCUMULATED
                                                                OTHER
                                            RETAINED        COMPREHENSIVE
                                        EARNINGS(DEFICIT)       LOSS          TOTAL
                                       ------------------ ---------------- -----------
Balance, December 31, 1999                      $    (88)           $ (23)    $57,577

Issuance of common stock in
  acquisitions                                         -                -      40,027

Acquisition of treasury stock                          -                -      (2,534)

Collections of receivables
  for shares issued                                                               104

Comprehensive loss:
    Net loss                                      (8,265)               -      (8,265)
    Net change in unrealized
      appreciation (depreciation)
      of securities available for sale                 -             (184)       (184)
                                                                           -----------
        Total comprehensive loss                       -                -      (8,449)

                                       ------------------ ---------------- -----------
Balance, September 30, 2000                     $ (8,353)          $ (207)    $86,725
                                       ================== ================ ===========

                The accompanying notes are an integral part of
               the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (in thousands)
                                   (Unaudited)

                                                                                       2000             1999
                                                                                   --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income(loss)                                                                  $  (8,265)         $    535
     Adjustments to reconcile net income(loss) to net cash                                     -
         provided by(used in) operating activities:
            Gain on sale of securities available for sale                                   (655)              (55)
            Depreciation                                                                     493                85
            Loss on disposal of assets                                                         -                 2
            Net amortization of premiums and discounts on securities
                 available for sale                                                           62                44
            Amortization of intangible assets                                              1,116               378
            Minority interests in consolidated companies                                    (205)                -
            Changes in operating assets and liabilities:
                 (Increase)decrease in receivables from brokers-dealers
                     and clearing organizations                                          161,410           (25,005)
                 (Increase)decrease in securities owned                                   83,398           (16,636)
                 (Increase)decrease in deposits with clearing brokers                      5,396            (8,315)
                 Increase(decrease) in securities sold, not yet purchased               (120,238)           22,433
                 (Increase)decrease in other assets                                       (2,124)            2,611
                 (Increase)decrease in net assets of discontinued operations               8,519            (4,379)
                 Increase(decrease) in payable to clearing brokers-dealers              (118,079)           21,499
                 Increase(decrease) in accounts payable and accrued liabilities           (4,386)              408
                                                                                   --------------  ----------------

                     Net cash provided by(used in) operating activities                    6,442            (6,395)
                                                                                   --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                   (614)             (492)
     Acquisition of businesses                                                            (5,731)             (287)
     Proceeds from sale of discontinued operations                                         3,099                 -
     Purchase of securities available for sale                                            (4,820)          (12,824)
     Proceeds from sales and maturities of securities available for sale                   5,338            11,723
                                                                                   --------------  ----------------

                     Net cash used in investing activities                                (2,728)           (1,880)
                                                                                   --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                           (2,301)                -
     Collections of receivables for shares issued                                            104                 -
                                                                                   --------------  ----------------
                     Net cash used in financing activities                                (2,197)                -

CASH OF BUSINESSES ACQUIRED                                                               13,516             4,359
                                                                                   --------------  ----------------

                     Net increase(decrease) in cash and cash equivalents                  15,033            (3,916)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          10,495            13,293
                                                                                   --------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  25,528          $  9,377
                                                                                   ==============  ================

Noncash investing and financing activities:
     Common stock issued for acquisitions                                              $  40,027          $ 29,640
     Retirement of treasury stock                                                              -             4,188
     Notes received for shares issued                                                          -             1,312
     Shares received in exchange for notes                                                  (650)                -

                  The accompanying notes are an integral part of
                 the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     NATURE OF OPERATIONS

     Through its operating subsidiaries, the Company provides a broad range of financial services, including institutional and retail brokerage, investment banking, merchant banking, trust related services and investment management. The Company serves a diverse group of institutional, corporate and individual clients.

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

     In January 2000, the Company merged HWG with Sanders Morris Mundy Inc. ("SMM") by exchanging 7,125,220 shares of the Company's common stock for all of the ownership interests of SMM. SMM survived the merger, became a wholly owned subsidiary of the Company and was renamed Sanders Morris Harris Inc. ("SMH"). SMM is a twelve year old investment banking and brokerage firm based in Houston, Texas, with branch offices in New York City, Denver and Chicago.

     In June 2000, the Company acquired Blackford Securities Corporation ("Blackford"), for 1,000,000 shares of the Company's common stock and $5.5 million in cash. Blackford, based in Garden City, New York, specializes in providing prime brokerage services to investment partnerships and execution services to institutions. As a result of these acquisitions, current period results are not comparable to the prior period.

     In June 2000, the Company discontinued the operations of Spires, a regional brokerage service firm whose activities primarily include the trading of mortgage-backed securities. Accordingly, the operations of Spires for all prior periods since its acquisition in January 1999 have been reclassified as discontinued operations.

     CONSOLIDATION

     The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     These financial statements and notes should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999. The balance sheet as of December 31, 1999 has been reclassified from amounts previously reported in the Company's annual report on Form 10K to reflect the discontinuance of Spires. The statement of operations for the three and nine months ended September 30, 1999, and the statement of cash flows for the nine months ended September 30, 1999, have also been reclassified to reflect the discontinuance of Spires.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 as amended established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective beginning January 1, 2001. The adoption of SFAS No. 133 is not expected to be material.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101, as amended, is required to be implemented in the fourth quarter of 2000 and is not expected to be material.

2.       ACQUISITIONS

     On January 29, 1999, the Company acquired HWG, PMT, and Spires. The former owners of HWG, PMT, and Spires received 3,562,500 shares of the Company's common stock, which represented 49.98% of the outstanding common stock. The acquisitions were accounted for as purchases and, accordingly, the financial information of HWG, PMT, and Spires is included in the Company's consolidated financial statements from the date of acquisition. The purchase price of approximately $31 million exceeded the fair value of identifiable net assets acquired by approximately $22 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. During the second quarter of 2000 the Company charged off approximately $8.2 million of goodwill related to the discontinuance of operations of Spires.

     On January 31, 2000, HWG merged with SMM. SMM survived the merger, became a wholly owned subsidiary of the Company and was renamed Sanders Morris Harris Inc. ("SMH"). The former owners of SMM received 7,125,220 shares of the Company's common stock in the merger, which represented approximately 50% of the Company's outstanding common stock. The merger was accounted for as a purchase and, accordingly, the financial information of SMM has been included in the Company's consolidated financial statements from February 1, 2000. The purchase price of approximately $37 million exceeded the fair value of identifiable net assets acquired by approximately $23 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimates of fair value. The actual allocation may be different from preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired; however, such differences are not expected to be material.

     On June 30, 2000, SMH acquired Blackford. The former owners of Blackford received 1,000,000 shares of the Company's common stock and $5.5 million in cash. The acquisition was accounted for as a purchase and, accordingly, the financial information of Blackford has been included in the Company's consolidated financial statements from June 30, 2000. The purchase price of approximately $9.3 million exceeded the fair value of identifiable net assets acquired by approximately $7.1 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimates of fair value. The actual allocation may be different from preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired; however, such differences are not expected to be material.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


     The following summarized unaudited pro forma financial information assumes the above transactions occurred on January 1, 1999 and further assumes the discontinuance of Spires on January 1, 1999:

                                              THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                           1999                         2000             1999
                                                       -------------               ---------------   --------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                                                $     9,798                      $ 42,791         $ 41,410
Income(loss) from continuing operations                 $      (222)                     $  3,731         $  2,787
Basic and diluted earnings(loss) per share
      from continuing operations                        $     (0.01)                     $   0.25         $   0.18

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

 3.       SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     Securities owned and securities sold, not yet purchased were as follows:

                                                                         SOLD, NOT YET
                                                            OWNED          PURCHASED
                                                        --------------  -----------------
                                                                 (IN THOUSANDS)
September 30, 2000:
      Marketable:
          Obligations of U.S. government                      $   605               $  -
          Corporate stocks                                      1,118                 99
                                                        --------------  -----------------
                                                                1,723                 99
      Not readily marketable:
          Partnerships, equities, options and warrants          7,486                  -
                                                        --------------  -----------------
                                                              $ 9,209               $ 99
                                                        ==============  =================

     Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. Securities not readily marketable also include investments in limited partnerships, equities, options and warrants. The investments in limited partnerships, which are accounted for using the equity method, consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., and Sanders Opportunity Fund (Institutional), L.P.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4.       INCOME TAXES

     The differences between the effective tax rate reflected in the income tax provision(benefit) for continuing operations and the statutory federal rate were as follows:

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                2000           1999          2000         1999
                                            -------------   ----------    ----------  -----------
                                                  (IN THOUSANDS)               (IN THOUSANDS)
Tax computed using the statutory rate              $ 403        $ (16)      $ 1,406       $ (164)
Nondeductible amortization of goodwill               155           51           379          129
State income taxes and other                          43           13           248           (5)
                                              -----------   ----------    ----------  -----------
      Total                                        $ 601        $  48       $ 2,033       $  (40)
                                              ===========   ==========    ==========  ===========

5.       DISCONTINUED OPERATIONS

     Energy Recovery Resources, Inc.'s ("ERRI") operations were discontinued as of December 31, 1998 and the assets and liabilities of ERRI were disposed of on July 13, 2000. The Company remains liable for certain post-closing balance sheet adjustments related to minimum working capital and net asset value thresholds established in the sale agreement and certain environmental claims with a maximum exposure of $2.2 million. The Company recorded a provision for loss on disposition of ERRI of $600,000 during the second quarter of 2000. It is reasonably possible that the Company will need to record additional loss provisions on the disposition of ERRI in future periods based on potential post-closing claims.

     Engineered Systems, Inc.'s ("ESI") operations were discontinued as of December 31, 1995 and assets of ESI were disposed of on December 23, 1997. The purchaser agreed to complete customer contracts in process at the time of the sale. However, the Company remains liable for costs incurred by the purchaser in excess of amounts recoverable from customers. The Company recorded an additional loss of $100,000 during the second quarter of 2000 as a result of those continuing liabilities. In March 2000, the Company paid the purchaser $420,000, and in July 2000 the Company paid the purchaser an additional $1.4 million to satisfy a portion of those liabilities. The Company currently estimates that it will not incur any additional losses with respect to contracts to be completed by the purchaser; however, the Company has experienced significant changes in these estimates in the past and it is reasonably possible that such changes could occur in future periods.

     Spires' operations were discontinued in June 2000 due to changes in the mortgage-backed securities market resulting from interest rate increases and departures of certain key employees. Spires incurred net losses of $9.8 million for the three months ended June 30, 2000, including goodwill impairment of $8.2 million and lease obligations of $505,000. Certain assets and liabilities of Spires, consisting of proprietary software, databases, and property are held for sale as of September 30, 2000. Other operating net assets of Spires not held for sale are expected to be realized in 2000.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to underwriting commitments that were open at September 30, 2000, were subsequently settled, and had no material effect on the consolidated financial statements as of that date.

     The Company and its subsidiaries have obligations under operating leases that expire by 2007 with initial noncancelable terms in excess of one year. Aggregate annual rentals for office space and computer and office equipment are as follows:

                                                       (in thousands)
2001                                                      $ 1,869
2002                                                        1,810
2003                                                        1,067
2004                                                          524
2005                                                          321
Thereafter                                                    427
                                                       -----------
                                                          $ 6,018
                                                       ===========

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. During the third quarter of 2000, the Company paid $62,500 to a brokerage customer to settle a claim that alleged wrongdoing in execution of a trade.

     As discussed in Note 5 to the condensed consolidated financial statements, the Company has contingent liabilities and potential loss exposures related to discontinued operations. The Company may also be exposed to certain liabilities and claims associated with the discontinued liquid waste business. In connection with the sale of ERRI, the Company remains contingently liable for certain environmental claims with a maximum exposure of $2.2 million. A portion of these potential environmental claims is covered by insurance with a maximum deductible of $50,000 per occurrence. The Company believes such potential claims will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


7.       EARNINGS PER COMMON SHARE

     Basic and diluted per-share computations for the periods indicated were as follows:

     Stock options outstanding of 202,649 and 50,000 at September 30, 2000 and 1999, respectively, have not been included in diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

                                                                         THREE MONTHS ENDED     SEPTEMBER 30,
                                                                               2000                1999
                                                                        --------------------  ----------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Computation of basic earnings per common share for the three months ended
      September 30:
          Net income(loss) applicable to common stock                               $   634           $  (106)
                                                                        ====================  ================
          Weighted average number of common shares outstanding                       14,595             7,125
          Common shares issuable under stock option plan                                  -                 -
          Less shares assumed repurchased with proceeds                                   -                 -
                                                                        --------------------  ----------------
              Weighted average common shares outstanding                             14,595             7,125
                                                                        ====================  ================
              Basic earnings(loss) per common share                                 $  0.04           $ (0.01)
                                                                        ====================  ================

                                                                         THREE MONTHS ENDED     SEPTEMBER 30,
                                                                               2000                1999
                                                                        --------------------  ----------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Computation of diluted earnings per common share for the three months ended
      September 30:
          Net income (loss) applicable to common stock                              $   634           $  (106)
                                                                        ====================  ================
          Weighted average number of common shares outstanding                       14,595             7,125
          Common shares issuable under stock option plan                                798                 -
          Less shares assumed repurchased with proceeds                                (734)                -
                                                                        --------------------  ----------------
              Weighted average common shares outstanding                             14,659             7,125
                                                                        ====================  ================
              Diluted earnings(loss) per common share                               $  0.04           $ (0.01)
                                                                        ====================  ================

                                                                         NINE MONTHS ENDED     SEPTEMBER 30,
                                                                               2000                1999
                                                                        --------------------  ----------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Computation of basic and diluted earnings per common share for the nine months ended September 30:
          Net income(loss) applicable to common stock                             $ (8,265)           $  536
                                                                        ====================  ================
          Weighted average number of common shares outstanding                      13,506             6,729
          Common shares issuable under stock option plan                                 -                 -
          Less shares assumed repurchased with proceeds                                  -                 -
                                                                        --------------------  ----------------
              Weighted average common shares outstanding                            13,506             6,729
                                                                        ====================  ================
              Basic and diluted earnings(loss) per common share                   $  (0.61)           $ 0.08
                                                                        ====================  ================

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


8.   BUSINESS SEGMENT INFORMATION

     The Company's continuing businesses operate in two reportable business segments. SMH is an investment banking and brokerage services firm whose activities primarily include securities underwriting, and retail and brokerage services. SMH is the successor segment to HWG. PMT is a state chartered trust company providing a variety of trust services including investment management, estate settlement, and retirement planning. The Spires segment was discontinued during the second quarter of 2000. The following summarizes certain financial information of SMH and PMT for the three and nine months ended September 30, 2000 and 1999:

                                      AS OF OR FOR THE         AS OF OR FOR THE
                                     THREE MONTHS ENDED       THREE MONTHS ENDED
                                     SEPTEMBER 30, 2000       SEPTEMBER 30, 1999
                                      SMH           PMT        SMH           PMT
                                   --------       ------     --------       ------
                                      (IN THOUSANDS)            (IN THOUSANDS)
Revenues                           $ 11,796       $  906     $ 1,455       $  808
Income before income taxes            1,736          307         187          284
Total assets                         31,804        5,854       3,919        4,547

                                     NINE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                     SMH           PMT          SMH         PMT
                                   --------       ------     --------       ------
                                      (IN THOUSANDS)            (IN THOUSANDS)
Revenues                           $ 28,513      $ 2,591        $ 4,165   $ 1,669
Income before income taxes            4,934          991            511       594

     The following table reconciles income before income taxes of the reportable segments to the consolidated income from continuing operations before income taxes reported in the consolidated statement of operations for the three and nine months ended September 30, 2000 and 1999:

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                             2000         1999          2000           1999
                                                         ------------  ------------  ------------   ------------
                                                               (IN THOUSANDS)              (IN THOUSANDS)
Income before income taxes of reportable segments:

      SMH                                                    $ 1,736         $ 187       $ 4,934        $   511
      PMT                                                        307           284           991            594
                                                         ------------  ------------  ------------   ------------
                                                               2,043           471         5,925          1,105

Amortization of intangible assets                               (457)         (150)       (1,116)          (378)
Corporate revenues and expenses, net                            (402)         (367)         (673)        (1,208)
                                                         ------------  ------------  ------------   ------------

Income(loss) from continuing operations
      before income taxes                                    $ 1,184         $ (46)      $ 4,136        $  (481)
                                                         ============  ============  ============   ============

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


9.       STOCK OPTIONS

         In February 2000, the Board granted 482,000 options to employees of SMH who were employees of SMM prior to the merger with HWG. The options vest over three years and have an exercise price of $4.44 per share which represented the closing price of the Company's common stock on the date of the grant.

         In September 2000, the Company exchanged recourse notes receivable from employees for the Company's common shares that were pledged to secure the notes. These shares are now held as treasury shares. Each employee was issued options in an amount equal to the pledged shares that were repurchased. A total of 152,649 options were granted which are fully vested and have an exercise price of $5.13, which was the closing price of the Company's common stock on the date of the grant.

10.      COMPREHENSIVE INCOME(LOSS)

     Comprehensive income(loss) consists of the following:

                                             THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                    2000         1999                  2000          1999
                                                 ----------    ---------             ----------    ---------
                                                     (IN THOUSANDS)                      (IN THOUSANDS)
Net income(loss)                                     $ 634        $(106)              $ (8,265)       $ 536
Net change in unrealized appreciation/
     (depreciation) on securities available
     for sale, net of tax                             (234)         (76)                  (184)        (174)
                                                 ----------    ---------             ----------    ---------
         Total comprehensive income(loss)            $ 400        $(182)              $ (8,449)       $ 362
                                                 ==========    =========             ==========    =========

11.      SUBSEQUENT EVENTS

     On October 2, 2000, the Company acquired Cummer/Moyers ("CM"), a Fort Worth based investment manager specializing in fixed income securities. The former owners of CM received a total of 850,000 of Pinnacle Global Group common shares and may later earn up to an additional 150,000 common shares if the acquired operations meet or exceed specified performance levels. The shares were issued in a transaction exempt from registration pursuant to
Section 4(2) of the Securities Act. As part of the acquisition, each of the former shareholders of CM agreed not to sell or transfer the common shares received in the acquisition until after October 2, 2001. The Company also granted "piggyback" registration rights to the former CM shareholders to include these common shares in our future registered offerings that are filed after the one-year lockup period expires. The value of the consideration paid was approximately $5 million.

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

     On January 29, 1999, we completed the combination of Harris Webb & Garrison, Inc. ("HWG"), Pinnacle Management & Trust Company ("PMT") and Spires Financial, L.P. ("Spires"). In the combination, 3,562,500 of our common shares were issued to the former owners of the financial services firms. The combination was accounted for as separate purchases of each of the three financial services firms. The following discussion of our results of operations includes the operations of HWG, PMT and Spires from the date of combination, January 29, 1999.

     On January 31, 2000, we completed the merger of HWG with Sanders Morris Mundy Inc. ("SMM"). SMM survived the merger, was renamed Sanders Morris Harris Inc. ("SMH") and became our wholly owned subsidiary. In the merger, we issued 7,125,220 of our common shares to the former shareholders of SMM. The following discussion of our results of operations during the period ended September 30, 2000 includes the operations of SMH from the date of the merger, January 31, 2000.

     On June 30, 2000, we completed the merger of Blackford Securities Corporation ("Blackford") into SMH. In the merger, we issued 1 million of our common shares and paid $5.5 million in cash to the former shareholders of Blackford. The following discussion of our results of operations during the period ended September 30, 2000 includes the operations of Blackford from the date of acquisition, June 30, 2000.

     In June 2000, we discontinued the operations of Spires, a regional brokerage service firm whose activities primarily include the trading of mortgage-backed securities. Accordingly, the operations of Spires for all prior periods since its acquisition in January 1999 have been reclassified to discontinued operations.

     On October 2, 2000, we acquired all of the outstanding capital stock of Cummer/Moyers ("CM"), a Fort Worth based investment manager specializing in fixed-income securities, in exchange for a total of 850,000 of our common shares and up to an additional 150,000 common shares if the acquired operations meet or exceed specified performance levels. The following discussion of our results of operations does not include any operations of CM. Accordingly, the following discussion of our operating results will not be comparable to our operating results for future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Our financial results for the three months ended September 30, 2000 include the results of operations of PMT, SMH and Blackford for the entire period. During the comparable period in 1999, our financial statements do not include any of the operating results of SMM or Blackford, which were combined with our operations in January 2000 and June 2000, respectively. In addition, all operations of Spires for the three months ended September 30, 1999 were reclassified as discontinued operations. Therefore, the results of operations for the three months ended September 30, 2000 are not comparable to the results for the same period in 1999.

     Total revenues rose to $12.9 million in 2000 from $2.4 million in 1999 primarily due to an increase in the number of sales and marketing professionals due to the mergers with SMM and Blackford. Total expenses for the period increased to $11.7 million from $2.4 million in the previous year principally from compensation and benefits paid to employees who joined the Company as a result of the SMM and Blackford mergers. Income from continuing operations for the three months ended September 30, 2000 increased to $634,000 in 2000 from a loss of $94,000 in 1999. Basic and diluted income(loss) per share from continuing operations was $0.04 for the three months ended September 30, 2000 compared to ($0.01) for the same period in 1999.

     Commissions revenue increased to $5.6 million in 2000 from $1.1 million in 1999 due primarily to additional retail and institutional brokerage operations associated with the mergers with SMM and Blackford. Principal transactions revenue totaled $607,000 in 2000 primarily attributable to an increase in the value of not readily marketable investments. No principal transactions revenues were recorded during 1999. Investment banking revenue from advisory services and private security offerings rose to $4.0 million in 2000 from $264,000 in 1999 mainly due to increased transaction fees earned at SMH. Fiduciary, custodial and advisory fees revenue increased to $1.4 million in 2000 compared to $780,000 in 1999 resulting principally from an increase in the number of fee based accounts and an increase in the market value of assets under management at PMT as well as advisory fees received from SMH's investments in limited partnerships. Interest and dividend income rose to $615,000 in 2000 from $234,000 in the same period last year and was derived primarily from interest earned on investments at SMH.

     In the three months ended September 30, 2000, employee compensation and benefits, which includes commissions paid to retail and institutional brokers and investment bankers at SMH, increased to $7.4 million from $1.6 million in the same period last year primarily due to the increased number of employees following the mergers with SMM and Blackford. Floor brokerage, exchange and clearance fees increased to $714,000 in 2000 from $129,000 in 1999, mainly due to the additional brokerage operations at SMH. Communication and data processing costs, primarily related to costs at SMH and upgrades in technology and services, including quotes and market data services, increased to $802,000 in 2000 from $106,000 in the same period last year. Occupancy costs increased to $774,000 in 2000 from $198,000 in 1999 primarily from the additional rent expense for office leases at SMH. Intangible asset amortization increased to $457,000 from $150,000 as a result of additional goodwill recorded in the SMM and Blackford mergers. Other general and administrative expenses increased to $1.5 million from $234,000 mainly due to the mergers with SMM and Blackford.

     The effective tax rate from continuing operations was 51% for the three months ended September 30, 2000. Our effective tax rate exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization and state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Our financial results for the nine months ended September 30, 2000 include the results of operations of TEI, HWG, and PMT for the entire period. The results for SMM and Blackford are included from the dates of merger, January 31, 2000 and June 30, 2000, respectively. During the comparable period in 1999, our financial statements reflect the operating results from TEI, and the results from HWG and PMT from January 29, 1999 to September 30, 1999. The operations of Spires for all periods since its January 1999 acquisition date have been reclassified as discontinued. Therefore, the results of operations for the nine months ended September 30, 2000 are not comparable to the results for the same period in 1999.

     Total revenues increased to $32.1 million in 2000 from $6.4 million in 1999 principally due to the mergers with SMM in January 2000 and Blackford in June 2000. Total expenses for the period were $28 million, compared to $6.9 million in the prior year due to the compensation and benefits paid to employees who joined the Company as a result of the SMM and Blackford mergers. Income from continuing operations increased to $2.3 million in 2000 from a loss of $441,000 during the first nine months of 1999. Basic and diluted income (loss) per share from continuing operations was $0.17 per share in 2000, compared to ($0.07) per share for 1999.

     Commissions revenue increased to $12.4 million in 2000 from $2.6 million in 1999. Principal transaction revenue totaled $1.9 million in 2000. Investment banking revenue rose to $10.7 million in 2000 from $1.3 million in 1999. Interest and dividend revenue climbed to $1.7 million in 2000 from $821,000 in 1999. Other income totaled $1.6 million in 2000. The increases in revenues from commissions, principal transactions, investment banking, interest and dividends, and other income are primarily due to the January 2000 merger with SMM. Fiduciary, custodial and advisory fees rose to $3.9 million in 2000 from $1.5 million in 1999 primarily due to an increase in the number of fee-based accounts and an increase in the market value of assets under management at PMT as well as SMH's management and advisory fees earned from its investments in limited partnerships.

     Employee compensation and benefits totaled $17.5 million in 2000, compared to $4.1 million in 1999. Floor brokerage, exchange and clearance fees rose to $1.9 million in 2000 from $344,000 in 1999. Communications and data processing expenses increased to $1.9 million in the current year from $259,000 in 1999. Occupancy costs totaled $1.8 million in 2000, compared to $462,000 in the previous year. Amortization of intangible assets increased to $1.1 million in the current year from $378,000 in the prior year. Other general and administrative expenses rose to $3.8 million during the first nine months of 2000 from $1.3 million in the same period last year. The increase in expenses from 1999 to 2000 is related to the SMM merger that closed in January 2000 and the Blackford acquisition that closed in June 2000.

     The effective tax rate from continuing operations was 49% for the nine months ended September 30, 2000. Our effective tax rate exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization and state income taxes.

     Losses from discontinued operations, net of tax, were $10.6 million in the first nine months of 2000, compared to income of $1 million in 1999. The loss from discontinued operations in 2000 consists of $600,000 related to the July 2000 sale of Energy Recovery Resources, Inc. ("ERRI"); $100,000 associated with additional costs incurred to complete customer contracts related to the 1997 sale of Engineered Systems, Inc. ("ESI"); and $9.8 million related to Spires that included an $8.2 million charge for impairment of goodwill and a $505,000 charge for abandoned leases. Operating income at Spires was $1.0 million during the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we held before the January 1999 combination. Cash, cash equivalents and liquid assets, consisting of receivables from brokers-dealers and clearing organizations, deposits with clearing brokers, securities owned, and securities available for sale represented about 46% of our total assets at September 30, 2000. At September 30, 2000, we had approximately $25.5 million in cash and cash equivalents.

     The decrease in net assets of discontinued operations is primarily due to losses of Spires that were recorded during the second quarter and the sale of ERRI during the third quarter of 2000.

     At September 30, 2000, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

     The Company is involved in litigation and routine claims from time to time. Certain of the Company's litigation and claims are covered by insurance with a maximum deductible of $50,000. During the third quarter of 2000, the Company paid $62,500 to a brokerage customer to settle a claim that alleged wrongdoing in execution of a trade.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

MARKET RISKS

     The following discussion relates to our market risk sensitive instruments as of September 30, 2000, and thus, includes such instruments held by PMT and SMH. Our portfolio of market risk sensitive instruments is expected to change for future periods as a result of our October 2000 acquisition of CM, a Fort Worth based investment manager specializing in fixed income securities.

PMT

     At September 30, 2000, PMT had equity securities under management with a fair value of $619 million. PMT's fee income for the period ended September 30, 2000 would have been reduced by approximately $33,000 assuming a hypothetical 10% decrease in the value of its equity securities under management. PMT's fee income could also be reduced from changes in interest rates to the extent that such changes reduce the carrying value of securities under management.

SMH

     SMH's trading equity securities are marked to market on a daily basis. At September 30, 2000, SMH's trading equity securities were recorded at a fair value of $1.1 million. These trading equity securities are subject to equity price risk. This risk would amount to $110,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities. The actual equity price risk related to the trading equity securities may differ substantially.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are a party to various legal proceedings which are of an ordinary or routine nature incidental to our operations. We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our financial condition, results of operations, or cash flows.

    We are involved in litigation and routine claims from time to time. Certain of our litigation and claims are covered by insurance with a maximum deductible of $50,000. During the third quarter of 2000, the Company paid $62,500 to a brokerage customer to settle a claim that alleged wrongdoing in execution of a trade.

     We may be exposed to certain liabilities and claims associated with our discontinued liquid waste business. In connection with the sale of ERRI, we remain contingently liable for certain environmental claims with a maximum exposure of $2.2 million. A portion of such potential claims is covered by insurance with a maximum deductible of $50,000 per occurrence. We believe such potential claims will not have a material adverse effect on our financial condition, results of operations, or cash flows.

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

* Filed herewith.

     (b) Reports on Form 8-K.

         The Company filed the following Reports on Form 8-K during the period covered by this Quarterly Report:

         -        Form 8-K dated July 13, 2000 reporting the disposition of
                  ERRI.

         -        Form 8-K dated July 14, 2000 reporting the acquisition of
                  Blackford.

         - Form 8-K/A dated September 12, 2000 amending the financial statements and proforma financial information portion of the Form 8-K dated July 14, 2000 reporting the acquisition of Blackford.

                                    PART III

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PINNACLE GLOBAL GROUP, INC.

                             By        /s/   ROBERT E. GARRISON II
                                    ------------------------------------
                                           Robert E. Garrison II
                                    President & Chief Executive Officer


                             By       /s/  Rick Berry
                                    ------------------------------------
                                                 Rick Berry
                                               Controller and
                                         Principal Financial Officer



DATE:    NOVEMBER 14, 2000