Form 10-K
period 2000-12-31
PINNACLE GLOBAL GROUP INC
filed 2001-04-02
CIK 1071341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, OR

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

                             600 TRAVIS, SUITE 2900
                              HOUSTON, TEXAS 77002
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)
       Registrant's telephone number, including area code: (713) 993-4610

                           5599 SAN FELIPE, SUITE 555
                              HOUSTON, TEXAS 77056
                 (Former address of principal executive offices)

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     As of March 23, 2001, the registrant had 15,199,703 outstanding shares of Common Stock, par value $0.01 per share, and at such date, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant was $29,939,180. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

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

================================================================================


                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                     PART I.

   Item 1.    Business..............................................................................     1

   Item 2.    Properties............................................................................    12

   Item 3.    Legal Proceedings.....................................................................    12

   Item 4.    Submission of Matters to a Vote of Security Holders...................................    12

                                    PART II.

   Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.............    13

   Item 6.    Selected Financial Data...............................................................    13

   Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations...............................................................    15

   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................    20

   Item 8.    Financial Statements and Supplementary Data...........................................    22

   Item 9.    Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure............................................................    47

                                    PART III.

   Item 10.   Directors and Executive Officers of the Registrant....................................    48

   Item 11.   Executive Compensation................................................................    48

   Item 12.   Security Ownership of Certain Beneficial Owners and Management........................    48

   Item 13.   Certain Relationships and Related Transactions........................................    48

                                    PART IV.

   Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K........................    49

                                     PART 1.

ITEM 1.   BUSINESS

GENERAL

         Pinnacle Global Group, Inc. ("Pinnacle"), provides a broad range of financial services through its wholly owned operating subsidiaries. Our financial services include institutional and retail brokerage, investment banking, merchant banking, trust related services and asset management. We serve a diverse group of institutional, corporate and individual clients.

         We are the successor issuer to TEI, Inc., which is now a wholly owned subsidiary. During 1995, 1996 and 1997, we disposed of all of TEI's operations other than its liquid waste business and the related facility located in Charlotte, North Carolina. The liquid waste business and the related facility were sold during 2000.

         From January 1997 through the first quarter of 1998, our management actively evaluated strategies and financial alternatives for maximizing shareholder value. In late April 1998, we reached an agreement in principle to combine with three Houston-based financial services firms. These firms were Harris Webb & Garrison, Inc., a full service regional investment banking, brokerage and financial services firm serving the southwestern United States, Pinnacle Management & Trust Company, a Texas state-chartered trust company and investment management firm, and Spires Financial, L.P., a regional institutional brokerage firm specializing in fixed-income securities and whole loan and loan servicing transactions.

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

         On January 31, 2000, we completed the merger of Harris Webb & Garrison, our investment banking subsidiary, with Sanders Morris Mundy Inc. Sanders Morris Mundy survived the merger, was renamed "Sanders Morris Harris Inc." and became our wholly owned subsidiary. In the Sanders merger, we issued 7,125,220 of our common shares to the former shareholders of the Sanders firm, increasing our total outstanding common shares to approximately 14.25 million. Sanders Morris Mundy was a twelve year-old investment banking and brokerage firm based in Houston, Texas, with branch offices in New York City, Denver and Chicago.

         In June 2000, our management decided to discontinue the operations of Spires. In July 2000, we reached an agreement to sell the business and other related assets to a company associated with a former officer and director of Pinnacle. In January 2001, the sale was completed.

         On June 30, 2000, we acquired Blackford Securities Corporation for 1,000,000 shares of the Company's common stock and $5.5 million in cash. Blackford Securities, based in Garden City, New York, specializes in providing prime brokerage services to investment partnerships and trade execution services for institutions.

         On October 2, 2000, we completed the acquisition of the Cummer/Moyers companies. The former owners of Cummer/Moyers received a total of 850,000 of the Company's common shares and may later earn up to an additional 150,000 common shares if the acquired operations meet or exceed specified performance levels. The Cummer/Moyers companies, based in Fort Worth, Texas consist of Cummer/Moyers Securities, a broker-dealer; and Cummer/Moyers Capital Advisors, a specialist in providing fixed income asset management primarily to individual clients.

         Pinnacle was incorporated in Texas in August 1998 in connection with the January 1999 combination. Our principal executive offices are located at 600 Travis, Suite 2900, Houston, Texas 77002, and our telephone number is (713) 993-4610.

         The historical financial information contained in this document for 1996 through 1998 does not include any results of operations or the financial position of our current businesses acquired in the January 1999 combination nor does it reflect the January 2000 Sanders merger, the June 2000 Blackford acquisition or the October 2000 Cummer/Moyers acquisition. Our operations prior to 1999 reflect only corporate activities and the results of our discontinued operations. The historical financial information contained in this document for 1999 relates to our financial condition after giving effect to the January 1999 combination and our results of operations include operations of the financial firms since the date of acquisition, January 31, 1999. The historical financial information contained in this document for 1999 and 2000 reflects the discontinuance of Spires and for 2000 reflects the Sanders merger and the Blackford and Cummer/Moyers acquisitions since the date of their respective acquisitions. The following description of our business includes the operations of the combined company after giving effect to the January 1999 combination, January 2000 Sanders merger, the June 2000 Blackford acquisition, and the October 2000 Cummer/Moyers acquisitions, except for our discontinued businesses.

BUSINESS STRATEGY

         Our business strategy is to (1) increase our asset management and trust business; (2) increase our capital markets activities; (3) improve the profitability of our brokerage operations; (4) enhance the range of financial services we offer our clients, and (5) supplement internal growth with strategic acquisitions. We believe certain cross-selling opportunities exist among the financial services firms, and certain unquantified potential operating efficiencies, will also be available. The principal elements of our business strategy are:

o INCREASE ASSET MANAGEMENT AND TRUST BUSINESS. We intend to grow the business by expanding our asset management and trust services related businesses by improving the interface between our asset management operations and our brokerage subsidiaries, and by increasing the assets under our management through acquisitions and internal growth.

o INCREASE CAPITAL MARKETS ACTIVITIES. We intend to increase our investment banking and merchant banking business by committing greater resources to, and by carefully focusing our investment research coverage on companies, industries and geographic regions that management believes offer the greatest opportunities. We also believe that consolidation within the investment banking industry will offer greater opportunities for high caliber firms that maintain their local and industry-specific focus.

o IMPROVE PROFITABILITY OF BROKERAGE OPERATIONS. We intend to improve the profitability of our brokerage operations primarily by hiring additional experienced and productive investment executives and by providing our financial advisors with specialized training as well as the product offerings, information systems, support and access to the services of each of our financial services companies.

o ENHANCE PERSONALIZED, HIGH-END SERVICE. We seek to provide excellent investment advice suited to each client. To that end, our financial services subsidiaries have traditionally sought to attract and retain clients by offering a high level of personal service. We intend to increase that commitment by providing our clients with advanced account and investment information systems, flexibility in determining appropriate fee schedules for certain services based upon the level of client needs, and by providing an array of investment and financial planning services.

o SUPPLEMENT GROWTH WITH STRATEGIC ACQUISITIONS. We plan to actively pursue opportunities to acquire or combine with other firms with complementary businesses to strengthen or expand our geographic or product offering base. We acted on this strategy by joining our firm with Sanders Morris Mundy in January 2000 and by acquiring Blackford in June 2000 and the Cummer/Moyers companies in October 2000. Our management believes that additional attractive acquisition opportunities exist, particularly among smaller, specialized regional financial firms that want to affiliate with a larger company while still retaining their identity and entrepreneurial culture. In addition, we believe that the consolidation trend in the financial services industry will allow us to hire proven financial professionals who prefer the ambience and opportunities inherent in a creative regional firm. Management believes that acquisitions may also allow us to realize cost benefits by leveraging our infrastructure.

SERVICES

         We provide our financial services through our operating subsidiaries - Sanders Morris Harris, Pinnacle Management & Trust, and Cummer/Moyers Capital Advisors. The financial services offered by each of these entities, which we refer to as "SMH", "PMT", and "CMCA" are described below.

SMH

         GENERAL. Sanders Morris Harris provides a range of financial services including institutional and retail brokerage, investment research, investment banking, merchant banking and market making. Additionally, SMH has organized and holds an interest in a number of proprietary funds that invest primarily in small to medium capitalization companies in a number of industries.

         PRIVATE CLIENT. Our strategic plan in the private client business is to attract and retain experienced financial advisors, especially those able to utilize our sophisticated investment programs. Our private client business is focused on high net worth individuals with whom we have developed and maintained relationships over time, including a core group of individual investors originally developed by the founders of Sanders Morris Mundy. As a full service broker, we offer our private clients brokerage services relating to corporate debt and equity securities, including the securities of companies followed by our research analysts, underwritings that we co-manage or in which we participate, private placements of securities in which we serve as placement agent, mutual funds, 401(k) plans, wrap-fee programs, money market funds, and insurance products. Commissions are charged on agency transactions in exchange-listed securities and securities quoted on the Nasdaq National Market or in the over-the-counter market. In addition to retail commissions, we generate fee revenue from asset-based advisory services and managed accounts where the charges are based on a percentage of the assets held in the client's account in lieu of commissions on a transaction-by-transaction basis.

         We provide our private clients with a broad range of services delivered in a personalized, service-oriented manner. In addition to recommending and effecting transactions in securities, we provide other services to our retail clients that include portfolio strategy, investment research service, financial planning, assistance in the sale of restricted securities and tax, trust and estate advice. Clients can access their personal portfolio on-line and use our extensive research library.

         At December 31, 2000, we had 142 Series 7-licensed individuals including 41 retail brokers who average over 15 years experience in the securities brokerage business. We generally do not hire inexperienced brokers or trainees to work as retail brokers. We believe we can attract and retain experienced brokers by providing them with a high level of support, a corporate culture that encourages performance, employee stock ownership, advanced technologies, competitive compensation packages, and the opportunity for them and their clients to participate in private placements and public offerings of securities we manage or underwrite.

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

         Our institutional clients include banks, retirement funds, mutual funds, endowments, investment advisors and insurance companies. We entered the institutional brokerage business in 1996 through the acquisition of Williams MacKay Jordan & Co., Inc., a Houston-based registered broker-dealer specializing in institutional sales and securities analysis.

         INVESTMENT RESEARCH. We use our proprietary equity research analysis to drive or assist a large portion of our business. This analysis is based on economic fundamentals, using tools such as price-to-earnings multiples, price-to-book value comparisons, both absolute and relative to historic norms, and our research department's own earnings forecasts. We intend to rely primarily on our own research rather than on research products purchased from outside research organizations. We believe that the services provided by our research department have a significant impact on our revenue-generating activities, including retail and institutional brokerage, market-making, and investment banking.

         FIXED INCOME BROKERAGE. Through our fixed income division, we provide brokerage services to institutional clients relating primarily to fixed-income securities, such as municipal securities, U.S. government and agency securities, mortgage-related securities, including those issued through Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp., and corporate investment-grade and high-yield bonds. Commissions are charged on all institutional securities transactions based on rates formulated by SMH. At December 31, 2000, our fixed income division consisted of 11 professionals.

         Rather than trading a wide variety of securities in direct competition with Wall Street firms, we have developed a niche strategy to proprietarily trade certain fixed-income securities, including U.S. government securities, certain mortgage related securities and collateralized mortgage obligations. In our trading activities, we generally deal with institutional clients. We buy round-lot and odd-lot positions, sell round-lot and odd-lot positions and act as market-maker in those positions. Many of our counterparties in these transactions are other broker-dealers. Our trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market. The size of the securities positions varies substantially depending on economic and market conditions, the allocation of capital among types of inventories, customer demands and trading volume.

         We are also active as a secondary market broker for residential, consumer and commercial loans, and derive revenue from the placement of mortgage loans and servicing.

         INVESTMENT BANKING AND UNDERWRITING ACTIVITIES. Our investment banking strategy is to build a balanced mix of corporate securities underwriting, private financings, and financial advisory services. We believe that the number and dollar amount of underwritings and private placements in which we participate will contribute significantly to increased public and industry awareness of our company, and will result in increased demand for our investment banking and corporate advisory services. In 2000, we acted as placement agent in 15 private placements, with gross proceeds totaling approximately $66 million, and acted as a co-managing underwriter in 3 public offerings with gross proceeds totaling approximately $93 million. At December 31, 2000, we had a total of 17 professionals performing investment banking services in Houston and New York.

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

         PROPRIETARY FUNDS. In January 1996, we organized Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund (Cayman), L.P., raising $38 million for investments primarily in private and public companies providing environmental or industrial services and related products, an area in which we have developed a specialty practice. In 1998, we organized a second investment fund, Environmental Opportunities Fund II, L.P. and Environmental Opportunities Fund II (Institutional), L.P., raising an additional $75 million for investments in the environmental services area. We then formed Corporate Opportunities Fund, L.P. and Corporate Opportunities Fund (Institutional), L.P. in 1998 with capital commitments of $48 million for investment principally in private companies and small public companies with enterprise values of less than $250 million, particularly those in the healthcare, technology, and medical industries. The Sanders Opportunities Funds, organized in February 2000 with initial investments totaling $7.4 million, for investments primarily in small to medium capitalization companies, both public and private, that we believe are significantly undervalued. At December 31, 2000, total investments in the Sanders Opportunities Funds at were $12 million. Our recently formed Life Sciences Opportunity Fund, L.P. is in the process of raising $10 million, of which $1.5 million has been contributed by PGG as of December 31, 2000.

         We hold an interest in these funds and also earn management and advisory fees based on a fixed percentage per annum of total commitments during the investment period of the fund (generally four years) and a fixed percentage of the limited partnership profit above specified hurdle rates. For the two Environmental Opportunities Funds and the Corporate Opportunities Fund, we receive 2% per annum of total commitments, and 20% of the limited partnership profits above specified hurdle rates. For the Sanders Opportunity Funds, we receive 1% per annum of total capital contributions, and 10% of the limited partnership profit above specified hurdle rates. We have agreed to compensate the managers of these funds and employees designated by the managers from 35% to 40% of our 20% and 10% back-end interests in the profits of these limited partnership funds. Over time, the Sanders fund is expected to receive additional money. We account for all of these funds using the equity method.

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

         MERCHANT BANKING. Our merchant banking activities focus on providing private equity capital for middle-market growth companies. These middle-market companies comprise a broad range of industries, including, among others, business services, communications, computing, distribution, direct marketing of electronic financial services, energy, information technology, Internet, media entertainment, retail, specialty chemicals and biotechnology. These transactions may take a variety of forms, such as buyouts, growth buildups, consolidation of several private companies in conjunction with public and private offerings, expansion capital and venture capital financings.

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

         Revenues from principal transactions depend on the general trend of prices and the level of activity in the securities market, employee skill in market-making activities and inventory size. Trading activities carried out as a principal require a commitment of capital, and create an opportunity for profit and risk of loss due to market fluctuations. At December 31, 2000, we made markets in the common stock or equity securities of 74 companies that were quoted on Nasdaq and in the over-the-counter market.

         The level of positions carried in our trading accounts fluctuates significantly depending on the firm's assessment of economic and market conditions, the allocation of capital among various stocks, client demand, underwriting commitments, and market trading volume. The aggregate value of our inventories is limited by certain net capital requirements under the Exchange Act. At December 31, 2000, trading inventories at SMH totaled $1.7 million.

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

     PRIME BROKERAGE. The brokerage industry has developed a service known as prime brokerage in which a customer maintains a cash or margin account with a prime broker to record transactions executed at one or more executing brokers. We provide trade execution, clearing, bookkeeping, reporting, custodial, borrowing, research and fund raising services for our prime brokerage customers. By providing these back office services to our customers, we allow them the opportunity to focus on managing assets and generating returns for their clients. At December 31, 2000, we had a total of three professionals performing prime brokerage services in New York.

PMT

         TRUST, ASSET MANAGEMENT AND RELATED SERVICES. Through PMT, we provide a variety of trust services, including investment management, estate settlement, retirement planning, mineral interest management, real estate, retirement plan and other administrative services, such as custody of assets and record keeping. We meet with each client to develop asset management strategies that are consistent with the client's needs and investment objectives. Consideration is given to the client's financial and investment objectives, risk tolerance, investment restrictions and time horizon. We believe this total investment management approach provides clients with increased diversification, reduced risk and greater control over their portfolios.

         We license trust accounting software that provides our clients with many additional benefits, including flexible statement packages and access to account information on the Internet through a link established between PMT's "home page" and the licensor of the software's database.

         Our revenues are derived mainly from asset management and fiduciary fees based on a percentage of assets under administration. At December 31, 2000, PMT had approximately $571 million of assets under administration. The management fee charged is based on a rate schedule that is changed from time to time. Rates vary depending on the services being provided and the amount of assets involved. We believe that this structure, as opposed to transactional commissioned-based arrangements, more closely aligns our interests with our clients and helps develop long-term client relationships.

CMCA

         ASSET MANAGEMENT SERVICES. Through CMCA, we provide investment management services to investors who prefer fixed-income securities as a major part of their investment portfolios. The portfolios are tailored to each client's financial and investment objectives, with a focus that can range from maximum potential yield to maximum potential security. Our revenues are derived primarily from asset management and fiduciary fees based on a percentage of assets under administration.

CLIENTS

         Clients of our broker dealer subsidiary, SMH, vary according to the nature of the services provided. Our retail brokerage services are generally focused on high net worth individuals. SMH's investment banking, underwriting, investment research and principal transaction activities are targeted at emerging and middle market companies throughout the United States. At December 31, 2000, we had over 500 institutional clients throughout the United States, Europe and Asia. These institutional clients consist mostly of pension funds, money managers, mutual and hedge funds, insurance companies, commercial banks and thrift companies.

         Our trust subsidiary, PMT, provided trust services to approximately 462 accounts at December 31, 2000. These clients consist mainly of high net worth individuals and their estates and trusts, 401(k) and other employee-directed company sponsored retirement plans and charitable and other non-profit corporations.

         Our investment advisory subsidiary, CMCA, provided asset management services to approximately 1,000 accounts at December 31, 2000. These clients consist mainly of high net worth individuals.

MARKETING

         The marketing efforts of our broker-dealer subsidiary, SMH, are conducted by an in-house staff of approximately 13 individuals at SMH's eight offices. SMH targets its client groups through mailings, telephone calls, in-person presentations and firm-sponsored workshops. Due to the nature of our business, our regional name recognition and the reputation of our management, business is obtained through referrals from other investment bankers or initiated directly by the client, as well as through senior level calling programs.

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

         CMCA, our investment advisor subsidiary, conducts its marketing and business development efforts on a company-wide basis. CMCA markets to specific client groups through mailings, telephone calls, multi-media client presentations and company-sponsored or co-sponsored workshops and seminars.

         We believe cross-selling opportunities exist among our various subsidiaries based on the relationships developed by the individual companies.

         Existing and potential clients can also gain a variety of information about our firm and services we provide through our websites at WWW.PINNACLEGLOBAL.COM, WWW.SMHHOU.COM, WWW.PINNACLETRUST.COM,
WWW.CUMMERMOYERS.COM, and WWW.BLACKFORDASSETS.COM.


RELATIONSHIP WITH CLEARING BROKERS

         Our broker-dealer subsidiary uses the services of clearing brokers. Currently, we clear transactions, and carry accounts for clients, primarily through the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation, a Credit Suisse First Boston Company under a fully disclosed clearing arrangement. Pershing serves as clearing broker in all transactions. We use other clearing brokers in addition to Pershing. These clearing brokers also provide us with information necessary to generate commission runs, transaction summaries, data feeds for various reports including compliance and risk management, execution reports, trade confirmations, monthly account statements, cashiering functions and handling of margin accounts. We believe these arrangements produce clearing costs that are competitive within the industry.

         We have uncommitted financing arrangements with our clearing brokers that finance our customer accounts, certain broker-dealer balances and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on our balance sheet for financial accounting reporting purposes, we have generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts. Therefore, we retain risk on these accounts. We are required to maintain certain cash or securities on deposit with our clearing broker.

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

         Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management. Consequently, significant fluctuations in the values of securities, which can occur with changes in interest rates or changes in other economic factors, may materially affect the amount of assets under management, and thus, our revenues and profitability.

         The value of fixed-income securities owned by the Company may fluctuate as interest rates change. As interest rates decrease, the prices of fixed-income securities may increase, partially reflecting the increased demand for securities with higher coupon rates. As interest rates increase, fixed-income securities may tend to decrease in value reflecting the availability of newer securities with higher coupon rates. Commission revenue may also be affected by changes in interest rates and any resulting indirect impact on the value of fixed-income securities.

         The recent abrupt downturn in the economy, as well as in the overall stock market has had a negative impact on our equity commission revenues and on underwriting fees derived from public offerings. Additionally, as stock prices decline, our assets under management typically diminish in value, which, in turn results in reduced asset management fees. The decline in overall stock prices and the reduction in interest rates has caused many investors to shift a portion of their investment portfolios into fixed income securities. This reallocation has had a positive impact on that portion of our business that derives its income from fixed income securities. Traditionally, the recent actions taken by the Federal Reserve to lower interest rates have worked to stimulate the economy. We believe that a stronger economy will be favorable to our equity business.

COMPETITION

         Our financial services business and the securities business in general are highly competitive. The principal competitive factors influencing our financial services business are:

         o  professional staff,
         o  reputation in the marketplace,
         o  existing client relationships, and
         o ability to commit capital to client transactions and mix of market capabilities.

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

GOVERNMENT REGULATION

         The securities industry is one of the nation's most extensively regulated industries. The SEC is responsible for carrying out the federal securities laws and serves as a supervisory body over all national securities exchanges and associations. The regulation of broker-dealers has to a large extent been delegated by the federal securities laws to Self Regulatory Organizations, called "SROs". These SROs include, among others, all the national securities and commodities exchanges and the NASD. Subject to approval by the SEC and certain other regulatory authorities, SROs adopt rules that govern the industry and conduct periodic examinations of the operations of our broker-dealer subsidiary. Our broker-dealer subsidiary is also subject to regulation under the laws of the states, Puerto Rico and certain foreign countries in which it is registered to conduct securities, investment banking, insurance or commodities business. Broker-dealers are subject to regulations that cover all aspects of the securities business, including:

         o  sales methods,
         o  trade practices among broker-dealers,
         o  use and safekeeping of clients' funds and securities,
         o  capital structure of securities firms,
         o  record-keeping,
         o  reporting requirements,
         o supervisory and organizational procedures intended to ensure compliance with securities laws, including the prevention of unlawful trading on material nonpublic information,
         o employee-related matters, including qualification and licensing of supervisory and sales personnel,
         o limitations on extensions of credit in securities transactions,
         o  clearance and settlement procedures,
         o requirements for the registration, underwriting, sale and distribution of securities, and
         o compliance with the rules of the self regulatory organizations designed to promote high standards of commercial honor and just and equitable principles of trade.

         Many of these regulations involve the relationship between broker-dealers and their clients including, in some instances, "suitability" determinations as to certain client transactions, limitations on the amounts that may be charged to clients, timing of proprietary trading in relation to clients' trades and disclosures to clients. Violations of any of these customer regulations or other applicable regulations can lead to revoking broker-dealer licenses, imposing censures or fines or suspending or terminating a firm, its officers or employees.

         As a registered broker-dealer, our brokerage subsidiary is subject to certain net capital requirements of Rule 15c3-1 under the Exchange Act. The net capital rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by other regulatory bodies, and ultimately may require its liquidation. Further, a decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum capital requirements, could cause material adverse consequences to the broker-dealer. For example, the net capital requirements prohibit payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and payments in respect of subordinated indebtedness principal if thereafter net capital would be less than required levels.

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

         Compliance with the SEC's net capital requirements could limit those operations of our brokerage subsidiaries that requires intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital, which, in turn, could limit our ability to pay dividends, and redeem or purchase shares of our outstanding common stock. We are in compliance with the net capital requirements.
         Our brokerage subsidiary is also subject to "Risk Assessment Rules" imposed by the SEC, which require that certain broker-dealers maintain and preserve certain information, prescribe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain "Material Associated Persons" (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to SEC regulation. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over our unregulated subsidiaries either directly or through its existing authority over our regulated subsidiaries.

         As a registered investment advisor under the Investment Advisers Act, CMCA is subject to the requirements of regulations under both the Investment Advisers Act and certain state securities laws and regulations. Such requirements relate to, among other things, (1) limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, (2) record-keeping and reporting requirements, (3) disclosure requirements, (4) limitations on principal transactions between an advisor or its affiliates and advisory clients, and (5) general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under federal securities laws.

         As a registered investment adviser under the Investment Advisers Act, CMCA is subject to regulations which cover various aspects of CMCA's business, including compensation arrangements. Under the Investment Advisors Act, every investment advisory agreement with CMCA's clients must expressly provide that the agreement may not be assigned by the investment adviser without the client's consent. Under the Investment Company Act, every investment adviser's agreement with a registered investment company must provide for the agreement's automatic termination if it is assigned. Under both the Investment Advisers Act and the Investment Company Act, an investment advisory agreement is deemed to have been assigned when there is a direct or indirect transfer of the agreement, including a direct assignment or a transfer of a "controlling block" of the firm's voting securities or, under certain circumstances, upon the transfer of a "controlling block" of the voting securities of its parent corporation. A transaction is not, however, an assignment under the Investment Advisers Act or the Investment Company Act if it does not result in a change of actual control or management of the investment adviser. Any assignment of CMCA's investment advisory agreements would require, as to any registered investment company client, the prior approval of PGG, and as to CMCA's other clients, the prior consent of such clients.

         Under the National Securities Markets Improvement Act of 1996 and the Investment Advisors Supervision Coordination Act, investment advisors, such as CMCA, with less than $25 million of investment advisory assets under management (excluding discretionary accounts and separate partnerships), are regulated by the securities administrators of the states in which they offer investment advisory services. SMH and CMCA are registered as investment advisors with the SEC.

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

         While we believe PMT is in material compliance with these laws, rules and regulations, PMT may not be able to continue compliance in the future, or these laws, rules or regulations may change adversely, either of which could have a material adverse effect on PMT. Any noncompliance could have a material adverse effect on us. Our ability to comply with laws relating to our financial service business depends upon establishing and maintaining an effective compliance system to monitor compliance, and our ability to attract and retain qualified compliance personnel.

RISKS ASSOCIATED WITH DISCONTINUED OPERATIONS

         From 1995 through 1997, we disposed of all of TEI's operating businesses other than its liquid waste business. In the December 1997 sale of assets of a former subsidiary, the purchaser agreed to complete customer contracts of the subsidiary in process at the time of sale. We remained primarily liable to complete the contracts, and agreed to reimburse the purchaser if its aggregate completion costs exceeded the aggregate contract price. During 2000, we recorded losses of $300,000 related to the costs of contract completion. Management expects to make a final payment of approximately $250,000 during 2001 to reimburse the purchaser for completion costs.

         As a result of our decision to focus on the financial services industry, we discontinued our liquid waste business effective December 31, 1998. We disposed of the assets and liabilities of the business in July 2000. In conjunction with the disposition, we recorded a provision for loss of $600,000 during the second quarter of 2000. Until January 2002, we remain contingently liable for potential environmental claims with a maximum exposure of $2.2 million. A portion of such potential claims is covered by insurance with a maximum deductible of $50,000 per occurrence. However, we are not aware of the existence of any such environmental claims at December 31, 2000. Even so, it is reasonably possible that we will need to record additional loss provisions on the disposition of Energy Recovery Resources, Inc. ("ERRI") in future periods based on potential post-closing claims.

         Spires Financial, L.P.'s ("Spires") operations were discontinued in June 2000 due to changes in the mortgage-backed securities market resulting from interest rate increases and departures of certain key individuals. Spires incurred net losses of $10.8 million during 2000, including goodwill impairment of $8.3 million and $2.5 million, net of tax, for operating losses, abandoned leases, and other expenses. The Company retained cash and other assets, consisting of receivables from broker-dealers and clearing organizations, deposits with clearing brokers, and securities owned, but the other assets and liabilities of Spires, including proprietary software, databases, and property were held for sale at December 31, 2000 and sold in January 2001.

EMPLOYEES

         At December 31, 2000, we had 216 employees. Of these employees, 41 were engaged in retail brokerage, 37 in institutional sales and trading, 16 in fixed income sales, 17 in investment banking, 18 in securities analysis and research, three in prime brokerage, 15 in trust services, three in systems development and support and 66 in accounting, administration and support operations. None of our employees are subject to collective bargaining agreements. We believe our relations with our employees generally are good.

RISK MANAGEMENT

         Our financial services business involves substantial risks of liability. From time to time, we or our operating subsidiaries may be named as a defendant in civil litigation and arbitration arising from our business activities as a broker-dealer, fiduciary or in connection with our investment management functions. The plaintiffs in such litigation or arbitration may allege misconduct on the part of our investment or trust executives, claiming, for example, that investments sold to the plaintiffs were unsuitable for their portfolios, or that the investment executives engaged in excessive trading in the plaintiffs' accounts. While historically we have not incurred material liability in litigation or arbitration, substantial liabilities in connection with such matters may occur in the future.

         In recent years, there has been a substantial amount of litigation involving the securities industry, including class action lawsuits that generally seek substantial damages and other suits seeking punitive damages. Companies engaged in the underwriting of securities, including our company, are subject to substantial potential liability, including material misstatements or omissions in prospectuses and other communications in underwritten offerings of securities or statements made by securities analysts, under federal laws, such as Rule 10b-5 under the Exchange Act and Section 11 of the Securities Act and similar state statutes and common law doctrines. The risk of liability may be higher for an underwriter, which is active in the underwriting of securities offerings for emerging and middle-market companies due to the higher degree of risk and volatility associated with the securities of those companies.

         The defense of these or any other lawsuits or arbitrations may divert the efforts and attention of management and staff and those of our subsidiaries from other responsibilities, and we may incur significant legal expense in defending such litigation or arbitration.

ITEM 2.  PROPERTIES

         We lease office facilities in Houston (two locations), Ft. Worth area (two locations), and Dallas, Texas; New York, New York; Morris Plains, New Jersey; Chicago, Illinois; Denver, Colorado and Jackson, Mississippi, aggregating approximately 50,000 square feet. One of our Houston leases expires in 2002, and the other in 2004. Our other leases expire between 2001 and 2007 including the Ft. Worth lease in 2003, the Dallas lease in 2006, the Morris Plains leases in 2007, the Chicago and Denver leases in 2001, and the Jackson lease in 2001. The leases are on rental and other terms that we believe are commercially reasonable. We believe our existing facilities are well maintained and adequate for existing and planned operations.

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations. We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's security holders during the fourth quarter ended December 31, 2000.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "PING." Our common stock began trading on January 29, 1999. Prior to that time, there was no established public trading market for our common stock. As a result of the January 1999 combination, we became the successor issuer to TEI, Inc. whose common stock was traded on the Nasdaq National Market under the symbol "TANK." The TEI common stock began trading on June 19, 1991 and was removed from quotation on the Nasdaq National Market on January 28, 1999. In connection with the combination, each outstanding share of TEI common stock was converted into 0.25 of a share of our common stock, with just over 50% of our outstanding common shares being issued to TEI's former shareholders. The following table sets forth the quarterly high and low sale prices of our common stock during 2000 and 1999 for the calendar quarters indicated, and after giving effect to the one for .25 share exchange of the TEI common stock effected in connection with the combination, each as reported on the Nasdaq National Market:


         CALENDAR PERIOD                                                                HIGH     LOW
         ---------------                                                                ----     ---

         2000:
                  First Quarter.........................................................5 1/8    2 7/8
                  Second Quarter........................................................4 1/8    3
                  Third Quarter.........................................................6 1/2    3 5/8
                  Fourth Quarter........................................................6 3/4    3 1/4

         1999:

                  First Quarter.........................................................9        5 1/16
                  Second Quarter........................................................6 1/4    4 1/2
                  Third Quarter.........................................................6        4 1/2
                  Fourth Quarter........................................................5 3/4    3 7/8


         At March 22, 2001, there were 319 record holders of our common stock. To date, we have not paid cash dividends on our common stock. It is our policy to continue to retain earnings for use in our operations and to fund our future activities.


RECENT SALES OF UNREGISTERED SECURITIES

         On October 2000, we issued a total of 850,000 of our common shares in connection with the Cummer/Moyers acquisition. Under the agreement governing the acquisition, we could be obligated to issue up to an additional 150,000 of our common shares if certain performance criteria are met by the acquired Cummer/Moyers companies. The acquired broker-dealer Cummer/Moyers companies have been since merged into SMH, our investment banking subsidiary, while the acquired investment advisor company continued as a separate wholly owned subsidiary. The shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act. Each of the former shareholders of the acquired Cummer/Moyers companies agreed not to sell or transfer its Pinnacle shares issued in the acquisition until after October 2, 2001. The former Cummer/Moyers shareholders were granted "piggyback" registration rights with respect to the shares issued or to be issued in the transaction, which become effective once the one year lock-up period expires.

ITEM 6.  SELECTED FINANCIAL DATA

         The following data for 1996 through 1998 reflects our historical operating results and financial condition prior to the January 1999 combination and the subsequent mergers and acquisitions, and does not include any historical operating results or financial condition data of any of the financial service firms for those periods. The following data for 1999 reflects (1) our results of operations, including the operations of HWG and PMT acquired in the January 1999 combination, from January 31, 1999 through December 31, 1999 and (2) our financial condition after giving effect to the January 1999 combination. The data for 2000 includes the results of operations of HWG and PMT for the entire period.

The results for SMM, Blackford, and the Cummer/Moyer companies are included from the dates of merger, January 31, 2000; June 30, 2000; and October 2, 2000, respectively.

         As more fully described in Notes 1 and 10 to the Consolidated Financial Statements, all of our businesses owned through TEI have been sold.

         The statement of operations data for all periods reflects Energy Recovery Resources' liquid waste operations as discontinued. Periods prior to 1997 reflect the operations of the Tank Testing Group, Engineered Systems, Inc. and Mankoff, Inc. as discontinued. The balance sheet and statement of operations data for 1999 and 2000 reflect Spires as discontinued. Accordingly, the historical selected financial data is not indicative of future operations.

         The following data should be read together with the Consolidated Financial Statements and their related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included later in this Report.


                                                                                    YEAR ENDED DECEMBER 31,
                                                                       (in thousands except share and per share amounts)


                                                          2000            1999            1998            1997            1996
                                                                     (RECLASSIFIED)
                                                  -------------- ------------------ ------------ -------------- ------------------

STATEMENT OF OPERATIONS
  Total revenues                                  $     43,866    $      8,430    $      1,524    $      1,530    $        910
  Income (loss) from
    continuing operations                                2,111          (3,725)            106               4            (456)
  Income (loss) from
    discontinued operations
    net of tax                                         (11,734)           (969)         (4,077)         (2,786)          1,211
                                                  -------------- ------------------ ------------ -------------- ------------------
  Net income (loss)                               $     (9,623)   $     (4,694)   $     (3,971)   $     (2,782)   $        755
                                                  ============== ================== ============ ============== ==================
  Basic and diluted earnings(loss)
    per share
      From continuing
         operations                               $       0.15    $      (0.55)   $       0.03    $       0.00    $      (0.13)
      From discontinued
         operations                                      (0.84)          (0.14)          (1.14)          (0.78)           0.34
                                                  -------------- ------------------ ------------ -------------- ------------------
      Net earnings (loss)
         per share                                $      (0.69)   $      (0.69)   $      (1.11)   $      (0.78)   $       0.21
                                                  ============== ================== ============ ============== ==================
  Weighted average shares
      outstanding                                   13,951,787       6,828,378       3,562,753       3,561,003       3,559,253
                                                  ============== ================== ============ ============== ==================





                                                                               AS OF DECEMBER 31,
                                                  --------------------------------------------------------------------------------
                                                                        1999
                                                         2000       RECLASSIFIED         1998            1997            1996
                                                  -------------- ------------------ ------------ -------------- ------------------

BALANCE SHEET DATA:
Cash and cash equivalents                              $25,059         $10,495         $13,293         $12,810         $11,422
Securities                                              13,818          89,052          14,638          15,336          18,426
Total assets                                            99,214         297,907          34,995          39,043          43,034
Total liabilities                                        9,102         240,330           1,295           1,378           2,601
Minority interests                                         186               -               -               -               -
Shareholders' equity                                    89,926          57,577          33,700          37,665          40,433


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read together with the Consolidated Financial Statements and their related notes and "Selected Financial Data" included later in this Annual Report.


GENERAL

         We provide diversified financial services through our subsidiaries, including institutional and retail brokerage, investment banking, merchant banking, trust related services and asset management. All of these activities are highly competitive and are sensitive to many factors outside our control, including those factors listed under "Factors Affecting Forward-Looking Statements."

         We closely monitor our operating environment to enable us to respond promptly to market cycles. In addition, we seek to lessen earnings volatility by controlling expenses, increasing fee-based business and developing new revenue sources. Nonetheless, operating results of any individual period should not be considered representative of future performance.

         We are the successor issuer to TEI, Inc., which is now a wholly owned subsidiary. During 1995, 1996 and 1997, we disposed of all of its operations other than its liquid waste business and the related facility located in Charlotte, North Carolina. The liquid waste business and the related facility were sold during 2000.

         From January 1997 through the first quarter of 1998, our management actively evaluated strategies and financial alternatives for maximizing shareholder value. In late April 1998, we reached an agreement in principle to combine with three Houston-based financial services firms. These firms were Harris Webb & Garrison, Inc., a full service regional investment banking, brokerage and financial services firm serving the southwestern United States; Pinnacle Management & Trust, a Texas state-chartered trust company and investment management firm; and Spires Financial, L.P., a regional institutional brokerage services and investment banking firm specializing in fixed-income securities and whole loan and loan servicing transactions.

         On January 29, 1999, TEI completed its combination with Harris Webb & Garrison, Pinnacle Management & Trust and Spires Financial, with Pinnacle Global Group emerging as the new public holding company. In the combination, just over 50% of our outstanding common shares were issued to TEI's former shareholders in exchange for their TEI common shares, and slightly less than 50%, of 3,562,500 common shares, were issued to the former owners of the financial services firms.

         On January 31, 2000, we completed the merger of Harris Webb & Garrison, our investment banking subsidiary, with Sanders Morris Mundy Inc. Sanders Morris Mundy survived the merger, was renamed "Sanders Morris Harris Inc." and became our wholly owned subsidiary. In the Sanders merger, we issued 7,125,220 of our common shares to the former shareholders of the Sanders firm, increasing our total outstanding common shares to approximately 14.25 million. Sanders Morris Mundy was a twelve year-old investment banking and brokerage firm based in Houston, Texas with branch offices in New York City, Denver and Chicago.

     Spires' operations were discontinued in June 2000 due to departures of certain key employees and changes in the mortgage-backed securities market resulting in part from interest rate increases. The Company retained cash, receivables from broker-dealers, deposits with clearing brokers, and securities owned, but the other assets and liabilities of Spires, including proprietary software, databases, and property, were held for sale at December 31, 2000 and sold in January 2001.

     On June 30, 2000, we acquired Blackford Securities Corporation, for 1,000,000 shares of our common stock and $5.5 million in cash. Blackford, based in Garden City, New York, specializes in providing prime brokerage services to investment partnerships and execution services to institutions.

     On October 2, 2000, we acquired the Cummer/Moyers companies. The former owners of Cummer/Moyers received a total of 850,000 of our common shares and may later earn up to an additional 150,000 common shares if the acquired operations meet or exceed specified performance levels. The Cummer/Moyers companies, based in Fort Worth, Texas consist of Cummer/Moyers Securities, a broker-dealer; and Cummer/Moyers Capital Advisors, a specialist in providing fixed income investment portfolios to institutional and individual clients (collectively, "Cummer/Moyers").

         The historical financial information contained in this document for 1996 through 1998 does not include any results of operations or the financial position of our current businesses acquired in the January 1999 combination nor does it reflect the January 2000 Sanders merger, the June 2000 Blackford acquisition or the October 2000 Cummer/Moyers acquisition. Our operations prior to 1999 reflect only corporate activities and the results of our discontinued operations. The historical financial information contained in this document for 1999 related to our financial condition after giving effect to the January 1999 combination and our results of operations include operations of the financial firms since the date of acquisition, January 31, 1999. The historical financial information contained in this document for 1999 and 2000 reflects the discontinuance of Spires. The following description of our business includes the operation of the combined company after giving effect to the January 1999 combination, the January 2000 Sanders merger, the June 2000 Blackford acquisition, and the October 2000 Cummer/Moyers acquisitions, except for our discontinued businesses.

COMPONENTS OF REVENUES AND EXPENSES

         REVENUES. Our revenues are comprised primarily of (1) commission revenue from retail and institutional brokerage transactions, fees from asset-based advisory services, and principal and agent transactions, (2) investment banking revenue from corporate finance fees, mergers and acquisitions fees and merchant banking fees and (3) fees from asset management and fiduciary services. We also earn interest on the cash held and dividends received from the equity securities held by us for our corporate capital accounts and have gains (or losses) in our inventory account. Interest income results from interest earned on our inventories of fixed-income securities prior to sale and from interest and dividends earned on investments in our capital accounts. Other sources of revenue include revenue earned from gains on the sale of securities held in our corporate accounts, and from realized and unrealized gains (or losses), on securities in our possession.

         EXPENSES. Our expenses consist of (1) compensation and benefits, (2) brokerage and clearing costs, (3) interest expense and (4) other expenses. Compensation and benefits is our largest expense item and includes wages, salaries, commissions to retail and institutional brokers and investment and merchant bankers, and benefits. During 2000, compensation and benefits represented 61% as a percentage of total expenses, and 55% as a percentage of total revenues. Compensation and benefits have both a variable component based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, trading desk incentives, and management compensation. Retail and institutional commissions are based on a competitive commission schedule. The investment banking group and the research group receive a salary and discretionary bonus as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.

         Brokerage and clearance expenses include clearing and settlement costs associated with the retail and institutional brokerage business at SMH. SMH clears its transactions primarily through the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation, a Credit Suisse First Boston Company and other clearing brokers.

         Other expenses include (1) occupancy and equipment expenses, such as rent and utility charges for facilities, and (2) communications and data processing expense, such as third-party systems, data, and software program providers.

         Amortization expense reflects the amortization of the goodwill created through the combination of the three financial services firms, and through subsequent mergers and acquisitions.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Our financial results for the year ended December 31, 2000 include the results of operations of TEI, HWG, and PMT for the entire period. The results for SMM, Blackford and Cummer/Moyers are included from the dates of merger, January 31, 2000, June 30, 2000 and October 2, 2000, respectively. During the comparable period in 1999, our financial statements reflect the operating results from TEI for the entire period, and the results from HWG and PMT from January 29, 1999 to December 31, 1999. The operations of Spires for all periods since its January 1999 acquisition date have been reclassified as discontinued. Therefore, the results of operations for the year ended December 31, 2000 are not comparable to the results for the same period in 1999.

         Total revenues increased to $43.9 million in 2000 from $8.4 million in 1999 principally due to the mergers with SMM in January 2000, Blackford in June 2000 and Cummer/Moyers in October 2000. Total expenses for the period were $38.1 million, compared to $9.6 million in the prior year due to the compensation and benefits paid to employees who joined the Company as a result of the SMM, Blackford and Cummer/Moyers mergers. Income from continuing operations increased to $2.1 million in 2000 from a loss of $3.7 million during 1999. Basic and diluted income (loss) per share from continuing operations was $0.15 per share in 2000, compared to ($0.55) per share for 1999.

         Commissions revenue increased to $18.5 million in 2000 from $2.9 million in 1999 primarily as a result of the addition of approximately 18,000 brokerage accounts serviced by SMH and C/M. In 1999, HWG serviced approximately 3,000 accounts. Principal transactions revenue totaled $2.1 million in 2000 compared to $250,000 in 1999. SMH made markets in the common stock or equity securities of 74 companies during 2000. In 1999, HWG made markets in the common stock or equity securities of approximately twenty companies. Investment banking revenue rose to $13.5 million in 2000 from $1.6 million in 1999. During 2000 SMH acted as a placement agent in 15 private placements and as a co-managing underwriter in three public offerings raising total gross proceeds of approximately $159 million. Interest and dividends climbed to $2.4 million in 2000 from $1.0 million in 1999 primarily as a result of the addition of the SMH securities portfolio. Other income totaled $2.1 million in 2000 compared to $611,000 in 1999. Fiduciary, custodial and advisory fees rose to $5.3 million in 2000 from $2.0 million in 1999 due to an increase in the number of fee-based accounts and an increase in the market value of assets under management at PMT (approximately $571 million at December 31, 2000), the addition of fee-based accounts through the acquisition of C/M, and $2.6 million in management and advisory fees SMH earned from its investments in limited partnerships.

         Employee compensation and benefits totaled $23.1 million in 2000, compared to $5.9 million in 1999. Based on the merger with SMH and the acquisitions of Blackford and C/M total employees increased from 108 at December 31, 1999 to 216 at December 31, 2000. Floor brokerage, exchange and clearance fees rose to $2.5 million in 2000 from $449,000 in 1999. Communications and data processing expenses increased to $2.8 million in the current year from $368,000 in 1999 as a result of increased trading volumes at SMH, Blackford and C/M. Occupancy costs totaled $2.8 million in 2000, compared to $682,000 in the previous year. The Company leases office space in eleven offices throughout the United States. Such increases were the result of the merger with SMH and the acquisitions of Blackford and C/M. Amortization of intangible assets increased to $1.6 million in the current year from $529,000 in the prior year due to the addition of goodwill in connection with the merger and acquisitions during 2000. Other general and administrative expenses rose to $5.3 million during 2000 from $1.7 million in the same period last year as a result of mergers and acquisitions during 2000.


         The effective tax rate from continuing operations was 56% for the year ended December 31, 2000 compared to 216% for the year ended December 31, 1999. The effective tax rate in 2000 exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization and state income taxes. The rate in 1999 was affected by nondeductible goodwill amortization and an increase in the valuation allowance for deferred tax assets that do not meet the more likely than not criteria for recognition as discussed above.


         Losses from discontinued operations, net of tax, were $11.7 million in 2000, compared to 969,000 in 1999. The loss from discontinued operations in 2000 consists of $600,000 related to the July 2000 sale of Energy Recovery Resources, Inc. ("ERRI"); $300,000 associated with additional costs incurred to complete customer contracts related to the 1997 sale of Engineered Systems, Inc. ("ESI"); and $10.8 million related to Spires that included an $8.3 million charge for impairment of goodwill and $2.5 million, net of tax, for operating losses, abandoned leases, and other expenses.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Total revenues for the year ended December 31, 1999 were $8.4 million compared to $1.5 million in 1998. The increase in revenues was due to the acquisition of the three financial services firms on January 29, 1999. Total expenses for the period were $9.6 million compared to $1.4 million in the previous year. Loss from continuing operations was $3.7 million in 1999 compared to income of $106,000 in the previous year.

         Provision for income taxes was $2.5 million compared to $54,000 in the previous year. The provision in 1999 included a $2.8 million charge to provide a valuation allowance for deferred tax assets that do not meet the more likely than not criteria for recognition. While the charge is included in continuing operations, these deferred tax assets resulted from losses and tax basis differences from the Company's discontinued operations. Loss from continuing operations, net of tax, was $3.7 million compared to income of $106,000 in the previous year. Loss from discontinued operations, net of tax declined to $1,400,000 from $2.7 million in 1998. Gain from disposition of discontinued operations, net of tax, was $865,000 in 1999 compared to a loss of $1.3 million in 1998. Basic and diluted income (loss) per share from continuing operations was $(0.55) in 1999 compared to $0.03 per share for the year ended December 31, 1998.


         Commissions revenue in 1999 was $2.9 million principally from retail and institutional brokerage operations at HWG. Principal transactions revenue was $250,000 consisting primarily of trading gains, net of hedging costs. Investment banking revenue was $1.6 million primarily from investment banking fees earned from advisory services and private security offerings. Fiduciary, custodial and advisory fees were $2.0 million earned primarily from fee-based account business at PMT. Interest and dividend income declined to $1.0 million in 1999 from $1.5 million in 1998, primarily due to a reduction in the amount of securities invested in interest-bearing securities in 1999.

         Employee compensation and benefits increased from $453,000 in 1998 to $5.9 million in 1999 mainly due to additional employees in connection with the January 1999 combination. Floor brokerage, exchange and clearance fees totaled $449,000 during 1999. Communications and data processing costs were $368,000 in 1999, compared to $22,000 in 1998. The increase was primarily related to upgrades in technology and services, including quotes and market data services. Occupancy costs increased from $75,000 in 1998 to $682,000 in 1999, primarily due to rent expense for office and equipment leases of the financial services firms.

         The effective tax rate from continuing operations during the year ended December 31, 1999 was 216% compared to 34% for the year ended December 31, 1998. The rate in 1999 was affected by nondeductible goodwill amortization and an increase in the valuation allowance for deferred tax assets that do not meet the more likely than not criteria for recognition as discussed above.

         Losses from discontinued operations, net of tax, were $969,000 in 1999 compared to a loss of $4.1 million in 1998. The loss from discontinued operations in 1999 consists of $933,000, net of tax, related to a revision of the estimated loss on the disposition of ERRI, offset by income from discontinued operations related to Spires of $829,000, and $865,000 related to a revision of our obligation to fund the cost to complete customer contracts in connection with the December 1997 sale of ESI and an increase in the related reserve against amounts due from customers that may not be collected.

LIQUIDITY AND CAPITAL RESOURCES

         We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we held before the January 1999 combination. At December 31, 2000, we had approximately $25.1 million in cash and cash equivalents, which together with liquid assets, consisting of receivables from broker-dealers and clearing organizations, deposits with clearing brokers, securities owned, and securities available for sale represented about 41% of our total assets at year-end.

         For the year ended December 31, 2000, net cash provided by operations totaled $6.9 million versus net cash used in operations of $3.8 million during 1999. Current year cash provided by operations is the result of increases in working capital changes and other adjustments totaling $16.5 million offset by a net loss of $9.6 million. As part of our discontinuance of Spires in 2000, we liquidated the assets of Spires, which consisted principally of marketable securities and receivables from broker-dealers. The liquidation of the Spires' assets resulted in an increase in working capital for the Company.

         Capital expenditures for 2000 were $854,000, mainly from the purchase of furniture and computer equipment and software, as well as for leasehold improvements, necessary for our growth. We paid approximately $5.8 million for acquisitions, including $5.5 million paid to the former owners of Blackford. In conjunction with the sale of ERRI, we received a cash payment of $3.1 million. During 2000, we reacquired 802,000 of our common shares at a total cost of approximately $3.2 million.

         At December 31, 2000, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

         We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations. We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our financial condition, results of operations, or cash flows.

         We may be exposed to certain liabilities and claims associated with our discontinued liquid waste business. In connection with the sale of ERRI, we remain contingently liable for potential environmental claims with a maximum exposure of $2.2 million until January 2002. However, at December 31, 2000, we are not aware of the existence of any such environmental claims. A portion of such potential claims is covered by insurance with a maximum deductible of $50,000 per occurrence. We believe such potential claims will not have a material adverse effect on our financial condition, results of operations, or cash flows.

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

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, (the "Acts"). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for the Company's services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions and
(9) demand for the Company's services. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

         The recent abrupt downturn in the economy, as well as in the overall stock market has had a negative impact on our equity commission revenues and on underwriting fees derived from public offerings. Additionally, as stock prices decline, our assets under management typically diminish in value, which, in turn results in reduced asset management fees. The decline in overall stock prices and the reduction in interest rates has caused many investors to shift a portion of their investment portfolios into fixed income securities. This reallocation has had a positive impact on that portion of our business that derives its income from fixed income securities. Traditionally, the recent actions taken by the Federal Reserve to lower interest rates have worked to stimulate the economy. We believe that a stronger economy will be favorable to our equity business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

         The following discussion relates to our market risk sensitive instruments as of December 31, 2000, and thus, includes such instruments held by SMH and PMT.

SMH

         SMH's trading equity securities are marked to market. At December 31, 2000, SMH's trading equity and debt securities were recorded at a fair value of $1.7 million and $401,000, respectively. These trading equity securities are subject to equity price risk. This risk would amount to $170,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities. The actual equity price risk related to the trading equity securities may differ substantially.

         SMH's market making, investing, and underwriting activities often involve the purchase, sale, or short sale of securities and expose its capital to significant risks, including market risk, equity price risk, and credit risk. Market risk represents the potential loss we may incur as a result of absolute and relative price movements, price volatility, and changes in liquidity in financial instruments due to many factors over which we have virtually no control. SMH's primary market risk arises from the fact that it owns a variety of investments that are subject to changes in value and could result in material gains or losses. SMH also engages in proprietary trading and makes dealer markets in equity securities. In doing this, SMH may be required to maintain certain amounts of inventories in order to facilitate customer order flow. SMH is exposed to equity price risk due to changes in the level and volatility of equity prices primarily in Nasdaq and over-the-counter markets. Changes in market conditions could limit SMH's ability to resell securities purchased or to purchase securities sold short. Direct market risk exposure to changes in foreign exchange rates is not material.

         SMH seeks to cover its exposure to market and equity price risk by limiting its net long and short positions and by selling or buying similar instruments. In addition, trading and inventory accounts are monitored on an ongoing basis, and SMH has established position limits. Position and exposure reports are prepared at the end of each trading day and are reviewed by traders, trading managers, and management personnel. These reports show the amount of capital committed to various issuers and industry segments. Securities held in SMH's investment portfolio are guided by an investment policy and are reviewed on a regular basis.

         Credit risk represents the amount of accounting loss SMH would incur should counterparties to its proprietary transactions fail to perform their contractual obligations, such as delivery of securities or payment of funds. This risk depends primarily on the credit worthiness of the counterparty. SMH seeks to control credit risk by following an established credit approval process, monitoring credit limits and requiring collateral where appropriate.

         SMH monitors its market and counterparty risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which it is exposed. SMH has established various committees to assess and to manage risk associated with its investment banking and other activities. The committees review, among other things, business and transactional risks associated with potential clients and engagements. SMH seeks to control the risks associated with its investment banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.


         At December 31, 2000, SMH's securities were recorded at a fair value of $6.2 million. Since this portfolio is invested primarily in cash and short-term U.S. treasuries, it is exposed to limited equity price risk.

     We do not act as dealer, trader, or end-user of complex derivative contracts such as swaps, collars, and caps. However, SMH does act as a dealer and trader of mortgage-derivative securities, called collateralized mortgage obligations (CMOs or REMICs). Mortgage-derivative securities redistribute the risks associated with their underlying mortgage collateral, by redirecting cash flows according to specific formulas or algorithms, to various tranches or classes, designed to meet specific investor objectives.

PMT

         At December 31, 2000, PMT had equity securities under management with a fair value of $571 million. PMT's fee income for the year ended December 31, 2000 would have been reduced by approximately $33,000 assuming a hypothetical 10% decrease in the value of its equity securities under management. PMT's fee income could also be reduced from changes in interest rates to the extent that such changes reduce the carrying value of securities under management.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----

     Report of Independent Accountants ..........................................................       23

     Consolidated Balance Sheet as of December 31, 2000 and 1999 ................................       24

     Consolidated Statement of Operations for each of the three years in the period ended
        December 31, 2000 .......................................................................       25

     Consolidated Statement of Shareholders' Equity for each of the three years in the period ended
        December 31, 2000 .......................................................................       26

     Consolidated Statement of Cash Flows for each of the three years in the period ended
        December 31, 2000 .......................................................................       27

     Notes to Consolidated Financial Statements .................................................       28

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Pinnacle Global Group, Inc.:

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Pinnacle Global Group, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                      PricewaterhouseCoopers LLP

Houston, Texas
March 29, 2001

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1999
               (in thousands, except share and per share amounts)

                                                                                      DECEMBER 31,
                                                              DECEMBER 31,                1999
                                                                  2000                RECLASSIFIED
                                                              -----------             ------------
                 ASSETS

Cash and cash equivalents                                      $25,059                   $10,495
Receivables, net of allowance of $615 and $0:
      Broker-dealers                                             1,643                   162,423
      Customers                                                  2,265                       377
      Related parties                                            4,945                       878
      Other                                                        436                       190
Deposits with clearing brokers                                     250                     8,463
Securites owned                                                  9,675                    85,002
Securities available for sale                                    4,143                     4,050
Intangible assets, net of accumulated                           45,103                    13,081
   amortization of $2,096 and $529
Furniture and equipment                                          2,359                       670
Deferred income taxes                                            2,280                         -
Other assets                                                     1,056                       660
Net assets of discontinued operations                                -                    11,618
                                                              -----------             ------------
         Total assets                                          $99,214                  $297,907
                                                              ===========             ============
         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Accounts payable and accrued liabilities                  $6,800                    $1,396
      Payable to clearing broker-dealers                            35                   117,922
      Securities sold, not yet purchased                           591                   120,275
      Net liabilities of discontinued operations                 1,676                         -
      Deferred income taxes                                          -                       737
                                                              -----------             ------------
         Total liabilities                                       9,102                   240,330
                                                              -----------             ------------

Commitments and Contingencies

Minority interests                                                 186                         -

Shareholders' equity:
      Preferred stock, $.10 par value;
         10,000,000 shares authorized; no shares
         issued and oustanding                                       -                         -
      Common stock, $.01 par value; 100,000,000 shares
         authorized; 16,100,512 and 7,125,292 shares issued
         and 15,298,388 and 7,125,292 outstanding at
         December 31, 2000 and 1999, respectively                  161                        71
      Additional paid-in capital                               103,670                    58,929
      Receivables for shares issued                               (558)                   (1,312)
      Accumulated deficit                                       (9,711)                      (88)
      Accumulated other comprehensive loss                        (452)                      (23)
      Treasury stock at cost, 802,124 shares                    (3,184)                        -
                                                              -----------             ------------
         Total shareholders' equity                             89,926                    57,577
                                                              -----------             ------------
         Total liabilities and shareholders' equity            $99,214                  $297,907
                                                              ===========             ============


         The accompanying notes are an integral part of these consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
               (in thousands, except share and per share amounts)

                                                          2000           1999        1998
                                                                     RECLASSIFIED
                                                      -----------    ------------- ---------
Revenues:
      Commissions                                       $18,465         $2,946        $  -
      Principal transactions                              2,109            250           -
      Investment banking                                 13,510          1,609           -
      Fiduciary, custodial and advisory fees              5,262          2,027           -
      Interest and dividends                              2,393            987       1,524
      Other income                                        2,127            611           -
                                                      -----------     ----------   ---------
         Total revenues                                  43,866          8,430       1,524
                                                      -----------     ----------   ---------

Expenses:
      Employee compensation and benefits                 23,096          5,871         453
      Floor brokerage, exchange and clearance fees        2,519            449           -
      Communications and data processing                  2,783            368          22
      Occupancy                                           2,808            682          75
      Amortization of intangible assets                   1,567            529           -
      Other general and administrative                    5,352          1,709         814
                                                      -----------     ----------   ---------
         Total expenses                                  38,125          9,608       1,364
                                                      -----------     ----------   ---------

Income (loss) from continuing operations before
  equity in loss of limited partnerships,
  income taxes and minority interests                     5,741         (1,178)        160
Equity in loss of limited partnerships                   (1,748)           -            -
Provision for income taxes                               (2,232)        (2,547)        (54)
Minority interests in net loss of
  consolidated companies                                   350              -           -
                                                      -----------     ----------   ---------

Income (loss) from continuing operations                  2,111         (3,725)        106
Loss from discontinued operations, net of tax           (10,834)          (104)     (2,733)
Loss on disposition of discontinued
operations, net of tax                                     (900)          (865)     (1,344)
                                                      -----------     ----------   ---------
Net loss                                              $  (9,623)      $ (4,694)   $ (3,971)
                                                      ===========     ==========   =========

Basic and diluted income (loss) per share:
      From continuing operations                      $    0.15       $  (0.55)   $   0.03
      From discontinued operations                        (0.84)         (0.14)      (1.14)
                                                      -----------     ----------   ---------
      Net loss per share                              $   (0.69)      $  (0.69)   $  (1.11)
                                                      ===========     ==========   =========
Weighted average common shares outstanding           13,951,787      6,828,378   3,562,753
                                                      ===========     ==========   =========






The accompanying notes are an integral part of these consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
                                 (in thousands)


                                                             COMMON STOCK                TREASURY STOCK          ADDITIONAL
                                                      ------------------------      -----------------------       PAID-IN
                                                       SHARES          AMOUNT        SHARES         AMOUNT        CAPITAL
                                                      --------        --------      -------       ---------     -----------
Balance, December 31, 1997                              3,800          $   38         (239)       $ (4,187)     $   33,238
Issuance of common stock to
   nonemployee directors                                    2                                                           11
Comprehensive loss:
      Net loss
      Net change in unrealized
        appreciation on securities
        available for sale net of
        deferred taxes of $3

      Total comprehensive loss
                                                      --------        --------      -------       ---------     -----------
Balance, December 31, 1998                              3,802              38         (239)         (4,187)         33,249


Issuance of common stock for
  acquisitions                                          3,563              35                                       29,865
Retirement of treasury stock                             (239)             (2)         239           4,187          (4,185)
Comprehensive loss:
      Net loss
      Net change in unrealized
        depreciation on securities
        available for sale net of
         deferred taxes of $9

      Total comprehensive loss
                                                      --------        --------      -------       ---------     -----------
Balance, December 31, 1999                              7,126              71            -               -          58,929


Issuance of common stock in
   acquistions                                          8,975              90                                       44,741
Acquisition of treasury stock                                                         (802)         (3,184)
Collections on receivables for
           shares issued
Comprehensive loss:
      Net loss
      Net change in unrealized
         depreciation on securities
         available for sale net of
         deferred taxes of $221

      Total comprehensive loss
                                                      --------        --------      -------       ---------     -----------
Balance, December 31, 2000                             16,101         $   161         (802)      $  (3,184)     $  103,670
                                                      ========        ========      =======       =========     ===========



                                                                                         ACCUMULATED
                                                       RECEIVABLES                         OTHER
                                                        FOR SHARES     RETAINED         COMPREHENSIVE
                                                         ISSUED      EARNINGS(DEFICIT)     (LOSS)         TOTAL
                                                        ----------   ----------------    ------------   ----------
Balance, December 31, 1997                               $             $     8,577       $              $  37,666
Issuance of common stock to
   nonemployee directors                                                                                       11
Comprehensive loss:
      Net loss                                                              (3,971)                        (3,971)
      Net change in unrealized
        appreciation on securities
        available for sale net of
        deferred taxes of $3                                                                   (6)             (6)
                                                                                                        ----------
      Total comprehensive loss                                                                             (3,977)
                                                        ----------   ----------------    ------------   ----------
Balance, December 31, 1998                                    -              4,606             (6)         33,700


Issuance of common stock for
  acquisitions                                            (1,312)                                          28,588
Retirement of treasury stock                                                                                    -
Comprehensive loss:
      Net loss                                                              (4,694)                        (4,694)
      Net change in unrealized
        depreciation on securities
        available for sale net of
         deferred taxes of $9                                                                 (17)            (17)
                                                                                                        ----------
      Total comprehensive loss                                                                             (4,711)
                                                        ----------   ----------------    ------------   ----------
Balance, December 31, 1999                                (1,312)               (88)          (23)         57,577


Issuance of common stock in
   acquistions                                                                                             44,831
Acquisition of treasury stock                                667                                           (2,517)
Collections on receivables for
           shares issued                                      87                                               87
Comprehensive loss:
      Net loss                                                              (9,623)                        (9,623)
      Net change in unrealized
         depreciation on securities
         available for sale net of
         deferred taxes of $221                                                              (429)           (429)
                                                                                                        ----------
      Total comprehensive loss                                                                            (10,052)
                                                        ----------   ----------------    ------------   ----------
Balance, December 31, 2000                              $   (558)      $    (9,711)        $ (452)         89,926
                                                        ==========   ================    ============   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        For each of the three years in the period ended December 31, 2000
                                 (in thousands)


                                                                                      2000          1999            1998
                                                                                 ----------      ----------       ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $  (9,623)      $  (4,694)       $ (3,971)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Gain on sale of securities available for sale                                (695)           (323)             --
         Depreciation                                                                  817             120              11
         Net amortization of premiums and discounts on
            securities available for sale                                               --              --            (202)
         Deferred income taxes                                                        (913)          3,389          (1,584)
         Amortization of intangible assets                                           1,567             529              --
         Minority interests in net loss of consolidated companies                     (350)             --              --
         Changes in assets and liabilities:
         (Increase) decrease in receivables                                        155,098        (161,129)             --
         (Increase) decrease in securities owned                                    82,932         (66,887)             --
         (Increase) decrease in deposits with clearing brokers                       8,713          (7,336)             --
         Increase (decrease) in securities sold, not yet purchased                (119,745)        118,735              --
         Decrease in income tax receivable                                              --              --           1,512
        (Increase) decrease in other assets                                          2,588             581              84
         Decrease in net assets of discontinued
            operations                                                              10,195           1,420           4,905
         Increase (decrease) in payable to clearing broker-dealers                (118,038)        112,716              --
         Decrease in accounts payable and accrued liabilities                       (5,683)           (916)           (172)
                                                                                 ----------      ----------       ---------
            Net cash provided by (used in) operating activities                      6,863          (3,795)            583
                                                                                 ----------      ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                               (854)           (566)             (4)
   Acquisitions, net of cash acquired of $13,577; $4,359; and $0                     7,737           3,519            (996)
   Proceeds from sale of discontinued operations                                     3,099              --              --
   Proceeds from sale of assets                                                         --               5              --
   Purchase of securities available for sale                                        (5,955)        (10,219)        (28,856)
   Proceeds from sales and maturities of securities available for sale               5,913           8,258          29,756
                                                                                 ----------      ----------       ---------
            Net cash  provided by (used in) investing activites                      9,940             997            (100)
                                                                                 ----------      ----------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                       (2,293)             --              --
   Collections on receivables for shares issued                                         87              --              --
   Distributions to minority interests                                                 (33)             --              --
                                                                                 ----------      ----------       ---------
            Net cash used in financing activities                                   (2,239)             --              --
                                                                                 ----------      ----------       ---------
            Net increase (decrease) in cash and cash equivalents                    14,564          (2,798)            483

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      10,495          13,293          12,810
                                                                                 ----------      ----------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $  25,059        $ 10,495        $ 13,293
                                                                                 ==========      ==========       =========


  The accompanying notes are an integral part of these consolidated financial statements.

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

         In January 1999, the shareholders of TEI, Inc. ("TEI") exchanged all common shares of TEI for 3,562,753 common shares of the Company. The Company simultaneously completed the acquisition of three financial services firms:
Harris Webb & Garrison, Inc. ("HWG"), Pinnacle Management & Trust Company ("PMT") and Spires Financial, L. P. ("Spires"), by exchanging 3,562,500 of its common shares for all of the ownership interests of the three financial services firms. TEI is now a wholly owned subsidiary of the Company.

         In January 2000, the Company merged HWG with Sanders Morris Mundy Inc. ("SMM") by exchanging 7,125,220 shares of the Company's common stock for all of the ownership interests of SMM. SMM survived the merger, became a wholly owned subsidiary of the Company and was renamed Sanders Morris Harris Inc. ("SMH"). SMM was a twelve year old investment banking and brokerage firm based in Houston, Texas, with branch offices in New York City, Denver and Chicago.

         In June 2000, the Company acquired Blackford Securities Corporation ("Blackford"), for 1,000,000 shares of the Company's common stock and $5.5 million in cash. Blackford, based in Garden City, New York, specializes in providing prime brokerage services to investment partnerships and execution services to institutions.

         In June 2000, the Company discontinued the operations of Spires, a regional brokerage service firm whose activities primarily included the trading of mortgage-backed securities. Accordingly, the operations of Spires for all periods since its acquisition in January 1999 have been reclassified as discontinued operations.

         In October 2000, the Company acquired the Cummer/Moyers companies. The former owners of Cummer/Moyers received a total of 850,000 of the Company's common shares and may later earn up to an additional 150,000 common shares if the acquired operations meet or exceed specified performance levels. The Cummer/Moyers companies, based in Fort Worth, Texas, consist of Cummer/Moyers Securities, Inc. ("CMS"), a broker dealer; and Cummer/Moyers Capital Advisors ("CMCA"), a specialist in providing fixed income portfolios to institutional and individual clients.

         As a result of these acquisitions, current period results are not comparable to the prior period.

         The assets and liabilities of Energy Recovery Resources, Inc. ("ERRI") were sold in July 2000. The Company received cash consideration at closing of $3.1 million. The purchaser has retained an additional $200,000 for one year to be used to satisfy post-closing indemnification claims. Based in Charlotte, North Carolina, ERRI provides wastewater treatment and waste oil recycling services in the southeastern United States. The Company had reported ERRI as a discontinued operation since December 31, 1998.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

MANAGEMENT'S ESTIMATES

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH EQUIVALENTS

         Highly liquid debt instruments with original maturities of three months or less when purchased are considered to be cash equivalents.

SECURITIES TRANSACTIONS

         Substantially all marketable securities are carried at fair value based on quoted market prices or amounts that approximate fair value. Not readily marketable securities are valued at fair value based on either internal valuation models or management's estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time. Unrealized gains or losses from marking securities owned to market value are included in income under the caption trading gains, net. Securities not readily marketable include securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 or other applicable securities acts, or (c) that cannot be offered or sold because of other arrangements, restrictions or conditions applicable to the securities or to the Company. Proprietary transactions and the related income/expense are recorded on the trade date. Realized gains and losses from sales of securities are computed using the average cost method.

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

FURNITURE AND EQUIPMENT

         Furniture and equipment and leasehold improvements are carried at cost. Depreciation of office furniture and equipment is computed on a straight-line basis over a five to seven year period. Amortization of leasehold improvements is computed on a straight-line basis over the term of the lease. Depreciation expense included in continuing operations was $816,558, $120,041, and $11,417 for the years ended December 31, 2000, 1999, and 1998, respectively. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

INTANGIBLE ASSETS

         Intangible assets, principally goodwill, are amortized using the straight-line method over 20 to 25 years. Amortization expense was $1,566,987 and $528,711 for the years ended December 31, 2000 and 1999 respectively. There was no goodwill amortization in 1998. The Company evaluates intangible assets for impairment if events or changes in circumstances occur that indicate the carrying amount may not be recoverable. If impairment is determined to exist, the asset is written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

RESALE AND REPURCHASE AGREEMENTS

         Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings. It is the policy of the Company to obtain the possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

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

INVESTMENT BANKING

         Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger and acquisition and financial restructuring advisory services. Investment banking management fees are recorded on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. Other investment banking fees are recognized when the services have been performed.

FIDUCIARY, CUSTODIAL AND ADVISORY FEES

         Fiduciary, custodial and advisory fees are recorded based on a percentage of each individual account's market value on the last day of the month.

INVESTMENTS IN LIMITED PARTNERSHIPS

         The investments in limited partnerships, which are accounted for using the equity method, consist of Environmental Opportunities Fund, L.P., Sanders Opportunity Fund, L.P., and Sanders Opportunity Fund (Institutional), L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P. and Corporate Opportunities Fund (Institutional), L.P.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform them with the 2000 presentation. The reclassifications had no effect on retained earnings, net loss or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The standard, as amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, AN AMENDMENT OF FASB STATEMENT NO. 133, and Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. Management of the Company anticipates that, due to the Company's limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

2.    ACQUISITIONS

     On January 29, 1999, the Company acquired HWG, PMT, and Spires. The former owners of HWG, PMT, and Spires received 3,562,500 shares of the Company's common stock, which represented 49.98% of the Company's outstanding common stock. The acquisitions were accounted for as purchases and, accordingly, the financial information of HWG, PMT, and Spires is included in the Company's consolidated financial statements from the date of acquisition. The purchase price of approximately $31 million exceeded the fair value of identifiable net assets acquired by approximately $22 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. During the second quarter of 2000 the Company charged off approximately $8.3 million of goodwill related to the discontinuance of the operations of Spires.

     On January 31, 2000, HWG merged with SMM. SMM survived the merger, became a wholly owned subsidiary of the Company and was renamed SMH. The former owners of SMM received 7,125,220 shares of the Company's common stock in the merger, which represented approximately 50% of the Company's outstanding common stock. The merger was accounted for as a purchase and, accordingly, the financial information of SMM has been included in the Company's consolidated financial statements from February 1, 2000. The purchase price of approximately $37 million exceeded the fair value of identifiable net assets acquired by approximately $23 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based upon preliminary estimates of fair value. The actual allocation may be different from preliminary allocation due to refinements in the estimates of the fair values of the net assets acquired; however, such differences are not expected to be material.

     On June 30, 2000, SMH acquired Blackford. The former owners of Blackford received 1,000,000 shares of the Company's common stock and $5.5 million in cash. The acquisition was accounted for as a purchase and, accordingly, the financial information of Blackford has been included in the Company's consolidated financial statements from June 30, 2000. The purchase price of approximately $9.3 million exceeded the fair value of identifiable net assets acquired by approximately $7.1 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The purchase price has been allocated to the individual assets acquired and liabilities assumed based on preliminary estimates of the fair values of the net assets acquired; however, such differences are not expected to be material.
     On October 2, 2000 the Company acquired C/M. The former owners of C/M received a total of 850,000 of the Company's common shares and may later earn up to an additional 150,000 common shares if the acquired operations

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


meet or exceed specified performance levels. The acquisition was accounted for as a purchase and, accordingly, the financial information of C/M has been included in the Company's consolidated financial statements from October 2, 2000. The purchase price of approximately $5 million exceeded the fair value of identifiable net assets acquired by approximately $5 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. In conjunction with the acquisition, CMS, the broker-dealer division of C/M, was merged into SMH, and CMCA, the asset manager division of C/M, became a subsidiary of PGG.

     The following summarized unaudited pro forma financial information assumes the above transactions, excluding Spires, occurred on January 1, 1999.


                                            2000                           1999
                                            ----                           ----
                                              (in thousands except per share)
Revenues                                  $55,767                        $56,085
Income from continuing                      3,642                            152
operations
Basic and diluted earnings per               0.23                           0.01
share from continuing
operations


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

3.       SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2000 and 1999 were as follows:


                                                            2000                                   1999
                                               -------------------------------       ---------------------------------
                                                                  Sold,Not Yet                           Sold, Not Yet
                                                 Owned             Purchased            Owned             Purchased
                                                 -----             ---------            -----             ---------
                                              (in thousands except per share)           (in thousands except per share)


Marketable:
   U.S. government and agency obligations        $401                 $-              $80,963             $120,174
   Corporate stocks                             1,699                  591                 94                  101
   Corporate bonds and commercial paper           -                    -                2,484                  -
                                               ------                 ----            -------             --------
                                                2,100                  591             83,541              120,275

Not readily marketable:
   Partnerships                                 2,565                  -                 -                     -
   Corporate stocks and warrants                5,010                  -                1,461                  -
                                               ------                 ----            -------             --------
                                               $9,675                 $591            $85,002             $120,275
                                               ======                 ====            =======             ========



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

         Securities not readily marketable consist of investments in limited partnerships, equities, options and warrants. The investments in limited partnerships, which are less than 5% ownership interests and are accounted for using the equity method, consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional),. L.P., Sanders Opportunity Fund, L.P., and Sanders Opportunity Fund (Institutional), L.P.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

 A summary of the results of operations and net assets of the limited partnerships is as follows for the period of acquisition through December 31, 2000:

        Invesment income                                                                $1,622,280
        Change in unrealized loss on investments                                        (9,087,754)
        Realized gain on investments                                                     1,279,071
        Decrease in partners'capital resulting from operations                          (9,349,366)
        Total assets                                                                    77,942,696
        Total liabilities                                                                4,866,549
        Partners' capital                                                               73,076,147



4.    SECURITIES AVAILABLE FOR SALE

Securities available for sale at December 31, 2000 and 1999 were as follows:

                                                  Amortized            Gross Unrealized           Estimated
                                                                   ----------------------
                                                    Cost           Gains           Losses         Fair Value
                                                    ----           -----           ------         ----------
                                                                       (in thousands)
   2000:

   U.S. Government and agency obligations         $1,182             $16             $(3)          $1,195
   Corporate bonds                                   100              -               (5)              95
   Marketable equity securities                    3,546             149            (842)           2,853
                                                  ------           ------         -------          -------
      Total                                       $4,828            $165           $(850)          $4,143
                                                  ======            ====           =====           ======

 1999:
   U.S. Government and agency obligations           $973            $ -             $(15)            $958
   Corporate bonds                                   100              -               (9)              91
   Marketable equity securities                    3,013             200            (212)           3,001
                                                  ------           ------         -------          -------
      Total                                       $4,086            $200           $(236)          $4,050
                                                  ======            ====           =====           ======



The contractual maturities of debt securities available for sale at December 31, 2000 were as follows:

   Due after 1 year through 5 years                            $1,195
   Due after 5 years through 10 years                              95
                                                               ------
                                                               $1,290
                                                               ======

         Gross gains on sales of securities available for sale were $716,630 and $464,450 for the years ended December 31, 2000 and 1999, respectively. Gross losses on sales of securities available for sale were $21,768 and $152,920 for the years ended December 31, 2000 and 1999, respectively. Such gains and losses are included in other income.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


5.    RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS

     Amounts receivable from and payable to broker-dealers and clearing organizations at December 31, 2000 and 1999 were as follows:

         2000:
                                                                    Receivable                       Payable
                                                                    ----------                       -------
                                                                  (in thousands)                  (in thousands)
         Payable to clearing broker-dealers                               $-                             $35
         Receivable from clearing organizations                        1,100                               -
         Fees and commissions receivable                                 543                               -
                                                                    --------                        --------
                                                                      $1,643                             $35
                                                                    ========                        ========

         1999:
                                                                    Receivable                       Payable
                                                                    ----------                       -------
                                                                  (in thousands)                 (in thousands)
         Payable to clearing broker-dealers                               $-                        $117,922
         Receivable from clearing organizations                      161,992                               -
         Fees and commissions receivable                                 431                               -
                                                                    --------                        --------
                                                                    $162,423                        $117,922
                                                                    ========                        ========


6.    DEPOSITS WITH CLEARING BROKERS AND DEALERS

         Under its clearing agreements, SMH is required to maintain a certain level of cash or securities on deposit with clearing brokers and dealers. Should the clearing brokers and dealers suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing brokers and dealers. The Company has funds invested in money market accounts with a market value of $250,000, and $345,000 as of December 31, 2000 and 1999, respectively, and which are on deposit with clearing brokers and dealers and in U.S. Treasury bills with a market value of $8.1 million as of December 31, 1999 to meet this requirement.

7.    FURNITURE AND EQUIPMENT

 Furniture and equipment at December 31, 2000 and 1999 was as follows:

                                                                                                    December 31,
                                                                   Estimated useful                 ------------
                                                                    life in years           2000                   1999
                                                                    -------------           ----                   ----
                                                                                                    (in thousands)

   Equipment                                                              5                 $2,209                   $406
   Furniture and fixtures                                                 7                    100                    166
   Leasehold improvements                                                 5                  1,014                    245
   Accumulated depreciation and amortization                                                  (964)                  (147)
                                                                                            ------                   ----
                                                                                            $2,359                   $670
                                                                                            ======                   ====

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED



8.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities at December 31, 2000 and 1999 were as follows:


                                                                               December 31,
                                                                               ------------
                                                                       2000                  1999
                                                                      ------                 ------
                                                                              (in thousands)
Accounts payable                                                      $4,307                   $356
Compensation                                                           2,087                    292
Other                                                                    406                    748
                                                                      ------                 ------
   Total accounts payable and accrued liabilities                      $6,800                 $1,396
                                                                      ======                 ======



         Substantially all employees are eligible to participate in the Pinnacle Global Group, Inc. 401(k) defined contribution plan. There were no contributions to this plan in 2000 and 1999.

9.       INCOME TAXES

         The components of the comprehensive income tax provision (benefit) for the years ended December 31, 2000, 1999, and 1998 were as follows:

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                        2000      1999       1998
                                                                        ----      ----       ----
                                                                             (in thousands)

Continuing operations
         Current                                                      $ 2,020   $    38    $   -
         Deferred                                                         212     2,509         54
                                                                       -------    -------   --------
             Total continuing operations                                2,232     2,547         54
         Discontinued operations                                       (1,403)     (139)    (2,018)
                                                                       -------    -------   --------
             Income tax provision (benefit)                               829     2,408     (1,964)
         Other comprehensive loss                                        (221)       (9)        (3)
                                                                       -------    -------   --------
         Comprehensive income tax provision (benefit)                     608     2,399     (1,967)
                                                                       =======    =======   ========

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

         The difference between the effective tax rate reflected in the income tax provision for continuing operations and the statutory federal rate is analyzed as follows:

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                        2000      1999       1998
                                                                        ----      ----       ----
                                                                             (in thousands)

Tax computed using the statutory rate                                 $ 1,358   $ (400)    $   54
   Nondeductible amortization of goodwill                                 580      180          -
   State income taxes                                                     102       35          -
   Change in valuation allowance                                            -    2,806          -
   Other                                                                  192      (74)         -
                                                                      -------   ------     ------
      Total                                                           $ 2,232   $2,547     $   54
                                                                      =======   ======     ======


         The effective tax rates for continuing operations for the years ended December 31, 2000, 1999, and 1998 were 55.9%, 216.2%, and 33.8%, respectively.
The effective tax rate for discontinued operations was approximately 10.7%, 12.5%, and 33.1 % for the years ended December 31, 2000, 1999, and 1998, respectively.

         As a result of the changes in ownership due to the SMM merger in January 2000, the Company's ability to utilize its net operating loss carry forward and realize its deferred tax assets at December 31, 2000 was limited. The Company believed that the deferred tax assets did not meet the more likely than not criteria for recognition and, accordingly, a valuation allowance was recorded as of December 31, 1999. In connection with the sale of ERRI in July 2000, the deferred tax assets and related valuation allowance were eliminated.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED



         The components of the deferred income tax assets and liabilities were as follows:

                                                         2000                           1999
                                                         -----                          -----
                                                                       (in thousands)
Deferred income tax assets:
   Net operating loss carryforward                         $39                         $1,031
   Asset impairment                                          -                          1,609
   Accrued liabilities                                   1,312                            573
   Allowance for doubtful accounts                         228                            169
   Partnership income                                    1,143                              -
   Deferred compensation                                   699                              -
   Unrealized loss on securities available for sale        233                             12
   Other                                                    20                             53
                                                         -----                          -----
      Total deferred tax asset                           3,674                          3,447
                                                         -----                          -----
Deferred income tax liabilities:
   Accumulated depreciation                                  7                           (772)
   Change in tax method                                    (29)                           (43)
   Unrealized gains on securities                       (1,276)                          (563)
   Other                                                   (96)                             -
                                                         -----                           -----
      Total deferred tax liabilities                    (1,394)                        (1,378)
                                                         -----                          -----
   Net deferred tax asset                                2,280                          2,069
   Valuation allowance                                       -                         (2,806)
                                                         -----                          -----
         Net deferred income tax assets(liability)      $2,280                          $(737)
                                                        ======                          =====


10.   DISCONTINUED OPERATIONS

ENERGY RECOVERY RESOURCES, INC.

         The Board of Directors adopted a plan to discontinue the operations of ERRI effective December 31, 1998. Accordingly, the operating results of ERRI have been segregated from continuing operations and reported as a discontinued operation in the consolidated statement of operations. A provision for estimated loss on disposition of ERRI of $2,164,000 net of tax, consisting of a write down of goodwill and property and equipment, was recorded during the fourth quarter of 1998. In the third quarter of 1999, the Company revised its estimate of loss on disposition of ERRI and recorded a provision of $230,000 net of tax, as a result of higher than anticipated operating losses. During the fourth quarter of 1999, based in part on a purchase offer anticipated from a third party, an additional provision of $1,000,000 was recorded. The assets and liabilities of ERRI were sold on July 13, 2000. The Company remains liable for certain environmental claims with a maximum exposure of $2.2 million until January 2002. A portion of such potential claims is covered by insurance with a maximum deductible of $50,000 per occurrence. The Company recorded a provision for loss on the disposition of ERRI of $600,000 during the second quarter of 2000. It is reasonably possible that the Company will need to record additional loss provisions on the disposition of ERRI in future periods based on potential post-closing claims.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


ENGINEERED SYSTEMS, INC.

         Engineered Systems, Inc.'s ("ESI") operations were discontinued as of December 31, 1995. The assets of ESI were disposed of on December 23, 1997, for a $500,000 interest bearing note due in 2002. The purchaser also agreed to complete customer contracts that were in process at the time of the sale. However, the Company remains liable for costs incurred by the purchaser in excess of amounts recoverable from customers. Through the third quarter of 1998, the Company believed, based in part on information provided by the purchaser, that it had no additional liability with respect to the contracts in process. Subsequent to December 31, 1998, the Company was notified that a major customer cancelled its contract and that the other contracts in process had incurred costs in excess of amounts recoverable from customers. As a result, during the fourth quarter of 1998 the Company recorded an additional loss related to ESI of $1,344,000, net of tax. In the second quarter of 1999, the Company paid the purchaser $1,000,000 to satisfy a portion of those liabilities. In the third quarter of 1999, the Company was notified that additional costs would be incurred to complete certain customer contracts and, therefore, the Company recorded an additional loss of $73,000, net of tax. In March 2000 the Company was informed by certain customers that payment would not be made based on delivery delays and failure to perform under the terms of the contract. Therefore, the Company recorded an additional loss of $1,200,000 during the fourth quarter of 1999. The Company recorded additional losses of $100,000 during the second quarter and $200,000 during the fourth quarter of 2000 as a result of those continuing liabilities. In March 2000, the Company paid the purchaser $420,000, and in July 2000 the Company paid the purchaser an additional $1.4 million to satisfy a portion of those liabilities. Management expects to make a final payment of approximately $250,000 during 2001 to reimburse the purchaser for completion costs.

SPIRES FINANCIAL, L.P.

         Spires' operations were discontinued in June 2000 due to departures of certain key employees and changes in the mortgage-backed securities market resulting in part from interest rate increases, Spires incurred net losses of $10.8 million for the year ended December 31, 2000, including goodwill impairment of $8.3 million and $2.5 million, net of tax, for operating losses, abandoned leases, and other expenses. The Company retained cash, receivables from broker-dealers, deposits with clearing brokers, and securities owned, but the other assets and liabilities of Spires, including proprietary software, databases, and property, were held for sale at December 31, 2000 and sold in January 2001.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

     A summary of selected financial information of discontinued operations for each of the three years in the period ended December 31, 2000 were as follows:

                                            2000                   1999                   1998
                                            ----                   ----                   ----
                                                              (in thousands)
Revenues:
   ERRI                                    $2,138                 $3,637                 $2,953
   Spires                                   3,150                 10,543                      -
Expenses:
   ERRI                                     2,318                  4,064                  3,670
   Spires                                   4,295                  8,704                      -
Net income (loss), net of tax:
   ERRI                                      (180)                  (933)                (2,733)
   Spires                                  (1,145)                 1,839                      -
Income (loss) from
discontinued
operations, net of tax
   ERRI                                        -                    (933)                (2,733)
   Spires                                 (10,834)                   829                      -
Gain (loss) on disposition, net of tax:
   ERRI                                      (600)                     -                      -
   ESI                                       (300)                  (865)                (1,344)


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

         Under its 1989 Stock Option Plan, the Board of Directors reserved 1,000,000 authorized shares of its Common Stock for the purpose of issuing nonincentive stock options, incentive stock options, and restricted stock awards to key employees. The exercise price for a nonincentive stock option could not be less than 85% of the fair market value of the Common Stock on the date of grant. The exercise price for each incentive stock option granted could not be less than the fair market value of the

Company stock on the date of grant. The purchase price for restricted stock could be equal to or less than par value and may be zero. The options under the plan vested on a graded schedule depending on the Company's stock price. Fifteen percent of all options vested immediately as of the date of grant and an additional 15% vested on the third anniversary of the date of grant. An additional 70% vested within three years if the Company's stock price equals or exceeds certain criteria. Otherwise, these options vested on the tenth anniversary of the date of grant. All outstanding options authorized under the 1989 Stock Option Plan were replaced with similar options under the 1998 Incentive Plan as part of the January 1999 acquisition and restructure of the Company. No additional options, restricted stock or other awards are to be granted under this plan.

         In February 2000, the Board granted 482,000 options to employees of SMH who were employees of SMM prior to the merger with HWG. The options vest over three years and have an exercise price of $4.44 per share which represented the closing price of the Company's common stock on the date of the grant.

         In September 2000, the Company exchanged recourse notes receivable from employees for the Company's common shares that were pledged to secure the notes. These shares are now held as treasury stock. Each employee was issued options in an amount equal to the pledged shares that were repurchased. A total of 152,649 options were granted which are fully vested and have an exercise price of $5.13, which was the closing price of the Company's common stock on the date of the grant.

         The Company had 1,304,259, 517,950, and 246,474 shares of Common Stock available for grant under existing stock option plans at December 31, 2000, 1999, and 1998, respectively.

         The following table sets forth pertinent information regarding stock option transactions for each of the three years in the period ended December 31, 2000:

                                                                    Weighted               Weighted
                                              Number                 Average                Average
                                              of Shares           Exercise Price           Fair Value
                                              ---------           --------------           ----------
   Outstanding at December 31, 1997           181,125                 $11.32
Granted                                             -                      -
Cancelled/Forfeited                           (10,500)                 16.24
                                             --------
   Outstanding at December 31, 1998           170,625                  11.04
Granted                                       532,050                   4.63                 $2.85
Cancelled/Forfeited                          (120,625)                 11.46
                                             --------
   Outstanding at December 31, 1999           582,050                   5.09
Granted                                       634,649                   4.60                 $3.93
Cancelled/Forfeited                          (226,200)                  4.59
                                             --------
   Outstanding at December 31, 2000           990,499                   4.89
                                             ========

         The following tables summarize information related to stock options outstanding and exercisable at December 31, 2000:


                                    Options Outstanding                      Options Exercisable
                      --------------------------------------------    --------------------------------
                         Number        Wgtd. Avg.                       Number
   Range of            Outstanding     Remaining       Wgtd. Avg.     Exercisable at     Wgtd. Avg.
 Exercise Prices       at 12/31/00     Contr. Life   Exercise Price    12/31/2000       Exercise Price
 ---------------       -----------     -----------   --------------    ----------       --------------
   $4.44-$5.13         940,499            9.07          $4.62          443,074             $4.76
   $10.00               50,000               3          10.00           50,000             10.00
                       -------            ----          -----          -------             -----
  $4.44-$10.00         990,499            8.76          $4.89          493,074             $5.28
                       =======            ====          =====          =======             =====


         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%; risk-free interest rate of 5.89%; the expected life of options is 10 years; and volatility of 54% for the grants. Had the compensation cost for the Company's stock-based compensation plan been determined based on fair value of the options, results of operations would approximate the pro forma amounts below:

                                                                                         Year Ended December 31,
                                                                          ----------------------------------------------------
                                                                           2000                 1999                     1998
                                                                          ------               -------                  ------
                                                                                     (in thousands except per share)
Income (loss) from continuing operations--as reported                     $2,111               $(3,725)                   $106
Income (loss) from continuing operations--pro forma                       $1,347               $(4,048)                    $92
Continuing operations income (loss) per share--as reported                 $0.15                $(0.55)                  $0.03
Continuing operations income (loss) per share--pro forma                   $0.10                $(0.59)                  $0.03


12.   PREFERRED STOCK

         The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.10 per share. Shares of Preferred Stock may be issued from time to time by the Board of Directors, without action by the shareholders, in one or more series with such designations, preferences and special rights and qualifications, limitations, and restrictions as may be designated by the Board of Directors prior to the issuance of such series. No shares of preferred stock have been issued as of December 31, 2000.

13.   TREASURY STOCK

         The Company repurchases its common stock from time to time primarily to offset the dilutive effect of its employee stock options and stock purchase plan. Such repurchases are accounted for using the cost method. During 2000, the Company reacquired 802,124 shares of its common stock at a weighted average price of $3.97 per share, for an aggregate purchase price of $3,184,225. During the first quarter of 2001, the Company reacquired 117,487 shares of its common stock at a weighted average price of $4.43 per share, totaling $519,634.

14.   EARNINGS (LOSS) PER COMMON SHARE

         Basic and diluted loss per-share computations for the periods indicated were as follows:

                                                                               Year Ended December 31,
                                                                 ------------------------------------------------------
                                                                  2000                    1999                   1998
                                                                ----------              ---------              ---------
                                                                    (in thousands, except share and per share)
Computation of basic and diluted loss per common share:
      Net loss applicable to common stock                          $(9,623)               $(4,694)               $(3,971)
                                                                ==========              =========              =========
      Weighted average number of common shares outstanding      13,951,787              6,828,378              3,562,753
      Common shares issuable under stock option plan                     -                      -                      -
      Less shares assumed repurchased with proceeds                      -                      -                      -
                                                                ----------              ---------              ---------
         Weighted average common shares outstanding             13,951,787              6,828,378              3,562,753
                                                                ==========              =========              =========
         Basic and diluted loss per common share                    $(0.69)                $(0.69)                $(1.11)
                                                                ==========              =========              =========


         Stock options outstanding of 990,499, 582,050, and 170,625 at December 31, 2000, 1999 and 1998, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

15.   COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at December 31, 2000.

     The Company has committed to invest $1 million in the Tactical Opportunities High Yield Fund, L.P., which is to be managed by CMCA. Such investment was made during the first quarter of 2001.

         Total rental expense for operating leases for the years ended December 31, 2000, 1999, and 1998 was approximately $1,701,750, $1,303,000, and $70,000, respectively. The Company and its subsidiaries have obligations under operating leases that expire by 2007 with initial noncancelable terms in excess of one year. Aggregate annual rentals for office space and computer and office equipment are as follows:

                                                   (in thousands)
2001                                                    $2,139
2002                                                     2,090
2003                                                     1,300
2004                                                       770
2005                                                       496
Thereafter                                                 485
                                                        ------
                                                        $7,280
                                                        ======

     The former owners of CM received a total of 850,000 of the Company's common shares in the acquisition and may later earn up to an additional 150,000 common shares if the acquired operations meet or exceed specified performance levels.

         As discussed in Note 10 to the consolidated financial statements, the Company has contingent liabilities and potential loss exposures related to discontinued operations. The Company may be exposed to certain liabilities and claims associated with the discontinued liquid waste business. In connection with the sale of ERRI, the Company remains contingently liable for potential environmental claims with a maximum exposure of $2.2 million until January 2002. A portion of such potential claims is covered by insurance with a maximum deductible of $50,000 per occurrence. However, at December 31, 2000, the Company is not aware of the existence of any such environmental claims. The Company believes such potential claims will not have a material adverse effect on its financial condition, results of operations, or cash flows.

         The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations. The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on financial condition, results of operations, or cash flows.

         The Company has uncommitted financing arrangements with our clearing brokers that finance our customer accounts, certain broker-dealer balances and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the balance sheet for financial accounting reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts and therefore, retains risk on these accounts. The Company is required to maintain certain cash or securities on deposit with our clearing broker.

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

17.   NET CAPITAL REQUIREMENTS OF SUBSIDIARIES

         SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2000, SMH had net capital of $4,769,790, which was $4,370,904 in excess of its required net capital of $398,886. PMT is required by the Texas Department of Banking to maintain minimum capital, which was $1,500,000 as of December 31, 2000.

18.   BUSINESS SEGMENT INFORMATION

         The Company's continuing businesses operate in three reportable business segments. SMH is an investment banking and brokerage services firm whose activities primarily include securities underwriting, and retail and brokerage services. SMH is the successor firm to HWG. PMT is a state chartered trust company providing a variety of trust services including investment management, estate settlement, and retirement planning. CMCA provides investment management services to investors who prefer fixed-income securities as a major part of their investment portfolios. The Spires segment was discontinued during the second quarter of 2000. The following summarizes certain financial information of each reportable segment:



                                                            SMH/HWG                  PMT                   CMCA
                                                            -------                  ---                   ----
                                                                              (in thousands)
For the year ended December 31, 2000:

   Revenues                                                $39,132                 $3,369                   $104
   Income before equity in loss of limited partnerships,
      income taxes and minority interests                    5,937                  1,181                      2
   Equity in loss of limited partnerships                   (1,748)                     -                      -
   Total assets                                             63,085                  5,769                      7

For the year ended December 31, 1999:

   Revenues                                                 $5,346                 $2,371                     $-
   Income before equity in loss of limited partnerships,
      income taxes and minority interests                       85                    884                      -
   Total assets                                              3,692                  5,033                      -

     The following table reconciles the reportable segments to the consolidated income from continuing operations before equity in loss of limited partnerships, income taxes and minority interests reported in the consolidated statement of operations:

Income before equity in loss of limited partnerships, income taxes and minority interests of reportable segments:

                                                         2000                            1999
                                                         ----                            ----
                                                                    (in thousands)
   SMH/HWG                                              $5,937                            $85
   PMT                                                   1,181                            884
   CMCA                                                      2                              -
                                                        ------                        -------
                                                         7,120                            969
   Amortization of intangible assets                    (1,567)                          (529)
   Corporate revenues and expenses, net                    188                         (1,618)
   Income (loss) from
continuing operations before equity in loss of
limited partnerships, income taxes
and minority interests                                  ------                        -------
                                                        $5,741                        $(1,178)
                                                        ======                        =======



19.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                     2000                   1999                   1998
                                                     ----                   ----                   ----
                                                                       (in thousands)

Cash paid for interest                                 $-                 $1,369                     $-
Cash paid for income taxes                          1,505                    184                     52
Cash received from income tax refunds                   -                      2                  1,508
Non-cash investing and financing activities:
   Acquisitions:
      Cash                                         13,577                  4,359                      -
      Securities owned                              7,605                  5,254                      -
      Other assets                                  6,389                  7,117                      -
      Goodwill                                     35,469                 22,230                      -
      Accounts payable and accrued liabilities     (7,688)                (1,217)                     -
      Other liabilities                            (3,973)                (6,774)                     -
      Issuance of common stock                    (45,031)               (29,640)                     -
      Cash paid for acquisitions                   (5,840)                  (840)                  (996)




20.   RELATED PARTIES

         PMT obtained legal services from a PMT Board member. Included in general and administrative expenses are legal fees of $4,533 and $2,282 paid to the PMT Board member during 2000 and 1999, respectively.

         SMH earned insurance commissions of $116,559 and $250,502 during 2000 and 1999 respectively, from HWG Insurance Agency, Inc. The sole shareholder of HWG Insurance Agency is an employee of SMH.

         The Company has an investment in BioCyte Therapeutics, Inc. ("BioCyte".) The Company had outstanding receivables from BioCyte of $187,647 and $128,061 at December 31, 2000 and 1999, respectively. The Company had a $500,000 note receivable from BioCyte and accrued interest of $23,000 at December 31, 1999. The note and accrued interest were paid during 2000. The Company's president and chief executive officer also has an investment in BioCyte and serves on its board of directors.

         The Company purchased diesel and boiler fuel and utilized freight services from a company owned by the President of ERRI totaling $297,324, $365,000, and $207,000 in 2000, 1999, and 1998, respectively.

         The Company issued Common Stock in lieu of cash to nonemployee directors totaling $11,376 during 1998.

         During 1999, HWG paid St. James Place Corp. ("St. James"), an affiliate providing furniture and equipment, lease payments of $5,270. In connection with the acquisition by the Company, HWG purchased the furniture and equipment it previously leased from St. James for $285,131.

         The Chairman of the Board of Directors is a member of the board of directors of an investment banking client. Fee income of $66,394 and reimbursable expenses of $16,074 were recorded from this client during 1999.

         The Company owns controlling interests in several limited liability companies that act as the general partners in several limited partnerships ("Partnerships). The Partnerships pay management fees to the general partners. Certain officers of SMH serve on the boards of directors of certain investees. In addition, SMH has served, and may in the future serve, as the placement agent advisor, offering manager or underwriter for companies in which the Partnerships invest.

         In connection with the January 1999 combination, certain employees of the financial services firms exercised warrants and options for the purchase of shares in their respective companies, which were then exchanged for shares of the Company. To exercise the warrants and options, the employees borrowed the aggregate exercise price from the Company. The loan was evidenced by a recourse promissory note and was secured by a pledge of the PGG common shares acquired as part of the exchange. Interest accrues on the unpaid principal balance at the federal rate published by the Internal Revenue Service for obligations of comparable maturity. Interest and principal payments are due quarterly commencing on the third anniversary of the note and continue for eight years. During 2000, the Company exchanged a portion of the notes receivable from employees for the Company's common shares that were pledged to secure the notes. These shares are now held as treasury stock. The following summarizes certain information regarding the notes receivable from shareholders:

                                                Collateral
                                                  Shares                        Amount
                                                  ------                        ------
Notes receivable from shareholders:
   Original principal                             315,215                     $1,311,675
   Notes exchanged for shares                    (156,809)                      (666,667)
   Payments received on notes                     (21,632)                       (86,668)
                                                 ---------                    -----------
   Balance at December 31, 2000                   136,774                       $558,340
                                                 ---------                    -----------


21.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                         Three Months Ended
                                                          (in thousands, except share and per share amounts)
                                                    ---------------------------------------------------------------

2000:                                                 March 31,           June 30,         Sept. 30,        Dec. 31,
                                                       2000(2)              2000              2000           2000 (3)
                                                      ---------           --------         ---------        --------

   Total revenues                                     $9,844            $10,885           $12,348            $10,789

   Income (loss) from continuing operations            1,128                547               633               (197)
   Income (loss) from discontinued operations            (52)           (10,521)                -             (1,161)
                                                  ----------         ----------        ----------         ----------
         Net income (loss)                            $1,076            $(9,974)             $633            $(1,358)
                                                  ==========         ==========        ==========         ==========
   Basic and diluted earning (loss) per share:
      From continuing operations                       $0.10              $0.04             $0.04             $(0.01)
      From discontinued operations                     (0.01)             (0.75)                -              (0.08)
                                                  ----------         ----------        ----------         ----------
      Net earnings (loss) per share                    $0.09             $(0.71)            $0.04             $(0.09)
                                                  ==========         ==========        ==========         ==========
   Weighted average common shares outstanding     11,787,916         13,967,221        14,595,367         15,279,910
                                                  ==========         ==========        ==========         ==========




                                                                          Three Months Ended
                                                           (in thousands, except share and per share amounts)
                                                ----------------------------------------------------------------------
                                                  March 31,            June 30,          Sept. 30,          Dec. 31,
                                                   1999:(2)             1999               1999            1999(1)(2)
                                                  ---------            --------          ---------          --------
   Total revenues                                   $1,933             $2,094            $2,364             $2,039
   Income (loss)from continuing operations              50               (398)              (94)            (3,283)
   Income (loss from discontinued operations           515                474               (12)            (1,946)
                                                 ---------          ---------          ---------          ---------
         Net income (loss)                            $565                $76             $(106)           $(5,229)
                                                 =========          =========          =========          =========
   Basic and diluted earning (loss) per share:
      From continuing operations                     $0.10             $(0.06)           $(0.01)            $(0.46)
      From discontinued operations                       -               0.07                 -             (0.27)
                                                 ---------          ---------          ---------          ---------
      Net earnings (loss) per share                  $0.10              $0.01            $(0.01)            $(0.73)
                                                 =========          =========          =========          =========


   Weighted average common shares outstanding    5,937,753          7,125,253          7,125,253          7,125,253
                                                 =========          =========          =========          =========




(1) The quarterly information for the three months ended December 31, 1999 includes adjustments to record additional losses from discontinued operations of $2.2 million and a valuation allowance on deferred tax assets of $2.8 million.

(2) As a result of the discontinuance of Spires during the second quarter of 2000, all prior periods shown herein reflectthe operating results of Spires as a discontinued operation.


(3) The quarterly information for the three months ended December 31, 2000 includes adjustments to record additional losses from discontinued operations of $200,000 related to ESI and $961,000 related to Spires.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)   1. FINANCIAL STATEMENTS

         The following financial statements of the Company and Report of Independent Accountants are included under Part II Item 8 of this Form 10-K.

                                                                                                                 PAGE

         Pinnacle Global Group, Inc.
              Report of Independent Accountants ...............................................................   26
              Consolidated Balance Sheet as of December 31, 2000 and 1999 .....................................   27
              Consolidated Statement of Operations for each of the three years in the period ended
                  December 31, 2000 ...........................................................................   28
              Consolidated Statement of Shareholders' Equity for each of the three years in the period ended
                  December 31, 2000 ...........................................................................   29
              Consolidated Statement of Cash Flows for each of the three years in the period ended
                  December 31, 2000 ...........................................................................   30
              Notes to Consolidated Financial Statements ......................................................   31

      2. FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto.

         Report of Independent Accountants ....................................................................  S-1
         Schedule II - Valuation and qualifying accounts  .....................................................  S-2

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

3.       SEPARATE FINANCIAL STATEMENTS FOR UNCONSOLIDATED SUBSIDIARIES AND 50 PERCENT-OR-LESS OWNED PERSONS

          Environmental Opportunities Fund, L.P.
              Report of Independent Accountants ...............................................................  S-3
              Statement of Assets, Liabilities and Partners' Capital as of December 31, 2000 and 1999..........  S-4
              Statement of Operations for the years ended December 31, 2000, 1999 and 1998 ....................  S-5
              Statement of Changes in Partners' Capital for the year ended
                  December 31, 2000, 1999 and 1998 ............................................................  S-6
              Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998 ....................  S-7
              Schedule of Investments as of December 31, 2000 .................................................  S-8
              Schedule of Investments as of December 31, 1999..................................................  S-9
              Notes to Financial Statements ................................................................... S-10

EXHIBITS

         The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits contained elsewhere herein.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the three-month period ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

     PINNACLE GLOBAL GROUP, INC.

     By: /s/ ROBERT E. GARRISON II
     President, Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March 2001.


              SIGNATURE                                      TITLE
              ---------                                      -----

     /s/   TITUS H. HARRIS, JR.                   Chairman of the Board
--------------------------------------------
              TITUS H. HARRIS, JR.

     /s/   ROBERT E. GARRISON II                  President, Chief Executive
--------------------------------------------      Officer, and Director
              ROBERT E. GARRISON II               (Principal Executive Officer)

     /s/   DON A. SANDERS                         Vice Chairman and Director
--------------------------------------------
              DON A. SANDERS

     /s/   PETER W. BADGER                        Director
--------------------------------------------
              PETER W. BADGER

     /s/ GEORGE L. BALL                           Director
--------------------------------------------
              GEORGE L. BALL

     /s/ DONALD R. CAMPBELL                       Director
--------------------------------------------
              DONALD R. CAMPBELL

     /s/  BEN T. MORRIS                           Director
--------------------------------------------
              BEN T. MORRIS

     /s/ JOHN H. STYLES                           Director
--------------------------------------------
              JOHN H. STYLES

     /s/ W. BLAIR WALTRIP                         Director
--------------------------------------------
              W. BLAIR WALTRIP

     /s/ RICHARD C. WEBB                          Director
--------------------------------------------
              RICHARD C. WEBB

     /s/ RICK BERRY                               Chief Financial Officer
--------------------------------------------
              RICK BERRY                          (Principal Financial and
                                                        Accounting Officer)

              REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Pinnacle Global Group, Inc.:

         Our audits of the consolidated financial statements referred to in our report dated March 29, 2001 appearing in the 2000 Annual Report to Shareholders of Pinnacle Global Group, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Schedule II listed in Item 14(a)(2) of this Form 10-K. In our opinion, Schedule II presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                     PricewaterhouseCoopers LLP


Houston, Texas
March 29, 2001

                                   PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES


                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                (in thousands)



                                            COL. A       COL. B       COL. C(1)     COL. C(2)     COL. D        COL. E
                                            ------       ------       ---------     ---------     ------        ------
                                                                      ADDITIONS     CHARGED
                                                        BALANCE AT    CHARGED TO    TO OTHER                    BALANCE
                                                         BEGINNING     COST AND     ACCOUNTS-    DEDUCTIONS-   AT END OF
                                         DESCRIPTION     OF PERIOD     EXPENSES     DESCRIBE      DESCRIBE      PERIOD
                                         -----------     ---------     --------     --------      --------      ------
      DECEMBER 31, 2000

      Allowance for doubtful
      accounts and notes                                        $-          $300        $600 (C)     $(285)(B)      $615
                                                         =========     =========    ========      ========      ========
      DECEMBER 31, 1999
      Allowance for doubtful
      accounts and notes                                        $-            $-          $-            $-            $-
                                                         =========     =========    ========      ========      ========
      DECEMBER 31, 1998
      Allowance for doubtful
      accounts and notes                                      $431            $-       $(10) (A)     $(421)(B)        $-
                                                         =========     =========    ========      =========     ========



(A)  Amounts were reclassified to net assets of discontinued operations.
(B)  Represents the charge-off of receivables.
(C) Represents the balance of estimated uncollectible receivables existing at SMM at the merger date.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the General Partner and Limited Partners of
Environmental Opportunities Fund, L.P.


In our opinion, the accompanying statement of assets, liabilities and partners' capital, including the schedules of investments, and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Environmental Opportunities Fund, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 5, the financial statements include investments in restricted securities, marketable securities with insufficient trading volumes and nonmarketable securities, the values of which have been estimated by the General Partner in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a readily available market for the investments existed, and the differences could be material to the financial statements.


                                                      PricewaterhouseCoopers LLP


Houston, Texas
February 28, 2001

                              ENVIRONMENTAL OPPORTUNITIES FUND, L.P.
                         STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                      DECEMBER 31, 2000 AND 1999

                                                                   2000                  1999

                       ASSETS

Investments (cost $27,230,270 and $27,572,544,
 respectively)                                                 $19,469,338           $25,994,360
Cash and cash equivalents                                           48,063                24,382
Other                                                                    -                28,929
                                                               -----------           -----------

         Total assets                                          $19,517,401           $26,047,671
                                                               ===========           ===========

              LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued expenses                                               $337,866              $209,418
                                                               -----------           -----------

Partners' capital:
   General partner                                                 951,538             2,506,916
   Limited partners                                             18,227,997            23,331,337
                                                               -----------           -----------
         Total partners' capital                                19,179,535            25,838,253
                                                               -----------           -----------

         Total liabilities and partners' capital               $19,517,401           $26,047,671
                                                               ===========           ===========






     The accompanying notes are an integral part of these financial statements.

                                    ENVIRONMENTAL OPPORTUNITIES FUND, L.P.
                                            STATEMENT OF OPERATIONS
                                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                              2000                 1999                   1998
Investment income:
   Dividends                                                 $296,060                $9,456              $481,800
                                                         ------------          ------------          ------------
         Total investment income                              296,060                 9,456               481,800
                                                         ------------          ------------          ------------
Expenses:
   Management fees                                            576,078               620,072               712,516
   Organization costs                                               -                     -                63,622
   Professional fees                                           22,051                26,374                24,947
   Other expenses                                              29,214                42,326                 3,190
                                                         ------------          ------------          ------------
         Total expenses                                       627,343               688,772               804,275
                                                         ------------          ------------          ------------
         Net investment loss                                 (331,283)             (679,316)             (322,475)
                                                         ------------          ------------          ------------

Realized gain on investments                                  221,787                     -            21,951,570
Net change in unrealized gain/loss on investments          (6,549,222)           (7,481,852)          (12,051,868)
                                                         ------------          ------------          ------------
         Net realized and change in unrealized loss on
          investments                                      (6,327,435)           (7,481,852)            9,899,702
                                                         ------------          ------------          ------------

Increase (decrease) in partners' capital resulting
 from operations                                         $ (6,658,718)          $(8,161,168)           $9,577,227
                                                         ============          ============          ============






     The accompanying notes are an integral part of these financial statements.

                                       ENVIRONMENTAL OPPORTUNITIES FUND, L.P.
                                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                         GENERAL              LIMITED
                                                         PARTNER              PARTNERS              TOTAL

Partners' capital, December 31, 1997                    $2,865,315           $43,152,212           $46,017,527

Distributions                                             (253,953)          (25,141,380)          (25,395,333)
Allocation of net investment loss and net                        -
 realized and unrealized gain on investments             1,693,472             7,883,755             9,577,227
                                                       -----------          ------------          ------------


Partners' capital, December 31, 1998                     4,304,834            25,894,587            30,199,421

Capital contributions                                       38,000             3,762,000             3,800,000
Allocation of net investment loss and net
 realized and unrealized loss on investments            (1,835,918)           (6,325,250)           (8,161,168)
                                                       -----------          ------------          ------------
Partners' capital, December 31, 1999                     2,506,916            23,331,337            25,838,253

Allocation of net investment loss and net
 realized and change in unrealized loss
 on investments                                         (1,555,378)           (5,103,340)           (6,658,718)
                                                       -----------          ------------          ------------
Partners' capital, December 31, 2000                      $951,538           $18,227,997           $19,179,535
                                                       ===========          ============          ============






     The accompanying notes are an integral part of these financial statements.

                                     ENVIRONMENTAL OPPORTUNITIES FUND, L.P.
                                            STATEMENT OF CASH FLOW
                                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                                  2000                  1999                  1998
Cash flows from operating activities:
   Increase (decrease) in partners' capital resulting
    from operations                                             $(6,658,718)         $(8,161,168)           $9,577,227
   Adjustments to reconcile increase (decrease) in partners'
    capital resulting from operations to net
    cash used in operating activities:
      Amortization of organization costs                                  -                    -                63,622
      Non-cash dividends                                           (283,500)                   -                     -
      Net realized in unrealized loss (gain) on
       investments                                                6,327,435            7,481,852             (9,899,702)
      Increase (decrease) in accrued expenses                       128,448              189,618                 (4,250)
      Other                                                          28,929                    -                      -
                                                                -----------          -----------            ------------
            Net cash used in operating activities                  (457,406)            (489,698)              (263,103)
                                                                -----------          -----------            ------------
Cash flows from investing activities:
   Purchase of investments                                                -          (3,514,137)             (8,441,703)
   Proceeds from sale of investments                                481,087                    -             25,446,660
                                                                -----------          -----------            ------------
            Net cash provided by (used in) investing activities     481,087          (3,514,137)             17,004,957
                                                                -----------          -----------            ------------
Cash flows from financing activities:
   Capital contributions                                                  -            3,800,000              5,700,000
   Distributions to partners                                              -                    -            (25,395,333)
                                                                -----------          -----------            ------------
      Net cash provided by (used in) financing activities                 -            3,800,000            (19,695,333)
Net increase (decrease) in cash and cash equivalents                 23,681             (203,835)            (2,953,479)
Cash and cash equivalents at beginning of year                       24,382              228,217              3,181,696
                                                                -----------          -----------            ------------
Cash and cash equivalents at end of year                            $48,063              $24,382               $228,217
                                                                ===========          ===========            ============







     The accompanying notes are an integral part of these financial statements.

                     ENVIRONMENTAL OPPORTUNITIES FUND, L.P.
                             SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2000

                                                                                                 % OF TOTAL
   SHARES                                                                      VALUE             INVESTMENTS
                 UNITED STATES (85.7%)
                  COMMON STOCK:
   1,980,812        Avista Resources, Inc. (1)                               $3,961,624             20.3%
      15,385        Comfort Systems USA, Inc. (2)                                29,424              0.2%
     359,651        EarthCare Co. (1)(2)                                        613,655              3.2%
     410,000        IESI Corporation (1)                                      4,099,987             21.0%
      13,749        ServiceMaster, Inc. (2)                                     142,302              0.7%
   1,250,000        Synagro Technologies, Inc. (1)(2)                         1,968,750             10.1%
     625,000        Waterlink, Inc. (1)(2)                                      170,625              0.9%
     159,950        GRT, Inc. (1)                                                75,100              0.4%
       4,637        Zahren Alternative Power Corporation (1)                  3,000,000             15.4%
                                                                            -----------         ---------
                        Total common stock (cost $19,326,474)                14,061,467             72.2%
                                                                            -----------         ---------
                 PREFERRED STOCK:
       1,600        IESI Corporation - Convertible Pfd Series A (1)           2,000,000             10.3%
      23,035        SystemOne Technologies, Inc. - Convertible Pfd
                     Series B (1)(2)                                          2,303,500             11.9%
                                                                            -----------         ---------
                        Total preferred stock (cost $4,020,000)               4,303,500             22.2%
                                                                            -----------         ---------
                 OPTIONS AND WARRANTS:
      51,000        Waterlink, Inc. (1)(2)                                            -              0.0%
          53        Zahren Alternative Power Corp. (1)(3)                        24,646              0.1%
                                                                            -----------         ---------
                        Total options and warrants (cost $6)                     24,646              0.1%
                                                                            -----------         ---------
                        Total United States (cost $23,346,480)               18,389,613             94.5%
                                                                            -----------         ---------
               CANADA (14.3%)
                 COMMON STOCK:
     632,806        Capital Environmental Resource Inc.(1)(2)                 1,079,725              5.5%
                                                                            -----------         ---------
                        Total common stock (cost $3,883,787)                  1,079,725              5.5%
                                                                            -----------         ---------
                 OPTIONS AND WARRANTS:
      40,848        Capital Environmental Resource Inc. (1)(2)(3)                     -              0.0%
                                                                            -----------         ---------

                        Total options and warrants (cost $3)                          -              0.0%
                                                                            -----------         ---------
                        Total Canada (cost $3,883,790)                        1,079,725              5.5%
                                                                            -----------         ---------
                        Total investments (cost $27,230,270)                $19,469,338            100.0%
                                                                            ===========         =========


(1) Securities are restricted against transfer unless the transfer is effected in compliance with the Securities Act of 1933, as amended, and applicable state securities laws.

(2)  Public trading market exists for securities of this company.

(3) Beneficially owned through a nominee agreement among the Partnership and affiliates of the General Partner.



     The accompanying notes are an integral part of these financial statements.

                     ENVIRONMENTAL OPPORTUNITIES FUND, L.P.
                             SCHEDULE OF INVESTMENTS
                          YEARS ENDED DECEMBER 31, 1999

                                                                                               % OF TOTAL
   SHARES                                                                     VALUE            INVESTMENTS
                    UNITED STATES (85.9%)
                     COMMON STOCK:
   1,980,824        Avista Resources, Inc. (1)                               $3,961,648             15.2%
      15,385        Comfort Systems USA, Inc.(1),(2)                            102,118              0.4%
     350,000        EarthCare Co. (1),(2)                                     2,143,749              8.2%
     410,000        IESI Corporation (1)                                      4,100,000             15.8%
      13,751        ServiceMaster, Inc. (2)                                     152,367              0.6%
   1,250,000        Synagro Technologies, Inc. (1),(2)                        4,265,609             16.5%
     625,000        Waterlink, Inc.(1),(2)                                    1,093,751              4.2%
      27,492        Waste Management,  Inc. (2)                                 425,267              1.6%
     159,950        GRT, Inc. (1)                                                75,100              0.3%
       4,636        Zahren Alternative Power Corporation (1)                  3,000,000             11.5%
                                                                            -----------            ------
                        Total common stock (cost $19,668,757)                19,319,609             74.3%
                                                                            -----------            ------
                 PREFERRED STOCK:
       1,600        IESI Corporation - Convertible Pfd Series A (1)           2,000,000              7.7%
      20,200        SystemOne Technologies, Inc. - Convertible
                     Pfd Series B (1)(2)                                      2,020,000              7.8%
                                                                            -----------            ------
                        Total preferred stock (cost $4,020,000)               4,020,000             15.5%
                                                                            -----------            ------
                 OPTIONS AND WARRANTS:
      51,001        Waterlink, Inc. (1)(2)                                           -              0.0%
          53        Zahren Alternative Power Corp. (1)(3)                        24,646              0.1%
                                                                            -----------            ------
                        Total options and warrants (cost $0)                     24,646              0.1%
                                                                            -----------            ------
                        Total United States (cost $23,688,757)               23,364,255             89.9%
                                                                            -----------            ------
               CANADA (14.1%)
                 COMMON STOCK:
     632,807        Capital Environmental Resource Inc. (1)(2)                2,630,105             10.1%
                                                                            -----------            ------
                        Total common stock (cost $3,883,787)                  2,630,105             10.1%
                                                                            -----------            ------
                 OPTIONS AND WARRANTS:
      40,849        Capital Environmental Resource Inc. (1)(2)(3)                     -              0.0%
                                                                            -----------            ------
                        Total options and warrants (cost $0)                          -              0.0%
                                                                            -----------            ------
                        Total Canada (cost $3,883,787)                        2,630,105             10.1%
                                                                            -----------            ------
                        Total investments (cost $27,572,544)                $25,994,360            100.0%
                                                                            ===========            ======

(1) Securities are restricted against transfer unless the transfer is effected in compliance with the Securities Act of 1933, as amended, and applicable state securities laws.

(2)  Public trading market exists for securities of this company.

(3) Beneficially owned through a nominee agreement between the Partnership and affiliates of the General Partner.

      The accompanying notes are an integral part of these financial statements.

                     ENVIRONMENTAL OPPORTUNITIES FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS


1.       ORGANIZATION

         Environmental Opportunities Fund, L.P. (the Partnership) is a limited partnership formed under the laws of the state of Delaware on December 21, 1995. The Partnership operates pursuant to a Partnership Agreement (the Agreement) dated January 17, 1996, which should be referred to for a complete description of the provisions of the Partnership. The general partner is Environmental Opportunities Management Company, L.L.C. (General Partner), a limited liability company owned by Sanders Morris Harris Inc. (SMH) and Quirk Carson Peppet Inc. (QCP).

         In July 2000, the Partnership assumed all assets and liabilities of its sister partnership, Environmental Opportunities Fund (Cayman), LP, in exchange for the issuance of interests in the Partnership to the former partners of that partnership. The transaction has been accounted for as an "as if" pooling of interests; therefore, the financial statements have been restated to include the accounts and operations of Cayman for all periods presented.

         The Partnership is organized for the purpose of purchasing, selling and investing in securities, including private equity investments. The securities include those companies predominantly involved in environmental and waste-related services, technology and products.

         The Partnership commenced operations on January 17, 1996 and is scheduled to terminate on March 31, 2003 but may be extended to March 31, 2005 at the sole discretion of the General Partner. The term may be further extended to January 31, 2006 with the approval of those partners holding a majority interest. However, the Partnership may be terminated earlier on the occurrence of certain events as described in the Agreement.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS
         The Partnership considers all money market investments to be cash equivalents. These money market investments are placed primarily in obligations backed by the U.S. government and its agencies, high quality short-term instruments, FDIC-insured banks or foreign banks with assets in excess of $25 billion. This limits the amount of credit exposure and the General Partner believes that no significant concentration of credit risk exists with respect to these investments.

         INVESTMENTS
         Partnership assets are valued quarterly by the General Partner and such valuations are approved by the Valuation Committee. Investments in securities of private companies are valued at their purchase prices, until a basis for their revaluation exists, as there is no currently available market for such securities on a securities exchange. Where there is a known change in their value, the Partnership adjusts the recorded value to the estimated fair value. Due to the inherent uncertainty of valuation, those estimated values for investments carried at cost may differ significantly from values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements. Investments in shares of public companies are valued at a 10% discount from the market price if the Partnership's shares are readily marketable or a 30% discount if the shares are not readily marketable. Investments in unregistered shares of public companies are valued at a 30% discount from the most recent sales price of registered shares, except in cases where the securities may be sold pursuant to a currently effective registration statement or an exemption from registration and sufficient trading volume in the securities exists, in which case a 10% discount is used. The discounts reflect liquidity risk and contractual or statutory restrictions on transfer. Preferred stock of a public company is carried at its liquidation preference.

                     ENVIRONMENTAL OPPORTUNITIES FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS


         Investment transactions are recorded on a trade date basis. Realized and unrealized gains and losses on investments are included in the Statement of Operations.

         DISTRIBUTIONS
         Based on the Agreement, the Partnership is required to make tax distributions to all partners within 90 days after the close of each fiscal year of the Partnership that, together with other distributions made during such fiscal year, equal to at least 35% of the partners' respective anticipated allocations of taxable items. In addition, the General Partner in its sole discretion may, but is not obligated to, distribute other assets of the Partnership, whether in cash or in kind.

         INCOME TAXES
         The Partnership is not subject to federal, state or local income taxes because such taxes are the responsibility of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements.

         USE OF ESTIMATES IN FINANCIAL STATEMENT PREPARATION
         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results, including the ultimate amount realized upon the sale of illiquid and/or fair valued investments, could differ from those estimates, and such differences may be significant.

3.       PARTNERS' CAPITAL ACCOUNTS

         As a condition of admission to the Partnership, each partner was required to make a capital commitment, with 10% of the committed amount contributed upon admission. Total committed Partnership capital was $38,000,000. Additional partner's committed capital was contributed in increments of at least 10% upon written request by the General Partner over a period of four years ended January 17, 2000. At December 31, 2000, unfunded committed capital totaled $1,900,000 ($19,000 and $1,881,000 for the General Partner and limited partners, respectively). The unfunded committed capital amount was not called before the investment period expired on January 17, 2000.

         Based on the Agreement, Partnership profits are allocated according to the following (capitalized terms are as defined in the Agreement):

         (a) First, to the General Partner until total allocation of profits equals total losses, if any, allocated to the General Partner according to (i)(2) below;

         (b) Second, to all partners in proportion of losses, if any, allocated according to (i)(1) below until such losses are recovered;

         (c) Third, to all partners in proportion to losses allocated according to (h) below until such losses are recovered;

         (d) Fourth, to all partners until the total of all allocations under this clause equals the Accrued Preferred Return of such partner plus the prior allocation of losses to such partner according to
               (g) below.

         (e) Thereafter, 20% to the General Partner and 80% to all partners in proportion to their interests. Based on the Agreement, Partnership losses are allocated according to the following:

                     ENVIRONMENTAL OPPORTUNITIES FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS


         (f) First, 20% to the General Partner and 80% to all partners in proportion to their interests until the total allocation of losses equals total allocation of profits according to (e) above;

         (g) Second, to all partners until the total allocation of losses equals total allocation of profits according to (d) above;

         (h)   Thereafter, to all partners in proportion to their interests;

         (i) (1) No limited partner will be allocated losses beyond its share of the capital account balance. (2) If all limited partners have capital account deficits, excess losses will be allocated to the General Partner.

4.       RELATED PARTY TRANSACTIONS

         The General Partner has the sole authority to manage and control the business and affairs of the Partnership in accordance with the powers set forth in the Agreement. The Partnership pays management fees to the General Partner at an annual rate equal to 2% of the total committed capital less the cost basis of investments which are sold and distributed to partners, which are determined by the General Partner to be permanently impaired, or which are written off and realized as a loss for tax purposes, payable on the first day of each calendar quarter in advance for such quarter.

         Two managers of the General Partner, who are also officers of SMH, and one officer of QCP, currently serve on the Boards of Directors of six of the companies in which the Partnership has investments and have received, and may in the future receive, compensation for such services. As a result of the Partnership's right to share a portion of certain items of compensation received by the General Partner or its affiliates, the Partnership beneficially owns options in two of the companies in which it has investments.

         In addition, SMH and QCP have served, and may in the future serve, as the placement agent advisor, offering manager or underwriter for companies in which the Partnership invests. In 2000 and 1999, SMH acted as placement agent or financial advisor for four of the companies in which the Partnership has investments. In 1998, SMH acted as placement agent or underwriter for three of the companies in which the Partnership had investments.

5.       CONCENTRATION OF RISK

         ENVIRONMENTAL COMPANIES
         The Partnership's investments concentrate on the U.S. environmental services industry, which necessarily limit the Partnership's diversification. Because the Partnership's investments are concentrated in this industry, overall adverse developments in the industry can negatively impact the Partnership. Further, within the environmental services industry, the General Partner may invest up to 12 1/2% of total commitments in a single company or transaction without the consent of the Valuation Committee and up to 25% of the commitments in a single company with the consent of the Valuation Committee. These attributes subject the Partnership to greater potential volatility than in a broader-based portfolio.

         OTHER RISKS AND UNCERTAINTIES
         Because at least two-thirds of the Partnership's capital commitments are required to be invested in securities that are not initially publicly tradable, it may be difficult for Partnership investments to be

                     ENVIRONMENTAL OPPORTUNITIES FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS


         sold in a timely and efficient manner, potentially reducing the returns to investors. Furthermore, such securities are typically offered by companies with small capitalizations and limited operating histories, companies operating at a loss or with significant variations in operating results from period to period, companies which may need substantial additional capital to support operations and growth and companies which may be highly leveraged. Such investments by their nature possess a high degree of business and financial risk. Financial difficulty on the part of any single company within the portfolio will expose the Partnership to a greater risk of loss than if the Partnership held a greater number of investments.
         Up to one-third of the Partnership's committed capital may be invested in publicly traded securities (as determined on the date of investment). Markets in which the Partnership is anticipated to invest are subject to a high degree of volatility, and securities purchased by the Partnership may have only limited liquidity. Because of the potential magnitude of its investments in such securities, market risk may be significant for the Partnership.

         The Partnership is permitted to invest in nonpublicly traded securities of companies that may, but are not required to, have a publicly traded class of securities. Adverse conditions in the securities markets at certain times may preclude a public offering of an issuer's unregistered securities.

         Investments in restricted securities, marketable securities with insufficient trading volumes and nonmarketable securities have been valued by the General Partner in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments. Such differences could be material to the financial statements.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

3.1        Articles   of   Incorporation   of  the   Company,   as  amended
           (Filed as Appendix F to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
3.2 Amended and Restated Bylaws of the Company (Filed as an exhibit to the Company's Form 10-K for the year ending December 31, 1998. (File No. 333-65417) and incorporated herein by reference).
10.1 Asset Purchase Agreement dated July 13, 2000, among Energy Recovery Resources, Inc., TEI, Inc., Pinnacle Global Group, Inc. and U.S. Filter Recovery Services (Mid-Atlantic), Inc. (Filed as Exhibit 2.1 to the Company's 8-K dated July 24, 2000 (File No. 000-30066) and incorporated herein by reference).
10.2 Employment Agreement dated June 30, 2000, between Sanders Morris Harris, Inc. and Arnold J. Barton (filed as Exhibit 10.1 to the Company's 8-K dated July 14, 2000 (File No. 000-30066) and incorporated herein by reference).
10.3 Registration Rights Agreement dated June 30, 2000, among Pinnacle Global Group, Inc., Arnold J. Barton, Richard D. Grimes, Jack D. Seibald, Allison Weiss, Neil Lauro, and John Conlon (Filed as Exhibit
           10.2 to the Company's 8-K dated July 14, 2000 (File No. 000-30066) and incorporated herein by reference).
10.4 Merger Agreement dated June 30, 2000, among Pinnacle Global Group, Inc., Sanders Morris Harris Inc., Blackford Securities Corporation, Arnold J. Barton, Richard D. Grimes, Jack D. Seibald, Allison Weiss, Neil Lauro, and John Conlon (Filed as Exhibit 2.1 to the Company's 8-K dated July 14, 2000 (File No. 000-30066) and incorporated herein by reference).
10.5 Amended and Restated Agreement and Plan of Reorganization dated November 12, 1999 among the Company, Harris Webb & Garrison, Inc. ("HWG"), Sanders Morris Mundy Inc. ("SMM") and the SMM shareholders (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company dated December 6, 1999 and incorporated herein by reference).
10.6 Amended and Restated Plan of Merger dated November 12, 1999, among the Company, HWG and SMM (Filed as Appendix B to the Definitive Proxy Statement on Schedule 14A of the Company dated December 6, 1999 and incorporated herein by reference).
10.7 Amended and Restated Agreement and Plan of Reorganization dated October 2, 1998 among the Company, TEI, Inc. ("TEI"), HWG, Pinnacle Management & Trust Company ("PMT"), Spires Financial, L.P. ("Spires") and certain direct and indirect owners of HWG, PMT and Spires (Filed as Appendix A to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
10.8 Plan of Merger dated October 2, 1998, among TEI, TEI Combination Corporation and the Company (Filed as Appendix B to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
10.9 Plan of Merger dated October 2, 1998, among HWG, HWG Combination Corporation and the Company (Filed as Appendix C to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
10.10 Plan of Merger dated October 2, 1998, among PMT, PMT Combination Corporation and the Company (Filed as Appendix D to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
10.11 1998 Incentive Plan of the Company (Filed as an exhibit to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
10.12 Asset Purchase Agreement between Tanknology Environmental, Inc. and Jack Holder Enterprises, Inc. dated January 31, 1994 (Filed as an exhibit to TEI's Form 10-K for the year ending December 31, 1994 (File No. 0-18899) and incorporated herein by reference).

10.13 Asset Purchase Agreement between Tanknology/Engineered Systems, Inc., TEI, Inc. and Sorrento Electronics, Inc. dated December 23, 1997 (filed as an exhibit to TEI's Form 10-K for the year ending December 23, 1997 (File No. 0-18899) and incorporated herein by reference).
10.14      Sublease Agreement dated January 19, 1994 between Texas Commerce
           Bank National Association and Harris Webb & Garrison, Inc., as amended by that certain First Amendment to Sublease Agreement dated February 23, 1994, the Second Amendment to Sublease Agreement dated April 26, 1994, and the Third Amendment to Sublease Agreement dated January 19, 1995 (Filed as an exhibit to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
10.15 Office Lease Agreement dated February 1, 1998 between 5599 San Felipe, Ltd. and Harris Webb & Garrison, Inc. (Filed as an exhibit to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
10.16 Office Lease Agreement dated January 19, 1999 between 5599 San Felipe, Ltd. and the Company (Filed as an exhibit to the Company's Form 10-K for the year ending December 31, 1998 (File No. 333-65417) and incorporated herein by reference).
10.17      Letter Agreement dated April 7, 1999 between the Pershing Division of Donaldson, Lufkin Jenrette Securities Corporation and Harris Webb & Garrison, Inc.
10.18 Autotrust Agreement dated January 9, 1998 between SunGard Trust Systems Inc. and Pinnacle Management & Trust Company (Filed as an exhibit to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
10.19 Letter of Agreement dated August 31, 1999 between Montgomery Correspondent Services, a division of Banc of America Securities LLC and Spires Financial, L.P.
10.20 Office Lease Agreement and related amendments dated September 25, 1996 between Texas Tower Limited and Sanders Morris Mundy Inc.
*21.1      List of Subsidiaries of the Registrant.
*23.1      Consent of PricewaterhouseCoopers LLP.


----------
  * Filed herewith.

  (b) Reports on Form 8-K
      There were no reports on Form 8-K filed during the three-month period ended December 31, 2000.