Form 10-Q
period 2001-03-31
PINNACLE GLOBAL GROUP INC
filed 2001-05-14
CIK 1071341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-30066

                           ---------------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 10, 2001, was 15,938,075.

================================================================================

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I.       CONDENSED CONSOLIDATED FINANCIAL INFORMATION

       Item 1.    Financial Statements...............................................................    2

                  Condensed Consolidated Balance Sheet as of March 31, 2001 and
                    December 31, 2000 (unaudited)....................................................    2

                  Condensed Consolidated Statement of Operations for the Three Months
                    Ended March 31, 2001 and 2000 (unaudited) .......................................    3

                  Condensed Consolidated Statement of Shareholders' Equity for the Three
                    Months Ended March 31, 2001 (unaudited)..........................................    4

                  Condensed Consolidated Statement of Cash Flows for the Three Months
                    Ended March 31, 2001 and 2000 (unaudited)........................................    5

                  Notes to Condensed Consolidated Financial Statements (unaudited)...................    6

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.......................................................................   15

       Item 3.    Quantitative and Qualitative Disclosures About Market Risks........................   19

PART II.      OTHER INFORMATION

       Item 1.    Legal Proceedings..................................................................   19

       Item 6.    Exhibits and Reports on Form 8-K...................................................   20

PART III.     SIGNATURES.............................................................................   21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                              MARCH 31,        DECEMBER 31,
                                                                                2001               2000
                                                                           --------------     --------------
                              ASSETS

Cash and cash equivalents                                                  $       20,616     $       25,059
Receivables, net of allowance of $615:
  Broker-dealers                                                                      682              1,643
  Customers                                                                         1,613              2,601
  Related parties                                                                   8,236              5,017
  Other                                                                               412                397
Deposits with clearing brokers                                                        250                250
Securities owned                                                                   11,213              9,675
Securities available for sale                                                       3,495              4,143
Intangible assets, net of accumulated amortization
  of $2,598 and $2,096                                                             44,601             45,103
Furniture and equipment                                                             2,388              2,359
Deferred income taxes                                                               2,451              2,280
Other assets                                                                          914                687
                                                                           --------------     --------------
      Total assets                                                         $       96,871     $       99,214
                                                                           ==============     ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued liabilities                                 $        6,223     $        6,800
  Payable to clearing broker-dealers                                                   19                 35
  Securities sold, not yet purchased                                                   96                591
  Net liabilities of discontinued operations                                          171              1,676
                                                                           --------------     --------------
      Total liabilities                                                             6,509              9,102
                                                                           --------------     --------------

Commitments and contingencies

Minority interests                                                                    146                186

Shareholders' equity:
  Preferred stock, $0.10 par value; 10,000,000 shares authorized;
    no shares issued and outstanding                                                    -                  -
  Common stock, $0.01 par value; 100,000,000 shares authorized;
  16,168,041 and 16,100,512 shares issued at March 31,
    2001 and December 31, 2000, respectively                                          162                161
  Additional paid-in capital                                                      104,157            103,670
  Receivables for shares issued                                                      (558)              (558)
  Accumulated deficit                                                              (8,809)            (9,711)
  Accumulated other comprehensive loss                                               (784)              (452)
  Unearned compensation                                                              (251)                 -
  Treasury stock at cost, 918,966 and 802,124 shares at
    March 31, 2001 and December 31, 2000, respectively                             (3,701)            (3,184)
                                                                           --------------     --------------
      Total shareholders' equity                                                   90,216             89,926
                                                                           --------------     --------------
      Total liabilities and shareholders' equity                           $       96,871     $       99,214
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

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           2001                2000
                                                                                           RECLASSIFIED
                                                                      ---------------      ------------
Revenues:
  Commissions                                                         $         6,611       $    3,116
  Principal transactions                                                        1,994            1,711
  Investment banking                                                            3,914            3,062
  Fiduciary, custodial and advisory fees                                        1,608            1,072
  Interest and dividends                                                          711              474
  Other income                                                                    514              409
                                                                      ---------------       ----------
      Total revenues                                                           15,352            9,844
                                                                      ---------------       ----------

Expenses:
  Employee compensation and benefits                                            8,818            4,828
  Floor brokerage, exchange and clearance fees                                    871              540
  Communications and data processing                                              868              465
  Occupancy                                                                       871              440
  Amortization of intangible assets                                               502              291
  Other general and administrative                                              1,375              982
                                                                      ---------------       ----------
      Total expenses                                                           13,305            7,546
                                                                      ---------------       ----------
Income from continuing operations before
  equity in loss of limited partnerships,
  income taxes and minority interests                                           2,047            2,298
Equity in loss of limited partnerships                                           (175)            (429)
Provision for income taxes                                                     (1,010)            (853)
Minority interests in net loss of consolidated companies                           40              113
                                                                      ---------------       ----------
Income from continuing operations                                                 902            1,129
Loss from discontinued operations, net of tax                                       -              (53)
                                                                      ---------------       ----------
Net income                                                            $           902       $    1,076
                                                                      ===============       ==========

Net income per share:
  Basic:
    From continuing operations                                        $          0.06       $     0.09
    From discontinued operations                                                 -                0.00
                                                                      ---------------       ----------
      Basic net income per share                                      $          0.06       $     0.09
                                                                      ===============       ==========
  Diluted:
    From continuing operations                                        $          0.06       $     0.09
    From discontinued operations                                                 -                0.00
                                                                      ---------------       ----------
      Diluted net income per share                                    $          0.06       $     0.09
                                                                      ===============       ==========

Weighted average shares outstanding
  Basic                                                                    15,238,876       11,787,916
                                                                      ===============       ==========
  Diluted                                                                  15,389,709       11,787,916
                                                                      ===============       ==========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)
                                   (unaudited)


                                             COMMON STOCK         TREASURY STOCK       ADDITIONAL  RECEIVABLES
                                        ---------------------  --------------------     PAID-IN    FOR SHARES        RETAINED
                                          SHARES      AMOUNT    SHARES      AMOUNT      CAPITAL      ISSUED      EARNINGS(DEFICIT)
                                        ----------    -------  --------   ---------    ---------  ------------   -----------------
Balance, December 31, 2000                  16,101     $ 161      (802)   $ (3,184)    $ 103,670  $      (558)         $   (9,711)

Acquisition of treasury stock                                     (117)       (517)

Issuance of restricted stock                    67         1                                 487

Amortization of unearned compensation

Comprehensive income:
  Net income                                                                                                                   902
  Net change in unrealized depreciation
    of securities available for sale,
    net of deferred taxes of $171
      Total comprehensive income
                                        ----------    ------   -------    --------     ---------  -----------          ----------
Balance, March 31, 2001                     16,168     $ 162      (919)   $ (3,701)    $ 104,157  $      (558)         $   (8,809)
                                        ==========    ======   =======    ========     =========  ===========          ==========


                                                           ACCUMULATED
                                                             OTHER
                                              UNEARNED    COMPREHENSIVE
                                            COMPENSATION      LOSS            TOTAL
                                            ------------ --------------   ---------------
Balance, December 31, 2000                    $      -   $         (452)  $        89,926

Acquisition of treasury stock                                                        (517)

Issuance of restricted stock                      (253)                               235

Amortization of unearned compensation                2                                  2

Comprehensive income:
  Net income                                                                          902
  Net change in unrealized depreciation
    of securities available for sale,
    net of deferred taxes of $171                                  (332)             (332)
                                                                          ---------------
      Total comprehensive income                                                      570

                                              --------   --------------   ---------------
Balance, March 31, 2001                       $   (251)  $         (784)  $        90,216
                                              ========   ==============   ===============

              The accompanying notes are an integral part of
             the condensed consolidated financial statements.

                  PINNACLE GLOBAL GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                                            2000
                                                                                        2001            RECLASSIFIED
                                                                                    -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $         902        $    1,076
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Gain on sale of securities available for sale                                             -              (227)
      Depreciation                                                                            193               128
      Amortization of intangible assets                                                       502               291
      Minority interests in net loss of consolidated companies                                (40)             (113)
      Changes in operating assets and liabilities:
        (Increase) decrease in receivables                                                 (1,285)           75,166
        (Increase) decrease in securities owned                                            (1,538)           31,314
        Decrease in deposits with clearing brokers                                              -               197
        Decrease in securities sold, not yet purchased                                       (495)          (33,322)
        (Increase) decrease in other assets                                                  (227)               74
        Increase (decrease) in assets and liabilities of
          discontinued operations                                                          (1,505)              140
        Decrease in payable to clearing broker-dealers                                        (16)          (68,618)
        Decrease in accounts payable and accrued liabilities                                 (577)           (1,531)
                                                                                    -------------        ----------
          Net cash (used in) provided by operating activities                              (4,086)            4,575
                                                                                    -------------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                       (234)              (85)
  Acquisitions, net of cash acquired of $0 and $11,801                                          -            11,658
  Proceeds from the sale of assets                                                             14                 -
  Purchase of securities available for sale                                                  (429)           (1,595)
  Proceeds from sales and maturities of securities available for sale                         574             1,662
                                                                                    -------------        ----------
          Net cash (used in) provided by investing activities                                 (75)           11,640
                                                                                    -------------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                                                 (517)             (553)
  Issuance of restricted stock                                                                235                 -
                                                                                    -------------        ----------

          Net cash used in investing activities                                              (282)             (553)
          Net (decrease) increase in cash and cash equivalents                             (4,443)           15,662

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           25,059            10,495
                                                                                    -------------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $      20,616        $   26,157
                                                                                    =============        ==========

Noncash investing and financing activities:
  Common stock issued for acquisitions                                              $           -        $   36,267
  Cash refund for taxes                                                             $          12        $        -

                The accompanying notes are an integral part of
               the condensed consolidated financial statements.

1.       BASIS OF PRESENTATION

NATURE OF OPERATIONS

     Through its operating subsidiaries consisting of Pinnacle Management & Trust ("PMT"), Sanders Morris Harris Inc. ("SMH"), Blackford Securities Corporation ("Blackford"), and Cummer/Moyers Capital Advisors ("CMCA"), the Company provides a broad range of financial services, including institutional and retail brokerage, investment banking, merchant banking, trust related services and investment management. The Company serves a diverse group of institutional, corporate and individual clients.

     The Company merged with and acquired such operating subsidiaries during 2000 and 1999. The acquisitions were accounted for using the purchase method and as a result current period results are not comparable to the prior period.

CONSOLIDATION

     The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of financial position at March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     These financial statements and notes should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

RECENTLY ISSUED ACCOUNTING STANDARD

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The standard, as amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, AN AMENDMENT OF FASB STATEMENT NO. 133, and Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. Due to the Company's limited use of derivative instruments, the adoption of FAS 133 on January 1, 2001, did not have a significant effect on the Company's results of operations or its financial position.

PROPOSED ACCOUNTING STANDARD

     The FASB recently announced that it proposes to change the accounting for certain acquisitions and goodwill. This pronouncement, if finally adopted, could affect the way the structure of future acquisitions are accounted. Rules implementing the announced standards are not final and no definitive date has been established for adopting the final standard.

2.       ACQUISITIONS

     On January 29, 1999, the Company acquired Harris Webb & Garrison, Inc. ("HWG,") PMT, and Spires Financial, L.P. ("Spires"). The former owners of HWG, PMT, and Spires received 3,562,500 shares of the Company's common stock, which represented 49.98% of the outstanding common stock. The acquisitions were accounted for as purchases and, accordingly, the financial information of HWG, PMT, and Spires is included in the Company's consolidated financial statements from the date of acquisition. The purchase price of approximately $31 million exceeded the fair value of identifiable net assets acquired by approximately $22 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. During the second quarter of 2000, the Company charged off approximately $8.3 million of goodwill related to the discontinuance of operations of Spires.

     On January 31, 2000, HWG merged with Sanders Morris Mundy Inc. ("SMM"). SMM survived the merger, became a wholly owned subsidiary of the Company and was renamed SMH. The former owners of SMM received 7,125,220 shares of the Company's common stock in the merger, which represented approximately 50% of the Company's outstanding common stock. The merger was accounted for as a purchase and, accordingly, the financial information of SMM has been included in the Company's consolidated financial statements from February 1, 2000. The purchase price of approximately $37 million exceeded the fair value of identifiable net assets acquired by approximately $23 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

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

     On October 2, 2000 the Company acquired the Cummer/Moyers companies ("C/M"). The former owners of C/M received a total of 850,000 of the Company's common shares during October 2000 and subsequently earned an additional 150,000 common shares for exceeding specified performance levels. The additional 150,000 shares were issued in May 2001. The acquisition was accounted for as a purchase and, accordingly, the financial information of C/M has been included in the Company's consolidated financial statements from October 2, 2000. The purchase price of approximately $5.9 million exceeded the fair value of identifiable net assets acquired by approximately $5.9 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. In conjunction with the acquisition, Cummer/Moyers Securities, Inc. ("CMS"), the broker-dealer division of C/M, was merged into SMH, and CMCA, the asset manager division of C/M, became a subsidiary of PGG.

     The following summarized unaudited pro forma financial information assumes the SMM merger and the Blackford and C/M acquisitions occurred on January 1, 2000 and further assumes the discontinuance of Spires on January 1, 2000:

                                                        THREE MONTHS ENDED MARCH 31,
                                                                    2000
                                                                 -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Revenues                                                    $    18,014
     Income from continuing operations                                 2,330
     Basic and diluted earnings per share
       from continuing operations                                $      0.15

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

3.       SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     Securities owned and securities sold, not yet purchased as of March 31, 2001 were as follows:

                                                                            SOLD, NOT YET
                                                            OWNED             PURCHASED
                                                        ------------          ----------
                                                                  (IN THOUSANDS)
     Marketable:
       U.S. government and agency obligations           $        301          $        -
       Corporate stocks                                        4,585                 (96)
                                                        ------------          ----------
                                                               4,886                 (96)
     Not readily marketable:
       Partnerships                                            3,390                   -
       Corporate stocks and warrants                           2,937                   -
                                                        ------------          ----------
                                                        $     11,213          $      (96)
                                                        ============          ==========

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

     Securities not readily marketable consist of investments in limited partnerships, equities, options and warrants. The investments in limited partnerships, which are less than 5% ownership interests and are accounted for using the equity method, consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., LifeSciences Opportunity Fund, L.P., and Tactical Opportunities High Yield Fund, L.P.

4.       SECURITIES AVAILABLE FOR SALE

Securities available for sale at March 31, 2001 were as follows:

                                                                          Gross Unrealized
                                                          Amortized   ------------------------    Estimated
                                                            Cost        Gains        Losses      Fair Value
                                                        ------------  ----------   -----------   -----------
                                                                            (in thousands)
U.S. Government and agency obligations                  $      1,183  $       41   $         -   $     1,224
Corporate bonds                                                  100           -            (2)           98
Marketable equity securities                                   3,400           -        (1,227)        2,173
                                                        ------------  ----------   -----------   -----------
  Total                                                 $      4,683  $       41   $    (1,229)  $     3,495
                                                        ============  ==========   ===========   ===========

The contractual maturities of debt securities available for sale at March 31, 2001 were as follows:

Due after 1 year through 5 years                                                                 $     1,224
Due after 5 years through 10 years                                                                        98
                                                                                                 -----------
                                                                                                 $     1,322
                                                                                                 ===========

     Gross gains on sales of securities available for sale were $96,000 and $278,000 for the three months ended March 31, 2001 and 2000 respectively. Gross losses on sales of securities available for sale were $96,000 and $51,000 for the three months ended March 31, 2001 and 2000 respectively.

     Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary. Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Management believes the unrealized losses are temporary at March 31, 2001. However, no assurance can be given that a write-down accounted for as a realized loss, will not be necessary in the future.

5.       INCOME TAXES

     The differences between the effective tax rate reflected in the income tax provision for continuing operations and the statutory federal rate were as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                         2001        2000
                                                      ----------   ---------
                                                           (IN THOUSANDS)
Tax computed using the statutory rate                 $      636   $     635
Nondeductible amortization of goodwill                       171          99
State income taxes and other                                 203         119
                                                      ----------   ---------
Total                                                 $    1,010   $     853
                                                      ==========   =========

     The Company's effective tax rate was 54% and 46% at March 31, 2001 and 2000.

6.   DISCONTINUED OPERATIONS

ENGINEERED SYSTEMS, INC.

     Engineered Systems, Inc.'s ("ESI") operations were discontinued as of December 31, 1995. The assets of ESI were disposed of on December 23, 1997, for a $500,000 interest bearing note due in 2002. The purchaser also agreed to complete customer contracts that were in process at the time of the sale. However, the Company remains liable for costs incurred by the purchaser in excess of amounts recoverable from customers. Through the third quarter of 1998, the Company believed, based in part on information provided by the purchaser, that it had no additional liability with respect to the contracts in process. Subsequent to December 31, 1998, the Company was notified that a major customer cancelled its contract and that the other contracts in process had incurred costs in excess of amounts recoverable from customers. As a result, during the fourth quarter of 1998 the Company recorded an additional loss related to ESI of $1,344,000, net of tax. In the second quarter of 1999, the Company paid the purchaser $1,000,000 to satisfy a portion of those liabilities. In the third quarter of 1999, the Company was notified that additional costs would be incurred to complete certain customer contracts and, therefore, the Company recorded an additional loss of $73,000, net of tax. In March 2000, the Company was informed by certain customers that payment would not be made based on delivery delays and failure to perform under the terms of the contract. Therefore, the Company recorded an additional loss of $1,200,000 during the fourth quarter of 1999. The Company recorded additional losses of $100,000 during the second quarter and $200,000 during the fourth quarter of 2000 as a result of those continuing liabilities. In March 2000, the Company paid the purchaser $420,000, and in July 2000 the Company paid the purchaser an additional $1.4 million to satisfy a portion of those liabilities. A final payment of approximately $250,000 was made during April 2001 to reimburse the purchaser for completion costs.

SPIRES FINANCIAL, L.P.

     Spires' operations were discontinued in June 2000 due to departures of certain key employees and changes in the mortgage-backed securities market resulting in part from interest rate increases. Spires incurred net losses of $10.8 million for the year ended December 31, 2000, including goodwill impairment of $8.3 million and $2.5 million, net of tax, for operating losses, abandoned leases, and other expenses. The Company retained cash, receivables from broker-dealers, deposits with clearing brokers, and securities owned, but the other assets and liabilities of Spires totaling $463,000, including proprietary software, databases, and property, were held for sale at December 31, 2000 and were sold to a company associated with a former officer and director of the Company in January 2001. No additional gain or loss was recorded on the sale.

7.   COMMITMENTS AND CONTINGENCIES

     There were no firm underwriting commitments open at March 31, 2001. The Company and its subsidiaries have obligations under operating leases that expire by 2007 with initial noncancelable terms in excess of one year. During the first quarter of 2001, the Company entered into agreements to sublease two of its office spaces to independent parties.

     The Company has contingent liabilities and potential loss exposures related to discontinued operations. The Company may also be exposed to certain liabilities and claims associated with the discontinued liquid waste business. In connection with the sale Energy Recovery Resources, Inc. ("ERRI,") the Company remains contingently liable for certain environmental claims with a maximum exposure of $2.2 million until January 2002. A portion of these potential environmental claims is covered by insurance with a maximum deductible of $50,000 per occurrence. However, at March 31, 2001 the Company is not aware of the existence of any such environmental claims. The Company believes such potential claims will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The former owners of C/M received a total of 850,000 of the Company's common shares during October 2000 and subsequently earned an additional 150,000 common shares for exceeding specified performance levels. The additional 150,000 shares were issued in May 2001.

     The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to its operations. The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on financial condition, results of operations, or cash flows.

     The Company has uncommitted financing arrangements with clearing brokers that finance customer accounts, certain broker-dealer balances and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the balance sheet for financial accounting reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts and therefore, retains risk on these accounts. The Company is required to maintain certain cash or securities on deposit with its clearing broker.

8.       TREASURY STOCK

     The Company repurchases its common stock from time to time primarily to offset the dilutive effect of its employee stock options and stock purchase plan. Such repurchases are accounted for using the cost method. During the three months ended March 31, 2001, the Company reacquired 116,842 shares of its common stock at a weighted average price of $4.42 per share, for an aggregate purchase price of $517,000.

     Subsequent to March 31, 2001, the Company reacquired 61,000 shares of its common stock at a weighted average price of $4.92 per share, totaling $300,000. Additionally on April 5, 2001, the Company issued 600,000 of its treasury shares to acquire Kissinger Financial Services, Inc. (See Note 14).

9.       EARNINGS PER COMMON SHARE

     Basic and diluted earnings per-share computations for the periods indicated were as follows:

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                             2001          2000
                                                                                          ---------    ------------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Computation of basic and diluted earnings per common share for the three months ended March 31:
    Net income applicable to common stock                                                 $     902    $      1,076
                                                                                          =========    ============
    Weighted average number of common shares outstanding                                     15,239          11,788
    Common shares issuable under stock option plan                                              986               -
    Less shares assumed repurchased with proceeds                                              (835)              -
                                                                                          ---------    ------------
      Weighted average common shares outstanding                                             15,390          11,788
                                                                                          =========    ============
      Basic earnings per common share                                                     $    0.06    $       0.09
                                                                                          =========    ============
      Diluted earnings per common share                                                   $    0.06    $       0.09
                                                                                          =========    ============

     Stock options outstanding of 50,000 and 1,070,050 at March 31, 2001 and 2000, respectively, have not been included in diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

10.      BUSINESS SEGMENT INFORMATION

     The Company's continuing businesses operate in two reportable business segments. The Company's investment banking and brokerage segment includes the operations of SMH and its predecessor, HWG. SMH is an investment banking and brokerage services firm whose activities primarily include securities underwriting and retail brokerage services. The Company's investment management segment includes the operations of PMT and CMCA. PMT is a state chartered trust company providing a variety of trust services including investment management, estate settlement, and retirement planning. CMCA provides investment management services to investors who prefer fixed-income securities as a major part of their investment portfolios. The Spires segment was discontinued during the second quarter of 2000. The following summarizes certain financial information of each reportable segment for the three months ended March 31, 2001 and 2000:

                                                         AS OF OR FOR THE            AS OF OR FOR THE
                                                        THREE MONTHS ENDED          THREE MONTHS ENDED
                                                          MARCH 31, 2001              MARCH 31, 2000
                                                     -------------------------  ---------------------------
                                                     INVESTMENT                  INVESTMENT
                                                     BANKING AND    INVESTMENT  BANKING AND      INVESTMENT
                                                      BROKERAGE     MANAGEMENT   BROKERAGE       MANAGEMENT
                                                     -----------    ----------  -----------      ----------
                                                           (IN THOUSANDS)             (IN THOUSANDS)
Revenues                                               $ 14,477     $     732    $    8,228      $     818
Income before equity in loss
  of limited partnerships, income
  taxes and minority interests                            2,860            38         1,915            328
Equity in loss of limited partnerships                     (176)            -          (429)             -
Total assets                                             63,346         5,424        28,439          5,519

     The following table reconciles the reportable segments to the consolidated income from continuing operations before equity in loss of limited partnerships, income taxes and minority interests reported in the consolidated statement of operations for the three months ended March 31, 2001 and 2000:

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       2001           2000
                                                                    -----------     ---------
                                                                          (IN THOUSANDS)
Income before equity in loss of limited partnerships,
  income taxes and minority interests:

    Investment Banking and Brokerage                                $     2,860     $   1,915
    Investment Management                                                    38           328
                                                                    -----------     ---------
                                                                          2,898         2,243

Amortization of intangible assets                                          (502)         (291)
Corporate revenues and expenses, net                                       (349)          346
                                                                    -----------     ---------
Income from continuing operations
  before equity in loss of limited partnerships,
  income taxes and minority interests                               $     2,047     $   2,298
                                                                    ===========     =========

11.      INCENTIVE PLAN

     Effective January 1, 2001, the Company adopted a deferred compensation plan in which eligible employees may purchase shares of the Company's restricted common stock at a price equal to 66.6% of the 20-day average of the closing sales prices for a share of the Company's common stock, as reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), ending on the day prior to the date the shares are issued. The amount paid by the employees is recorded as compensation expense on the issue date of the shares. The shares issued are valued at the closing sales price on the date the shares are issued. The difference between the value of the shares issued and the compensation expense recorded is classified as unearned compensation and is shown as a separate component of shareholders' equity. During the first quarter of 2001, 67,529 restricted shares of the Company's common stock were granted under the deferred compensation plan. Unearned compensation is being amortized to expense over the three year vesting period and totaled $1,600 for the three months ended March 31, 2001.

12.      COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

                                                          THREE MONTHS ENDED MARCH 31,
                                                              2001           2000
                                                           ---------     ------------
                                                                 (IN THOUSANDS)
Net income                                                 $     902     $      1,076
                                                           ---------     ------------
Other comprehensive income (loss), net of tax:
  Unrealized depreciation on securities                         (332)             (92)
  Reclassification adjustment for gains
    included in net income                                         -              150
                                                           ---------     ------------
Net change in unrealized depreciation
  on securities available for sale, net of tax                  (332)              58
                                                           ---------     ------------
      Total comprehensive income                           $     570     $      1,134
                                                           =========     ============

13.      RELATED PARTIES

     The Company earned advisory fees from SMH's investments in limited partnerships of $802,082 and $520,080 during the three months ended March 31, 2001 and 2000, respectively.

     The Company consolidated certain notes receivable and advanced an additional $1.3 million to the limited partnerships during the three months ended March 31, 2001. The new note in the original principal amount of $2,847,000 matures on December 31, 2001, accrues interest at 11% and is collateralized by certain promissory notes issued by the limited partnerships.

     During the first quarter of 2001, the Company amended the notes receivable from shareholders to allow the shareholders to defer payments of principal and interest until the fourth anniversary of the note and continue for seven years.

14.      SUBSEQUENT EVENTS

     On April 5, 2001, the Company acquired Kissinger Financial Services, Inc. ("Kissinger"), a Baltimore, Maryland based financial planning firm. The former owner of Kissinger received a total of 600,000 of the Company's common shares. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act. As part of the acquisition, the former owner of Kissinger agreed not to sell or transfer the common shares received in the acquisition until after April 5, 2002. The Company also granted registration rights to the former owner of Kissinger to include these common shares in a shelf registration statement to be filed before April 5, 2002. The acquisition was accounted for as a purchase and, accordingly the financial information of Kissinger will be included in the Company's consolidated financial statements from the date of acquisition. The purchase price totaled approximately $3.4 million.

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

     On January 31, 2000, we completed the merger of Harris Webb and Garrison, our investment banking subsidiary with Sanders Morris Mundy Inc. ("SMM"). SMM survived the merger, was renamed Sanders Morris Harris Inc. ("SMH") and became our wholly owned subsidiary. In the merger, we issued 7,125,220 of our common shares to the former shareholders of SMM.

     On June 30, 2000, we acquired Blackford Securities Corporation ("Blackford") for 1,000,000 of our common shares and $5.5 million in cash. Blackford, based in Garden City, New York, specializes in providing prime brokerage services to investment partnerships and execution services to institutions.

     Spires' operations were discontinued in June 2000 due to departures of certain key employees and changes in the mortgage-backed securities market resulting in part from interest rate increases. The Company retained cash, receivables from broker-dealers, deposits with clearing brokers, and securities owned, but the other assets and liabilities of Spires totaling $463,000, including proprietary software, databases, and property, were held for sale at December 31, 2000 and were sold to a company associated with a former officer and director of the Company in January 2001. No additional gain or loss was recorded on the sale.

     On October 2, 2000, we acquired the Cummer/Moyers companies. The former owners of Cummer/Moyers received a total of 850,000 of our common shares during October 2000 and subsequently earned an additional 150,000 common shares for exceeding specified performance levels. The additional 150,000 shares were issued in May 2001. The Cummer/Moyers companies, based in Fort Worth, Texas consist of Cummer/Moyers Securities, a broker-dealer; and Cummer/Moyers Capital Advisors, a specialist in providing fixed income investment portfolios to institutional and individual clients (collectively, "C/M").

     On April 5, 2001, we acquired Kissinger Financial Services, Inc. ("Kissinger"). The former owner of Kissinger received a total of 600,000 of our common shares. Kissinger, based in Baltimore, Maryland, provides financial planning services to individuals.

     The historical financial information contained in this document for 2000 reflects the discontinuance of Spires. The following description of our business includes the operation of the combined company after giving effect to the January 1999 combination, the January 2000 SMM merger, the June 2000 Blackford acquisition, and the October 2000 C/M acquisitions, except for our discontinued businesses.

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

     EXPENSES. Our expenses consist of (1) compensation and benefits, (2) brokerage and clearing costs, (3) interest expense and (4) other expenses. Compensation and benefits is our largest expense item and includes wages, salaries, commissions paid to retail and institutional brokers and investment and merchant bankers, and benefits. During the first quarter of 2001, compensation and benefits represented 66% as a percentage of total expenses, and 57% as a percentage of total revenues. Compensation and benefits have both a variable component based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, trading desk incentives, and management compensation. Retail and institutional commissions are based on a competitive commission schedule. The investment banking group and the research group receive a salary and discretionary bonus as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.

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

     Amortization expense reflects the amortization of the goodwill recorded through mergers and acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,2000

     Our financial results for the first quarter of 2000 include the results of operations of HWG and PMT for the entire period, and SMM from the date of merger, January 31, 2000. Blackford and C/M were acquired on June 30, 2000 and October 2, 2000, respectively; hence their operating results are not included in the Company's financial statements for the first three months of 2000. The data for the three months ended March 31, 2001 reflects the operating results of SMH, PMT, Blackford and C/M for the entire quarter.

     Total revenues rose to $15.4 million in 2001 from $9.8 million in 2000 primarily due to an increase in the number of sales and marketing professionals due to the mergers with SMM, C/M and Blackford. Total expenses for the period increased to $13.3 million from $7.5 million in the previous year principally from compensation and benefits paid to employees who joined the Company as a result of the SMM, C/M and Blackford mergers. Income from continuing operations for the three months ended March 31, 2001 declined to $902,000 in 2001 from $1.1 million in 2000. Basic and diluted income per share from continuing operations was $0.06 for the three months ended March 31, 2001 compared to $0.09 for the same period in 2000.

     Commissions revenue increased to $6.6 million in 2001 from $3.1 million in 2000 primarily as a result of the addition of approximately 18,000 brokerage accounts serviced by SMH, Blackford and C/M. At the beginning of 2000, HWG serviced approximately 3,000 accounts. Principal transactions revenue totaled $2.0 million in 2001 versus $1.7 million in 2000. The first three months of 2001 include approximately $1.0 million of principal transaction revenues related to fixed income brokerage, a service that SMH first offered during the third quarter of 2000. During the first quarter of 2000, principal transaction revenues include an unrealized gain of $660,000 associated with an increase in value of one of the Company's investments. Investment banking revenue from advisory services and private security offerings rose to $3.9 million in 2001 from $3.1 million in 2000 mainly due to the inclusion of SMH for the entire first quarter of 2001. During the first three months of 2001, SMH raised total gross proceeds for clients of approximately $30 million. Fiduciary, custodial and advisory fees revenue increased to $1.6 million in 2001 compared to $1.1 million in 2000 resulting principally from the addition of fee based accounts obtained through the acquisition of C/M as well as an increase in advisory fees raised from SMH's investments in limited partnerships. Interest and dividend income rose to $711,000 in 2001 from $474,000 in the same period last year primarily due to the inclusion of SMH for the entire first quarter of 2001 versus only two months during the prior year quarter.

     In the three months ended March 31, 2001, employee compensation and benefits, increased to $8.8 million from $4.8 million in the same period last year. Due to the merger with SMH and the acquisitions of Blackford and C/M, total employees increased from 108 at January 1, 2000 to 208 at March 31, 2001. Floor brokerage, exchange and clearance fees increased to $871,000 in 2001 from $540,000 in 2000 mainly due to the inclusion of brokerage operations at SMH, Blackford and C/M for the entire first three months of 2001 as well as the opening of the Dallas office and the addition of the fixed-income trading division at SMH. Communication and data processing costs, primarily related to costs at SMH and upgrades in technology and services, including quotes and market data services, increased to $868,000 in 2001 from $465,000 in the same period last year principally due to the inclusion of SMM, Blackford and C/M for the full first quarter in 2001. Occupancy costs increased to $871,000 in 2001 from $440,000 in 2000 primarily from the additional rent expense for office leases at SMH, Blackford and C/M. The company leases office space in eleven offices throughout the United States. Intangible asset amortization increased to $502,000 from $291,000 as a result of additional goodwill recorded in the SMM, C/M and Blackford mergers. Other general and administrative expenses increased to $1.4 million from $1.0 million mainly due to the mergers with SMM, Blackford and C/M.

     The effective tax rate from continuing operations was 54% for the three months ended March 31, 2001 compared to 46% for the three months ended March 31, 2000. Our effective tax rate exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we held before the January 1999 combination.

     At March 31, 2001, we had approximately $20.6 million in cash and cash equivalents, which together with liquid assets, consisting of receivables from broker-dealers, deposits with clearing brokers, securities owned, and securities available for sale represented about 37% of our total assets at quarter-end.

     For the three months ended March 31, 2001, net cash used in operations totaled $4.1 million versus net cash provided by operations of $4.6 million during 2000. Current year cash used in operations is the result of increases in working capital changes and other adjustments totaling $5 million offset by net income of $902,000.

     Capital expenditures for the first quarter of 2001 were $234,000, mainly from the purchase of furniture and computer equipment and software, as well as for leasehold improvements, necessary for our growth. During the first three months of 2001, we reacquired 117,000 of our common shares at a total cost of approximately $517,000.

     At March 31, 2001, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

     We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations. We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our financial condition, results of operations, or cash flows.

     We may be exposed to certain liabilities and claims associated with our discontinued liquid waste business. In connection with the sale of ERRI, we remain contingently liable for potential environmental claims with a maximum exposure of $2.2 million until January 2002. However, at March 31, 2001, we are not aware of the existence of any such environmental claims. A portion of such potential claims is covered by insurance with a maximum deductible of $50,000 per occurrence. We believe such potential claims will not have a material adverse effect on our financial condition, results of operations, or cash flows.

     A portion of our assets is highly liquid and short-term in nature, consisting of cash and assets readily convertible into cash. Securities borrowed and securities loaned, along with receivables from customers and payables to customers, fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions. Receivables from others and payables to others fluctuate primarily due to the change in adjustment to securities owned on a trade date basis.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

MARKET RISKS

     The following discussion relates to our market risk sensitive instruments as of March 31, 2001, and thus, includes such instruments held by PMT and SMH.

     At March 31, 2001, PMT had equity securities under management with a fair value of $517 million. PMT's fee income for the period ended March 31, 2001 would have been reduced by approximately $84,000 assuming a hypothetical 10% decrease in the value of its equity securities under management. PMT's fee income could also be reduced from changes in interest rates to the extent that such changes reduce the carrying value of securities under management. Additionally, PMT's securities available for sale are recorded at a fair value of approximately $3.5 million at March 31, 2001. These securities are subject to equity price risk. This risk would amount to $350,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities. The actual equity price risk related to the trading equity securities may differ substantially.

     SMH's trading equity securities are marked to market on a daily basis. At March 31, 2001, SMH's trading equity securities were recorded at a fair value of $4.6 million. These trading equity securities are subject to equity price risk. This risk would amount to $460,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities. The actual equity price risk related to the trading equity securities may differ substantially.

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

    We may be exposed to certain liabilities and claims associated with our discontinued liquid waste business. In connection with the sale of ERRI, we remain contingently liable for certain environmental claims with a maximum exposure of $2.2 million until January 2002. However, at March 31, 2001, we are not aware of the existence of any such environmental claims. A portion of such potential claims is covered by insurance with a maximum deductible of $50,000 per occurrence. We believe such potential claims will not have a material adverse effect on our financial condition, results of operations, or cash flows.

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


* Filed herewith.

       (b) Reports on Form 8-K.

      There were no reports on Form 8-K filed during the three-month period ended March 31, 2001.

                                    PART III

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PINNACLE GLOBAL GROUP, INC.

                            By   /s/   ROBERT E. GARRISON II
                                ------------------------------------------
                                          Robert E. Garrison II
                                   President & Chief Executive Officer


                            By  /s/  RICK BERRY
                                ------------------------------------------
                                                Rick Berry
                                          Chief Financial Officer



DATE:    MAY 10, 2001