Form 10-Q
period 2001-06-30
PINNACLE GLOBAL GROUP INC
filed 2001-08-14
CIK 1071341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-30066

                                  ------------

                        SANDERS MORRIS HARRIS GROUP INC.
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

                           PINNACLE GLOBAL GROUP, INC.
                           (Former name of registrant)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

     The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 10, 2001, was 15,999,756.

================================================================================

                SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I.       CONDENSED CONSOLIDATED FINANCIAL INFORMATION

       Item 1.    Financial Statements...............................................................    2

                  Condensed Consolidated Balance Sheet as of June 30, 2001 and
                    December 31, 2000 (unaudited)....................................................    2

                  Condensed Consolidated Statement of Operations for the Three and Six Months
                    Ended June 30, 2001 and 2000 (unaudited) ........................................    3

                  Condensed Consolidated Statement of Shareholders' Equity for the Six
                    Months Ended June 30, 2001 (unaudited)...........................................    4

                  Condensed Consolidated Statement of Cash Flows for the Six Months
                    Ended June 30, 2001 and 2000 (unaudited).........................................    5

                  Notes to Condensed Consolidated Financial Statements (unaudited)...................    6

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.......................................................................   16

       Item 3.    Quantitative and Qualitative Disclosures About Market Risks........................   20

PART II.      OTHER INFORMATION

       Item 1.    Legal Proceedings..................................................................   21

       Item 4.    Submission of Matters to a Vote of Security Holders................................   22

       Item 6.    Exhibits and Reports on Form 8-K...................................................   23

PART III.      SIGNATURES............................................................................   24

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                          JUNE 30,         DECEMBER 31,
                                                                            2001               2000
                              ASSETS                                    -----------        -----------
Cash and cash equivalents                                               $    19,226        $    25,059
Receivables, net of allowance of $700 and $615:
      Broker-dealers                                                          1,351              1,643
      Customers                                                               3,184              2,601
      Related parties                                                        11,518              5,017
      Other                                                                     543                397
Deposits with clearing brokers                                                  250                250
Securities owned                                                             10,381              9,675
Securities available for sale                                                 2,609              4,143
Intangible assets, net of accumulated amortization
   of $3,147 and $2,096                                                      48,442             45,103
Furniture and equipment                                                       2,440              2,359
Other assets                                                                  2,859              2,967
Net assets of discontinued operations                                           106                  -
                                                                        -----------        -----------
          Total assets                                                  $   102,909        $    99,214
                                                                        ===========        ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

      Accounts payable and accrued liabilities                           $    7,496         $    6,800
      Payable to clearing broker-dealers                                         32                 35
      Securities sold, not yet purchased                                        118                591
      Net liabilities of discontinued operations                                  -              1,676
                                                                        -----------        -----------
          Total liabilities                                                   7,646              9,102
                                                                        -----------        -----------

Commitments and contingencies

Minority interests                                                              104                186

Shareholders' equity:
      Preferred stock, $0.10 par value; 10,000,000 shares authorized;
        no shares issued and outstanding                                          -                  -
      Common stock, $0.01 par value; 100,000,000 shares authorized; 16,390,614 and 16,100,512 shares issued at June 30, 2001 and December 31,
        2000, respectively                                                      164                161
      Additional paid-in capital                                            106,377            103,670
      Receivables for shares issued                                            (518)              (558)
      Accumulated deficit                                                    (8,330)            (9,711)
      Accumulated other comprehensive loss                                     (516)              (452)
      Unearned compensation                                                    (371)                 -
      Treasury stock at cost, 390,858 and 802,124 shares at
        June 30, 2001 and December 31, 2000, respectively                    (1,647)            (3,184)
                                                                        -----------        -----------
          Total shareholders' equity                                         95,159             89,926
                                                                        -----------        -----------
          Total liabilities and shareholders' equity                    $   102,909        $    99,214
                                                                        ===========        ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                                   2001          2000          2001             2000
                                                                ---------      --------      ---------       ---------
Revenues:
    Commissions                                                $    6,003    $    3,664     $   12,614      $    6,729
    Principal transactions                                          2,927           388          4,922           2,226
    Investment banking                                              2,907         3,655          6,932           6,717
    Fiduciary, custodial and advisory fees                          1,586         1,537          3,236           2,690
    Interest and dividends                                            498           568          1,209           1,042
    Other income                                                      394           228            755             381
                                                               ----------    ----------     ----------      ----------
          Total revenues                                           14,315        10,040         29,668          19,785
                                                               ----------    ----------     ----------      ----------

Expenses:

    Employee compensation and benefits                              8,406         5,383         17,224          10,139
    Floor brokerage, exchange and clearance fees                      849           604          1,720           1,144
    Communications and data processing                                982           626          1,850           1,091
    Occupancy                                                         932           675          1,803           1,112
    Amortization of intangible assets                                 549           368          1,051             659
    Other general and administrative                                1,565         1,142          2,941           2,061
                                                               ----------    ----------     ----------      ----------
          Total expenses                                           13,283         8,798         26,589          16,206
                                                               ----------    ----------     ----------      ----------

Income from continuing operations before
    equity in income (loss) of limited partnerships,
    income taxes and minority interests                             1,032         1,242          3,079           3,579
Equity in income (loss) of limited partnerships                        11           (99)          (165)           (528)
Provision for income taxes                                           (605)         (636)        (1,615)         (1,529)
Minority interests in net loss of consolidated companies               41            40             82             153
                                                               ----------    ----------     ----------      ----------

Income from continuing operations                                     479           547          1,381           1,675

Loss from discontinued operations, net of tax                           -       (10,521)             -         (10,573)
                                                               ----------    ----------     ----------      ----------

Net income (loss)                                              $      479    $   (9,974)    $    1,381      $   (8,898)
                                                               ==========    ==========     ==========      ==========

Earnings (loss) per share:
    Basic:
       From continuing operations                              $     0.03    $     0.04     $     0.09      $     0.13
       From discontinued operations                                     -         (0.75)             -           (0.82)
                                                               ----------    ----------     ----------      ----------
          Basic earnings (loss) per share                      $     0.03    $    (0.71)    $     0.09      $    (0.69)
                                                               ==========    ==========     ==========      ==========

    Diluted:
       From continuing operations                              $     0.03    $     0.04     $     0.09      $     0.13
       From discontinued operations                                     -         (0.75)             -           (0.82)
                                                               ----------    ----------     ----------      ----------
          Diluted earnings (loss) per share                    $     0.03    $    (0.71)    $     0.09      $    (0.69)
                                                               ==========    ==========     ==========      ==========

Weighted average common shares outstanding:
    Basic                                                      15,886,740    13,967,221     15,564,598      12,877,569
                                                               ==========    ==========     ==========      ==========
    Diluted                                                    16,104,537    13,967,221     15,745,908      12,877,569
                                                               ==========    ==========     ==========      ==========

                The accompanying notes are an integral part of
               the condensed consolidated financial statements.

                SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (in thousands)
                                   (unaudited)

                                                     Common Stock       Treasury Stock     Additional   Receivables
                                                  ------------------- --------------------  Paid-In      for Shares
                                                   Shares   Amount    Shares     Amount     Capital        Issued
                                                  --------- --------- --------  ---------- -----------  -------------
Balance, December 31, 2000                          16,101     $ 161     (802)   $ (3,184)  $ 103,670         $ (558)

Issuance of common stock for
   acquisition                                         150         2                              892

Acquisition of treasury stock                                            (190)       (884)

Exercise of stock options                                                   1           5

Issuance of treasury stock for
   acquisition                                                            600       2,416         898


Issuance of restricted stock                           140         1                              917

Amortization of unearned compensation

Payment against receivables for
   shares issued                                                                                                  40

Comprehensive income:
    Net income
    Net change in unrealized depreciation
     of securities available for sale,
     net of deferred taxes of $32
      Total comprehensive income

                                                  --------- --------- --------  ---------- -----------  -------------
Balance, June 30, 2001                              16,391     $ 164     (391)   $ (1,647)  $ 106,377         $ (518)
                                                  ========= ========= ========  ========== ===========  =============

                                                                                           Accumulated
                                                                                              Other
                                                        Accumulated        Unearned       Comprehensive
                                                          Deficit        Compensation         Loss          Total
                                                     ------------------ ---------------  ---------------- -----------
Balance, December 31, 2000                                    $ (9,711)            $ -            $ (452)    $89,926

Issuance of common stock for                                                                                     894
   acquisition

Acquisition of treasury stock                                                                                   (884)

Exercise of stock options                                                                                          5

Issuance of treasury stock for
   acquisition                                                                                                 3,314


Issuance of restricted stock                                                      (395)                          523

Amortization of unearned compensation                                               24                            24

Payment against receivables for
   shares issued                                                                                                  40

Comprehensive income:                                            1,381                                         1,381
    Net income
    Net change in unrealized depreciation
     of securities available for sale,
     net of deferred taxes of $32                                                                    (64)        (64)
                                                                                                          -----------
      Total comprehensive income                                                                               1,317

                                                     ------------------ ---------------  ---------------- -----------
Balance, June 30, 2001                                        $ (8,330)         $ (371)           $ (516)    $95,159
                                                     ================== ===============  ================ ===========

               The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (in thousands)
                                   (unaudited)

                                                                                         2001             2000
                                                                                       ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                 $   1,381       $   (8,898)
     Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
            Realized loss (gain)on securities available for sale                             126             (436)
            Depreciation                                                                     420              277
            Amortization of intangible assets                                              1,051              659
            Stock compensation                                                               547                -
            Minority interests in net loss of consolidated companies                         (82)            (153)
            Changes in operating assets and liabilities:
                 (Increase) decrease in receivables                                       (6,661)         156,070
                 (Increase) decrease in securities owned                                    (706)          82,235
                 Decrease in deposits with clearing brokers                                    -            5,244
                 Decrease in securities sold, not yet purchased                             (473)        (120,223)
                 Decrease in other assets                                                     51            3,357
                 Increase (decrease) in assets and liabilities of
                   discontinued operations                                                (1,783)           9,547
                 Decrease in payable to clearing broker-dealers                               (3)        (116,022)
                 Increase (decrease) in accounts payable and accrued liabilities             310           (5,244)
                                                                                       ---------       ----------
                     Net cash (used in) provided by operating activities                  (5,822)           6,413
                                                                                       ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                   (458)            (179)
     Acquisitions, net of cash acquired of $30 and $13,516                                   (20)           7,785
     Purchase of securities available for sale                                              (481)          (3,126)

     Proceeds from sales and maturities of securities available for sale                   1,792            2,608
                                                                                       ---------       ----------

                     Net cash provided by investing activities                               833            7,088
                                                                                       ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                             (884)            (553)
     Collection of receivables for shares issued                                              40                -
     Distributions to minority interest                                                        -              (33)
                                                                                       ---------       ----------

                     Net cash used in financing activities                                  (844)            (586)

                     Net (decrease) increase in cash and cash equivalents                 (5,833)          12,915

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          25,059           10,495
                                                                                       ---------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  19,226       $   23,410
                                                                                       =========       ==========


Noncash investing and financing activities:
     Common stock issued for acquisitions                                              $   4,208       $   40,027
     Cash paid for taxes                                                               $     228       $        -

                   The accompanying notes are an integral part of
                  the condensed consolidated financial statements.

                  SANDERS MORRIS HARRIS GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

NATURE OF OPERATIONS

     Through its operating subsidiaries, Pinnacle Management & Trust Company ("PMT"), Sanders Morris Harris Inc. ("SMH"), SMH Asset Management, SMH Capital Advisors, and Kissinger Financial Services, Inc. ("Kissinger"), the Company provides a broad range of financial services, including institutional and retail brokerage, investment banking, merchant banking, trust related services, investment management and financial planning. The Company serves a diverse group of institutional, corporate and individual clients.

     The Company merged with and acquired its operating subsidiaries in 2001, 2000 and 1999. The acquisitions were accounted for using the purchase method, and as a result current period results are not comparable to the prior period.

       On May 22, 2001, the Company's shareholders voted to change the Company's name from Pinnacle Global Group, Inc. to Sanders Morris Harris Group Inc., to present a more cohesive group identity to our clients and the investment community as a whole.

CONSOLIDATION

     The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position at June 30, 2001, results of our operations for the three and six months ended June 30, 2001 and 2000, and our cash flows for the six months ended June 30, 2001 and 2000. All the adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     These financial statements and notes should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 141 entitled "BUSINESS COMBINATIONS" was issued in June, 2001 and became effective July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition. The pooling-of-interests method of accounting allowed under prior standards, which reflected business combinations using historical financial information, is now prohibited. SFAS No. 142 entitled "GOODWILL AND OTHER INTANGIBLE ASSETS" was also issued in June, 2001, in concert with SFAS No. 141. SFAS No. 142 becomes effective for us on January 1, 2002. On that date goodwill will no longer be amortized, but will be tested for impairment using a fair value approach. Currently existing goodwill ($ 48.4 million at June 30, 2001) will continue to be amortized through December 31, 2001. We will not amortize any goodwill recorded by us from an acquisition made during the remainder of 2001. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than our reportable segments. SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of a reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. We will recognize any impairment loss from the initial adoption of SFAS No. 142 as a change in accounting principle. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

                  SANDERS MORRIS HARRIS GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     SFAS No. 142 is not expected to have a material effect on our financial position or cash flows, but it will impact our results of operations. We are reviewing SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing. During the year ended December 31, 2000 and the six months ended June 30, 2001, we recorded goodwill amortization of $ 1.6 million and $ 1.1 million, respectively. These amounts would not have been recorded under SFAS No. 142.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 2000 condensed consolidated financial statements to conform them with the 2001 presentation. The reclassifications had no effect on retained earnings, results of operations or cash flows.

2.   ACQUISITIONS

     On January 29, 1999, the Company acquired Harris Webb & Garrison, Inc. ("HWG"), PMT, and Spires Financial, L.P. ("Spires"). The former owners of HWG, PMT, and Spires received 3,562,500 shares of the Company's common stock, which represented 49.98% of the outstanding common stock. The acquisitions were accounted for as purchases and, accordingly, the financial information of HWG, PMT, and Spires is included in the Company's consolidated financial statements from the date of acquisition. The purchase price of approximately $31 million exceeded the fair value of identifiable net assets acquired by approximately $22 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. During the second quarter of 2000, the Company charged off approximately $8.3 million of goodwill related to the discontinuance of operations of Spires.

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

     On June 30, 2000, SMH acquired Blackford Securities Corporation ("Blackford"). The former owners of Blackford received 1,000,000 shares of the Company's common stock and $5.5 million in cash. The acquisition was accounted for as a purchase and, accordingly, the financial information of Blackford has been included in the Company's consolidated financial statements from June 30, 2000. The purchase price of approximately $9.3 million exceeded the fair value of identifiable net assets acquired by approximately $7.1 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

     On October 2, 2000 the Company acquired the Cummer/Moyers companies ("C/M"). The former owners of C/M received a total of 850,000 of the Company's common shares during October 2000 and an additional 150,000 common shares in May 2001 for exceeding specified performance levels. The acquisition was accounted for as a purchase and, accordingly, the financial information of C/M has been included in the Company's consolidated financial statements from October 2, 2000. The purchase price of approximately $5.9 million exceeded the fair value of identifiable net assets acquired by approximately $5.9 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. In conjunction with the acquisition, Cummer/Moyers Securities, Inc. ("CMS"), the broker-dealer division of C/M, was merged into SMH, and Cummer/Moyers Capital Advisors ("CMCA"), the asset manager division of C/M was subsequently renamed SMH Capital Advisors and became a direct subsidiary of the Company.

                  SANDERS MORRIS HARRIS GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     On April 5, 2001, the Company acquired Kissinger Financial Services, Inc. ("Kissinger"), a Baltimore, Maryland based financial planning firm. The former owner of Kissinger received a total of 600,000 of the Company's common shares. The acquisition was accounted for as a purchase and, accordingly the financial information of Kissinger has been included in the Company's consolidated financial statements from April 5, 2001. The purchase price of approximately $3.4 million exceeded the fair value of identifiable net assets acquired by approximately $3.5 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

     The following summarized unaudited pro forma financial information assumes the SMM merger and the Blackford, C/M and Kissinger acquisitions occurred on January 1, 2000 and further assumes the discontinuance of Spires on January 1, 2000:

                                                   THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                      2001         2000                   2001           2000
                                                    --------     --------               --------       --------
                                                    (IN THOUSANDS, EXCEPT                (IN THOUSANDS, EXCEPT
                                                     PER SHARE AMOUNTS)                    PER SHARE AMOUNTS)
Revenues                                            $ 14,315     $ 13,150               $ 30,173       $ 32,157
Income from continuing operations                        479          762                  1,232          3,181
Basic and diluted earnings per share
      from continuing operations                    $   0.03     $   0.05               $   0.08       $   0.19

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

                  SANDERS MORRIS HARRIS GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     Securities owned and securities sold, not yet purchased as of June 30, 2001 were as follows:

                                                              SOLD, NOT YET
                                                OWNED           PURCHASED
                                               --------         ---------
                                                     (IN THOUSANDS)
      Marketable:
           Corporate stocks                    $  3,970         $    (118)
                                               --------         ---------
                                                  3,970              (118)
      Not readily marketable:
           Partnerships                           3,418                 -
           Corporate stocks and warrants          2,993                 -
                                               --------         ---------
                                               $ 10,381         $    (118)
                                               ========         =========

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

     Securities not readily marketable consist of investments in limited partnerships, equities, options and warrants. The investments in limited partnerships are accounted for using the equity method, and consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., LifeSciences Opportunity Fund, L.P., and Tactical Opportunities High Yield Fund, L.P.

4.   SECURITIES AVAILABLE FOR SALE

Securities available for sale at June 30, 2001 were as follows:

                                                                        GROSS UNREALIZED
                                                      AMORTIZED        -------------------        ESTIMATED
                                                         COST          GAINS        LOSSES        FAIR VALUE
                                                       --------        -----        ------        ----------
                                                                         (in thousands)
     U.S. Government and agency obligations            $     51        $   -        $    -         $      51
     Corporate bonds                                        100            -            (3)               97
     Marketable equity securities                         3,239           44          (822)            2,461
                                                       --------        -----        ------         ---------
       Total                                           $  3,390        $  44        $ (825)        $   2,609
                                                       ========        =====        ======         =========

                  SANDERS MORRIS HARRIS GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The contractual maturities of debt securities available for sale at June 30, 2001 were as follows:

              Due after 1 year through 5 years              $      51
              Due after 5 years through 10 years                   97
                                                            ---------
                                                            $     148
                                                            =========

     Gross gains on sales of securities available for sale were $130,000 and $513,000 for the six months ended June 30, 2001 and 2000 respectively. Gross realized losses on securities available for sale were $256,000 and $77,000 for the six months ended June 30, 2001 and 2000 respectively.

     Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary. Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. In the three months ended June 30, 2001, the Company recognized in earnings an unrealized loss of $160,000 on a security whose decline in value was deemed other than temporary. Management believes the remaining unrealized losses are temporary at June 30, 2001. However, a write-down accounted for as a realized loss may be necessary in the future.

5.   INCOME TAXES

     The differences between the effective tax rate reflected in the income tax provision for continuing operations and the statutory federal rate were as follows:

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                                   2001         2000               2001            2000
                                                  ------       ------            --------        --------
                                                     (IN THOUSANDS)                   (IN THOUSANDS)
Tax computed using the statutory rate             $  355       $  383            $    991        $  1,037
Nondeductible amortization of goodwill               187          125                 357             224
State income taxes and other                          63          128                 267             268
                                                  ------       ------            --------        --------
      Total                                       $  605       $  636            $  1,615        $  1,529
                                                  ======       ======            ========        ========

     The Company's effective tax rate was 55% and 50% for the six months ended June 30, 2001 and 2000, respectively. The Company's effective tax rate was 58% and 56% for the three months ended June 30, 2001 and 2000, respectively.

6.   DISCONTINUED OPERATIONS

ENERGY RECOVERY RESOURCES, INC.

     The Board of Directors adopted a plan to discontinue the operations of Energy Recovery Resources, Inc. ("ERRI") effective December 31, 1998. The assets and liabilities of ERRI were sold on July 13, 2000. The purchaser retained approximately $566,000 of the sale proceeds to pay for potential post-closing balance sheet adjustments related to minimum working capital, net asset value thresholds established in the sale agreement, and certain environmental claims. In January 2001, the threshold shortage was determined to be $361,000, which amount was applied against the retained balance. The purchaser remitted the remaining balance of $205,000 to the Company in July 2001.

                  SANDERS MORRIS HARRIS GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENGINEERED SYSTEMS, INC.

     Engineered Systems, Inc.'s ("ESI") operations were discontinued as of December 31, 1995. The assets of ESI were disposed of on December 23, 1997. The purchaser agreed to complete customer contracts in process at the time of the sale. However, the Company remained liable for costs incurred by the purchaser in excess of amounts recoverable from customers. A final payment of approximately $250,000 was made during April 2001 to reimburse the purchaser for completion costs.

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

7.   COMMITMENTS AND CONTINGENCIES

     There were no firm underwriting commitments open at June 30, 2001.

       The Company and its subsidiaries have obligations under operating leases that expire by 2007 with initial noncancelable terms in excess of one year. During the first six months of 2001, the Company entered into agreements to sublease two of its office locations to independent parties.

     The Company has contingent liabilities and potential loss exposures related to discontinued operations. The Company may also be exposed to certain liabilities and claims associated with the discontinued liquid waste business. In connection with the sale of ERRI, the Company remains contingently liable for certain environmental claims with a maximum exposure of $2.2 million until January 2002. A portion of these potential environmental claims is covered by insurance with a maximum deductible of $50,000 per occurrence. However, at June 30, 2001 the Company is not aware of the existence of any such environmental claims. The Company believes such potential claims will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

     The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to its operations. The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on financial condition, results of operations, or cash flows.

     The Company has uncommitted financing arrangements with clearing brokers who finance customer accounts, certain broker-dealer balances and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the balance sheet for financial accounting reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts and therefore, retains risk on these accounts. The Company is required to maintain certain cash or securities on deposit with its clearing broker.

                  SANDERS MORRIS HARRIS GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   EARNINGS PER COMMON SHARE

     Basic and diluted earnings (loss) per-share computations for the periods indicated were as follows:

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                                   2001             2000
                                                                               ------------      -----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Computation of basic and diluted earnings per common share for the three months ended June 30:
          Net income (loss) applicable to common stock                         $        479      $    (9,974)
                                                                               ============      ===========
          Weighted average number of common shares outstanding                       15,887           13,967
          Common shares issuable under stock option plan                              1,115                -
          Less shares assumed repurchased with proceeds                                (897)               -
                                                                               ------------      -----------
              Weighted average common shares outstanding                             16,105           13,967
                                                                               ============      ===========
              Basic earnings (loss) per common share                           $       0.03      $     (0.71)
                                                                               ============      ===========
              Diluted earnings (loss) per common share                         $       0.03      $     (0.71)
                                                                               ============      ===========

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                   2001             2000
                                                                               ------------      -----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Computation of basic and diluted earnings per common share for the three months ended June 30:
          Net income (loss) applicable to common stock                         $      1,381      $    (8,898)
                                                                               ============      ===========
          Weighted average number of common shares outstanding                       15,565           12,878
          Common shares issuable under stock option plan                              1,115                -
          Less shares assumed repurchased with proceeds                                (934)               -
                                                                               ------------      -----------
              Weighted average common shares outstanding                             15,746           12,878
                                                                               ============      ===========
              Basic earnings (loss) per common share                           $       0.09      $     (0.69)
                                                                               ============      ===========
              Diluted earnings (loss) per common share                         $       0.09      $     (0.69)
                                                                               ============      ===========

     Stock options outstanding of 50,000 and 1,084,050 at June 30, 2001 and 2000, respectively, have not been included in diluted earnings per common share because their inclusion would have been antidilutive for the periods presented. 9.

                  SANDERS MORRIS HARRIS GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   BUSINESS SEGMENT INFORMATION

     The Company's continuing businesses operate in two reportable business segments. The Company's investment banking and brokerage segment includes the operations of SMH and its predecessor, HWG. SMH is an investment banking and brokerage services firm whose activities primarily include securities underwriting and retail brokerage services. The Company's investment management segment includes the operations of PMT, SMH Capital Advisors and Kissinger. PMT is a state chartered trust company providing a variety of trust services including investment management, estate settlement, and retirement planning. SMH Capital Advisors provides investment management services to investors who include fixed income securities as a major part of their investment portfolios. Kissinger provides financial planning services to individuals. The Spires segment was discontinued during the second quarter of 2000. The following summarizes certain financial information of each reportable segment for the three and six months ended June 30, 2001 and 2000:

                                                           AS OF OR FOR                     AS OF OR FOR
                                                        THREE MONTHS ENDED               THREE MONTHS ENDED
                                                           JUNE 30, 2001                    JUNE 30, 2000
                                                     --------------------------      ---------------------------
                                                      INVESTMENT                     INVESTMENT
                                                     BANKING AND     INVESTMENT      BANKING AND      INVESTMENT
                                                      BROKERAGE      MANAGEMENT       BROKERAGE       MANAGEMENT
                                                     -----------     ----------      -----------      ----------
                                                           (IN THOUSANDS)                 (IN THOUSANDS)
Revenues                                              $   13,148       $  1,107       $   9,117        $    867
Income before equity in income (loss)
    of limited partnerships, income
    taxes and minority interests                           1,968             83           1,715             358
Equity in income (loss) of limited partnerships               11              -             (99)              -
Total assets                                              65,657          5,806          28,553           5,869

                                                           AS OF OR FOR                     AS OF OR FOR
                                                        THREE MONTHS ENDED               THREE MONTHS ENDED
                                                           JUNE 30, 2001                    JUNE 30, 2000
                                                     --------------------------      ---------------------------
                                                      INVESTMENT                     INVESTMENT
                                                     BANKING AND     INVESTMENT      BANKING AND      INVESTMENT
                                                      BROKERAGE      MANAGEMENT       BROKERAGE       MANAGEMENT
                                                     -----------     ----------      -----------      ----------
                                                           (IN THOUSANDS)                 (IN THOUSANDS)
Revenues                                              $   27,625       $  1,839      $   17,245       $   1,685
Income before equity in loss
    of limited partnerships, income
    taxes and minority interests                           4,829            121           3,669             686
Equity in loss of limited partnerships                      (164)             -            (528)              -
Total assets                                              65,657          5,806          28,553           5,869

                  SANDERS MORRIS HARRIS GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table reconciles the reportable segments to the consolidated income from continuing operations before equity in loss of limited partnerships, income taxes and minority interests reported in the consolidated statement of operations for the three and six months ended June 30, 2001 and 2000:

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                                 2001          2000         2001          2000
                                                                -------      --------      -------      --------
                                                                    (IN THOUSANDS)             (IN THOUSANDS)
Income before equity in loss of limited partnerships,
    income taxes and minority interests:

       Investment Banking and Brokerage                         $ 1,968      $  1,715      $ 4,829      $  3,669
       Investment Management                                         83           358          121           686
                                                                -------      --------      -------      --------
                                                                  2,051         2,073        4,950         4,355

Amortization of intangible assets                                  (549)         (368)      (1,051)         (659)
Corporate revenues and expenses, net                               (470)         (463)        (820)         (117)
                                                                -------      --------      -------      --------

Income from continuing operations
    before equity in loss of limited partnerships,
    income taxes and minority intersts                          $ 1,032      $  1,242      $ 3,079      $  3,579
                                                                =======      ========      =======      ========

10.  INCENTIVE PLAN

     Effective January 1, 2001, the Company adopted a deferred compensation plan in which eligible employees may receive shares of the Company's restricted common stock at a price equal to 66.6% of the 20-day average of the closing sales prices for a share of the Company's common stock, as reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), ending on the day prior to the date the shares are issued. The shares issued are valued at the closing sales price on the date the shares are issued. The difference between the value of the shares issued and the compensation expense recorded is classified as unearned compensation and is shown as a separate component of shareholders' equity.

                  SANDERS MORRIS HARRIS GROUP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

                                                        THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                           2001            2000             2001           2000
                                                         --------       ----------       ---------      ----------
                                                              (IN THOUSANDS)                   (IN THOUSANDS)
Net income (loss)                                        $    479       $   (9,974)      $   1,381      $   (8,898)
Other comprehensive income (loss), net of tax:
       Unrealized appreciation (depreciation) on
          securities available for sale                       346             (136)             14            (218)
       Reclassification adjustment for realized
          (loss) gains included in net income (loss)          (78)             129             (78)            270
                                                         --------       ----------       ---------      ----------
Net change in unrealized depreciation on
    securities available for sale, net of tax                 268               (7)            (64)             52
                                                         --------       ----------       ---------      ----------
             Total comprehensive income (loss)           $    747       $   (9,981)      $   1,317      $   (8,846)
                                                         ========       ==========       =========      ==========

12.  RELATED PARTIES

     The Company's receivables from related parties totaling $11,518,000 at June 30, 2001 primarily consist of $2,526,000 of unpaid management fees earned on the Company's investments in limited partnerships, a $2,847,000 note receivable from the limited partnerships, $3,076,000 of notes receivable from employees, and a $2,538,000 note receivable from a temporarily controlled entity through which SMH intends to make future investments.

     The Company consolidated certain notes receivable and advanced an additional $1.3 million to the limited partnerships during the six months ended June 30, 2001. The new note in the original principal amount of $2,847,000 matures on December 31, 2001, and is collateralized by certain promissory notes issued by the limited partnerships.

     During the first quarter of 2001, the Company amended the notes receivable from shareholders to allow the shareholders to commence payment in January 2002 and continuing thereafter for seven years.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and their related notes.

GENERAL

     We provide diversified financial services through our subsidiaries, including institutional and retail brokerage, investment banking, merchant banking, trust related services, investment management and financial planning. All of these activities are highly competitive and are sensitive to many factors outside our control, including those factors listed under "Factors Affecting Forward-Looking Statements."

     We closely monitor our operating environment to enable us to respond promptly to market cycles. In addition, we seek to lessen earnings volatility by controlling expenses, increasing fee-based business and developing new revenue sources. Nonetheless, operating results for any specific period should not be considered representative of future performance.

      Certain assets and liabilities of Spires Financial, L.P. ("Spires") totaling $463,000, including proprietary software, databases, and property, were held for sale at December 31, 2000 and were sold to a company associated with a former officer and director of the Company in January 2001. No additional gain or loss was recorded on the sale.

     On October 2, 2000, we acquired the Cummer/Moyers companies ("C/M"). The former owners of Cummer/Moyers received a total of 850,000 of our common shares during October 2000 and earned an additional 150,000 common shares in May 2001 for exceeding specified performance levels.

     On April 5, 2001, we acquired Kissinger Financial Services, Inc. ("Kissinger"). The former owner of Kissinger received a total of 600,000 of our common shares. Kissinger, based in Baltimore, Maryland, provides financial planning services to individuals.

       On May 22, 2001, the Company's shareholders voted to change the Company's name to Sanders Morris Harris Group Inc., to present a more cohesive group identity to our clients and the investment community as a whole.

COMPONENTS OF REVENUES AND EXPENSES

     REVENUES. Our revenues are comprised primarily of (1) commission revenue from retail and institutional brokerage transactions, fees from asset-based advisory services, and principal and agent transactions, (2) investment banking revenue from corporate finance fees, mergers and acquisitions fees and merchant banking fees and (3) fees from asset management, financial planning and fiduciary services. We also earn interest on the cash held and dividends received from the equity securities held by us for our corporate capital accounts and have gains (or losses) in our inventory account. Interest income results from interest earned on our inventories of fixed-income securities prior to sale and from interest and dividends earned on investments in our capital accounts. Other sources of revenue include revenue earned from gains on the sale of securities held in our corporate accounts, and from realized and unrealized gains (or losses), on securities in our possession.

     EXPENSES. Our expenses consist of (1) compensation and benefits, (2) brokerage and clearing costs, (3) interest expense and (4) other expenses. Compensation and benefits is our largest expense item and includes wages, salaries, commissions paid to retail and institutional brokers and investment and merchant bankers, and benefits. During the first half of 2001, compensation and benefits represented 65% of total expenses, and 58% of total revenues. Compensation and benefits have both a variable component based on revenue production and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and trading desk incentives. Retail and institutional commissions are based on a competitive commission schedule. The investment banking group and the research group receive a salary and discretionary bonus as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Our financial results for the second quarter of 2000 include the results of operations of Sanders Morris Harris Inc. ("SMH") and Pinnacle Management & Trust ("PMT") for the entire period. Blackford Securities Corporation ("Blackford"), which was subsequently renamed SMH Asset Management, C/M, and Kissinger were acquired on June 30, 2000, October 2, 2000, and April 5, 2001, respectively; hence their operating results are not included in the Company's financial statements for the three months ended June 30, 2000. The data for the three months ended June 30, 2001 reflects the operating results of SMH, PMT, Blackford, and C/M, for the entire quarter, and Kissinger from the date of acquisition, April 5, 2001.

     Total revenues rose to $14.3 million in 2001 from $10 million in 2000 primarily due to an increase in the number of sales and marketing professionals due to the acquisitions of C/M, Blackford, and Kissinger, as well as the establishment during the third quarter of 2000 of the fixed income brokerage group. Total expenses for the period increased to $13.3 million from $8.8 million in the previous year principally from compensation and benefits paid to employees who joined the Company following the C/M, Blackford and Kissinger acquisitions and the creation of the fixed income brokerage group. Income from continuing operations for the three months ended June 30, 2001 and 2000 totaled $479,000 and $547,000, respectively. Basic and diluted income per share from continuing operations was $0.03 for the three months ended June 30, 2001, compared to $0.04 for the prior year period.

     Commissions revenue increased to $6.0 million in 2001 from $3.7 million in 2000 primarily due to an increase in the number of retail and institutional brokers resulting from the acquisitions of C/M and Blackford and the opening of a new SMH office in Dallas as well as an increase in mutual fund commissions resulting from the acquisition of Kissinger. Principal transactions revenue totaled $2.9 million in 2001 versus $388,000 in 2000. The second quarter of 2001 includes approximately $2.6 million of principal transaction revenues related to fixed income brokerage, a service that SMH first offered during the third quarter of 2000. Additionally, unrealized gains on the Company's securities owned portfolio increased by $269,000 from the prior year period. Investment banking revenue from advisory services and private security offerings declined to $2.9 million in 2001 from $3.7 million in 2000 mainly due to a reduction in fees and commissions earned through private placement transactions. During the second quarter of 2001, SMH raised total gross proceeds for clients of approximately $18.0 million. Fiduciary, custodial and advisory fees revenue increased to $1.6 million in 2001 compared to $1.5 million in 2000 resulting principally from the addition of approximately 2,500 fee based accounts obtained through the acquisitions of C/M and Kissinger, but partially offset by a decline in management fees earned from SMH's investments in limited partnerships. Interest and dividend income declined to $498,000 in 2001 from $568,000 in the same period last year primarily due to lower interest rates paid on the Company's interest-bearing investments.

     For the three months ended June 30, 2001, employee compensation and benefits increased to $8.4 million from $5.4 million in the same period last year primarily due to commissions paid on fixed income brokerage, as well as an increase in the total number of employees at the Company resulting from the acquisitions of Blackford, C/M, and Kissinger. Floor brokerage, exchange and clearance fees increased to $849,000 in 2001 from $604,000 in 2000 mainly due to the expansion of brokerage operations related to the acquisition of Blackford, C/M and Kissinger as well as the opening of the Dallas office and the addition of the fixed income trading group at SMH. Communication and data processing costs, including quotes and market data services, increased to $982,000 in 2001 from $626,000 in the same period last year principally due to the cost of additional communication and information services related to the expanded brokerage and investment operations brought about by the acquisitions of Blackford, C/M, and Kissinger, and the addition of the fixed income trading group. Occupancy costs increased to $932,000 in 2001 from $675,000 in 2000 primarily from the addition of five new office leases at SMH, Blackford, C/M, and Kissinger. Intangible asset amortization increased to $549,000 from $368,000 as a result of additional goodwill recorded in the C/M, Blackford, and Kissinger acquisitions. Other general and administrative expenses increased to $1.6 million from $1.1 million mainly due to the acquisitions with Blackford, C/M, and Kissinger.

     The effective tax rate from continuing operations was 58% for the three months ended June 30, 2001 compared to 56% for the three months ended June 30, 2000. Our effective tax rate exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization and state income taxes.

     Losses from discontinued operations, net of tax, were $10.5 million in the second quarter of 2000. The loss from discontinued operations consists of $600,000 related to the July 2000 sale of our Energy Recovery Resources, Inc. ("ERRI") subsidiary; $100,000 associated with additional costs incurred to complete customer contracts related to the 1997 sale of our Engineered Systems, Inc. ("ESI") subsidiary; and $9.8 million related to Spires, which included an $8.3 million charge for impairment of goodwill and $1.5 million, net of tax, for operating losses, abandoned leases, and other expenses.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Our financial results for the first half of 2000 include the results of operations of HWG and PMT for the entire period, and SMM from the date of merger, January 31, 2000. Blackford, C/M and Kissinger were acquired on June 30, 2000, October 2, 2000, and April 5, 2001, respectively; hence their operating results are not included in the Company's financial statements for the first six months of 2000. The data for the six months ended June 30, 2001 reflects the operating results of SMH, PMT, Blackford, and C/M, for the entire period, and Kissinger from the date of acquisition, April 5, 2001.

     Total revenues rose to $29.7 million in 2001 from $19.8 million in 2000 primarily due to an increase in the number of sales and marketing professionals following the mergers with SMM, C/M, Blackford, and Kissinger, as well as the establishment during the third quarter of 2000 of the fixed income brokerage group. Total expenses for the period increased to $26.6 million from $16.2 million in the previous year principally due to the additional costs associated with the Company's expansion of brokerage and investment management services offered to its customers. Income from continuing operations for the six months ended June 30, 2001 totaled $1.4 million, compared to $1.7 million in the prior year period. Diluted income per share from continuing operations was $0.09 for the six months ended June 30, 2001, compared to $0.13 in 2000.

     Commissions revenue increased to $12.6 million in 2001 from $6.7 million in 2000 primarily due to an increase in the number of retail and institutional brokers resulting from the acquisitions of C/M and Blackford and the opening of a new SMH office in Dallas, as well as an increase in mutual fund commissions resulting from the acquisition of Kissinger. Principal transactions revenue totaled $4.9 million in 2001 versus $2.2 million in 2000. The first six months of 2001 include approximately $3.7 million of principal transaction revenues related to fixed income brokerage, a service that SMH first offered during the third quarter of 2000. Additionally, unrealized gains on the Company's investment portfolio increased by $508,000 from the prior year period. Investment banking revenue from advisory services and private security offerings increased to $6.9 million in 2001 from $6.7 million in 2000 mainly due to a rise in fees and commissions earned through private placement transactions. During the first six months of 2001, SMH raised total gross proceeds for clients of approximately $48.0 million. Fiduciary, custodial and advisory fees revenue increased to $3.2 million in 2001 compared to $2.7 million in 2000 resulting principally from the addition of approximately 2,500 fee based accounts obtained through the acquisitions of C/M and Kissinger, as well as an increase in management fees earned from SMH's investments in limited partnerships and from fees earned by brokers to manage individual accounts. Interest and dividend income increased to $1.2 million in 2001 from $1.0 million in the same period last year primarily due to the inclusion of SMH for the entire first half of 2001 versus only five months during the prior year quarter.

     For the six months ended June 30, 2001, employee compensation and benefits increased to $17.2 million from $10.1 million in the same period last year. Due to the merger with SMH and the acquisitions of Blackford, C/M and Kissinger, total employees increased from 108 at January 1, 2000 to 238 at June 30, 2001. Floor brokerage, exchange and clearance fees increased to $1.7 million in 2001 from $1.1 million in 2000 mainly due to the expansion of brokerage operations related to the acquisition of Blackford, C/M and Kissinger as well as the opening of the Dallas office and the addition of the fixed income trading group at SMH. Communication and data processing costs, including quotes and market data services, increased to $1.9 million in 2001 from $1.1 million in the same period last year principally due to the inclusion of Blackford, C/M, and Kissinger for the 2001 period. Occupancy costs increased to $1.8 million in 2001 from $1.1 million in 2000 primarily from the additional rent expense for office leases at SMH, Blackford, C/M, and Kissinger. At January 1, 2000, the Company had three office leases compared to twelve at June 30, 2001. Intangible asset amortization increased to $1.1 million from $659,000 primarily as a result of additional goodwill recorded in the C/M, Blackford, and Kissinger acquisitions. Other general and administrative expenses increased to $2.9 million from $2.1 million mainly due to the acquisitions of Blackford, C/M, and Kissinger.

     The effective tax rate from continuing operations was 55% for the six months ended June 30, 2001 compared to 50% for the six months ended June 30, 2000. Our effective tax rate exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization and state income taxes.

     Losses from discontinued operations, net of tax, were $10.6 million in the first six months of 2000. The loss from discontinued operations consists of $600,000 related to the July 2000 sale of ERRI; $100,000 associated with additional costs incurred to complete customer contracts related to the 1997 sale of ESI; and $9.9 million related to Spires which included an $8.3 million charge for impairment of goodwill and $1.6 million, net of tax, for operating losses, abandoned leases, and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

     We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold.

     At June 30, 2001, we had approximately $19.2 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, securities owned, and securities available for sale represented about 33% of our total assets at quarter-end.

     For the six months ended June 30, 2001, net cash used in operations totaled $5.8 million versus net cash provided by operations of $6.4 million during 2000. Current year cash used in operations is the result of increases in working capital and other adjustments totaling $7.2 million offset by net income of $1.4 million.

     Capital expenditures for the first half of 2001 were $458,000, mainly for the purchase of furniture and computer equipment and software, as well as for leasehold improvements, necessary for our growth. During the first two quarters of 2001, we reacquired 189,842 of our common shares at a total cost of approximately $884,000.

     At June 30, 2001, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

     We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations. We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our financial condition, results of operations, or cash flows.

     We may be exposed to certain liabilities and claims associated with our discontinued liquid waste business. In connection with the sale of ERRI, we remain contingently liable for potential environmental claims with a maximum exposure of $2.2 million until January 2002. At June 30, 2001, we are not aware of the existence of any such environmental claims. A portion of such potential claims is covered by insurance with a maximum deductible of $50,000 per occurrence. We believe such potential claims will not have a material adverse effect on our financial condition, results of operations, or cash flows.

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

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, (the "Acts"). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements which could affect the demand for the Company's services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry;
(8) successful implementation of technology solutions and (9) demand for the Company's services. The Company does not undertake to publicly update or revise any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

MARKET RISKS

     At June 30, 2001, PMT had equity securities under management with a fair value of $490 million. PMT's fee income for the period ended June 30, 2001 would have been reduced by approximately $80,000 assuming a hypothetical 10% decrease in the value of its equity securities under management. PMT's fee income could also be reduced from changes in interest rates to the extent that such changes reduce the carrying value of securities under management. Additionally, PMT's securities available for sale are recorded at a fair value of approximately $2.6 million at June 30, 2001. These securities are subject to equity price risk. These securities have an original cost of $3.4 million. At June 30, 2001, the unrealized decline in market value totaling $516,000, net of tax of $265,000, has been included as a separate component of shareholders' equity.

     Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary. Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Management believes the remaining unrealized losses are temporary at June 30, 2001. However, a write-down accounted for as a realized loss may be necessary in the future.

     SMH's trading equity securities are marked to market on a daily basis. At June 30, 2001, SMH's trading equity securities were recorded at a fair value of approximately $4.0 million. These trading equity securities are subject to equity price risk. This risk would amount to approximately $400,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities. The actual equity price risk related to the trading equity securities may differ substantially.

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

    We may be exposed to certain liabilities and claims associated with our discontinued liquid waste business. In connection with the sale of ERRI, we remain contingently liable for certain environmental claims with a maximum exposure of $2.2 million until January 2002. At June 30, 2001, we are not aware of any such environmental claims. A portion of such potential claims is covered by insurance with a maximum deductible of $50,000 per occurrence. We believe such potential claims will not have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 22, 2001, the Company held its annual meeting of shareholders to:

        (1) vote for election to the Company's Board of Directors; and

        (2) approve an amendment to the Company's Articles of Incorporation to change its name to Sanders Morris Harris Group Inc. The results of the votes were as follows:

                           NUMBER OF      NUMBER OF        NUMBER OF     NUMBER OF
                            SHARES         SHARES           SHARES         BROKER
                           VOTED FOR    VOTED AGAINST      ABSTAINED     NON-VOTES
                          ----------    -------------      ---------     ---------
Election of directors:

Titus H. Harris, Jr.      14,054,824          -               72,511             -
Don A. Sanders            14,055,504          -               71,831             -
Peter W. Badger           14,055,579          -               71,756             -
George L. Ball            14,055,579          -               71,756             -
Donald R. Campbell        14,055,579          -               71,756             -
Robert E. Garrison II     14,055,579          -               71,756             -
Ben T. Morris             14,055,579          -               71,756             -
John H. Styles            14,055,579          -               71,756             -
Richard C. Webb           14,055,504          -               71,831             -
W. Blair Waltrip          13,811,477          -              315,858             -

Approval to change the
name of the Company:      14,045,102        79,588             2,645           N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
 3.1     Articles of Incorporation of the Company (Filed as Appendix F to the
         Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg.
         No. 333-65417) and incorporated herein by reference).

*3.2 Articles of Amendment of the Articles of Incorporation of the Company dated June 8, 2000.

*3.3 Articles of Amendment of the Articles of Incorporation of the Company dated May 22, 2001.

 3.4 Amended and Restated Bylaws of the Company (Filed as an exhibit to the Company's Form 10-K for the year ending December 31, 1998 (File No.
         333-65417) and incorporated herein by reference).

* Filed herewith.

       (b) Reports on Form 8-K.

       There were no reports on Form 8-K filed during the three-month period ended June 30, 2001.

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

                                        PINNACLE GLOBAL GROUP, INC.

                                        By      /s/ ROBERT E. GARRISON II
                                           -----------------------------------
                                                  ROBERT E. GARRISON II
                                           PRESIDENT & CHIEF EXECUTIVE OFFICER

                                        By           /s/ RICK BERRY
                                           -----------------------------------
                                                        RICK BERRY
                                                 CHIEF FINANCIAL OFFICER

DATE: AUGUST 14, 2001