Form 10-Q
period 2001-09-30
SANDERS MORRIS HARRIS GROUP INC
filed 2001-11-13
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-30066

SANDERS MORRIS HARRIS GROUP INC.

(Exact name of registrant as specified in its charter)

Texas	76-0583569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 2900 Houston, Texas 77002
(Address of principal executive office)

(713) 993-4610
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       YES   ☒  NO   ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 5, 2001, was 16,097,754.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2001	2000
ASSETS
Cash and cash equivalents	$28,232	$25,059
Receivables, net of allowance of $100 and $615, respectively
Broker-dealers	1,192	1,643
Customers	1,768	2,601
Related parties	5,480	5,017
Other	335	397
Deposits with clearing brokers	250	250
Securities owned	9,382	9,675
Securities available for sale	2,332	4,143
Intangible assets, net of accumulated amortization of $3,710 and $2,096, respectively	47,894	45,103
Furniture and equipment	2,068	2,359
Other assets	2,707	2,967
Total assets	$101,640	$99,214

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities	$6,666	$6,800
Payable to clearing broker-dealers	17	35
Securities sold, not yet purchased	136	591
Net liabilities of discontinued operations	53	1,676
Total liabilities	6,872	9,102

Commitments and contingencies

Minority interests	42	186

Shareholders' equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 16,504,805 and 16,100,512 shares issued, respectively	165	161
Additional paid-in capital	106,947	103,670
Receivables for shares issued	(724)	(558)
Accumulated deficit	(9,336)	(9,711)
Accumulated other comprehensive loss	(121)	(452)
Unearned compensation	(442)	-
Treasury stock at cost, 416,608 and 802,124 shares, respectively	(1,763)	(3,184)
Total shareholders' equity	94,726	89,926
Total liabilities and shareholders' equity	$101,640	$99,214

The accompanying notes are an integral part of the condensed financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenues:
Commissions	$5,278	$5,591	$17,893	$12,321
Principal transactions	1,175	1,239	6,096	3,465
Investment banking	2,521	3,973	9,453	10,690
Fiduciary, custodial and advisory fees	1,561	1,591	4,798	4,281
Interest and dividends	774	615	1,982	1,657
Other income	392	283	1,147	663
Total revenues	11,701	13,292	41,369	33,077

Expenses:
Employee compensation and benefits	9,002	7,408	26,226	17,547
Floor brokerage, exchange and clearance fees	724	714	2,444	1,858
Communications and data processing	976	802	2,826	1,893
Occupancy	1,109	783	2,913	1,895
Amortization of intangible assets	562	457	1,614	1,116
Other general and administrative	1,833	1,452	4,773	3,514
Total expenses	14,206	11,616	40,796	27,823

Income (loss) from continuing operations before equity in income (loss) of limited partnerships,income taxes and minority interests	(2,505)	1,676	573	5,254
Equity in income (loss) of limited partnerships	1,106	(412)	941	(941)
	(1,399)	1,264	1,514	4,313
Benefit (provision) for income taxes	278	(681)	(1,336)	(2,210)
Minority interests in net loss of consolidated companies	115	51	197	205
Income (loss) from continuing operations	(1,006)	634	375	2,308
Loss from discontinued operations, net of tax	-	-	-	(10,573)
Net income (loss)	$(1,006)	$634	$375	$(8,265)

Earnings (loss) per share:
Basic:
From continuing operations	$(0.06)	$0.04	$0.02	$0.17
From discontinued operations	-	-	-	(0.78)
Basic earnings (loss) per share	$(0.06)	$0.04	$0.02	$(0.61)
Diluted:
From continuing operations	$(0.06)	$0.04	$0.02	$0.17
From discontinued operations	-	-	-	(0.78)
Diluted earnings (loss) per share	$(0.06)	$0.04	$0.02	$(0.61)

Weighted average common shares outstanding:
Basic	16,042,002	14,595,367	15,725,481	13,505,849
Diluted	16,042,002	14,659,097	15,855,625	13,505,849

The accompanying notes are an integral part of the condensed financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2001

(in thousands)

(unaudited)

						Accumulated
			Additional	Receivables		Other
	Common Stock		Paid-In	for Shares	Accumulated	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Capital	Issued	Deficit	Loss	Compensation	Shares	Amount	Total

Balance, December 31, 2000	16,101	$161	$103,670	$(558)	$(9,711)	$(452)	$-	(802)	$(3,184)	$89,926

Issuance of stock for acquisitions	150	2	1,790	-	-	-	-	600	2,416	4,208

Acquisition of treasury stock	-	-	-	-	-	-	-	(216)	(1,000)	(1,000)

Exercise of stock options	-	-	-	-	-	-	-	1	5	5

Issuance of restricted stock	254	2	1,487	(235)	-	-	(503)	-	-	751

Amortization of unearned compensation	-	-	-	29	-	-	61	-	-	90

Payment against receivables for shares issued	-	-	-	40	-	-	-	-	-	40

Comprehensive income:
Net income	-	-	-	-	375	-	-	-	-	375
Net change in unrealized depreciationof securities available for sale,net of deferred taxes of $171	-	-	-	-	-	331	-	-	-	331
Total comprehensive income	-	-	-	-	-	-	-	-	-	706
Balance, September 30, 2001	16,505	$165	$106,947	$(724)	$(9,336)	$(121)	$(442)	(417)	$(1,763)	$94,726

The accompanying notes are an integral part of the condensed financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2001 and 2000

(in thousands)

(unaudited)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$375	$(8,265)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Realized loss (gain) on securities available for sale	1,256	(655)
Depreciation	883	493
Amortization of intangible assets	1,614	1,116
Stock compensation	841	-
Minority interests in net loss of consolidated companies	(197)	(205)
Changes in operating assets and liabilities:
Decrease in receivables	1,161	156,163
Decrease in deposits with clearing brokers	-	5,473
Decrease in securities owned	293	83,398
(Increase) decrease in other assets	(2)	3,057
Decrease in securities sold, not yet purchased	(455)	(120,238)
Increase (decrease) in assets and liabilities of discontinued operations	(1,828)	8,064
Decrease in payable to clearing broker-dealers	(18)	(118,045)
Decrease in accounts payable and accrued liabilities	(521)	(3,873)
Net cash provided by operating activitie	3,402	6,483

CASH FLOWS FROM INVESTING ACTIVITIES:	-
Capital expenditures	(549)	(614)
Acquisitions, net of cash acquired of $30 and $13,516, respectively	(35)	7,785
Proceeds from sale of discontinued operations	205	3,099
Purchase of securities available for sale	(829)	(4,820)
Proceeds from sales and maturities of securities available for sale	1,886	5,338
Net cash provided by investing activities	678	10,788

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,000)	(2,292)
Collection of receivables for shares issued	40	87
Investment by minority interest	86	-
Distributions to minority interest	(33)	(33)
Net cash used in financing activities	(907)	(2,238)
Net increase in cash and cash equivalents	3,173	15,033
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,059	10,495
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,232	$25,528

Noncash investing and financing activities:
Common stock issued for acquisitions	$4,208	$40,027
Cash paid for income taxes	$657	$-
Shares issued in exchange for notes	$-	$(650)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.     BASIS OF PRESENTATION

Nature of Operations

Through its operating subsidiaries Pinnacle Management & Trust Co. (“PMT”), Sanders Morris Harris Inc. (“SMH”), SMH Capital Advisors, and Kissinger Financial Services, Inc. (“Kissinger”), the Company provides a broad range of financial services, including institutional and retail brokerage, investment banking, merchant banking, trust related services, investment management and financial planning.  The Company serves a diverse group of institutional, corporate and individual clients.

The Company merged with and acquired its operating subsidiaries in 2001, 2000 and 1999.  The acquisitions were accounted for using the purchase method, and as a result current period results are not comparable to the prior period.

On May 22, 2001, the Company’s shareholders voted to change the Company’s name from Pinnacle Global Group, Inc. to Sanders Morris Harris Group Inc., to present a more cohesive group identity to our clients and the investment community as a whole.

Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position at September 30, 2001, our results of operations for the three and nine months ended September 30, 2001 and 2000, and our cash flows for the nine months ended September 30, 2001 and 2000.  All the adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Recently Issued Accounting Standards

SFAS No. 141 entitled “Business Combinations” was issued in June 2001 and became effective July 1, 2001.  SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition.  The pooling-of-interests method of accounting allowed under prior standards, which reflected business combinations using historical financial information, is now prohibited.  SFAS No. 142 entitled "Goodwill and Other Intangible Assets" was also issued in June 2001, in concert with SFAS No. 141.  SFAS No. 142 becomes effective for us on January 1, 2002.  On that date, goodwill will no longer be amortized, but will be tested for impairment using a fair value approach.  Currently existing goodwill ($47.9 million at September 30, 2001) will continue to be amortized through December 31, 2001.  We will not amortize any goodwill resulting from an acquisition made during the remainder of 2001.  SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a “reporting unit,” generally one level lower than our reportable segments.  SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units within six months of adoption.  The first step is to compare the fair value with the book value of a reporting unit.  If the fair value of a reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any.  We will recognize any impairment loss from the initial adoption of SFAS No. 142 as a change in accounting principle.  After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $47.3 million, which will be subject to the transition provisions of Statements 141 and 142.  Amortization expense related to goodwill was $1.6 million for both the year ended December 31, 2000 and the nine months ended September 30, 2001.  Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Reclassifications

Certain reclassifications have been made to the 2000 condensed consolidated financial statements to conform them with the 2001 presentation.   The reclassifications had no effect on retained earnings, results of operations or cash flows as previously reported.

2.     ACQUISITIONS

On January 29, 1999, the Company acquired Harris Webb & Garrison, Inc. (“HWG”), PMT, and Spires Financial, L.P. (“Spires”). The former owners of HWG, PMT, and Spires received 3,562,500 shares of the Company's common stock, which represented 49.98% of the outstanding common stock. The acquisitions were accounted for as purchases and, accordingly, the financial information of HWG, PMT, and Spires is included in the Company's consolidated financial statements from the date of acquisition.  The purchase price of approximately $31 million exceeded the fair value of identifiable net assets acquired by approximately $22 million, which has been recorded as goodwill and subject to SFAS No. 142, which will be implemented in January 2002, is being amortized on a straight-line basis over 25 years.  During the second quarter of 2000, the Company charged off approximately $8.3 million of goodwill related to the discontinuance of operations of Spires.

On January 31, 2000, HWG merged with Sanders Morris Mundy Inc. (“SMM”). SMM survived the merger, became a wholly owned subsidiary of the Company and was renamed SMH.  The former owners of SMM received 7,125,220 shares of the Company's common stock in the merger, which represented approximately 50% of the Company's outstanding common stock. The merger was accounted for as a purchase and, accordingly, the financial information of SMM has been included in the Company's consolidated financial statements from February 1, 2000.  The purchase price of approximately $37 million exceeded the fair value of identifiable net assets acquired by approximately $23 million, which has been recorded as goodwill and subject to SFAS No. 142, which will be implemented in January 2002, is being amortized on a straight-line basis over 25 years.

On June 30, 2000, SMH acquired Blackford Securities Corporation (“Blackford”).  The former owners of Blackford received 1,000,000 shares of the Company’s common stock and $5.5 million in cash.  The acquisition was accounted for as a purchase and, accordingly, the financial information of Blackford has been included in the Company’s consolidated financial statements from June 30, 2000.  The purchase price of approximately $9.3 million exceeded the fair value of identifiable net assets acquired by approximately $7.1 million, which has been recorded as goodwill and subject to SFAS No. 142, which will be implemented in January 2002, is being amortized on a straight-line basis over 20 years.

On October 2, 2000 the Company acquired the Cummer/Moyers companies (“C/M”).  The former owners of C/M received a total of 850,000 of the Company’s common shares during October 2000 and an additional 150,000 common shares in May 2001 for exceeding specified performance levels. The acquisition was accounted for as a purchase and, accordingly, the financial information of C/M has been included in the Company’s consolidated financial statements from October 2, 2000.  The purchase price of approximately $5.9 million exceeded the fair value of identifiable net assets acquired by approximately $5.9 million, which has been recorded as goodwill and subject to SFAS No. 142, which will be implemented in January 2002, is being amortized on a straight-line basis over 20 years.  In conjunction with the acquisition, Cummer/Moyers Securities, Inc. (“CMS”), the broker-dealer division of C/M, was merged into SMH, and Cummer/Moyers Capital Advisors (“CMCA”), the asset manager division of C/M was subsequently renamed SMH Capital Advisors and became a direct subsidiary of the Company.

On April 5, 2001, the Company acquired Kissinger, a Baltimore, Maryland based financial planning firm.  The former owner of Kissinger received a total of 600,000 of the Company’s common shares.  The acquisition was accounted for as a purchase and, accordingly the financial information of Kissinger has been included in the Company’s consolidated financial statements from April 5, 2001.  The purchase price of approximately $3.4 million exceeded the fair value of identifiable net assets acquired by approximately $3.5 million, which has been recorded as goodwill and subject to SFAS No. 142, which will be implemented in January 2002, is being amortized on a straight-line basis over 20 years.

The following summarized unaudited pro forma financial information assumes the SMM merger and the Blackford, C/M and Kissinger acquisitions occurred on January 1, 2000 and further assumes the discontinuance of the operations of Spires on January 1, 2000:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(in thousands, except		(in thousands, except
	per share amounts )		per share amounts)
Revenues	$11,701	$14,473	$41,874	$46,631
Income (loss) from continuing operations	(1,006)	695	226	3,876
Basic and diluted earnings (loss) per share from continuing operations	$(0.06)	$0.04	$0.01	$0.23

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

3.     SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of September 30, 2001 were as follows:

		Sold, Not Yet
	Owned	Purchased
	(in thousands)
Marketable:
Corporate stocks	$2,405	$(136)

Not readily marketable:
Partnerships	3,954	-
Corporate stocks and warrants	3,023	-
	$9,382	$(136)

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, as amended, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.

Securities not readily marketable consist of investments in limited partnerships, equities, options and warrants.  The investments in limited partnerships are accounted for using the equity method, and consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunity Fund, L.P., and PTC-Houston Management, L.P.

4.     SECURITIES AVAILABLE FOR SALE

Securities available for sale at September 30, 2001 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
U.S. Government and agency obligations	$51	$1	-	$52
Corporate bonds	100	1	-	101
Marketable equity securities	2,364	21	(206)	2,179
Total	$2,515	$23	$(206)	$2,332

The contractual maturities of debt securities available for sale at September 30, 2001 were as follows:

Due after 1 year through 5 years	$52
Due after 5 years through 10 years	101
$153

Gross gains on sales of securities available for sale were $130,000 and $884,000 for the nine months ended September 30, 2001 and 2000, respectively.  Gross realized losses, including unrealized impairment losses, on securities available for sale were $1,386,000 and $229,000 for the nine months ended September 30, 2001 and 2000, respectively.

Management evaluates securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  In the three months ended September 30, 2001, the Company recognized in earnings unrealized losses of $969,000 on securities whose declines in value were deemed other than temporary.  Management believes the remaining unrealized losses are temporary at September 30, 2001.  However, a write-down accounted for as a realized loss may be necessary in the future.

5.     INCOME TAXES

The differences between the effective tax rate reflected in the income tax provision (benefit) for continuing operations and the statutory federal rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(in thousands )		(in thousands)
Tax computed using the statutory rate	$(476)	$430	$515	$1,467
Nondeductible amortization of goodwill	191	155	549	379
State income taxes and other	7	96	272	364
Total	$(278)	$681	$1,336	$2,210

The Company's effective tax rate was 88% and 51% for the nine months ended September 30, 2001 and 2000, respectively.  The Company's effective tax rate was 20% and 54% for the three months ended September 30, 2001 and 2000, respectively.

6.     DISCONTINUED OPERATIONS

Energy Recovery Resources, Inc.

The Board of Directors adopted a plan to discontinue the operations of Energy Recovery Resources, Inc. (“ERRI”) effective December 31, 1998.  The assets and liabilities of ERRI were sold on July 13, 2000.  The purchaser retained approximately $566,000 of the sale proceeds to pay for potential post-closing balance sheet adjustments related to minimum working capital, net asset value thresholds established in the sale agreement, and certain environmental claims.  In January 2001, the threshold shortage was determined to be $361,000, which amount was applied against the retained balance.  The purchaser remitted the remaining balance of $205,000 to the Company in July 2001.

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

Spires Financial, L.P.

Spires’ operations were discontinued in June 2000 due to departures of certain key employees and changes in the mortgage-backed securities market resulting in part from interest rate increases.  Spires incurred net losses of $10.8 million for the year ended December 31, 2000, including goodwill impairment of $8.3 million and $2.5 million, net of tax, for operating losses, abandoned leases, and other expenses.  The Company retained cash, receivables from broker-dealers, deposits with clearing brokers, and securities owned, but the other assets and liabilities of Spires totaling $463,000, including proprietary software, databases, and property, were held for sale at December 31, 2000 and were sold to a company associated with a former officer and director of the Company in January 2001.  No additional gain or loss was recorded on the sale.

7.     COMMITMENTS AND CONTINGENCIES

There were no firm underwriting commitments open at September 30, 2001.

The Company and its subsidiaries have obligations under operating leases that expire by 2007 with initial noncancelable terms in excess of one year.  During the first nine months of 2001, the Company entered into agreements to sublease two of its office locations to independent parties.

The Company has contingent liabilities and potential loss exposures related to discontinued operations.  The Company may also be exposed to certain liabilities and claims associated with the discontinued liquid waste business.  In connection with the sale of ERRI, the Company remains contingently liable for certain environmental claims with a maximum exposure of $2.2 million until January 2002.  A portion of these potential environmental claims is covered by insurance with a maximum deductible of $50,000 per occurrence.  However, at September 30, 2001, the Company is not aware of the existence of any such environmental claims.  The Company believes such potential claims will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to its operations.  The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

The Company has uncommitted financing arrangements with clearing brokers who finance customer accounts, certain broker-dealer balances and firm trading positions.  Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheet for financial accounting reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts and therefore, retains risk on these accounts.  The Company is required to maintain certain cash or securities on deposit with its clearing brokers.

8.     EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per-share computations for the periods indicated were as follows:

	Three Months Ended September 30,
	2001	2000
	(in thousands, except per share amounts)
Computation of basic and diluted earnings (loss) per common share for the three months ended September 30:
Net income (loss) applicable to common stock	$(1,006)	$634
Weighted average number of common shares outstanding	16,042	14,595
Common shares issuable under stock option plan	-	798
Less shares assumed repurchased with proceeds	-	(734)
Weighted average common shares outstanding	16,042	14,659
Basic earnings (loss) per common share	$(0.06)	$0.04
Diluted earnings (loss) per common share	$(0.06)	$0.04

	Nine Months Ended September 30,
	2001	2000
	(in thousands, except per share amounts)
Computation of basic and diluted earnings (loss) per common share for the nine months ended September 30:
Net income (loss) applicable to common stock	$375	$(8,265)
Weighted average number of common shares outstanding	15,725	13,506
Common shares issuable under stock option plan	1,099	-
Less shares assumed repurchased with proceeds	(968)	-
Weighted average common shares outstanding	15,856	13,506
Basic earnings (loss) per common share	$0.02	$(0.61)
Diluted earnings (loss) per common share	$0.02	$(0.61)

Stock options outstanding of 50,000 and 202,649 at September 30, 2001 and 2000, respectively, have not been included in diluted earnings (loss) per common share because their inclusion would have been antidilutive for the periods presented.

9.     BUSINESS SEGMENT INFORMATION

The Company's continuing businesses operate in two reportable business segments.  The Company’s investment banking and brokerage segment includes the operations of SMH and its predecessor, HWG.  SMH is an investment banking and brokerage services firm whose activities primarily include securities underwriting and retail brokerage services.  The Company’s investment management segment includes the operations of PMT, SMH Capital Advisors and Kissinger.   PMT is a state chartered trust company providing a variety of trust services including investment management, estate settlement, and retirement planning.  SMH Capital Advisors provides investment management services to investors who include fixed income securities as a major part of their investment portfolios.  Kissinger provides financial planning services to individuals.  The Spires segment was discontinued during the second quarter of 2000.  The following summarizes certain financial information of each reportable segment for the three and nine months ended September 30, 2001 and 2000, respectively.  During the three and nine months ended September 30, 2001, the investment management segment revenues include net realized losses, including unrealized impairment losses, on securities available for sale of $1,130,000 and $1,256,000, respectively, compared to net realized gains of $219,000 and $655,000, respectively, in the comparable prior year periods.

	As of or for the Three Months Ended September 30, 2001		As of or for the Three Months Ended September 30, 2000
	Investment Banking and Brokerage	Investment Management	Investment Banking and Brokerage	Investment Management
	(in thousands)		(in thousands )
Revenues	$11,482	$114	$12,208	$906
Income (loss) before equity in income (loss) of limited partnerships, incometaxes and minority interests	(535)	(921)	2,168	310
Equity in income (loss) of limited partnerships	1,106	-	(412)	-
Total assets	65,486	5,053	31,804	5,906

	As of or for the Nine Months Ended September 30, 2001		As of or for the Nine Months Ended September 30, 2000
	Investment Banking and Brokerage	Investment Management	Investment Banking and Brokerage	Investment Management
	(in thousands )		(in thousands)
Revenues	$39,108	$1,953	$29,454	$2,591
Income (loss) before equity in income (loss) of limited partnerships, income taxes and minority interests	4,293	(800)	5,837	995
Equity in income (loss) of limited partnerships	941	-	(941)	-
Total assets	65,486	5,053	31,804	5,906

The following table reconciles the reportable segments to the consolidated income (loss) from continuing operations before equity in income (loss) of limited partnerships, income taxes and minority interests reported in the condensed statement of operations for the three and nine months ended September 30, 2001 and 2000, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands )
Income (loss) before equity in income (loss) of limitedpartnerships, income taxes and minority interests:
Investment Banking and Brokerage	$(535)	$2,168	$4,293	$5,837
Investment Management	(921)	310	(800)	995
	(1,456)	2,478	3,493	6,832

Amortization of intangible assets	(562)	(457)	(1,614)	(1,116)
Corporate revenues and expenses, net	(487)	(345)	(1,306)	(462)
Income (loss) from continuing operations before equity in income (loss) of limited partnerships, income taxes and minority interests	$(2,505)	$1,676	$573	$5,254

10.  INCENTIVE PLAN

Effective January 1, 2001, the Company adopted a deferred compensation program under the Company’s 1998 Incentive Plan in which eligible employees may receive shares of the Company’s restricted common stock at a price equal to 66.6% of the 20-day average of the closing sales prices for a share of the Company’s common stock, as reported on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”), ending on the day prior to the date the shares are issued.  The shares issued are valued at the closing sales price on the date the shares are issued.  The difference between the value of the shares issued and the compensation expense recorded is classified as unearned compensation and is shown as a separate component of shareholders’ equity.  The deferred compensation program was amended effective November 1, 2001 to include eligible consultants as potential participants under the program.

11.  COMPREHENSIVE INCOME  (LOSS)

Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands )		(in thousands)
Net income (loss)	$(1,006)	$634	$375	$(8,265)
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) on securities available for sale	1,096	(371)	1,110	(590)
Reclassification adjustment for realized gains (loss) included in net income (loss)	(700)	136	(779)	406
Net change in unrealized depreciation on securities available for sale, net of tax	396	(235)	331	(184)
Total comprehensive income (loss)	$(610)	$399	$706	$(8,449)

12.  RELATED PARTIES

The Company had receivables from related parties totaling $5,686,000 at September 30, 2001, primarily consisting of $2,024,000 of unpaid management fees earned on the Company’s investments in limited partnerships and $3,323,000 of notes receivable from employees.

The Company consolidated certain notes receivable and advanced an additional $1.3 million to the limited partnerships during the nine months ended September 30, 2001, resulting in a new note in the original principal amount of $2,847,000.  This note was repaid in full during the third quarter of 2001.

During the first quarter of 2001, the Company amended the notes receivable from shareholders (for shares issued) to allow the shareholders to commence payment in January 2002 and continuing thereafter for seven years.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Certain assets and liabilities of Spires Financial, L.P. (“Spires”) totaling $463,000, including proprietary software, databases, and property, were held for sale at December 31, 2000 and were sold to a company associated with a former officer and director of the Company in January 2001.  No additional gain or loss was recorded on the sale.

On October 2, 2000, we acquired the Cummer/Moyers companies (“C/M”). The former owners of Cummer/Moyers received a total of 850,000 of our common shares during October 2000 and earned an additional 150,000 common shares in May 2001 for exceeding specified performance levels.  The acquisition was accounted for under the purchase method, and thus, the financial information of C/M has been included in our consolidated financial statements from October 2, 2000.

On April 5, 2001, we acquired Kissinger Financial Services, Inc. (“Kissinger”).  The former owner of Kissinger received a total of 600,000 of our common shares.  Kissinger, based in Baltimore, Maryland, provides financial planning services to individuals.  The acquisition was accounted for under the purchase method, and thus, the financial information for Kissinger has been included in our consolidated financial statements from April 5, 2001.

On May 22, 2001, the Company’s shareholders voted to change the Company’s name to Sanders Morris Harris Group Inc., to present a more cohesive group identity to our clients and the investment community as a whole.

Components of Revenues and Expenses

Revenues.       Our revenues are comprised primarily of (1) commission revenue from retail and institutional brokerage transactions, fees from asset-based advisory services, and principal and agent transactions, (2) investment banking revenue from corporate finance fees, mergers and acquisitions fees and merchant banking fees and (3) fees from asset management, financial planning and fiduciary services.  We also earn interest on the cash held and dividends received from the equity securities held by us for our corporate capital accounts and have gains (or losses) in our inventory account.  Interest income results from interest earned on our inventories of fixed income securities prior to sale, and from interest and dividends earned on investments in our capital accounts.  Other sources of revenue include revenue earned from gains on the sale of securities held in our corporate accounts, and from realized and unrealized gains (or losses) on securities in our possession.

Expenses.       Our expenses consist of (1) compensation and benefits, (2) brokerage and clearing costs, (3) interest expense and (4) other expenses.  Compensation and benefits is our largest expense item and includes wages, salaries, commissions paid to retail and institutional brokers and investment and merchant bankers, and benefits. During the first nine months of 2001, compensation and benefits represented 64% of total expenses, and 63% of total revenues.  Compensation and benefits have both a variable component based on revenue production and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides, and trading desk incentives.  Retail and institutional commissions are based on a competitive commission schedule.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs.

Brokerage and clearance expenses include clearing and settlement costs associated with the retail and institutional brokerage business at SMH.  SMH clears its transactions primarily through the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation, a Credit Suisse First Boston Company, and other clearing brokers.

Other expenses include (1) occupancy and equipment expenses, such as rent and utility charges for facilities, and (2) communications and data processing expense, such as third-party systems, data, and software program providers.

Amortization expense reflects the amortization of the goodwill recorded through mergers and acquisitions.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Our financial results for the third quarter of 2000 include the results of operations of Sanders Morris Harris Inc. (“SMH”) and Pinnacle Management & Trust (“PMT”) for the entire period.  C/M and Kissinger were acquired on October 2, 2000 and April 5, 2001, respectively; hence their operating results are not included in the Company’s financial statements for the three months ended September 30, 2000.

Total revenues declined to $11.7 million in 2001 from $13.3 million in 2000 reflecting the downturn in the economy, as well as in the overall stock market (including closure of the markets for four days in the period), which had a negative impact on our equity commission revenues and on underwriting fees derived from public and private offerings.  The events of September 11, 2001 and the subsequent disruption to the capital markets resulted in an additional decline in commission-based revenues during the 2001 third quarter and contributed to lower valuations for many of the Company’s investment securities at September 30, 2001.  Total expenses for the period increased to $14.2 million from $11.6 million in the previous year principally from compensation and benefits paid to employees who joined the Company following the C/M and Kissinger acquisitions and the creation of the fixed income brokerage group.  The Company lost $1.0 million, or $0.06 per share, from continuing operations during the three months ended September 30, 2001, compared to income from continuing operations of $634,000, or $0.04 per share, during the prior year period.

Commissions revenue declined to $5.3 million in 2001 from $5.6 million in 2000 primarily due to the industry-wide slowdown in the financial markets.  Principal transactions revenue totaled $1.2 million in both 2001 and 2000.  The third quarter of 2001 includes approximately $3.0 million of principal transaction revenues related to fixed income brokerage, a service that was started during the third quarter of 2000.  Income from fixed income brokerage was partially offset by losses on the Company’s available for sale investment portfolio of $1.1 million during 2001, compared to gains of $219,000 during the prior year period.  The decline in the equity markets also caused a $1.3 million loss in the value of certain warrants received by the firm in conjunction with its investment banking activities.  The decline in overall stock prices and the reduction in interest rates have caused many investors to shift a portion of their investment portfolios into fixed income securities.  Investment banking revenue declined to $2.5 million in 2001 from $4.0 million in 2000 mainly due to the decline in underwriting fees earned from public and private offerings caused by the overall weakness in the stock market. Fiduciary, custodial and advisory fees revenue totaled $1.6 million for both 2001 and 2000.  While the Company’s number of accounts under management has increased due to the acquisitions of C/M and Kissinger, the value of those accounts has declined thus reducing average asset management fees per account.  Interest and dividend income increased to $774,000 in 2001 from $615,000 in the same period last year primarily due to interest earned on a note receivable from the Company’s investment in a limited partnership.

For the three months ended September 30, 2001, employee compensation and benefits increased to $9.0 million from $7.4 million in the same period last year primarily due to commissions paid on fixed income brokerage, as well as an increase in the total number of employees at the Company resulting from the acquisitions of C/M and Kissinger.  Communication and data processing costs, including quotes and market data services, increased to $976,000 in 2001 from $802,000 in the same period last year principally due to the cost of additional communication and information services related to the expanded brokerage and investment operations brought about by the acquisitions of C/M and Kissinger, and the addition of the fixed income trading group.  Occupancy costs increased to $1.1 million in 2001 from $783,000 in 2000 primarily from the addition of five new office leases at SMH, C/M, and Kissinger.  Intangible asset amortization increased to $562,000 from $457,000 as a result of additional goodwill recorded in the C/M and Kissinger acquisitions.  Other general and administrative expenses increased to $1.8 million from $1.5 million mainly due to the acquisitions of C/M and Kissinger.

The effective tax rate from continuing operations was 20% (benefit) for the three months ended September 30, 2001 compared to 54% (expense) for the three months ended September 30, 2000. Our effective tax rate typically exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization and state income taxes.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Our financial results for the first nine months of 2000 include the results of operations of HWG and PMT for the entire period, and SMM and Blackford from the date of merger, January 31, 2000 and June 30, 2000, respectively.  C/M and Kissinger were acquired on October 2, 2000, and April 5, 2001, respectively; hence their operating results are not included in the Company’s financial statements for the first nine months of 2000.  The data for the nine months ended September 30, 2001 reflects the operating results of SMH, PMT, Blackford, and C/M, for the entire period, and Kissinger from the date of acquisition, April 5, 2001.

Total revenues rose to $41.4 million in 2001 from $33.1 million in 2000 primarily due to an increase in the number of sales and marketing professionals following the merger with SMM and the acquisitions of C/M, Blackford, and Kissinger, as well as the establishment during the third quarter of 2000 of the fixed income brokerage group.  Total expenses for the period increased to $40.8 million from $27.8 million in the previous year principally due to the additional costs associated with the Company’s expansion of brokerage and investment management services offered to its customers.  Income from continuing operations for the nine months ended September 30, 2001 totaled $375,000, compared to $2.3 million in the prior year period.  The decrease in income from continuing operations resulted from depressed financial market conditions impacting revenue growth coupled with increased expenses from acquisitions.  Basic and diluted income per share from continuing operations was $0.02 for the nine months ended September 30, 2001, compared to $0.17 in 2000.

Commissions revenue increased to $17.9 million in 2001 from $12.3 million in 2000 primarily due to an increase in the number of retail and institutional brokers resulting from the acquisitions of C/M and Blackford and the opening of a new SMH office in Dallas, as well as an increase in mutual fund commissions resulting from the acquisition of Kissinger.  Principal transactions revenue totaled $6.1 million in 2001 versus $3.5 million in 2000.  The first nine months of 2001 include approximately $6.7 million of principal transaction revenues related to fixed income brokerage, a service that SMH first offered during the third quarter of 2000.  This income was partially offset by net losses on the Company’s available for sale securities totaling $1.3 million during 2001, compared to net gains of $655,000 during 2000.  The decline in the equity markets also caused a $686,000 loss in the value of certain warrants received by the firm in conjunction with its investment banking activities.  Investment banking revenue declined to $9.5 million in 2001 from $10.7 million in 2000 mainly due to a reduction in fees and commissions earned through public security offerings reflecting the overall weakness in the stock market.  Fiduciary, custodial and advisory fees revenue increased to $4.8 million in 2001 compared to $4.3 million in 2000 resulting principally from the addition of approximately 2,500 fee based accounts obtained through the acquisitions of C/M and Kissinger and from fees earned from SMH’s investments in limited partnerships and from fees earned by brokers to manage individual accounts.  Interest and dividend income increased to $2.0 million in 2001 from $1.7 million in the same period last year primarily due to interest earned on a note receivable from the Company’s investment in a limited partnership.

For the nine months ended September 30, 2001, employee compensation and benefits increased to $26.2 million from $17.5 million in the same period last year.  Due to the merger with SMH and the acquisitions of Blackford, C/M and Kissinger, total employees increased from 108 at January 1, 2000 to 242 at September 30, 2001.  Floor brokerage, exchange and clearance fees increased to $2.4 million in 2001 from $1.9 million in 2000 mainly due to the expansion of brokerage operations related to the Blackford, C/M and Kissinger acquisitions, as well as the opening of the Dallas office and the addition of the fixed income trading group at SMH.  Communication and data processing costs, including quotes and market data services, increased to $2.8 million in 2001 from $1.9 million in the same period last year principally due to the inclusion of Blackford, C/M, and Kissinger for the 2001 period.  Occupancy costs increased to $2.9 million in 2001 from $1.9 million in 2000 primarily from the additional rent expense for office leases at SMH, Blackford, C/M, and Kissinger.  At January 1, 2000, the Company had three office leases compared to twelve at September 30, 2001.  Intangible asset amortization increased to $1.6 million from $1.1 million primarily as a result of additional goodwill recorded in the Blackford, C/M, and Kissinger acquisitions.  Other general and administrative expenses increased to $4.8 million from $3.5 million mainly due to the Blackford, C/M, and Kissinger acquisitions.

The effective tax rate from continuing operations was 88% for the nine months ended September 30, 2001 compared to 51% for the nine months ended September 30, 2000. Our effective tax rate exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization and state income taxes.

Losses from discontinued operations, net of tax, were $10.6 million in the first nine months of 2000.  The loss from discontinued operations consists of $600,000 related to the July 2000 sale of Energy Recovery Resources, Inc. (“ERRI”), $100,000 associated with additional costs incurred to complete customer contracts related to the 1997 sale of Engineered Systems, Inc. (“ESI”), and $9.9 million related to Spires which included an $8.3 million charge for impairment of goodwill and $1.6 million, net of tax, for operating losses, abandoned leases, and other expenses.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold.

At September 30, 2001, we had approximately $28.2 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, securities owned, and securities available for sale represented about 41% of our total assets at quarter-end.

For the nine months ended September 30, 2001, net cash provided by operations totaled $3.4 million versus $6.5 million during 2000.  Current year cash provided by operations was the result of decreases in working capital and other adjustments totaling $3.0 million combined with net income of $375,000.

Capital expenditures for the first three quarters of 2001 were $549,000, mainly for the purchase of furniture and computer equipment and software, as well as for leasehold improvements, necessary for our growth.  During the first three quarters of 2001, we reacquired 215,592 of our common shares at a total cost of approximately $1,000,000.

At September 30, 2001, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations.  We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

We may be exposed to certain liabilities and claims associated with our discontinued liquid waste business.  In connection with the sale of ERRI, we remain contingently liable for potential environmental claims with a maximum exposure of $2.2 million until January 2002.  At September 30, 2001, we are not aware of the existence of any such environmental claims.  A portion of such potential claims is covered by insurance with a maximum deductible of $50,000 per occurrence.  We believe such potential claims will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

Factors Affecting Forward-Looking Statements

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, (the "Acts"). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements which could affect the demand for the Company's services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; and (9) demand for the Company's services. The Company does not undertake to publicly update or revise any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Market Risks

At September 30, 2001, PMT had equity securities under management with a fair value of $443 million.  PMT's fee income for the period ended September 30, 2001 would have been reduced by approximately $72,000 assuming a hypothetical 10% decrease in the value of its equity securities under management.  PMT's fee income could also be reduced from changes in interest rates to the extent that such changes reduce the carrying value of securities under management.  Additionally, PMT’s securities available for sale are recorded at a fair value of approximately $2.3 million at September 30, 2001.  These securities are subject to equity price risk.  These securities have an original cost of $2.5 million.  At September 30, 2001, the unrealized decline in market value totaling $183,000, less tax of $62,000, has been included as a separate component of shareholders’ equity.

Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Management believes the remaining unrealized losses are temporary at September 30, 2001.  However, a write-down accounted for as a realized loss may be necessary in the future.

SMH's trading equity securities are marked to market on a daily basis.  At September 30, 2001, SMH's trading equity securities were recorded at a fair value of approximately $2.4 million.  These trading equity securities are subject to equity price risk.  This risk would amount to approximately $240,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities.  The actual equity price risk related to the trading equity securities may differ substantially.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations.  Certain of our litigation and claims are covered by insurance with a maximum deductible of $50,000.    We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

We may be exposed to certain liabilities and claims associated with our discontinued liquid waste business.   In connection with the sale of ERRI, we remain contingently liable for certain environmental claims with a maximum exposure of $2.2 million until January 2002.  At September 30, 2001, we are not aware of any such environmental claims.  A portion of such potential claims is covered by insurance with a maximum deductible of $50,000 per occurrence.  We believe such potential claims will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit

Number

Description

3.1	Articles of Incorporation of the Company (Filed as Appendix F to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).
3.2

Articles of Amendment of the Articles of Incorporation of the Company dated June 8, 2000 (Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 000-30066) and incorporated by reference).

3.3

Articles of Amendment of the Articles of Incorporation of the Company dated May 22, 2001 (Filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 000-30066) and incorporated by reference).

3.4	Amended and Restated Bylaws of the Company (Filed as an exhibit to the Company's Form 10-K for the year ending December 31, 1998 (File No. 333-65417) and incorporated herein by reference).
10.1	Sanders Morris Harris Group Inc. Capital Incentive Program (as amended and restated effective November 1, 2001).

             (b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the three-month period ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

	By	/s/ ROBERT E. GARRISON II
Robert E. Garrison II
President & Chief Executive Officer

	By	/s/ RICK BERRY
Rick Berry
Chief Financial Officer
Date: November 8, 2001