Form 10-K
period 2001-12-31
SANDERS MORRIS HARRIS GROUP INC
filed 2002-04-01
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30066

Sanders Morris Harris Group Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0583569
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 3000

Houston, Texas 77002

(Address of principal executive office)

Registrant’s telephone number, including area code: (713) 993-4610

600 Travis, Suite 2900
Houston, Texas 77002
(Former address of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of March 8, 2002, the registrant had 16,501,269 outstanding shares of Common Stock, par value $0.01 per share, and at such date, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant was $49.2 million.  For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 2002 Annual Meeting of Shareholders (the “Proxy Statement”) and filed pursuant to Regulation 14A is incorporated herein by Reference into Part III of this report.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

INDEX

PART I.

ii

PART I.

Item 1.    Business

General

Sanders Morris Harris Group Inc. (“SMHG”) provides a broad range of financial services through its wholly owned operating subsidiaries.  Our financial services include institutional and retail brokerage, investment banking, merchant banking, trust related services, asset management and financial planning.  We serve a diverse group of institutional, corporate and individual clients.

On May 22, 2001, our shareholders voted to change our name from Pinnacle Global Group, Inc. (“Pinnacle”) to Sanders Morris Harris Group Inc. to present a more cohesive group identity to our clients and the investment community as a whole.

We are the successor issuer to TEI, Inc., which is now a wholly owned subsidiary.  During 1995, 1996 and 1997, we disposed of all of TEI’s operations other than its liquid waste business and the related facility located in Charlotte, North Carolina.  The liquid waste business and the related facility were sold during 2000.

From January 1997 through the first quarter of 1998, our management actively evaluated strategies and financial alternatives for maximizing shareholder value.  In late April 1998, we reached an agreement in principle to combine with three Houston-based financial services firms.  These firms were Harris Webb & Garrison, Inc., a full service regional investment banking, brokerage and financial services firm serving the southwestern United States, Pinnacle Management & Trust Co., a Texas state-chartered trust company and investment management firm, and Spires Financial, L.P., a regional institutional brokerage firm specializing in fixed-income securities and whole loan and loan servicing transactions.

On January 29, 1999, Pinnacle completed the combination of Harris Webb & Garrison, Pinnacle Management & Trust and Spires Financial, with Pinnacle emerging as the new public holding company.  In the combination, just over 50% of our outstanding common shares were issued to TEI’s former shareholders in exchange for their TEI common shares, and slightly less than 50%, or 3,562,500 common shares, were issued to the former owners of the financial services firms.

On January 31, 2000, we completed the merger of Harris Webb & Garrison, our investment banking subsidiary, with Sanders Morris Mundy Inc.  Sanders Morris Mundy survived the merger, was renamed “Sanders Morris Harris Inc.” and became our wholly owned subsidiary.  In the Sanders merger, we issued 7,125,220 of our common shares to the former shareholders of the Sanders firm, increasing our total outstanding common shares to approximately 14.25 million.  Sanders Morris Mundy was a twelve year-old investment banking and brokerage firm based in Houston, Texas, with branch offices in New York City, Denver and Chicago.

In June 2000, our management decided to discontinue the operations of Spires Financial.  In July 2000, we reached an agreement to sell the business and other related assets to a company associated with a former officer and director of Pinnacle.  The sale was completed in January 2001.

On June 30, 2000, we acquired Blackford Securities Corporation for 1,000,000 shares of the Company’s common stock and $5.5 million in cash.  Blackford Securities, based in Garden City, New York, specializes in providing prime brokerage services to investment partnerships and trade execution services for institutions.

On October 2, 2000, we completed the acquisition of the Cummer/Moyers companies.  The former owners of Cummer/Moyers received a total of 850,000 of the Company’s common shares during October 2000 and an additional 150,000 common shares in May 2001 for exceeding specified performance levels.  The Cummer/Moyers companies, based in Fort Worth, Texas consist of Cummer/Moyers Securities Inc., a broker-dealer, and Cummer/Moyers Capital Advisors, Inc., a specialist in providing fixed income asset management primarily to individual clients.  Cummer/Moyers Securities was merged into Sanders Morris Harris and Cummer/Moyers Advisors was subsequently renamed “SMH Capital Advisors.”

On April 5, 2001, we acquired Kissinger Financial Services, Inc., a Baltimore, Maryland based financial planning firm.  The former owner of Kissinger received a total of 600,000 of our common shares.

On January 2, 2002, the former institutional equity professionals of Sutro & Co. (“the Juda Group”) joined Sanders Morris Harris.  The 23 professionals that makeup the Juda Group will complement Sanders Morris Harris’ existing institutional division by increasing our customer base and by adding equity research coverage in areas that we did not previously serve.  As an inducement for the principal of the Juda Group to join Sanders Morris Harris, we issued an aggregate of 357,909 shares of SMHG common stock to the principal under our 1998 Incentive Plan at a total purchase price that represented effectively a 33 1/3% discount to the then closing sales price of our common stock on the Nasdaq National Market.  Approximately one-third of these shares, or 107,223 shares, vest over a three year period, with 50% of these shares vesting after one year and 25% of these shares vesting after the second and third years.

SMHG was incorporated in Texas in August 1998 in connection with the January 1999 combination.  Our principal executive offices are located at 600 Travis, Suite 3000, Houston, Texas 77002, and our telephone number is (713) 993-4610.

The historical financial information contained in this document for 1997 through 1998 does not include any results of operations or the financial position of our current businesses acquired in the January 1999 combination nor does it reflect the January 2000 Sanders merger, the June 2000 Blackford acquisition, the October 2000 Cummer/Moyers acquisitions, the April 2001 Kissinger acquisition or the January 2002 Juda Group addition.   Our operations prior to 1999 reflect only corporate activities and the results of our discontinued operations.  The historical financial information contained in this document for 1999 relates to our financial condition and our results of operations after giving effect to the January 1999 combination.  The historical financial information contained in this document for 1999 and 2000 reflects the discontinuance of Spires Financial and for 2000 reflects the Sanders merger and the Blackford and Cummer/Moyers acquisitions from the date of their respective acquisitions. The historical financial information contained in this document for 2001 reflects the Kissinger acquisition since the date of acquisition.  The following description of our business includes the operations of the combined company after giving effect to the January 1999 combination, January 2000 Sanders merger, the June 2000 Blackford acquisition, the October 2000 Cummer/Moyers acquisitions, the April 2001 Kissinger acquisition, and the January 2002 Juda Group addition, except for our discontinued businesses.

Business Strategy

Our business strategy is to (1) increase our asset management and trust business; (2) increase our capital markets activities; (3) improve the profitability of our brokerage operations;  (4) enhance the range of financial services we offer our clients; and (5) supplement internal growth with strategic acquisitions.  We believe certain cross-selling opportunities exist among the financial services firms, and certain unquantified potential operating efficiencies will also be available.  The principal elements of our business strategy are:

•  Increase Asset Management and Trust Business.  We intend to grow the business by expanding our asset management and trust services related businesses by improving the interface between our asset management operations and our brokerage subsidiaries, and by increasing the assets under our management through acquisitions and internal growth.

•  Increase Capital Markets Activities.  We intend to increase our investment banking and merchant banking business by committing greater resources to, and by carefully focusing our investment research coverage on companies, industries and geographic regions that management believes offer the greatest opportunities.  We also believe that consolidation within the investment banking industry will offer greater opportunities for high caliber firms that maintain their local and industry-specific focus.

•  Improve Profitability of Brokerage Operations.  We intend to improve the profitability of our brokerage operations primarily by hiring additional experienced and productive investment executives and by providing our financial advisors with specialized training as well as the product offerings, information systems, support and access to the services of each of our financial services companies.

•  Enhance Personalized, High-End Service.  We seek to provide excellent investment advice suited to each client.  To that end, our financial services subsidiaries have traditionally sought to attract and retain clients by offering a high level of personal service.  We intend to increase that commitment by providing our clients with advanced account and investment information systems, flexibility in determining appropriate fee schedules for certain services based upon the level of client needs and by providing an array of investment and financial planning services.

•  Supplement Growth with Strategic Acquisitions.  We plan to actively pursue opportunities to acquire or combine with other firms with complementary businesses to strengthen or expand our geographic or product offering base.  We acted on this strategy by joining our firm with Sanders Morris Mundy in January 2000 and by acquiring Blackford in June 2000, the Cummer/Moyers companies in October 2000, Kissinger in April 2001 and the Juda Group in January 2002.  Our management believes that additional attractive acquisition opportunities exist, particularly among smaller, specialized regional financial firms that want to affiliate with a larger company while still retaining their identity and entrepreneurial culture.  In addition, we believe that the consolidation trend in the financial services industry will allow us to hire proven financial professionals who prefer the ambience and opportunities inherent in a creative regional firm.  Management believes that acquisitions may also allow us to realize cost benefits by leveraging our infrastructure.

Services

We provide our financial services through our operating subsidiaries — Sanders Morris Harris, Pinnacle Management & Trust, SMH Capital Advisors and Kissinger Financial Services.  The financial services offered by each of these entities, which we refer to as “SMH”, “PMT”,  “SMCA” and “Kissinger” are described below.

SMH

General.  Sanders Morris Harris provides a range of financial services including institutional and retail brokerage, investment research, investment banking, merchant banking and market making.  Additionally, SMH has organized and holds an interest in a number of proprietary funds that invest primarily in small to medium capitalization companies in a number of industries.

Private Client.  Our strategic plan in the private client business is to attract and retain experienced financial advisors, especially those able to utilize our sophisticated investment programs.  Our private client business is focused on high net worth individuals with whom we have developed and maintained relationships over time, including a core group of individual investors originally developed by the founders of Sanders Morris Mundy.  As a full service broker, we offer our private clients brokerage services relating to corporate debt and equity securities, including the securities of companies followed by our research analysts, underwritings that we co-manage or in which we participate, private placements of securities in which we serve as placement agent, mutual funds, 401(k) plans, wrap-fee programs, money market funds and insurance products.  Commissions are charged on agency transactions in exchange-listed securities and securities quoted on the Nasdaq National Market or in the over-the-counter market.  In addition to retail commissions, we generate fee revenue from asset-based advisory services and managed accounts where the charges are based on a percentage of the assets held in the client’s account in lieu of commissions on a transaction-by-transaction basis.

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

At December 31, 2001, we had 47 Series 7-licensed retail brokers who average over 15 years experience in the securities brokerage business.  We generally do not hire inexperienced brokers or trainees to work as retail brokers.  We believe we can attract and retain experienced brokers by providing them with a high level of support, a corporate culture that encourages performance, employee stock ownership, advanced technologies, competitive compensation packages and the opportunity for them and their clients to participate in private placements and public offerings of securities we manage or underwrite.

Institutional Brokerage.  Our institutional stock brokerage strategy is to provide equity research coverage and trading services focused on companies that have a presence in the southwestern United States.  Our clients are a broad array of institutions throughout North America, Europe and Asia.  Areas of concentration include the construction industry, environmental services, biotechnology and healthcare, oil and gas exploration and production, oilfield services, pipelines, restaurants and food-related providers, specialty retailing, telecommunication and technology.  We provide our institutional clients with research and execution trading services in both exchange-listed equity securities and equity securities quoted on Nasdaq.  We also distribute to institutional clients equity securities from offerings that we co-manage or underwrite.  Our institutional clients include banks, retirement funds, mutual funds, endowments, investment advisors and insurance companies.  Following the addition of the Juda Group in January 2002, we had a total of 45 professionals performing institutional brokerage services in Houston, New York, Los Angeles and Denver.

Investment Research.  We use our proprietary equity research analysis to drive or assist a large portion of our business.  This analysis is based on economic fundamentals, using tools such as price-to-earnings multiples, price-to-book value comparisons, both absolute and relative to historic norms, and our research department’s own earnings forecasts.  We intend to rely primarily on our own research rather than on research products purchased from outside research organizations.  We believe that the services provided by our research department have a significant impact on our revenue-generating activities, including retail and institutional brokerage, market-making, and investment banking.

Fixed Income Brokerage.  Through our fixed income division, we provide brokerage services to institutional clients relating primarily to fixed-income securities, such as municipal securities, U.S. government and agency securities, mortgage-related securities, including those issued through Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp., and corporate investment-grade and high-yield bonds.  Commissions are charged on all institutional securities transactions based on rates formulated by SMH.  At December 31, 2001, our fixed income division consisted of 12 professionals.

Rather than trading a wide variety of securities in direct competition with Wall Street firms, we have developed a niche strategy to trade certain fixed-income securities, including U.S. government securities, certain mortgage related securities and collateralized mortgage obligations.  In our trading activities, we generally deal with institutional clients.  We buy round-lot and odd-lot positions, sell round-lot and odd-lot positions and act as market-maker in those positions.  Many of our counterparties in these transactions are other broker-dealers.  Our trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market.  The size of the securities positions varies substantially depending on economic and market conditions, the allocation of capital among types of inventories, customer demands and trading volume.

We are also active as a secondary market broker for residential, consumer and commercial loans, and derive revenue from the placement of mortgage loans and servicing.

Investment Banking and Underwriting Activities.  Our investment banking strategy is to build a balanced mix of corporate securities underwriting, private financings, and financial advisory services.  We believe that the number and dollar amount of underwritings and private placements in which we participate will contribute significantly to increased public and industry awareness of our company, and will result in increased demand for our investment banking and corporate advisory services.   At December 31, 2001, we had a total of 18 professionals performing investment banking services in Houston and New York.

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

Participation in an underwriting syndicate or selling group involves both economic and regulatory risks.  An underwriter or selling group member may incur losses if it is forced to resell the securities it is committed to purchase at less than the agreed purchase price.  In addition, under the federal securities laws, other statutes and court decisions with respect to underwriters’ liabilities and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings.

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

Proprietary Funds.  In January 1996, we organized the Environmental Opportunities Fund, raising $38 million for investments primarily in private and public companies providing environmental or industrial services and related products, an area in which we have developed a specialty practice.  In 1998, we organized the Environmental Opportunities Fund II, raising an additional $75 million for investments in the environmental services area.  We then formed the Corporate Opportunities Funds in 1998 with capital commitments of $48 million for investments principally in private companies and small public companies with enterprise values of less than $250 million, particularly those in the healthcare, technology and medical industries.   The Sanders Opportunity Funds were organized in February 2000 with initial contributions totaling $7.4 million, for investments primarily in small to medium capitalization companies, both public and private, that we believe are significantly undervalued.   At December 31, 2001, total capital contributions to the Sanders Opportunity Funds were $22 million.  During 2000, we formed Life Sciences Opportunity Fund, with capital commitments of $11 million for investments in small companies in the life sciences sector, including companies that are engaged in developing pharmaceutical products or medical devices.  During 2001, we formed Tactical Opportunities High Yield Fund, designed to invest in public and private interest bearing debt securities and debt securities convertible into common stock.  At December 31, 2001, total capital contributed to Tactical Opportunities Fund was approximately $3.5 million.  In 2001, we formed PTC-Houston Management, L.P. to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston.

We hold an interest in these funds and also earn management and advisory fees based on a fixed percentage per annum of total commitments, net assets or capital contributions during the investment period of the fund and a fixed percentage of the limited partnership profit above specified hurdle rates.  For the two Environmental Opportunities Funds, and the Corporate Opportunities Fund, we receive 2% per annum of total commitments, and 20% of the limited partnership profits above specified hurdle rates.  For the Tactical Opportunities High Yield Fund and the Life Sciences Opportunity Fund, we receive 1% and 2% per annum, respectively of the partnership’s net asset value, and 20% of the limited partnership profits above specified hurdle rates.  For the Sanders Opportunity Funds, we receive 1% per annum of total capital contributions, and 10% of the limited partnership profit above specified hurdle rates.  We have agreed to compensate the managers of these funds and employees designated by the managers from 35% to 40% of our 20% and 10% back-end interests in the profits of these limited partnership funds.   Over time, the Sanders and Tactical funds are expected to receive additional money.  We account for our interests in all of these funds using the equity method, which approximates fair value.

Other than the Environmental Opportunities Funds, Corporate Opportunities Funds, Sanders Opportunity Funds, Life Sciences Opportunity Fund and Tactical Opportunities High Yield Fund, our accounts are conducted on an individual client basis.  In many cases, one of our registered broker employees holds a limited power of attorney permitting discretionary agency and certain other transactions on a client’s behalf.  Our officers and directors have in the past, and expect in the future, to invest in the same securities as our retail and institutional clients, where suitable and permitted by applicable law and regulations.  We believe co-investment creates an identity of interest that is generally beneficial, particularly in investments we develop or where we play a major ongoing role.

Merchant Banking.  Our merchant banking activities focus on providing private equity capital for middle-market growth companies.  These middle-market companies comprise a broad range of industries, including business services, communications, computing, distribution, direct marketing of electronic financial services, energy, information technology, Internet, media entertainment, retail, specialty chemicals and biotechnology.  These transactions may take a variety of forms, such as buyouts, growth buildups, consolidation of several private companies in conjunction with public and private offerings, expansion capital and venture capital financings.

Market Making and Principal Transactions.  We make markets, buying and selling as principal, in securities quoted on Nasdaq or other over-the-counter markets.  In lieu of commissions, we create revenue in return for the risk we assume based on the markup or markdown of each transaction.  Principal transactions with clients are generally effected at a net price within or equal to the current interdealer price plus or minus a markup or markdown.  The trading department’s objective is to facilitate sales to clients and to other dealers, not to generate profits based on trading for our own account.

Revenues from principal transactions depend on the general trend of prices and the level of activity in the securities market, employee skill in market-making activities and inventory size.  Trading activities carried out as a principal require a commitment of capital, and create an opportunity for profit and risk of loss due to market fluctuations.  At December 31, 2001, we made markets in the common stock or equity securities of 51 companies that were quoted on Nasdaq and in the over-the-counter market.

The level of positions carried in our trading accounts fluctuates significantly depending on the firm’s assessment of economic and market conditions, the allocation of capital among various stocks, client demand, underwriting commitments and market trading volume.  The aggregate value of our inventories is limited by certain net capital requirements under the Exchange Act.  At December 31, 2001, trading inventories at SMH totaled $ 804,000.

We have established procedures designed to reduce the systemic risks of our proprietary trading activities.  Our trading inventory positions and profit and loss statements are reviewed daily by senior management of SMH and monthly by its board of directors.  However, these procedures may not prevent losses, which could have a material adverse effect on SMH’s business, financial condition, results of operations or cash flows.

Prime Brokerage.  The brokerage industry has developed a service known as prime brokerage in which a customer maintains a cash or margin account with a prime broker to record transactions executed at one or more executing brokers.  We provide trade execution, clearing, bookkeeping, reporting, custodial, borrowing, research and fund raising services for our prime brokerage customers.  By providing these back office services to our customers, we allow them the opportunity to focus on managing assets and generating returns for their clients.  At December 31, 2001, we had a total of eight professionals performing prime brokerage services in New York.

Financial Planning.  We provide specialized financial services and products to high net-worth individuals and the corporate market through our affiliation with a select group of independent registered representatives.  The services provided by this division which we call Sanders Morris Harris Partners (“SMHP”), include investment management, estate planning and retirement planning.  The financial planners who affiliate with us are able to offer their clients a broad range of new investment opportunities through several exclusive investment programs offered by SMH and PMT.

PMT

Trust, Asset Management and Related Services.  Through PMT, we provide a variety of trust services, including investment management, estate settlement, retirement planning, mineral interest management, real estate, retirement plan and other administrative services, such as custody of assets and record keeping.  We meet with each client to develop asset management strategies that are consistent with the client’s needs and investment objectives.  Consideration is given to the client’s financial and investment objectives, risk tolerance, investment restrictions and time horizon.  We believe this total investment management approach provides clients with increased diversification, reduced risk and greater control over their portfolios.

We license trust accounting software that provides our clients with many additional benefits, including flexible statement packages and access to account information on the Internet through a link established between PMT’s “home page” and the licensor of the software’s database.

PMT’s revenues are derived mainly from asset management and fiduciary fees based on a percentage of assets under administration.  At December 31, 2001, PMT had approximately $463 million of assets under administration.  The management fee charged is based on a rate schedule that is changed from time to time.  Rates vary depending on the services being provided and the amount of assets involved.  We believe that this structure, as opposed to transactional commissioned-based arrangements, more closely aligns our interests with our clients and helps develop long-term client relationships.

SMCA

Asset Management Services.  Through SMCA, we provide investment management services to investors who prefer fixed-income securities as a major part of their investment portfolios.  The portfolios are tailored to each client’s financial and investment objectives, with a focus that can range from maximum potential yield to maximum potential security.  Our revenues are derived primarily from asset management and fiduciary fees based on a percentage of assets under administration.

KISSINGER

Financial Planning Services.  Through Kissinger, we provide financial planning and investment management services to individuals.  When preparing a financial portfolio for a client, we first determine the client’s near term and long range goals and objectives.  Then we prepare a thorough review of the person’s assets, liabilities, income, expenses, taxes and savings.  We also assess the client’s insurance protection and estate planning.  Finally, we develop an overall financial strategy and assist the client in its implementation.  Our proprietary monitoring software enables us to produce regular financial updates for the client.  The quarterly reports provide the client and us with periodic feedback on the progress towards realizing the client’s financial goals.  Kissinger derives revenues from fees charged to the clients for the preparation of financial plans and for monitoring services.  Additionally, Kissinger earns commissions from investment and insurance products sold to the clients.

For financial information with respect to our two business segments, see Note 19 to the Consolidated Financial Statements.

Clients

Clients of our broker-dealer subsidiary, SMH, vary according to the nature of the services provided.  Our retail brokerage services are generally focused on high net worth individuals.  SMH’s investment banking, underwriting, investment research and principal transaction activities are targeted at emerging and middle market companies throughout the United States.  At December 31, 2001, we had over 500 institutional clients throughout the United States, Europe and Asia.  These institutional clients consist mostly of pension funds, money managers, mutual and hedge funds, insurance companies, commercial banks and thrift companies.

Our trust subsidiary, PMT, provided trust services to approximately 470 accounts at December 31, 2001.  These clients consist mainly of high net worth individuals and their estates and trusts, 401(k) and other employee-directed company sponsored retirement plans and charitable and other non-profit corporations.

Our investment advisory subsidiary, SMCA, provided asset management services to approximately 1,000 accounts at December 31, 2001.   These clients consist mainly of high net worth individuals.

Our financial planning subsidiary, Kissinger, provided financial planning services to approximately 400 accounts at December 31, 2001.  These clients are principally mid to high net worth long term investors who desire to create the financial security that will enable them to meet their individual and family capital needs in the years ahead.

Marketing

The marketing efforts of our broker-dealer subsidiary, SMH, are conducted by an in-house staff of 151 registered representatives throughout SMH’s ten offices and through 41 independent registered representatives who affiliate with SMH through its SMHP division.  SMH targets its client groups through mailings, telephone calls, in-person presentations and firm-sponsored workshops.  Due to the nature of our business, our regional name recognition and the reputation of our management, business is obtained through referrals from other investment bankers or initiated directly by the client, as well as through senior level calling programs.

Our trust subsidiary, PMT, conducts its marketing and business development efforts on a company-wide basis.  All PMT employees are encouraged to be actively involved in business development efforts through maintenance of professional and personal relationships and active involvement in community events.  PMT markets to specific client groups through mailings, telephone calls, multi-media client presentations and company-sponsored or co-sponsored workshops and seminars.  Additionally, PMT has entered into strategic alliances with a major credit union, a regional accounting firm and a regional bank that provide for sharing of expenses and the payment of referral fees for new business.

SMCA, our investment advisor subsidiary, conducts its marketing and business development efforts on a company-wide basis.  SMCA markets to specific client groups through mailings, telephone calls, multi-media client presentations and company-sponsored or co-sponsored workshops and seminars.

Kissinger, our financial planning subsidiary, conducts its marketing and business development efforts primarily through financial planning seminars conducted by company employees.  The seminars are sponsored by the firm, local employers, government agencies, and local colleges and universities.  As an example, Kissinger has been associated with Towson University in Baltimore for 13 years.  Kissinger has presented seminars to more than 10,000 individuals since the inception of the company.  Additionally the firm markets through mailings, telephone calls, in-person presentations and alliances with professional organizations, including attorneys, mortgage bankers and medical consultants.

We believe cross-selling opportunities exist among our various subsidiaries based on the relationships developed by the individual companies.

Existing and potential clients can also gain a variety of information about our firm and services we provide through our websites at www.smhg.net, www.smhhou.com,  www.pinnacletrust.com, www.cummermoyers.com and www.kissingernet.com.

Relationship with Clearing Brokers

Our broker-dealer subsidiary uses the services of clearing brokers.  Currently, we clear transactions, and carry accounts for clients, primarily through the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation, a Credit Suisse First Boston Company under a fully disclosed clearing arrangement.  Pershing serves as clearing broker in most transactions; however, we use other clearing brokers in addition to Pershing.  These clearing brokers also provide us with information necessary to generate commission runs, transaction summaries and data feeds for various reports, including compliance and risk management, execution reports, trade confirmations, monthly account statements, cashiering functions and handling of margin accounts.  We believe these arrangements produce clearing costs that are competitive within the industry.

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

The value of fixed-income securities owned by us may fluctuate as interest rates change.  As interest rates decrease, the prices of fixed-income securities may increase, partially reflecting the increased demand for securities with higher coupon rates.  As interest rates increase, fixed-income securities may tend to decrease in value reflecting the availability of newer securities with higher coupon rates.  Commission revenue may also be affected by changes in interest rates and any resulting indirect impact on the value of fixed-income securities.

The downturn in the economy, as well as in the overall stock market has had a negative impact on our equity commission revenues and on underwriting fees derived from public offerings.  The decline in overall stock prices and the reduction in interest rates has caused many investors to shift a portion of their investment portfolios into fixed-income securities.  This reallocation has had a positive impact on that portion of our business that derives its income from fixed-income securities.  Traditionally, the recent actions taken by the Federal Reserve to lower interest rates have worked to stimulate the economy.  We believe that a stronger economy will be favorable to our equity business.

Competition

Our financial services business and the securities business in general are highly competitive.  The principal competitive factors influencing our financial services business are:

•                  professional staff,

•                  reputation in the marketplace,

•                  existing client relationships, and

•                  ability to commit capital to client transactions and a mix of market capabilities.

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

We also face competition from the discount and electronic brokerage services industry.  These competitors may have lower costs and may offer their customers more attractive pricing or other terms than we do.  We also anticipate competition from underwriters who attempt to effect public offerings using non-traditional means of distribution, including through electronic media like the Internet.  In addition, issuers may try to sell their securities directly to purchasers, including through electronic media such as the Internet.  If issuers and purchasers of securities can transact business without financial intermediaries, such as our company, our financial condition and operating results could be adversely affected.

Government Regulation

The securities industry is one of the nation’s most extensively regulated industries.  The SEC is responsible for carrying out the federal securities laws and serves as a supervisory body over all national securities exchanges and associations.  The regulation of broker-dealers has to a large extent been delegated by the federal securities laws to Self Regulatory Organizations, called “SROs”.  These SROs include, among others, all the national securities and commodities exchanges and the NASD.  Subject to approval by the SEC and certain other regulatory authorities, SROs adopt rules that govern the industry and conduct periodic examinations of the operations of our broker-dealer subsidiary.  Our broker-dealer subsidiary is also subject to regulation under the laws of the states, Puerto Rico and certain foreign countries in which it is registered to conduct securities, investment banking, insurance or commodities business.  Broker-dealers are subject to regulations that cover all aspects of the securities business, including:

•                  sales methods,

•                  trade practices among broker-dealers,

•                  use and safekeeping of clients’ funds and securities,

•                  capital structure of securities firms,

•                  record-keeping,

•                  reporting requirements,

•                  supervisory and organizational procedures intended to ensure compliance with securities laws, including the prevention of unlawful trading on material nonpublic information,

•                  employee-related matters, including qualification and licensing of supervisory and sales personnel,

•                  limitations on extensions of credit in securities transactions,

•                  clearance and settlement procedures,

•                  requirements for the registration, underwriting, sale and distribution of securities, and

•                  compliance with the rules of the self regulatory organizations designed to promote high standards of commercial honor and just and equitable principles of trade.

Many of these regulations involve the relationship between broker-dealers and their clients including, in some instances, “suitability” determinations as to certain client transactions, limitations on the amounts that may be charged to clients, timing of proprietary trading in relation to clients’ trades and disclosures to clients.  Violations of any of these customer regulations or other applicable regulations can lead to revoking broker-dealer licenses, imposing censures or fines or suspending or terminating a firm, its officers or employees.

As a registered broker-dealer, our brokerage subsidiary is subject to certain net capital requirements of Rule 15c3-1 under the Exchange Act.  The net capital rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers.  Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by other regulatory bodies, and ultimately may require its liquidation.  Further, a decline in a broker-dealer’s net capital below certain “early warning levels,” even though above minimum capital requirements, could cause material adverse consequences to the broker-dealer.  For example, the net capital requirements prohibit payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and payments in respect of subordinated indebtedness principal if thereafter net capital would be less than required levels.

The net capital rules also:

(1)  require that broker-dealers notify the SEC, in writing, two business days before making withdrawals or other distributions of equity capital or lending money to certain related persons if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer’s excess net capital, and that they notify the SEC within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer’s excess net capital;

(2)  prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if after the distribution or loan, the broker-dealer has net capital of less than $300,000 or if the aggregate indebtedness of the broker-dealer’s consolidated entities would exceed 1,000% of the broker-dealer’s net capital and in certain other circumstances; and

(3)  provide that the SEC may, by order, prohibit withdrawals from capital of a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer’s excess net capital and if the SEC believes the withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer’s ability to pay its customer claims or other liabilities.

Compliance with the SEC’s net capital requirements could limit those operations of our brokerage subsidiaries that require intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital, which, in turn, could limit our ability to pay dividends, and redeem or purchase shares of our outstanding common stock.  We are in compliance with the net capital requirements.

Our brokerage subsidiary is also subject to “Risk Assessment Rules” imposed by the SEC, which require that certain broker-dealers maintain and preserve certain information, prescribe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers.  Certain “Material Associated Persons” (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to SEC regulation.  In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over our unregulated subsidiaries either directly or through its existing authority over our regulated subsidiaries.

As registered investment advisors under the Investment Advisers Act, SMCA and Kissinger are subject to the requirements of regulations under both the Investment Advisers Act and certain state securities laws and regulations.  Such requirements relate to, among other things, (1) limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, (2) record-keeping and reporting requirements, (3) disclosure requirements, (4) limitations on principal transactions between an advisor or its affiliates and advisory clients, and (5) general anti-fraud prohibitions.  The state securities law requirements applicable to registered investment advisors are in certain cases more comprehensive than those imposed under federal securities laws.  These regulations cover various aspects of SMCA’s and Kissinger’s businesses, including compensation arrangements.  Under the Investment Advisors Act, every investment advisory agreement with a client must expressly provide that the agreement may not be assigned by the investment advisor without the client’s consent.  Under the Investment Company Act, every investment advisor’s agreement with a registered investment company must provide for the agreement’s automatic termination if it is assigned.  Under both the Investment Advisers Act and the Investment Company Act, an investment advisory agreement is deemed to have been assigned when there is a direct or indirect transfer of the agreement, including a direct assignment or a transfer of a “controlling block” of the firm’s voting securities or, under certain circumstances, upon the transfer of a “controlling block” of the voting securities of its parent corporation.  A transaction is not, however, an assignment under the Investment Advisers Act or the Investment Company Act if it does not result in a change of actual control or management of the investment advisor.  Any assignment of SMCA’s investment advisory agreements would require, as to any registered investment company client, the prior approval of SMHG, and as to SMCA’s or Kissinger’s other clients, the prior consent of such clients.

Under the National Securities Markets Improvement Act of 1996 and the Investment Advisors Supervision Coordination Act, investment advisors, such as SMCA and Kissinger, with less than $25 million of investment advisory assets under management (excluding discretionary accounts and separate partnerships), are regulated by the securities administrators of the states in which they offer investment advisory services.  SMH, SMCA, and Kissinger are registered as investment advisors with the SEC.

Our trust subsidiary, PMT, operates in a highly regulated environment and is subject to extensive supervision and examination by Texas regulatory agencies.  As a Texas chartered trust company, PMT is subject to the Texas Trust Company Act, the rules and regulations promulgated under that act and supervision by the Texas Banking Commissioner.  These laws are intended primarily for the protection of PMT’s clients, rather than for the benefit of investors.  The Texas Trust Company Act provides for, and regulates, a variety of matters, such as:

•                  periodic examinations by the office of the Texas Banking Commissioner;

•                  furnishing periodic financial statements to the Commissioner;

•                  minimum net capital maintenance requirements;

•                  fiduciary record-keeping requirements;

•                  bonding requirements for the protection of clients;

•                  restrictions on investments of restricted capital;

•                  lending and borrowing limitations;

•                  prohibitions against engaging in certain activities;

•                  prior regulatory approval for certain corporate events (e.g., mergers, sale/purchase of all or substantially all of the assets and transactions transferring control of the trust company);

•                  broad regulatory powers if the trust company violates certain provisions of Texas Trust Company Act or is determined to be in a “hazardous condition” (as the law defines that term); and

•                  other matters.

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

Risks Associated with Discontinued Operations

From 1995 through 1997, we disposed of all of TEI’s operating businesses other than its liquid waste business.  In the December 1997 sale of assets of Engineered Systems, Inc. (“ESI”), the purchaser agreed to complete customer contracts of the subsidiary in process at the time of sale.  We remained primarily liable to complete the contracts, and agreed to reimburse the purchaser if its aggregate completion costs exceeded the aggregate contract price.  A final payment of approximately $250,000 was made during 2001 to reimburse the purchaser for completion costs.

As a result of our decision to focus on the financial services industry, we discontinued our liquid waste business, Energy Recovery Resources, Inc. (“ERRI”), effective December 31, 1998.  We disposed of the assets and liabilities of the business in July 2000.  The purchaser retained approximately $566,000 of the sale proceeds to pay for potential post-closing balance sheet adjustments related to minimum working capital, net asset value thresholds established in the sale agreement, and certain environmental claims.  During 2001, the threshold shortage was determined to be $361,000, which amount was applied against the retained balance.  The purchaser remitted the remaining balance of $205,000 to the Company during 2001.

Spires Financial’s operations were discontinued in June 2000 due to changes in the mortgage-backed securities market resulting from interest rate increases and departures of certain key individuals.  The Company retained cash and other assets, consisting of receivables from broker-dealers and clearing organizations, deposits with clearing brokers, and securities owned, but the other assets and liabilities of Spires Financial, including proprietary software, databases and property were sold to a company associated with a former officer and director of the Company in January 2001.

Employees

At December 31, 2001, we had 234 employees.  Of these employees, 34 were engaged in retail brokerage, 22 in institutional sales and trading, 12 in fixed income sales, 18 in investment banking, 15 in securities analysis and research, eight in prime brokerage, 13 in trust services, 22 in financial planning, 16 in asset management, four in marketing, four in systems development and 66 in accounting, administration and support operations.  None of our employees are subject to collective bargaining agreements.  We believe our relations with our employees generally are good.

Risk Management

Our financial services business involves substantial risks of liability.  From time to time, we or our operating subsidiaries may be named as a defendant in civil litigation and arbitration arising from our business activities as a broker-dealer, fiduciary or in connection with our investment management functions.  The plaintiffs in such litigation or arbitration may allege misconduct on the part of our investment or trust executives, claiming, for example, that investments sold to the plaintiffs were unsuitable for their portfolios, or that the investment executives engaged in excessive trading in the plaintiffs’ accounts.  While historically we have not incurred material liability in litigation or arbitration, substantial liabilities in connection with such matters may occur in the future.

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

Item 2.    Properties

We lease office facilities in Houston (two locations), Ft. Worth area (two locations), and Dallas, Texas; New York, New York; Morris Plains, New Jersey; Garden City, New York; Wilmington, Vermont; Hunt Valley, Maryland;  Denver, Colorado and Jackson, Mississippi, aggregating approximately 95,000 square feet.  One of our Houston leases expires in 2004, and the other in 2007. Our other leases expire between 2003 and 2007 including the Ft. Worth and Denver leases in 2003, the Jackson lease in 2005, the Dallas and Hunt Valley leases in 2006, and the Garden City lease in 2007.  The leases are on rental and other terms that we believe are commercially reasonable.  We believe our existing facilities are well maintained and adequate for existing and planned operations.

Item 3.    Legal Proceedings

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations.  We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Company’s security holders during the fourth quarter ended December 31, 2001.

PART II.

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol “SMHG.”  Our common stock began trading on January 29, 1999.  Prior to that time, there was no established public trading market for our common stock.  As a result of the January 1999 combination, we became the successor issuer to TEI, Inc. whose common stock was traded on the Nasdaq National Market under the symbol “TANK.”  The TEI common stock began trading on June 19, 1991 and was removed from quotation on the Nasdaq National Market on January 28, 1999 in conjunction with TEI’s combination with three Houston-based financial services firms.  The following table sets forth the quarterly high and low sale prices of our common stock during 2001 and 2000 for the calendar quarters indicated, each as reported on the Nasdaq National Market:

Calendar Period	High	Low
2001:

First Quarter	8.125	3.75
Second Quarter	7.781	4.95
Third Quarter	6.00	4.25
Fourth Quarter	5.12	3.39

2000:

First Quarter	5.125	2.875
Second Quarter	4.125	3.00
Third Quarter	6.50	3.625
Fourth Quarter	6.75	3.25

At February 28, 2002, there were 219 record holders of our common stock.  To date, we have not paid cash dividends on our common stock.

Dividend Policy

Our board of directors intends to declare quarterly dividends on our common stock.  The first quarterly dividend payment will be $0.025 per shares (an annual amount of $0.10 per share), which was declared March 14, 2002, payable on April 8, 2002 to holders of record of our common shares as of the close of business of March 25, 2002.  The declaration and payment of future dividends by us is subject to the discretion of our board of directors.  In exercising this discretion, our board of directors will take into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal and regulatory restrictions on the payment of dividends, and such other factors the board of directors considers relevant.

Recent Sales of Unregistered Securities

On April 5, 2001, we issued a total of 600,000 of our common shares in connection with the Kissinger acquisition.  The shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act.  The former owner of Kissinger agreed not to sell or transfer his SMHG shares until after April 5, 2002.  The former Kissinger owner was granted shelf registration rights with respect to the shares issued in the transaction, which become effective once the one-year lock-up period expires.

On May 4, 2001, we issued a total of 150,000 of our common shares to the former owners of Cummer/Moyers for exceeding specified performance levels provided for as part of the October 2000 acquisition of Cummer/Moyers.  The shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act.  Each of the former shareholders of the acquired Cummer/Moyers companies agreed not to sell or transfer their SMHG shares issued for exceeding performance levels until after May 4, 2002.  The former Cummer/Moyers shareholders were granted “piggyback” registration rights with respect to the shares issued in the transaction, which become effective once the one-year lock-up period expires.

Item 6.    Selected Financial Data

The following data for 1997 through 1998 reflects our historical operating results and financial condition prior to the January 1999 combination and the subsequent mergers and acquisitions, and does not include any historical operating results or financial condition data of any of the financial service firms for those periods.  The following data for 1999 reflects (1) our results of operations, including the operations of HWG and PMT acquired in the January 1999 combination, from January 31, 1999 through December 31, 1999 and (2) our financial condition after giving effect to the January 1999 combination.  The data for 2000 includes the results of operations of Sanders Morris Mundy, Blackford and Cummer/Moyers from the dates of merger or acquisition, January 31, 2000, June 30, 2000 and October 2, 2000, respectively.  The data for 2001, includes the results of operations of Kissinger from the date of acquisition, April 5, 2001.

As more fully described in Note 11 to the Consolidated Financial Statements, all of our businesses owned through TEI have been sold.

The statement of operations data for all periods reflects ERRI and ESI as discontinued.  The balance sheet and statement of operations data for 1999 through 2001 reflect Spires Financial as discontinued.  Accordingly, the historical selected financial data is not indicative of future operations.

The following data should be read together with the Consolidated Financial Statements and their related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included later in this Report.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands except share and per share amounts)
Statement of Operations
Total revenues	$54,651	$43,866	$8,430	$1,524	$1,530
Income (loss) from continuing operations	1,066	2,111	(3,725)	106	4
Loss from discontinued operations, net of tax	(121)	(11,734)	(969)	(4,077)	(2,786)
Net income (loss)	$945	$(9,623)	$(4,694)	$(3,971)	$(2,782)

Basic and diluted earnings (loss) per share:
From continuing operations	$0.07	$0.15	$(0.55)	$0.03	$0.00
From discontinued operations	(0.01)	(0.84)	(0.14)	(1.14)	(0.78)
Net earnings (loss) per share	$0.06	$(0.69)	$(0.69)	$(1.11)	$(0.78)
Weighted average shares outstanding - diluted	15,958,879	13,951,787	6,828,378	3,562,753	3,561,003

	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,410	$25,059	$10,495	$13,293	$12,810
Securities	13,844	13,818	89,052	14,638	15,336
Total assets	105,309	99,214	297,907	34,995	39,043
Total liabilities	8,975	9,102	240,330	1,295	1,378
Minority interests	51	186	—	—	—
Shareholders’ equity	96,283	89,926	57,577	33,700	37,665

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and their related notes and “Selected Financial Data” included later in this Annual Report.

General

We provide diversified financial services through our subsidiaries, including institutional and retail brokerage, investment banking, merchant banking, trust related services, asset management and financial planning. All of these activities are highly competitive and are sensitive to many factors outside our control, including those factors listed under “Factors Affecting Forward-Looking Statements.”

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

From January 1997 through the first quarter of 1998, our management actively evaluated strategies and financial alternatives for maximizing shareholder value.  In late April 1998, we reached an agreement in principle to combine with three Houston-based financial services firms.  These firms were Harris Webb & Garrison, Inc., a full service regional investment banking, brokerage and financial services firm serving the southwestern United States; Pinnacle Management & Trust Co., a Texas state-chartered trust company and investment management firm; and Spires Financial, L.P., a regional institutional brokerage services and investment banking firm specializing in fixed-income securities and whole loan and loan servicing transactions.

On January 29, 1999, TEI completed its combination with Harris Webb & Garrison, Pinnacle Management & Trust and Spires Financial, with Pinnacle Global Group emerging as the new public holding company.  In the combination, just over 50% of our outstanding common shares were issued to TEI’s former shareholders in exchange for their TEI common shares, and slightly less than 50%, of 3,562,500 common shares, were issued to the former owners of the financial services firms.

On January 31, 2000, we completed the merger of Harris Webb & Garrison, our investment banking subsidiary, with Sanders Morris Mundy Inc.  Sanders Morris Mundy survived the merger, was renamed “Sanders Morris Harris Inc.” and became our wholly owned subsidiary.   In the Sanders merger, we issued 7,125,220 of our common shares to the former shareholders of the Sanders firm, increasing our total outstanding common shares to approximately 14.25 million.  Sanders Morris Mundy was a twelve year-old investment banking and brokerage firm based in Houston, Texas with branch offices in New York City, Denver and Chicago.

The operations of Spires Financial were discontinued in June 2000 due to departures of certain key employees and changes in the mortgage-backed securities market resulting in part from interest rate increases.  We retained cash, receivables from broker-dealers, deposits with clearing brokers, and securities owned, but the other assets and liabilities of Spires Financial, including proprietary software, databases, and property, were held for sale at December 31, 2000 and sold in January 2001.

On June 30, 2000, we acquired Blackford Securities Corporation, for 1,000,000 shares of our common stock and $5.5 million in cash.  Blackford, based in Garden City, New York, specializes in providing prime brokerage services to investment partnerships and execution services to institutions.

On October 2, 2000, we acquired the Cummer/Moyers companies. The former owners of Cummer/Moyers received a total of 850,000 of our common shares during October 2000 and an additional 150,000 common shares in May 2001 for exceeding specified performance levels.  The Cummer/Moyers companies, based in Fort Worth, Texas consist of Cummer/Moyers Securities Inc., a broker-dealer, and Cummer/Moyers Capital Advisors Inc., a specialist in providing fixed income investment portfolios to institutional and individual clients (collectively, “Cummer/Moyers”).  Cummer/Moyers Securities was merged into Sanders Morris Harris and Cummer/Moyers Advisors was subsequently renamed “SMH Capital Advisors”.

On April 5, 2001 we acquired Kissinger Financial Services, a Baltimore Maryland based financial planning firm.  The former owner of Kissinger received a total of 600,000 of our common shares.

On May 22, 2001, our shareholders voted to change our name from Pinnacle Global Group, Inc.  to Sanders Morris Harris Group Inc. to present a more cohesive group identity to our clients and the investment community as a whole.

The historical financial information contained in this document for 1997 through 1998 does not include any results of operations or the financial position of our current businesses acquired in the January 1999 combination nor does it reflect the January 2000 Sanders merger, the June 2000 Blackford acquisition, the October 2000 Cummer/Moyers acquisitions, or the April 2001 Kissinger acquisition.  Our operations prior to 1999 reflect only corporate activities and the results of our discontinued operations.  The historical financial information contained in this document for 1999 related to our financial condition after giving effect to the January 1999 combination and our results of operations include operations of the financial firms since the date of acquisition, January 31, 1999.  The historical financial information contained in this document for 1999 and 2001 reflects the discontinuance of Spires Financial.  The following description of our business includes the operation of the combined company after giving effect to the January 1999 combination, the January 2000 Sanders merger, the June 2000 Blackford acquisition, the October 2000 Cummer/Moyers acquisitions, and the April 2001 Kissinger acquisition, except for our discontinued businesses.

Components of Revenues and Expenses

Revenues.  Our revenues are comprised primarily of (1) commission revenue from retail and institutional brokerage transactions, fees from asset-based advisory services, and principal and agent transactions, (2) investment banking revenue from corporate finance fees, mergers and acquisitions fees and merchant banking fees and (3) fees from asset management, financial planning and fiduciary services.  We also earn interest on the cash held and dividends received from the equity securities held by us for our corporate capital accounts and have gains (or losses) in our inventory account.  Interest income results from interest earned on our inventories of fixed-income securities prior to sale and from interest and dividends earned on investments in our capital accounts.  Other sources of revenue include revenue earned from gains on the sale of securities held in our corporate accounts, and from realized and unrealized gains (or losses) on securities in our possession, and equity in income (loss) of limited partnerships.

Expenses.  Our expenses consist of (1) compensation and benefits, (2) brokerage and clearing costs, (3) interest expense and (4) other expenses.  Compensation and benefits is our largest expense item and includes wages, salaries, commissions, bonuses, incentive payments and benefits. During 2001, compensation and benefits represented 65% of total expenses and 66% of total revenues.  Compensation and benefits have both a variable component based on revenue production, and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides and trading desk incentives.  Retail and institutional commissions are based on a competitive commission schedule.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.

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

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Our financial results for the year ended December 31, 2001 include the results of operations of Kissinger from the date of acquisition, April 5, 2001.  During the comparable period in 2000, our financial statements include the results for Sanders Morris Mundy from the date of merger, January 31, 2000, and for Blackford and Cummer/Moyers from the dates of acquisition, June 30, 2000 and October 2, 2000, respectively. Therefore, the results of operations for the year ended December 31, 2001 are not comparable to the results for the same period in 2000.

Total revenues increased to $54.7 million in 2001 from $43.9 million in 2000 principally due to an increase in the number of sales and marketing professionals following the acquisitions of Blackford, Cummer/Moyers and Kissinger, as well as the establishment during the third quarter of 2000 of the fixed income brokerage group.  Total expenses for the period were $55.6 million, compared to $38.1 million in the prior year principally due to the compensation and benefits paid to employees who joined the Company as a result of the Blackford, Cummer/Moyers and Kissinger acquisitions.  Income from continuing operations declined to $1.1 million in 2001 from $2.1 million in 2000.  Basic and diluted income per share from continuing operations was $0.07 in 2001, compared to $0.15 for 2000.

Commissions revenue increased to $24.5 million in 2001 from $18.4 million in 2000 primarily due to an increase in the number of retail and institutional brokers resulting from the acquisitions of Blackford and Cummer/Moyers, the opening of a new SMH office in Dallas, the startup of the SMH Partners independent broker division, as well as an increase in mutual fund commissions resulting from the acquisition of Kissinger.  Revenue from principal transactions totaled $7.4 million in 2001 versus $2.8 million in 2000 mainly due to a revenue increase of $6.6 million attributable to our fixed income brokerage group, as well as the startup of new operations in Dallas and SMH Partners during 2001, and a full year’s contribution from Cummer/Moyers and Blackford.  This income was partially offset by net losses on our available for sale securities totaling $1.3 million during 2001, compared to net gains of $695,000 during 2000.  The decline in the equity markets also caused a $344,000 loss in the value of certain warrants received by the firm in conjunction with its investment banking activities.  We wrote down our investment in BioCyte by $660,000 reflecting BioCyte’s inability to develop its patented gene products for laboratory testing.  The decline in overall stock prices and the reduction in interest rates have caused many investors to shift a portion of their investment portfolios into fixed income securities.  Investment banking revenue declined to $12.1 million in 2001 from $13.5 million in 2000 principally due to a reduction in underwriting fees earned from public and private offerings caused by the overall weakness in the stock market.  Fiduciary, custodial and advisory fees revenue totaled $6.4 million in 2001, compared to $5.8 million in 2000 reflecting an increase in both the number and market value of accounts under management due to the acquisitions of Cummer/Moyers and Kissinger. Despite declining interest rates, interest and dividend income remained steady at $2.4 million, reflecting an increase in our interest earning investments during 2001, as well as interest earned on a note receivable from our investment in a limited partnership.  Other income increased from $937,000 in 2000 to $1.7 million in 2001, primarily due to the new brokerage office in Dallas, and the full year’s contribution from Cummer/Moyers and Blackford.  Due to our larger clearing volumes, the interest earned on our customer account balances at our clearing brokers has also increased.

For the year ended December 31, 2001, employee compensation and benefits increased to $36.1 million from $23.1 million in 2000 primarily due to commissions paid on fixed income brokerage, as well as an increase in the total number of employees resulting from the acquisitions of Blackford, Cummer/Moyers and Kissinger, and from additional incentive compensation earned by traders, analysts, and portfolio managers for individual profit generation.  These increases were partially offset by a decline in the value of the deferred compensation pool used to reward certain executives for participation in investment banking transactions.  The decline in the value of the deferred compensation pool is a result of the contraction in the equity markets, which caused a loss in the value of the warrants that comprise the portfolio.  Floor brokerage, exchange and clearance fees rose to $3.2 million in 2001 from $2.5 million in 2000 reflecting an increase in the number of market transactions, which is attributable to the larger organization.  Communication and data processing costs, including quotes and market data services, increased to $3.7 million in 2001 from $2.8 million in 2000 principally due to the cost of additional communication and information services related to the expanded brokerage and investment operations brought about by the acquisitions of Blackford, Cummer/Moyers and Kissinger, and the addition of the fixed income brokerage group.  Occupancy costs increased to $3.8 million in 2001 from $2.9 million in the previous year.  The Company leases office space in twelve offices throughout the United States.  Intangible asset amortization increased to $2.2 million in 2001 from $1.6 million in the prior year as a result of additional goodwill recorded in the Cummer/Moyers and Kissinger acquisitions and due to a full year of amoritization recorded in 2001 for the year 2000 acquisitions of Blackford and Cummer/Moyers.  Other general and administrative expenses increased to $6.6 million from $5.2 million during 2000 mainly due to the acquisitions of Blackford, Cummer/Moyers and Kissinger.

Our equity income of the limited partnerships that we manage totaled $3.7 million during 2001, compared to a loss of $1.7 million during 2000.  The 2000 loss primarily reflects declines in valuations of the investments in the environmental funds.  The income in 2001 reflects trading gains and investment valuation improvements at both the Sanders Opportunity Funds and the Corporate Opportunities Funds.

The effective tax rate from continuing operations was 65% for the year ended December 31, 2001 compared to 52% for the year ended December 31, 2000.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization and state income taxes.

Losses from discontinued operations, net of tax, were $121,000 in 2001, compared to $11.7 million in 2000.  The 2001 loss reflects an additional provision to record uncollectible commissions receivable at Spires Financial.  The loss from discontinued operations in 2000 consists of $600,000 related to the July 2000 sale of ERRI; $300,000 associated with additional costs incurred to complete customer contracts related to the 1997 sale of ESI; and $10.8 million related to Spires Financial that included an $8.3 million charge for impairment of goodwill and $2.5 million, net of tax, for operating losses, abandoned leases and other expenses.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Our financial results for the year ended December 31, 2000 include the results of operations of TEI, HWG, and PMT for the entire period.  Our financial statements include the results for Sanders Morris Mundy from the date of merger, January 31, 2000 and Blackford and Cummer/Moyers from the dates of acquisition, June 30, 2000 and October 2, 2000, respectively.  During the comparable period in 1999, our financial statements reflect the operating results from TEI for the entire period, and the results from HWG and PMT from January 29, 1999 to December 31, 1999.  The operations of Spires for all periods since its January 1999 acquisition date have been reclassified as discontinued.  Therefore, the results of operations for the year ended December 31, 2000 are not comparable to the results for the same period in 1999.

Total revenues increased to $43.9 million in 2000 from $8.4 million in 1999 principally due to the merger with Sanders Morris Mundy in January 2000, and the acquisition of Blackford in June 2000 and Cummer/Moyers in October 2000.  Total expenses for the period were $38.1 million, compared to $9.6 million in the prior year due to the compensation and benefits paid to employees who joined the Company as a result of the Sanders Morris Mundy merger, and the Blackford and Cummer/Moyers acquisitions.  Income from continuing operations increased to $2.1 million in 2000 from a loss of $3.7 million during 1999.  Basic and diluted income (loss) per share from continuing operations was $0.15 in 2000, compared to ($0.55) for 1999.

Commissions revenue increased to $18.4 million in 2000 from $2.9 million in 1999 primarily as a result of the addition of approximately 18,000 brokerage accounts serviced by SMH and Cummer/Moyers.  In 1999, HWG serviced approximately 3,000 accounts.  Principal transactions revenue totaled $2.8 million in 2000 compared to $250,000 in 1999.  SMH made markets in the common stock or equity securities of 74 companies during 2000.  In 1999, HWG made markets in the common stock or equity securities of approximately 20 companies.  Investment banking revenue rose to $13.5 million in 2000 from $1.6 million in 1999.   During 2000, SMH acted as a placement agent in 15 private placements and as a co-managing underwriter in three public offerings raising total gross proceeds of approximately $159 million. Interest and dividends climbed to $2.4 million in 2000 from $1.0 million in 1999 primarily as a result of the addition of the SMH securities portfolio.  Other income totaled $937,000 million in 2000 compared to $611,000 in 1999. Fiduciary, custodial and advisory fees rose to $5.8 million in 2000 from $2.0 million in 1999 due to an increase in the number of fee-based accounts and an increase in the market value of assets under management at PMT (approximately $571 million at December 31, 2000), the addition of fee-based accounts through the acquisition of Cummer/Moyers, and $2.6 million in management and advisory fees SMH earned from its investments in limited partnerships.

Employee compensation and benefits totaled $23.1 million in 2000, compared to $5.9 million in 1999.  Based on the merger with Sanders and the acquisitions of Blackford and Cummer/Moyers, total employees increased from 108 at December 31, 1999 to 216 at December 31, 2000.  Floor brokerage, exchange and clearance fees rose to $2.5 million in 2000 from $449,000 in 1999.  Communications and data processing expenses increased to $2.8 million in the current year from $368,000 in 1999 as a result of increased trading volumes at SMH, Blackford and Cummer/Moyers.  Occupancy costs totaled $2.9 million in 2000, compared to $682,000 in the previous year.  At December 31, 2000, we leased office space in eleven offices throughout the United States.  These increases resulted from the Sanders merger and the acquisitions of Blackford and Cummer/Moyers.  Amortization of intangible assets increased to $1.6 million in the current year from $529,000 in the prior year due to the addition of goodwill in connection with the merger and acquisitions during 2000.    Other general and administrative expenses rose to $5.2 million during 2000 from $1.7 million in the same period last year as a result of merger and acquisitions during 2000.

The effective tax rate from continuing operations was 52% for the year ended December 31, 2000 compared to <216%> for the year ended December 31, 1999.  The effective tax rate in 2000 exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization and state income taxes. The rate in 1999 was affected by nondeductible goodwill amortization and an increase in the valuation allowance for deferred tax assets that do not meet the more likely than not criteria for recognition.

Losses from discontinued operations, net of tax, were $11.7 million in 2000, compared to $969,000 in 1999.  The loss from discontinued operations in 2000 consisted of $600,000 related to the July 2000 sale of ERRI; $300,000 associated with additional costs incurred to complete customer contracts related to the 1997 sale of ESI; and $10.8 million related to Spires Financial that included an $8.3 million charge for impairment of goodwill and $2.5 million, net of tax, for operating losses, abandoned leases, and other expenses.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we held before the January 1999 combination. At December 31, 2001, we had approximately $30.4 million in cash and cash equivalents, which together with liquid assets, consisting of receivables from broker-dealers and clearing organizations, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 32% of our total assets at year-end.

For the year ended December 31, 2001, net cash provided by operations totaled $3.3 million versus net cash provided by operations of $6.9 million during 2000.  Current year cash provided by operations is the result of net income of $945,000 and increases in working capital and other adjustments totaling $2.4 million.

Capital expenditures for 2001 were $651,000, mainly from the purchase of furniture and computer equipment and software, as well as for leasehold improvements, necessary for our growth.  During 2001, we reacquired approximately 396,000 of our common shares at a total cost of approximately $1.8 million.

At December 31, 2001, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the SEC’s Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations.  We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

A significant portion of our assets is highly liquid and short-term in nature, consisting of cash and assets readily convertible into cash.  Securities borrowed and securities loaned, along with receivables from customers and payables to customers, fluctuate as a result of the changes in the level of positions held to facilitate customer transactions and changes in market conditions.  Receivables from others and payables to others fluctuate primarily due to the change in adjustment to securities owned on a trade date basis.

On March 14, 2002, our board of directors adopted a dividend policy under which we intend to declare quarterly cash dividends on our common stock, in the amount of $0.025 per share, commencing in the first quarter of 2002.  Consistent with this policy, our board of directors declared a cash dividend for the first quarter of 2002, in the amount of $0.025 per share of common stock.  The cash dividend will be payable on April 8, 2002, to common stockholders of record at the close of business on March 25, 2002.  While we intend to declare dividends in subsequent quarters, any future dividends will be at the discretion of our board of directors after taking into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors our board considers relevant.

Critical Accounting Policies

Valuation of Not Readily Marketable Securities.  Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.  Securities not readily marketable consist primarily of investments in private companies, limited partnerships, equities, options and warrants.

Generally, investments in shares of public companies are valued at a discount of up to 30% to the closing market price on the balance sheet date if the shares are not readily marketable.  Investments in unregistered shares of public companies are valued at a 30% discount from the most recent sales price of registered shares, except in cases where the securities may be sold pursuant to a currently effective registration statement or an exemption from registration and there exists sufficient trading volume in the securities, in which case the market price is used.  The discounts reflect liquidity risk and contractual or statutory restrictions on transfer.  Preferred stock of a public company is carried at its liquidation preference.  Investments in private companies are valued at the purchase price until there exists a basis for revaluation.  Revaluation may result from a subsequent public offering or private placement, an event which has occurred indicating impairment, or other pertinent factors and events.  Investments in limited partnerships are accounted for using the equity method, which approximates fair value.

Investments in not readily marketable securities, marketable securities with insufficient trading volumes and restricted securities have been valued by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At December 31, 2001 and 2000, the Company’s investment portfolios included investments totaling $12.2 million and $9.7 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

Goodwill.  In June 2001, the FASB issued Statement No. 142 (Statement 142), Goodwill and Other Intangible Assets.  The Company implemented Statement 142 on January 1, 2002.  Goodwill will no longer be amortized under Statement 142 but will be tested for impairment using a fair value approach.  Statement 142 requires the Company to perform the first goodwill impairment test within six months of adoption.  The first step is to compare the fair value with the book value.  If the fair value is less than the book value, the second step will be to calculate the impairment loss, if any.  The Company will recognize any impairment loss from the initial adoption of Statement 142 as a change in accounting principle.  After the initial adoption, goodwill will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

As of January 1, 2002, the Company had unamortized goodwill in the amount of $47.6 million, which will be subject to the transition provisions of Statement 142 and will no longer be amortized.  Amortization of goodwill amounted to $2.2 million, $1.6 million, and $529,000 for the years ended December 31, 2001, 2000, and 1999, respectively.  Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Factors Affecting Forward–Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Acts”). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for the Company’s services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of the Company’s trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel and (11) demand for the Company’s services.  The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

Effects of Inflation

Historically, inflation has not had a material effect on our consolidated financial position, results of operations or cash flows; however, the rate of inflation can be expected to affect our expenses, such as employee compensation, occupancy and equipment. Increases in these expenses may not be readily recoverable in the prices that we charge for our services. Inflation can have significant effects on interest rates that in turn can affect prices and activities in the financial services market. These fluctuations could have an adverse impact on our financial services operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risks

The following discussion relates to our market risk sensitive instruments as of December 31, 2001, and thus, includes such instruments held by SMH and PMT.

SMH

SMH’s trading equity securities are marked to market on a daily basis.  At December 31, 2001, SMH’s trading equity securities were recorded at a fair value of $804,000.  These trading equity securities are subject to equity price risk.  This risk would amount to $80,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities.  The actual equity price risk related to the trading equity securities may differ substantially.

SMH’s market making, investing, and underwriting activities often involve the purchase, sale, or short sale of securities and expose its capital to significant risks, including market risk, equity price risk, and credit risk.  Market risk represents the potential loss we may incur as a result of absolute and relative price movements, price volatility, and changes in liquidity in financial instruments due to many factors over which we have virtually no control. SMH’s primary market risk arises from the fact that it owns a variety of investments that are subject to changes in value and could result in material gains or losses.  SMH also engages in proprietary trading and makes dealer markets in equity securities. In doing this, SMH may be required to maintain certain amounts of inventories in order to facilitate customer order flow.  SMH is exposed to equity price risk due to changes in the level and volatility of equity prices primarily in Nasdaq and over-the-counter markets. Changes in market conditions could limit SMH’s ability to resell securities purchased or to purchase securities sold short. Direct market risk exposure to changes in foreign exchange rates is not material.

SMH seeks to cover its exposure to market and equity price risk by limiting its net long and short positions and by selling or buying similar instruments. In addition, trading and inventory accounts are monitored on an ongoing basis, and SMH has established position limits. Position and exposure reports are prepared at the end of each trading day and are reviewed by traders, trading managers, and management personnel. These reports show the amount of capital committed to various issuers and industry segments. Securities held in SMH’s investment portfolio are guided by an investment policy and are reviewed on a regular basis.

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

At December 31, 2001, SMH’s securities were recorded at a fair value of $8.7 million, including $4.6 million representing SMH's investments in limited partnerships and $3.3 million representing other not readily marketable securities.

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

PMT

At December 31, 2001, PMT had equity securities under management with a fair value of $463 million.  PMT’s fee income for the year ended December 31, 2001 would have been reduced by approximately $300,000 assuming a hypothetical 10% decrease in the value of its equity securities under management.  PMT’s fee income could also be reduced from changes in interest rates to the extent that such changes reduce the carrying value of securities under management.  Additionally, PMT’s securities available for sale are recorded at a fair value of approximately $1.7 million at December 31, 2001.  These securities have an original cost of $1.8 million, and are subject to equity price risk.  At December 31, 2001, the unrealized decline in market value totaling $91,000 less tax of $34,000, has been included as a separate component of shareholder’s equity.

PMT revenues are primarily from asset management and fiduciary fees based on a percentage of assets under administration.  As a result, PMT is subject to equity price risk since its fees are directly affected by changes in the equity prices of the assets under its management.  Similarly, PMT’s fee income is subject to interest rate risk to the extent changes in interest rates affect the carrying value of assets under management.  While these market risks are present, quantification remains difficult due to the number of other variables that affect PMT’s fee income.

Item 8.    Financial Statements and Supplementary Data

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors and Shareholders

Sanders Morris Harris Group Inc.:

We have audited the accompanying consolidated balance sheet of Sanders Morris Harris Group Inc. and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP

Houston, Texas

March 11, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Pinnacle Global Group, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Pinnacle Global Group, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Houston, Texas

March 29, 2001

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As of December 31, 2001 and 2000

(in thousands, except share and per share amounts)

	December 31, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$30,410	$25,059
Receivables, net of allowance of $285 and $615, respectively
Broker-dealers	540	1,643
Customers	1,918	2,601
Related parties	6,688	5,017
Other	631	397
Deposits with clearing brokers	250	250
Securities owned	12,153	9,675
Securities available for sale	1,691	4,143
Intangible assets, net of accumulated amortization of $4,268 and $2,096, respectively	47,601	45,598
Furniture and equipment, net	1,924	2,359
Deferred income taxes, net	828	1,785
Other assets	675	687
Total assets	$105,309	$99,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$8,538	$6,800
Payable to clearing broker-dealers	63	35
Securities sold, not yet purchased	122	591
Net liabilities of discontinued operations	252	1,676
Total liabilities	8,975	9,102

Commitments and contingencies

Minority interests	51	186

Shareholders’ equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value; 100,000,000 shares authorized; 17,009,402 and 16,100,512 shares issued, respectively	170	161
Additional paid-in capital	109,159	103,670
Receivables for shares issued	(541)	(558)
Accumulated deficit	(8,766)	(9,711)
Accumulated other comprehensive loss	(57)	(452)
Unearned compensation	(1,097)	—
Treasury stock at cost, 597,038 and 802,124 shares, respectively	(2,585)	(3,184)
Total shareholders’ equity	96,283	89,926
Total liabilities and shareholders’ equity	$105,309	$99,214

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For each of the three years in the period ended December 31, 2001

(in thousands, except share and per share amounts)

	2001	2000	1999
Revenues:
Commissions	$24,532	$18,414	$2,946
Principal transactions	7,440	2,804	250
Investment banking	12,146	13,510	1,609
Fiduciary, custodial and advisory fees	6,403	5,808	2,027
Interest and dividends	2,403	2,393	987
Other income	1,727	937	611
Total revenues	54,651	43,866	8,430

Expenses:
Employee compensation and benefits	36,053	23,099	5,871
Floor brokerage, exchange and clearance fees	3,190	2,519	449
Communications and data processing	3,705	2,783	368
Occupancy	3,794	2,912	682
Amortization of intangible assets	2,172	1,567	529
Other general and administrative	6,643	5,203	1,709
Total expenses	55,557	38,083	9,608

Income (loss) from continuing operations before equity in income (loss) of limited partnerships, income taxes and minority interests	(906)	5,783	(1,178)
Equity in income (loss) of limited partnerships	3,740	(1,748)	—
Income (loss) before income taxes and minority interests	2,834	4,035	(1,178)
Provision for income taxes	(1,956)	(2,274)	(2,547)
Minority interests in net loss of consolidated companies	188	350	—

Income (loss) from continuing operations	1,066	2,111	(3,725)
Loss from discontinued operations, net of tax	—	(10,834)	(104)
Loss on disposition of discontinued operations, net of tax	(121)	(900)	(865)
Net income (loss)	$945	$(9,623)	$(4,694)

Basic and diluted earnings (loss) per share:
From continuing operations	$0.07	$0.15	$(0.55)
From discontinued operations	(0.01)	(0.84)	(0.14)
Basic and diluted earnings (loss) per share	$0.06	$(0.69)	$(0.69)

Weighted average common shares outstanding
Basic	15,828,654	13,951,787	6,828,378
Diluted	15,958,879	13,951,787	6,828,378

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For each of the three years in the period ended December 31, 2001

(in thousands except shares)

	Amounts						Shares
	2001		2000		1999		2001	2000	1999
Common stock
Balance, beginning of year	$ 161		$ 71		$ 38		16,100,512	7,125,292	3,801,559
Issuance for acquisitions	2		90		35		150,000	8,975,220	3,562,539
Employee benefit plan	7		—		—		758,890	—	—
Retirement of treasury stock	—		—		(2)		—	—	(238,806)
Balance, end of year	170		161		71		17,009,402	16,100,512	7,125,292
Additional paid in capital
Balance, beginning of year	$ 103,670		$ 58,929		$ 33,249
Issuance for acquisitions	1,790		44,741		29,865
Employee benefit plan	3,699		—		—
Retirement of treasury stock	—		—		(4,185)
Balance, end of year	109,159		103,670		58,929
Receivables for shares issued
Balance, beginning of year	$ (558)		$ (1,312)		$ —
Issuance for acquisitions	—		—		(1,312)
Acquisition of treasury stock	—		667		—
Collections of receivables	510		87		—
Issuance of restricted stock	(572)		—		—
Amortization of unearned compensation	79		—		—
Balance, end of year	(541)		(558)		(1,312)
Accumulated deficit
Balance, beginning of year	$ (9,711)		$ (88)		$ 4,606
Net income (loss)	945	945	(9,623)	(9,623)	(4,694)	(4,694)
Balance, end of year	(8,766)	945	(9,711)	(9,623)	(88)	(4,694)
Accumulated other comprehensive loss
Balance, beginning of year	$ (452)		$ (23)		$ (6)
Net change in unrealized appreciation (depreciationon) securities available for sale	594	594	(650)	(650)	(26)	(26)
Income tax (provision) benefit on change	(199)	(199)	221	221	9	9
Balance, end of year	(57)	395	(452)	(429)	(23)	(17)
Comprehensive income (loss)		1,340		(10,052)		(4,711)
Unearned compensation
Balance, beginning of year	$ —		$ —		$ —
Net issuance of restricted stock	(1,204)		—		—
Amortization of unearned compensation	107		—		—
Balance, end of year	(1,097)		—		—
Treasury stock
Balance, beginning of year	$ (3,184)		$ —		$ (4,187)		(802,124)	—	(238,806)
Issuance for acquisitions	2,416		—		—		600,000	—	—
Acquisition of treasury stock	(1,822)		(3,184)		—		(396,022)	(802,124)	—
Issuance of shares pursuant to employee benefit plans	5		—		—		1,108	—	—
Retirement of treasury stock	—		—		4,187		—	—	238,806
Balance, end of year	(2,585)		(3,184)		—		(597,038)	(802,124)	—
Total shareholders’ equity and common shares outstanding	$ 96,283		$ 89,926		$ 57,577		16,412,364	15,298,388	7,125,292

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For each of the three years in the period ended December 31, 2001

(in thousands)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$945	$(9,623)	$(4,694)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on sale of securities available for sale	1,253	(695)	(323)
Depreciation	1,087	817	120
Deferred income taxes	892	(918)	3,389
Amortization of intangible assets	2,172	1,567	529
Provision for bad debts	580	300
Compensation expense related to amortization of notes receivable and unearned compensation	186	—	—
Minority interests in net loss of consolidated companies	(188)	(350)	—
Changes in assets and liabilities:
(Increase) decrease in receivables	(421)	154,421	(161,129)
(Increase) decrease in deposits with clearing brokers	—	8,713	(7,336)
(Increase) decrease in securities owned	(2,478)	82,932	(66,887)
Decrease in other assets	14	2,966	581
Increase (decrease) in securities sold, not yet purchased	(469)	(119,745)	118,735
Increase (decrease) in net assets (liabilities) of discontinued operations	(1,630)	10,195	1,420
Increase (decrease) in payable to clearing broker-dealers	27	(118,038)	112,716
Increase (decrease) in accounts payable and accrued liabilities	1,329	(5,673)	(916)
Net cash provided by (used in) operating activities	3,299	6,869	(3,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(651)	(854)	(566)
Acquisitions, net of cash acquired of $30; $13,577; and $4,359, respectively	(13)	7,737	3,519
Proceeds from sale of discontinued operations	205	3,099	—
Proceeds from sale of assets	41	—	5
Purchase of securities available for sale	(1,141)	(5,955)	(10,219)
Proceeds from sales and maturities of securities available for sale	2,935	5,907	8,258

Net cash provided by investing activities	1,376	9,934	997

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,822)	(2,293)	—
Proceeds from shares issued	1,935	—	—
Collections on receivables for shares issued	510	87	—
Investment by minority interest	86	—	—
Distributions to minority interests	(33)	(33)	—

Net cash provided by (used in) financing activities	676	(2,239)	—

Net increase (decrease) in cash and cash equivalents	5,351	14,564	(2,798)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25,059	10,495	13,293

CASH AND CASH EQUIVALENTS AT END OF YEAR	$30,410	$25,059	$10,495

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through its operating subsidiaries Pinnacle Management & Trust Co. (“PMT”), Sanders Morris Harris Inc. (“SMH”), SMH Capital Advisors (“SMCA”), and Kissinger Financial Services, Inc. (“Kissinger”), the Company provides a broad range of financial services, including institutional and retail brokerage, investment banking, merchant banking, trust related services, investment management and financial planning.  The Company serves a diverse group of institutional, corporate and individual clients.

The Company merged with and acquired its operating subsidiaries in 2001, 2000 and 1999.  The acquisitions were accounted for using the purchase method and as a result current period results are not comparable to the prior periods.

In May 2001, the Company’s shareholders voted to change the Company’s name from Pinnacle Global Group, Inc. (“Pinnacle”), to Sanders Morris Harris Group Inc. (“SMHG”) to present a more cohesive group identity to our clients and the investment community as a whole.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its subsidiaries.  All material intercompany transactions and balances have been eliminated in consolidation.

Management’s Estimates

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

Securities Transactions

Substantially all marketable securities are carried at fair value based on quoted market prices or amounts that approximate fair value.  Not readily marketable securities are valued at fair value based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time.  Unrealized gains or losses from marking securities owned to market value are included in revenue under the caption principal transactions.  Securities not readily marketable include securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 or other applicable securities acts, or (c) that cannot be offered or sold because of other arrangements, restrictions or conditions applicable to the securities or to the Company.  Proprietary transactions and the related income/expense are recorded on the trade date.  Realized gains and losses from sales of securities are computed using the average cost method.

Securities Available for Sale

Securities available for sale include marketable equity securities and debt instruments owned by the Company’s PMT subsidiary with maturities greater than three months when purchased.  These securities are recorded at cost and are adjusted for unrealized holding gains and losses due to market fluctuations. These unrealized gains or losses, net of taxes, are recorded as a separate component of other comprehensive income (loss). Gains and losses are recorded upon sale based on the specific identification method.

Furniture and Equipment

Furniture and equipment and leasehold improvements are carried at cost. Depreciation of office furniture and equipment is computed on a straight-line basis over a five to seven year period.  Amortization of leasehold improvements is computed on a straight-line basis over the term of the lease.  Depreciation expense included in continuing operations was $1.1 million, $817,000 and $120,000 for the years ended December 31, 2001, 2000, and 1999, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

Intangible Assets

Intangible assets, principally goodwill, are amortized using the straight-line method over 20 to 25 years.  Amortization expense was $2.2 million, $1.6 million and $529,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  The Company evaluates intangible assets for impairment if events or changes in circumstances occur that indicate the carrying amount may not be recoverable.  If impairment is determined to exist, the asset is written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business.  See Recently Issued Accounting Standards.

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

Stock-based Compensation

The Company accounts for stock-based compensation under the intrinsic value method.  Under this method, the Company recognizes no compensation expense for stock options granted when the number of underlying shares is known and the exercise price of the options granted is greater than or equal to the fair value of the stock on the date of grant.

Income Taxes

The Company utilizes the asset and liability method for deferred income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events recognized in the Company’s financial statements or tax returns. All expected future events other than changes in the law or tax rates, are considered in estimating future tax consequences.  A valuation allowance is provided for deferred tax assets when, in management’s judgment, such assets do not meet the more likely than not recognition criteria.

The provision for income taxes includes federal, state, and local income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities.

Commissions

Commissions and related clearing expenses are recorded on the trade date as securities transactions occur.

Investment Banking

Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent.  Investment banking revenues also include fees earned from providing merger and acquisition and financial restructuring advisory services.  Investment banking management fees are recorded on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is realized or realizable and earned.  Other investment banking fees are recognized when the services have been performed.

Fiduciary, Custodial and Advisory Fees

Fiduciary, custodial and advisory fees are recorded based on a percentage of each individual account’s market value on the last day of the month.

Investments in Limited Partnerships

Investments in limited partnerships are accounted for using the equity method, which approximates fair value, consist of Environmental Opportunities Fund, L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Life Sciences Opportunity Fund, L.P.,  and Tactical Opportunities High Yield Fund, L.P.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, accounts payable and accrued liabilities, and payable to broker-dealers, approximate cost due to the short period of time to maturity, Securities owned, securities available for sale, and securities sold short, not yet purchased are carried at their fair values.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform them with the 2001 presentation. The reclassifications had no effect on accumulated deficit, net loss or cash flows.

Recently Issued Accounting Standards

SFAS, No. 141 entitled “Business  Combinations” was issued in June 2001 and became effective July 1, 2001.  SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition.  The pooling-of-interests method of accounting allowed under prior standards, which reflected business combinations using historical financial information, is now prohibited.  SFAS No. 142 entitled “Goodwill and Other Intangible Assets” was also issued in June 2001, in concert with SFAS No. 141.  SFAS No. 142 became effective for us on January 1, 2002.  On that date, goodwill will no longer be amortized but will be tested for impairment using a fair value approach.  SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a “reporting unit,” generally one level lower than our reportable segments.  SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units within six months of adoption.  The first step is to compare the fair value with the book value of a reporting unit.  If the fair value of a reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any.  We will recognize any impairment loss from the initial adoption of SFAS No. 142 as a change in accounting principle.  After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

As of the date of adoption, the Company had unamortized goodwill in the amount of $47.6 million, which will be subject to the transition provisions of Statements 141 and 142.  Amortization expense related to goodwill was $2.2 million, $1.6 million and $529,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

2.    ACQUISITIONS

On January 29, 1999, the Company acquired Harris Webb & Garrison, Inc. (“HWG”), PMT, and Spires Financial, L.P. (“Spires”).  The former owners of HWG, PMT, and Spires received 3,562,500 shares of the Company’s common stock, which represented 49.98% of the Company’s outstanding common stock. The acquisitions were accounted for as purchases and, accordingly, the financial information of HWG and PMT is included in the Company’s consolidated financial statements from the date of acquisition.  The purchase price of approximately $31 million exceeded the fair value of identifiable net assets acquired by approximately $23 million, which has been recorded as goodwill and subject to SFAS No. 142, which will be implemented in January 2002, is being amortized on a straight-line basis over 25 years.  During the second quarter of 2000 the Company charged off approximately $8.3 million of goodwill related to the discontinuance of the operations of Spires.  The operations of Spires for all periods since its January 1999 acquisition date have been reclassified as discontinued.

On January 31, 2000, HWG merged with Sanders Morris Mundy Inc. (“Sanders Morris Mundy”).  Sanders Morris Mundy survived the merger, became a wholly owned subsidiary of the Company and was renamed SMH.  The former owners of Sanders Morris Mundy received 7,125,220 shares of the Company’s common stock in the merger, which represented approximately 50% of the Company’s outstanding common stock.  The merger was accounted for as a purchase and, accordingly, the financial information of Sanders Morris Mundy has been included in the Company’s consolidated financial statements from February 1, 2000.  The purchase price of approximately $37 million exceeded the fair value of identifiable net assets acquired by approximately $21 million, which has been recorded as goodwill and subject to SFAS No. 142, which will be implemented in January 2002, is being amortized on a straight-line basis over 25 years.

On June 30, 2000, SMH acquired Blackford Securities Corporation (“Blackford”).  The former owners of Blackford received 1,000,000 shares of the Company’s common stock and $5.5 million in cash.  The acquisition was accounted for as a purchase and, accordingly, the financial information of Blackford has been included in the Company’s consolidated financial statements from June 30, 2000.  The purchase price of approximately $9.4 million exceeded the fair value of identifiable net assets acquired by approximately $7.2 million, which has been recorded as goodwill and subject to SFAS No. 142, which will be implemented in January 2002, is being amortized on a straight-line basis over 20 years.

On October 2, 2000 the Company acquired the Cummer/Moyers Companies (“Cummer/Moyers”).  The former owners of Cummer/Moyers received a total of 850,000 of the Company’s common shares in October 2000 and an additional 150,000 common shares in May 2001 for exceeding specified performance levels.  The acquisition was accounted for as a purchase and, accordingly, the financial information of Cummer/Moyers has been included in the Company’s consolidated financial statements from October 2, 2000.  The purchase price of approximately $5.9 million exceeded the fair value of identifiable net assets acquired by approximately $5.9 million, which has been recorded as goodwill and subject to SFAS No. 142, which will be implemented in January 2002, is being amortized on a straight-line basis over 20 years.  In conjunction with the acquisition, Cummer/Moyers Securities Inc. (“CMS”), the broker-dealer division of Cummer/Moyers, was merged into SMH, and Cummer/Moyers Capital Advisors, the asset manager division of Cummer/Moyers which was subsequently renamed SMH Capital Advisors, became a subsidiary of  SMHG.

On April 5, 2001, the Company acquired Kissinger, a Baltimore, Maryland based financial planning firm.  The former owner of Kissinger received a total of 600,000 of the Company’s common shares.  The acquisition was accounted for as a purchase and, accordingly the financial information of Kissinger has been included in the Company’s consolidated financial statements from April 5, 2001.  The purchase price of approximately $3.4 million exceeded the fair value of identifiable net assets acquired by approximately $3.3 million, which has been recorded as goodwill and subject to SFAS No. 142, which will be implemented in January 2002, is being amortized on a straight-line basis over 20 years.

The following summarized unaudited pro forma financial information assumes the above transactions, excluding

Spires, occurred on January 1, 2000.

	2001	2000
	(in thousands except per share)
Revenues	$55,157	$58,202
Income from continuing operations	917	3,826
Basic and diluted earnings per share from continuing operations	$0.06	$0.23

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

3.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table sets forth pertinent information regarding the allowance for doubtful accounts at December 31, 2001 and 2000:

(in thousands)
Balance at January 1, 2000	$—
Additions charged to cost and expenses	300
Balance of estimated uncollectible receivables existing at SMM at the merger date	600
Charge off of receivables	(285)
Balance at December 31, 2000	615
Additions charged to cost and expenses	580
Charge off of receivables	(910)
Balance at December 31, 2001	$285

4.    SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2001 and 2000 were as follows:

	2001		2000
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)		(in thousands)
Marketable:
U.S. government and agency obligations	$—	$—	$401	$—
Corporate stocks	804	122	1,699	591
	804	122	2,100	591
Not readily marketable:
Partnerships	7,586	—	2,565	—
Corporate stocks and warrants	3,763	—	5,010	—
	$12,153	$122	$9,675	$591

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

Securities not readily marketable consist of investments in limited partnerships, equities, options and warrants.  The investments in limited partnerships, which consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund, L.P., and Tactical Opportunities High Yield Fund, L.P., are accounted for using the equity method, which approximates fair value.

A summary of the results of operations and net assets of the limited partnerships is as follows for the years ended December 31, 2001 and 2000:

	2001	2000
	(in thousands)	(in thousands)
Net investment income (loss)	$(572)	$1,622
Unrealized gain (loss) on investments	11,395	(9,088)
Realized gain on investments	14,907	1,279
Increase (decrease) in partners’ capital resulting from operations	25,730	(9,349)
Total assets	118,080	77,943
Total liabilities	2,206	4,867
Partners’ capital	115,874	73,076

5.    SECURITIES AVAILABLE FOR SALE

Securities available for sale at December 31, 2001 and 2000 were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
	(in thousands)
2001:
U.S. Government and agency obligations	$301	$1	$(4)	$298
Corporate bonds	100	—	—	100
Marketable equity securities	1,381	29	(117)	1,293
Total	$1,782	$30	$(121)	$1,691
2000:
U.S. Government and agency obligations	$1,182	$16	$(3)	$1,195
Corporate bonds	100	—	(5)	95
Marketable equity securities	3,546	149	(842)	2,853
Total	$4,828	$165	$(850)	$4,143

The contractual maturities of debt securities available for sale at December 31, 2001 were as follows:

Due after 1 year through 5 years	$298
Due after 5 years through 10 years	100
$398

Gross gains on sales of securities available for sale were approximately $134,000 and $717,000 for the years ended December 31, 2001 and 2000, respectively.  Gross losses on sales of securities available for sale were approximately $1,386,000 and $22,000 for the years ended December 31, 2001 and 2000, respectively.  Such gains and losses are included in revenue under the caption principal transactions.

6.    RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to broker-dealers and clearing organizations at December 31, 2001 and 2000 were as follows:

	Receivable	Payable
	(in thousands)	(in thousands)
2001:
Payable to clearing broker-dealers	$—	$63
Receivable from clearing organizations	540	—
	$540	$63
2000:
Payable to clearing broker-dealers	$—	$35
Receivable from clearing organizations	1,100	—
Fees and commissions receivable	543	—
	$1,643	$35

7.    DEPOSITS WITH CLEARING BROKERS AND DEALERS

Under its clearing agreements, SMH is required to maintain a certain level of cash or securities on deposit with clearing brokers and dealers.  Should the clearing brokers and dealers suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing brokers and dealers.  The Company has $250,000 on deposit as of December 31, 2001 and 2000, with clearing brokers and dealers to meet this requirement.

8.    FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 2001 and 2000 was as follows:

	Estimated useful life in years	December 31,
		2001	2000
		(in thousands)
Equipment	5	$2,491	$2,155
Furniture and fixtures	7	1,113	946
Leasehold improvements	5	1,261	1,175
Accumulated depreciation and amortization		(2,941)	(1,917)
Furniture and equipment, net		$1,924	$2,359

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2001 and 2000 were as follows:

	December 31,
	2001	2000
	(in thousands)
Accounts payable	$1,144	$1,306
Compensation	6,947	5,190
Other	447	304
Total accounts payable and accrued liabilities	$8,538	$6,800

Substantially all employees are eligible to participate in the Sanders Morris Harris Group Inc. 401(k) defined contribution plan.  There were no contributions to this plan in 2001, 2000, and 1999.

10.    INCOME TAXES

The components of the comprehensive income tax provision (benefit) for the years ended December 31, 2001, 2000, and 1999 were as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Continuing operations:
Current	$1,064	$2,062	$38
Deferred	892	212	2,509
Total continuing operations	1,956	2,274	2,547
Discontinued operations	(95)	(1,403)	(139)
Income tax provision	1,861	871	2,408
Other comprehensive income (loss)	199	(221)	(9)
Comprehensive income tax provision	$2,060	$650	$2,399

The difference between the effective tax rate reflected in the income tax provision for continuing operations, including minority interests, and the statutory federal rate is analyzed as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Tax computed using the statutory rate	$1,028	$1,491	$(400)
Nondeductible amortization of goodwill	804	580	180
State income taxes	91	132	35
Change in valuation allowance	—	—	2,806
Other	33	71	(74)
Total	$1,956	$2,274	$2,547

The effective tax rates for continuing operations for the years ended December 31, 2001, 2000, and 1999 were 64.7%, 51.9%, <216.2%>, respectively. The effective tax rate for discontinued operations was approximately 37.0%, 10.7%,  and 12.5% for the years ended December 31, 2001, 2000, and 1999, respectively.

As a result of the changes in ownership due to the Sanders Morris Mundy merger in January 2000, the Company’s ability to utilize its net operating loss carry forward and realize its deferred tax assets at December 31, 2000 was limited.  The Company believed that the deferred tax assets did not meet the more likely than not criteria for recognition and, accordingly, a valuation allowance of $2,806,000 was recorded as of December 31, 1999.  In connection with the sale of ERRI in July 2000, the deferred tax assets and related valuation allowance were eliminated.

There was no valuation allowance for deferred tax assets as of December 31, 2001 or 2000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2001 and 2000.

The components of the deferred income tax assets and liabilities were as follows:

	2001	2000
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$44	$39
Accumulated depreciation	147	7
Accrued liabilities	156	1,312
Allowance for doubtful accounts	105	228
Partnership income	324	1,143
Deferred compensation	1,106	699
Unrealized loss on securities available for sale	33	233
Capital loss carryforward	89	—
Change in tax method of subsidiary acquired	35	—
Other	17	20
Total deferred tax assets	2,056	3,681
Deferred income tax liabilities:
Change in tax method	(14)	(29)
Unrealized gains on securities	(1,214)	(1,771)
Other	—	(96)
Total deferred tax liabilities	(1,228)	(1,896)
Net deferred tax asset	$828	$1,785

11.    DISCONTINUED OPERATIONS

Energy Recovery Resources, Inc.

The Board of Directors adopted a plan to discontinue the operations of Energy Recovery Resources, Inc. (“ERRI”) effective December 31, 1998.  The assets and liabilities of ERRI were sold on July 13, 2000.  The purchaser retained approximately $566,000 of the sale proceeds to pay for potential post-closing balance sheet adjustments related to minimum working capital, net asset value thresholds established in the sale agreement, and certain environmental claims.  In January 2001, the threshold shortage was determined to be $361,000 which amount was applied against the retained balance.  The purchaser remitted the remaining balance of $205,000 to the Company in July 2001.

Engineered Systems, Inc.

Engineered Systems, Inc.’s (“ESI”) operations were discontinued as of December 31, 1995. The assets of ESI were disposed of on December 23, 1997.  The purchaser agreed to complete customer contracts in process at the time of the sale. However, the Company remained liable for costs incurred by the purchaser in excess of amounts recoverable from customers.  A final payment of approximately $250,000 was made during 2001 to reimburse the purchaser for completion costs.  During 2001, the Company determined that the provision for anticipated costs was overstated by approximately $40,000, which was recorded as a gain on disposition during 2001.

Spires Financial, L.P.

Spires’ operations were discontinued in June 2000 due to departures of certain key employees and changes in the mortgage-backed securities market resulting in part from interest rate increases.  Spires incurred net losses of $10.8 million for the year ended December 31, 2000, including goodwill impairment of $8.3 million and $2.5 million, net of tax, for operating losses, abandoned leases, and other expenses.  The Company retained cash, receivables from broker-dealers, deposits with clearing brokers, and securities owned, but the other assets and liabilities of Spires, including proprietary software, databases, and property, were held for sale at December 31, 2000 and sold to a company associated with a former officer and director of the Company in January 2001.  An additional provision of $161,000, net of tax, was recorded during 2001 to reflect the uncollectible balance of retained receivables.

A summary of selected financial information of discontinued operations for each of the three years in the period ended December 31, 2001 were as follows:

	2001	2000	1999
	(in thousands)
Revenues:
ERRI	$—	$2,138	$3,637
Spires	—	3,150	10,543
Expenses:
ERRI	—	2,318	4,064
Spires	—	4,295	8,704
Net income (loss), net of tax:
ERRI	—	(180)	(933)
Spires	—	(1,145)	1,839
Income (loss) from discontinued operations, net of tax
ERRI	—	—	(933)
Spires	—	(10,834)	829
Gain (loss) on disposition, net of tax:
ERRI	—	(600)	—
ESI	40	(300)	(865)
Spires	(161)	—	—

12.    EMPLOYEE BENEFIT PLANS

Under its 1998 Incentive Plan, the Board of Directors has reserved 15% of the issued and outstanding Common Stock of the Company, or 1,100,000 shares of Common Stock, whichever is greater for the purpose of issuing incentive awards under the Incentive Plan.  The Company had 724,400, 1,304,259 and 517,950 shares of Common Stock available for grant under the Incentive Plan at December 31, 2001, 2000, and 1999, respectively.

A.  Stock Options

The Incentive Plan provides for the issuance to eligible employees of, among other things, incentive and non-qualified stock options, which may expire as much as 10 years from the date of grant.  The outstanding options vest over varying periods and have an exercise price equal to the closing price of the Company’s stock on the date of the grant.

The following table sets forth pertinent information regarding stock option transactions for each of the three years in the period ended December 31, 2001:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at December 31, 1998	170,625	$11.04
Granted	532,050	4.63	$2.85
Cancelled/Forfeited	(120,625)	11.46
Outstanding at December 31, 1999	582,050	5.09
Granted	654,649	4.60	$3.93
Cancelled/Forfeited	(226,200)	4.59
Outstanding at December 31, 2000	1,010,499	4.89
Granted	444,230	5.11	$4.45
Cancelled/Forfeited	(113,255)	4.68
Outstanding at December 31, 2001	1,341,474	$4.97

The following tables summarize information related to stock options outstanding and exercisable at December 31, 2001:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/01	Wgtd. Avg. Remaining Contr. Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/01	Wgtd. Avg. Exercise Price

$ 4.44 – $5.38	1,291,474	8.3	$4.78	764,862	$4.74
$ 10.00	50,000	2.0	10.00	50,000	10.00
$ 4.44 – $10.00	1,341,474	8.1	$4.97	814,862	$5.07

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%; risk-free interest rate ranging from 1.69% to 4.34%; the expected life of options is seven to 10 years; and volatility ranging from 88.2% to 108.7% for the grants. Had the compensation cost for the Company’s stock-based compensation plan been determined based on fair value of the options, results of operations would approximate the pro forma amounts below:

	Year Ended December 31,
	2001	2000	1999
	(in thousands except per share)
Income (loss) from continuing operations-as reported	$1,066	$2,111	$(3,725)
Income (loss) from continuing operations-pro forma	$135	$1,347	$(4,048)
Continuing operations income (loss) per share-as reported	$0.07	$0.15	$(0.55)
Continuing operations income (loss) per share-pro forma	$0.01	$0.10	$(0.59)

B.  Restricted and Capital Incentive Plan (“CIP”)

Effective January 1, 2001, the Company adopted the CIP under its Incentive Plan in which eligible employees may purchase shares of the Company’s restricted common stock at a price equal to 66.6% of the 20-day average of the closing sales prices for a share of the Company’s common stock, ending on the day prior to the date the shares are issued.  The CIP was amended effective November 1, 2001 to include eligible consultants as potential participants under the program.

All shares issued are valued at the closing price on the date the shares are issued.  Consideration paid by the employees is recorded as compensation expense on the date the shares are issued.  The difference between the value of the shares issued and the consideration paid is recorded as unearned compensation and is shown as a separate component of shareholders' equity.  Additionally, shares are issued under the CIP in exchange for notes receivable, which are also shown as a separate component of shareholders' equity.  Unearned compensation and the notes receivable are amortized to compensation expense over the three-year vesting periods.  During 2001, the value of shares issued under the CIP aggregated $3,706,000, unearned compensation aggregated $1,204,000, and notes receivable aggregated $572,000.  Additionally, amortization of unearned compensation and notes receivable during 2001 were $107,000 and $79,000, respectively.

13.    PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.10 per share. Shares of Preferred Stock may be issued from time to time by the Board of Directors, without action by the shareholders, in one or more series with such designations, preferences and special rights and qualifications, limitations, and restrictions as may be designated by the Board of Directors prior to the issuance of such series.  No shares of Preferred Stock have been issued as of December 31, 2001.

14.    TREASURY STOCK

The Company repurchases its common stock from time to time primarily to offset the dilutive effect of its employee benefit plan.  Such repurchases are accounted for using the cost method.  The Company reacquired 396,022 and 802,124 shares of its common stock, for an aggregate purchase price of $1.8 million and $3.2 million during the years ended December 31, 2001 and 2000, respectively.  During 2001, the Company issued 600,000 treasury shares at an aggregate cost of $2.4 million for the acquisition of Kissinger and 1,108 treasury shares at an aggregate cost of $5,000 for a stock grant to an employee.

15.    EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per-share computations for the periods indicated were as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands, except share and per share)
Computation of basic earnings (loss) per common share:
Net income (loss)	$945	$(9,623)	$(4,694)
Weighted average number of common shares outstanding	15,828,654	13,951,787	6,828,378
Common shares issuable under stock option plan	—	—	—
Less shares assumed repurchased with proceeds	—	—	—
Weighted average common shares outstanding	15,828,654	13,951,787	6,828,378
Basic earnings (loss) per common share	$0.06	$(0.69)	$(0.69)

Computation of diluted earnings (loss) per common share:
Net income (loss)	$945	$(9,623)	$(4,694)
Weighted average number of common shares outstanding	15,828,654	13,951,787	6,828,378
Common shares issuable under stock option plan	921,179	—	—
Less shares assumed repurchased with proceeds	(790,955)	—	—
Weighted average common shares outstanding	15,958,879	13,951,787	6,828,378
Diluted earnings (loss) per common share	$0.06	$(0.69)	$(0.69)

Stock options outstanding of 420,294, 990,499, and 582,050 at December 31, 2001, 2000 and 1999, respectively,

have not been included in diluted earnings (loss) per common share because to do so would have been antidilutive for the periods presented.

16.    COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into underwriting commitments.  There were no firm underwriting commitments open at December 31, 2001.

Total rental expense for operating leases for the years ended December 31, 2001, 2000, and 1999 was approximately  $2,100,623; $1,701,750; and $1,303,000, respectively.  The Company and its subsidiaries have obligations under operating leases that expire by 2007 with initial noncancelable terms in excess of one year.  Aggregate annual rentals for office space and computer and office equipment are as follows:

(in thousands)
2002	$2,089
2003	2,284
2004	1,774
2005	1,499
2006	1,322
Thereafter	967
$9,935

The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations.  The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on consolidated financial condition, results of operations or cash flows.

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

17.    CONCENTRATIONS OF CREDIT RISK

Financial investments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, securities available for sale, securities owned, and all receivables, including those from discontinued operations.  Risks and uncertainties associated with financial investments include credit exposure, interest rate volatility, regulatory changes, and changes in market values of equity securities.  Future changes in market trends and conditions may occur that could cause actual results to differ materially from the estimates used in preparing the accompanying financial statements.

The Company and its subsidiaries are engaged in various trading and brokerage activities with counterparties that primarily include broker-dealers, banks and other financial institutions.  If counterparties do not fulfill their obligations, the Company may be exposed to risk.  The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument.  It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

18.    NET CAPITAL REQUIREMENTS OF SUBSIDIARIES

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2001, SMH had net capital of $15,319,000, which was $14,606,000 in excess of its required net capital of $713,000.  PMT is required by the Texas Department of Banking to maintain minimum capital of $1,500,000.  At December 31, 2001, PMT had net capital of $4,623,000.

19.    BUSINESS SEGMENT INFORMATION

The Company’s continuing businesses operate in two reportable business segments.  The Company’s investment banking and brokerage segment includes the operations of SMH and its predecessor, HWG.  SMH is an investment banking and brokerage services firm whose activities primarily include securities underwriting and retail brokerage services.  The Company’s investment management segment includes the operations of PMT, SMH Capital Advisors and Kissinger.  PMT is a state chartered trust company providing a variety of trust services including investment management, estate settlement, and retirement planning.  SMH Capital Advisors provides investment management services to individuals.  The Spires segment was discontinued during the second quarter of 2000.  The following summarizes certain financial information of each reportable segment:

	Investment Banking and Brokerage	Investment Management

	(in thousands)
For the year ended December 31, 2001:

Revenues	$51,599	$3,298
Income (loss) before equity in income (loss) of limited partnerships, income taxes and minority interests	4,525	(569)
Equity in income of limited partnerships	3,740	—
Total assets	67,408	5,997

For the year ended December 31, 2000:

Revenues	$39,132	$3,474
Income before equity in loss of limited partnerships, income taxes and minority interests	6,970	1,185
Equity in loss of limited partnerships	(1,748)	—
Total assets	63,112	5,773

For the year ended December 31, 1999:

Revenues	$5,346	$2,371
Income before equity in loss of limited partnerships, income taxes and minority interests	85	884
Total assets	3,692	5,033

The following tables reconcile the reportable segments to the consolidated revenues, income from continuing operations before equity in income (loss) of limited partnerships, income taxes and minority interests, and assets reported in the consolidated statement of operations and balance sheet:

Revenues:

	2001	2000	1999
	(in thousands)
Investment Banking and Brokerage	$51,599	$39,132	$5,346
Investment Management	3,298	3,474	2,371
Corporate	(246)	1,260	713
Consolidated revenues	$54,651	$43,866	$8,430

Income (loss) before equity in income (loss) of limited partnerships, income taxes and minority interests:

	2001	2000	1999
	(in thousands)
Investment Banking and Brokerage	$4,525	$6,970	$85
Investment Management	(569)	1,185	884
	3,956	8,155	969
Amortization of intangible assets	(2,172)	(1,567)	(529)
Corporate revenues and expenses, net	(2,690)	(805)	(1,618)
Income (loss) from continuing operations before equity in income (loss) of limited partnerships, income taxes taxes and minority interests	$(906)	$5,783	$(1,178)

Assets:

	2001	2000
	(in thousands)
Investment Banking and Brokerage	$67,408	$63,112
Investment Management	5,997	5,773
Corporate and other	31,904	30,329
Consolidated assets	$105,309	$99,214

20.    SUPPLEMENTAL CASH FLOW INFORMATION

	2001	2000	1999
	(in thousands)
Cash paid for interest	$7	$—	$1,369
Cash paid for income taxes	1,173	1,505	184
Cash received from income tax refunds	41	—	2
Non-cash investing and financing activities:
Acquisitions:
Cash	30	13,577	4,359
Securities owned	—	7,605	5,254
Other assets	456	6,389	6,622
Goodwill	4,175	35,469	22,725
Accounts payable and accrued liabilities	(409)	(7,688)	(1,217)
Other liabilities	—	(3,973)	(6,774)
Issuance of common and treasury stock	(4,208)	(45,031)	(29,640)
Cash paid for acquisitions	(43)	(5,840)	(840)

21.    RELATED PARTIES

PMT obtained legal services from a PMT Board member.  Included in general and administrative expenses are legal fees of  $7,000, and $5,000 paid to the PMT Board member during 2001 and 2000, respectively.

SMH earned insurance commissions of $528,000 and $117,000 during 2001 and 2000 respectively, from HWG Insurance Agency, Inc.  The sole shareholder of HWG Insurance Agency is an employee of SMH.

The Company, through its wholly owned venture capital investment company subsidiary, SMHG Capital Inc., owns an investment in BioCyte Therapeutics, Inc. (“BioCyte”) which is accounted for at fair value.  The Company’s president and chief executive officer has an investment in BioCyte and serves on its board of directors.  Another employee of the Company has an investment in BioCyte, serves as the president of BioCyte, and also serves on its board of directors.  Certain other of the Company’s employees also perform services on behalf of BioCyte.  The Company allocates employee compensation costs of certain of these employees to BioCyte accordingly.  Such allocations aggregated $245,000, $90,000, and $141,000 during 2001, 2000, and 1999, respectively.  The Company had outstanding receivables from BioCyte of $148,000 and $188,000 at December 31, 2001 and 2000, respectively, related primarily to unpaid employee compensation cost allocations.

The Company purchased diesel and boiler fuel and utilized freight services from a company owned by the President of ERRI totaling $297,000, and $365,000 in 2000, and 1999, respectively.

During 1999, HWG paid St. James Place Corp. (“St. James”), an affiliate providing furniture and equipment, lease payments of $5,000.  In connection with the acquisition by the Company, HWG purchased the furniture and equipment it previously leased from St. James for $285,000.

The Chairman of the Board of Directors is a member of the board of directors of an investment banking client.  Fee income of $66,000 and reimbursable expenses of $16,000 were recorded from this client during 1999.

The Company owns controlling interests in several limited liability companies that act as the general partners in several limited partnerships (“Partnerships”). The Partnerships pay management fees to the general partners. Certain officers of SMH serve on the boards of directors of certain investees. In addition, SMH has served, and may in the future serve, as the placement agent advisor, offering manager or underwriter for companies in which the Partnerships invest.

In conjunction with their employment, certain employees and groups of independent brokers of the Company were granted restricted common shares of SMHG under the Incentive Plan.  The value of the shares will be expensed by the Company over the three-year vesting period.  In the event that employment or affiliation with the company is terminated, all unvested shares will be forfeited.  During 2001, the value of SMHG common stock granted to employees aggregated $1.1 million.  The unamortized portions of the grants are reported as a reduction of shareholders’ equity and amount to $901,000 at December 31, 2001.

During 2001, the Company formed PTC – Houston Management, L.P. (the “Fund”) to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston.  A director of SMHG and his family are the owners of an entity that is 50% owner of the Fund.  The Company contributed a total of $86,000 of capital to the Fund during 2001.  Net operating losses recognized by the Company from the Fund totaled $58,000 during 2001.

22.    UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Three Months Ended
2001:	March 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001
	(in thousands, except share and per share amounts)
Total revenues	$15,353	$14,315	$11,701	$13,282

Income (loss) from continuing operations	902	479	(1,006)	691
Income (loss) from discontinued operations	—	—	—	(121)
Net income (loss)	$902	$479	$(1,006)	$570
Basic and diluted earnings (loss) per share:
From continuing operations	$0.06	$0.03	$(0.06)	$0.04
From discontinued operations	—	—	—	(0.01)
Net earnings (loss) per share	$0.06	$0.03	$(0.06)	$0.03
Weighted average common shares outstanding - diluted	15,389,709	16,104,537	16,042,002	16,134,810

	Three Months Ended
2000:	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
	(in thousands, except share and per share amounts)
Total revenues	$9,745	$10,040	$13,292	$10,789

Income (loss) from continuing operations	1,129	547	634	(199)
Income (loss) from discontinued operations	(53)	(10,521)	—	(1,160)
Net income (loss)	$1,076	$(9,974)	$634	$(1,359)
Basic and diluted earnings (loss) per share:
From continuing operations	$0.09	$0.04	$0.04	$(0.01)
From discontinued operations	—	(0.75)	—	(0.08)
Net earnings (loss) per share	$0.09	$(0.71)	$0.04	$(0.09)
Weighted average common shares outstanding - diluted	11,787,916	13,967,221	14,659,097	15,279,910

23.    SUBSEQUENT EVENTS

During January 2002, the former institutional equity professionals of Sutro and Co. (the Juda Group) joined the Company.   Tom Juda, who headed the Juda Group, was named to lead the institutional equity division of SMH.  The Company agreed to reimburse Sutro for office and equipment expenses related to the Juda Group.  SMH committed to pay Mr. Juda certain annual minimum levels of compensation for 2002 through 2005, provided Mr. Juda remains as an employee of SMH.  Additionally, under its Incentive Plan, the Company issued to Mr. Juda an aggregate of 357,909 shares of SMHG restricted common stock at a total purchase price that was effectively at a discount of 33 1/3% to the closing sales price of the stock on the Nasdaq National Market.  Approximately one-third of these shares vest 50% after one year and 25% after the second and third years.  The discount totaling $568,000 has been recorded as unearned compensation, and is being amortized to expense over the three year vesting period.

On March 14, 2002, the Company announced that its board of directors declared a cash dividend for the first quarter of 2002, in the amount of $0.025 per share of common stock.  The cash dividend will be payable on April 8, 2002 to holders of record of the issued and outstanding common stock as of the close of business on March 25, 2002.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.  Information on the change in accountant of the Company in Form 8-K filed October 4, 2001, is incorporated herein by reference.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

The information required in response to this Item 10 is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

The information required in response to this Item 11 is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required in response to this Item 12 is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions

The information required in response to this Item 13 is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.  Financial Statements

The following financial statements of the Company, Independent Auditors’ Report and Report of Independent Accountants are included under Part II Item 8 of this Form 10-K.

           2.  Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the consolidated financial statements.

           3.  Separate Financial Statements for Unconsolidated Subsidiaries and 50 Percent-or-Less Owned Persons

Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits contained elsewhere herein.

(b)                 Reports on Form 8-K

On October 4, 2001, the Company filed a current report on Form 8-K relating to a change in the Company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

SANDERS MORRIS HARRIS GROUP INC.

By: /s/ ROBERT E. GARRISON II
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March 2002.

Signature	Title

/s/ TITUS H. HARRIS, JR.	Chairman of the Board
Titus H. Harris, Jr.

/s/ ROBERT E. GARRISON II	President, Chief Executive Officer, and Director
Robert E. Garrison II	(Principal Executive Officer)

/s/ DON A. SANDERS	Vice Chairman and Director
Don A. Sanders

/s/ PETER W. BADGER	Director
Peter W. Badger

/s/ GEORGE L. BALL	Director
George L. Ball

/s/ DONALD R. CAMPBELL	Director
Donald R. Campbell

/s/ BEN T. MORRIS	Director
Ben T. Morris

/s/ JOHN H. STYLES	Director
John H. Styles

/s/ W. BLAIR WALTRIP	Director
W. Blair Waltrip

/s/ RICHARD C. WEBB	Director
Richard C. Webb

/s/ RICK BERRY	Chief Financial Officer
Rick Berry	(Principal Financial and Accounting Officer)

Independent Auditors’ Report

The Partners
Corporate Opportunities Fund (Institutional), L.P.:

We have audited the accompanying statement of assets, liabilities and partners’ capital of Corporate Opportunities Fund (Institutional), L.P. (the Partnership), including the schedule of investments, as of December 31, 2001, and the related statements of operations, changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Opportunities Fund (Institutional), L.P. as of December 31, 2001, and the results of its operations, changes in its partners’ capital, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP

Houston, Texas

February 22, 2002

Report of Independent Accountants

To the General Partner and Limited Partners of

Corporate Opportunities Fund (Institutional), L.P.:

In our opinion, the accompanying statement of assets, liabilities and partners’ capital, including the schedules of investments, and the related statements of operations, changes in partners’ capital and cash flows present fairly, in all material respects, the financial position of Corporate Opportunities Fund (Institutional), L.P. at December 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2001

CORPORATE OPPORTUNITIES FUND (INSTITUTIONAL), L.P.

Statements of Assets, Liabilities and Partners’ Capital

December 31, 2001 and 2000

Assets	2001	2000
Investments in securities, at market or estimated fair value (cost $16,920,098 and $10,295,286, respectively)	$26,554,509	13,002,276
Cash and cash equivalents	6,144,368	8,085,300
Interest income receivable	199,155	72,159
Partners’ capital commitments receivable	—	400,000
Total assets	$32,898,032	21,559,735
Liabilities and Partners’ Capital
Liabilities - accrued expenses	$20,798	8,930
Partners’ capital:
General partner	2,667,226	38,793
Limited partners	30,210,008	21,512,012
Total partners’ capital	32,877,234	21,550,805
Total liabilities and partners’ capital	$32,898,032	21,559,735

See accompanying notes to financial statements.

CORPORATE OPPORTUNITIES FUND (INSTITUTIONAL), L.P.

Statements of Operations

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Investment income:

Dividends	$149,698	383,620	195,604

Interest	273,993	92,769	—

Total investment income	423,691	476,389	195,604

Expenses:

Management fees	771,898	791,568	786,875

Professional fees	31,166	13,940	8,138

Other	877	—	2,330

Total expenses	803,941	805,508	797,343

Net investment loss	(380,250)	(329,119)	(601,739

)

Net realized and unrealized gain from investments:

Net realized gain	12,573,525	—	—

Net unrealized gain	6,927,421	1,763,135	943,854

Net realized and unrealized gain from investments	19,500,946	1,763,135	943,854

Net increase in partners’ capital resulting from operations	$19,120,696	1,434,016	342,115

See accompanying notes to financial statements.

CORPORATE OPPORTUNITIES FUND (INSTITUTIONAL), L.P.

Statements of Changes in Partners’ Capital

Years ended December 31, 2001, 2000, and 1999

	General Partner	Limited Partners
			Total
Balance at December 31, 1998	$2,427	3,642,247	3,644,674
Distributions	—	(10,000)	(10,000)
Contributions	5,000	8,165,000	8,170,000
Contributions receivable, subsequently collected	—	20,000	20,000
Net increase in partners’ capital resulting from operations	187	341,928	342,115
Balance at December 31, 1999	7,614	12,159,175	12,166,789
Contributions	5,000	7,545,000	7,550,000
Contributions receivable, subsequently collected	—	400,000	400,000
Net increase in partners’ capital resulting from operations	26,179	1,407,837	1,434,016
Balance at December 31, 2000	38,793	21,512,012	21,550,805
Contributions	5,000	7,745,000	7,750,000
Distributions	(899,823)	(14,644,444)	(15,544,267)
Net increase in partners’ capital resulting from operations:
Net investment loss	(70,066)	(310,184)	(380,250)
Net realized gain	2,316,848	10,256,677	12,573,525
Net unrealized gain	1,276,474	5,650,947	6,927,421
Net increase in partners’ capital resulting from operations	3,523,256	15,597,440	19,120,696
Balance at December 31, 2001	$2,667,226	30,210,008	32,877,234

See accompanying notes to financial statements.

CORPORATE OPPORTUNITIES FUND (INSTITUTIONAL), L.P.

Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net increase in partners’ capital resulting from operations	$19,120,696	1,434,016	342,115
Adjustments to reconcile net increase in partners’ capital resulting from operations to net cash used in operating activities:
Net realized and unrealized gain from investments	(19,500,946)	(1,763,135)	(943,854)
Increase in interest income receivable	(126,996)	(72,159)	—
Increase (decrease) in accrued expenses	11,868	(5,570)	(108,117)
Net cash used in operating activities	(495,378)	(406,848)	(709,856)
Cash flows from investing activities:
Purchase of investments	(9,314,477)	(6,200,285)	(4,095,002)
Proceeds from sale of investments	15,263,190	—	—
Net cash provided by (used in) investing activities	5,948,713	(6,200,285)	(4,095,002)
Cash flows from financing activities:
Contributions from partners	8,150,000	7,570,000	8,170,000
Distributions to partners	(15,544,267)	—	(10,000)
Net cash (used in) provided by financing activities	(7,394,267)	7,570,000	8,160,000
Net (decrease) increase in cash and cash equivalents	(1,940,932)	962,867	3,355,142
Cash and cash equivalents at beginning of year	8,085,300	7,122,433	3,767,291
Cash and cash equivalents at end of year	$6,144,368	8,085,300	7,122,433
Supplemental cash flow disclosures:
Noncash financing activities - partners’ capital commitments receivable	$—	400,000	20,000

See accompanying notes to financial statements.

CORPORATE OPPORTUNITIES FUND (INSTITUTIONAL), L.P.

Schedule of Investments

December 31, 2001

		Market or estimated fair value	Percent of total partners’ capital

Description
Shares	Common stocks
	Pharmaceuticals:
1,687,000	Pharma Marketing Ltd.	$1,687,000	5.1%
212,356	Amarin Corporation plc (1) (2) (3)	3,321,673	10.1%
509,400	Premier Research Worldwide (1) (2)	4,179,118	12.7%
		9,187,791	27.9%
	Retail trade:
34	SMH Pantry LLC (4)	843,500	2.6%
	Total common stocks (cost $6,219,118)	10,031,291	30.5%

	Preferred stock
	Pharmaceuticals:
25,305	Able Laboratories Inc. - Series Q	8,344,106	25.4%
1,180,500	Nomos Corporation	2,108,374	6.4%
1,687,000	Hydro Med Sciences	1,687,000	5.1%
	Total preferred stocks (cost $6,325,874)	12,139,480	36.9%

Number of options	Options

	Pharmaceuticals:
2,110	Premier Research Worldwide (1) (2)	8,633	0.00%
	Total warrants (cost $1)	8,633	0.00%

Par value	Corporate debt
	Pharmaceuticals:
$2,230,000	GP Strategies Convertible Notes (1)	2,230,000	6.8%
2,145,105	Avantium Convertible Notes	2,145,105	6.5%
	Total corporate debt (cost $4,375,105)	4,375,105	13.3%
	Total investments (cost $16,920,098)	$26,554,509	81.7%

(1)   Public trading market exists for this company.

(2)   The Chief Investment Officer of the Partnership serves on the Board of Directors of this company.

(3)   This is a foreign common stock of a company with primary operations in the United Kingdom.

(4)   This investment represents a member interest in a limited liability company formed for the purpose of owning common stock in an investee company.

Note: All investments are in entities with primary operations in the United States unless otherwise noted.

See accompanying notes to financial statements.

CORPORATE OPPORTUNITIES FUND (INSTITUTIONAL), L.P.

Schedule of Investments

December 31, 2000

		Market or estimated fair value	Percent of total partners’ capital

Description
Shares	Common stocks
	Pharmaceuticals:
1,687,000	Pharma Marketing Ltd.	$1,687,000	7.8%
728,711	Amarin Corporation plc (2) (3) (4)	2,805,537	13.0%
509,400	Premier Research Worldwide (2) (3)	2,718,923	12.6%
	Total common stocks (cost $6,924,684)	7,211,460	33.5%

	Preferred stock
	Pharmaceuticals:
	Chesapeake Biological Laboratories, Inc. -
11,406	Series A (1) (2)	3,445,568	16.0%
	Total preferred stocks (cost $1,140,600)	3,445,568	16.0%

	Warrants
	Pharmaceuticals:
38,020	Chesapeake Biological Laboratories, Inc. (1) (2)	115,248	0.5%
	Total warrants (cost $1)	115,248	0.5%

Number of options	Options

	Pharmaceuticals:
2,110	Premier Research Worldwide (2) (3)	—	—
	Total options (cost $1)	—	—

Par value	Corporate debt
	Pharmaceuticals:
$2,230,000	GP Strategies Convertible Notes (2)	2,230,000	10.3%
	Total corporate debt (cost $2,230,000)	2,230,000	10.3%
	Total investments (cost $10,295,286)	$13,002,276	60.3%

(1) Securities are subject to contractual restrictions on transfer through May 20, 2004.

(2) Public trading market exists for this company.

(3) The Chief Investment Officer of the Partnership serves on the Board of Directors of this company.

(4) This is a foreign common stock of a company with primary operations in the United Kingdom.

Note: All investments are in entities with primary operations in the United States unless otherwise noted.

See accompanying notes to financial statements.

CORPORATE OPPORTUNITIES FUND (INSTITUTIONAL), L.P.

Notes to Financial Statements

December 31, 2001, 2000 and 1999

(1)                     Organization

Corporate Opportunities Fund (Institutional), L.P. (the Partnership) is a limited partnership formed under the laws of the state of Delaware on September 3, 1998. The Partnership operates pursuant to a Partnership Agreement (the Agreement) dated November 25, 1998 which should be referred to for a complete description of the provisions of the Partnership. The general partner is SMM Corporate Management, L.L.C. (General Partner), a limited liability company owned by Sanders Morris Harris Inc. (SMH) and a managing director of SMH.

The Partnership is organized for the purpose of purchasing, selling and investing in securities, primarily in privately placed equity and equity-linked securities of small companies with significant prospects for capital growth. The Partnership invests primarily in companies operating in the United States. The Partnership may invest elsewhere if attractive opportunities are perceived to exist. The Partnership is a sister partnership of, and operates in tandem with, Corporate Opportunities Fund, L.P.

The Partnership commenced operations on November 26, 1998 and is scheduled to terminate on December 31, 2005 but may be extended to December 31, 2007 at the sole discretion of the General Partner. The term may be further extended to December 31, 2008 with the approval of those partners holding a majority interest. However, the Partnership may be terminated earlier on the occurrence of certain events as described in the Agreement.

(2)                     Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Partnership considers all money market investments to be cash equivalents. These money market investments are placed primarily in obligations backed by the U.S. government and its agencies, high-quality, short-term instruments, FDIC-insured banks or foreign banks with assets in excess of $25 billion. This limits the amount of credit exposure and the General Partner believes that no significant concentration of credit risk exists with respect to these investments. Cash and cash equivalents included $7,550,000 of cash on deposit in an SMH escrow account at December 31, 2000. Such amounts were transferred to a Partnership account in January 2001.

Investments

Partnership assets are valued quarterly by the General Partner and such valuations are approved by the Valuation Committee. Generally, investments in shares of public companies are valued at the closing market price on the balance sheet date if the Partnership’s shares are readily marketable with sufficient trading volume or up to a 30% discount if the shares are not readily marketable.  The discounts reflect liquidity risk and contractual or statutory restrictions on transfer. Preferred stock of a public company is carried at its liquidation preference.  Investments in private companies are valued at the purchase price until there exists a basis for revaluation.  Revaluation may result from a subsequent public offering or private placement, an event which has occurred indicating impairment, or other pertinent factors and events.

The Agreement states that investments in publicly traded companies should be valued using a ten-day average of the closing market prices for five days ending on and subsequent to year end (the “average-price approach”).  However, for purposes of valuing its publicly traded investments, the General Partner uses the closing market price on the balance sheet date, as discussed above.

Investments in nonmarketable securities, marketable securities with insufficient trading volumes and restricted securities have been valued by the General Partner in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments. Such differences could be material to the financial statements. At December 31, 2001 and 2000, the investment portfolio included investments totaling $26,554,509 (80.8% of total partners’ capital) and $13,002,276 (60.3% of total partners’ capital), respectively, whose values had been estimated by the General Partner in the absence of readily ascertainable market values.

Investment transactions are recorded on a trade date basis. Net realized and unrealized gains and losses on investments are included in the statements of operations.

Distributions

Based on the Agreement, the General Partner on behalf of the Partnership, will endeavor to cause the Partnership to make tax distributions to all partners within 90 days after the close of each fiscal year of the Partnership that, together with other distributions made during such fiscal year, equal to at least 35% of the partners’ respective anticipated allocations of taxable items. In addition, the General Partner in its sole discretion may, but is not obligated to, distribute other assets of the Partnership, whether in cash or in kind.

Income Taxes

The Partnership is not subject to federal, state or local income taxes because such taxes are the responsibility of the individual partners. Accordingly, no provision for income taxes has been made in the Partnership’s financial statements.

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

(3)                     Partners’ Capital Accounts

As a condition of admission to the Partnership, each partner is required to make a capital commitment, with 10% of the committed amount contributed upon admission. Total committed Partnership capital at December 31, 2001 was $39,750,000. The remainder of each partner’s committed capital is to be contributed in increments of at least 10% upon written request by the

General Partner over a period of four years ending November 26, 2002. At December 31, 2001, unfunded committed capital totaled $11,925,000 ($7,500 and $11,917,500 for the General Partner and limited partners, respectively).

Based on the Agreement, Partnership profits are allocated according to the following (capitalized terms are as defined in the Agreement):

(a)               First, to the General Partner until total allocation of profits equals total losses, if any, allocated to the General Partner according to (k)(2) below.

(b)              Second, to all partners in proportion of losses, if any, allocated according to (k)(1) below until such losses are recovered.

(c)               Third, to all partners in proportion to losses allocated according to (j) below until such losses are recovered.

(d)              Fourth, to all partners until the total of all allocations under this clause equals the Accrued Preferred Return of such partner plus the prior allocation of losses to such partner according to (i) below.

(e)               Fifth, 50% to the General Partner and 50% to all partners in proportion to their interests until the total allocations under this clause equals the total distributions to all partners according to section 409 (b)(vi) of the Agreement.

(f)                 Thereafter, 20% to the General Partner and 80% to all partners in proportion to their interests.

Based on the Agreement, Partnership losses are allocated according to the following:

(g)              First, 20% to the General Partner and 80% to all partners in proportion to their interests until the total allocation of losses equals total allocation of profits according to (f) above.

(h)              Second, 50% to the General Partner and 50% to all partners in proportion to their interests until the total allocation of losses under this clause equals the total allocation of profits to the partners according to (e) above.

(i)                  Third, to all partners until the total allocation of losses equals total allocation of profits according to (d) above.

(j)                  Thereafter, to all partners in proportion to their interests.

(k)               (1) No limited partner will be allocated losses beyond its share of the capital account balance. (2) If all limited partners have capital account deficits, excess losses will be allocated to the General Partner.

(4)                     Related Party Transactions

The General Partner has the sole authority to manage and control the business and affairs of the Partnership in accordance with the powers set forth in the Agreement. The Partnership pays management fees to the General Partner at an annual rate equal to 2% of the total committed capital during the investment period less the cost basis of investments which are sold and distributed to partners or which are written off and realized as a loss for tax purposes after the investment period, payable on the first day of each calendar quarter in advance for such quarter.

The Chief Investment Officer of the Partnership currently serves on the Boards of Directors of two of the companies in which the Partnership has investments and has received and may, in the future, receive compensation for such services.

(5)                     Concentration of Risk

The Partnership invests primarily in small companies. Small companies are inherently riskier than larger, more mature ones. Their size makes the risk of unprofitability or bankruptcy greater than more established and more substantial companies. Thus, adverse trends in the securities market for such companies generally could have a substantial negative effect on the Partnership which could not be offset by investments in larger companies. Within the small markets, the investment program of the Partnership requires a moderate amount of diversification. Thus, the Partnership may not invest more than 15% of total commitments in any one company or transaction without the consent of the Valuation Board, and in no event may an investment in any one company or transaction exceed 20% of total commitments. Nevertheless, the Partnership generally dedicates not less than 5% of total commitments to each investment (other than investments in publicly traded securities). These policies may subject the Partnership to greater volatility than would usually be present in a more diversified portfolio, inasmuch as poor performance with respect to any one investment by the Partnership may expose the Partnership to a greater degree of loss than would be the case with a more broadly diversified investment program.

Most of the total commitments are invested in unregistered and/or restricted securities. Because of the absence of any substantial trading market for these investments, and, as to unregistered securities, the imposition of restrictions on resale, the Partnership might take longer to liquidate these positions than would be the case for publicly traded securities. Although these securities may be resold in privately negotiated transactions, the prices on these sales could be less than those originally paid by the Partnership. Further, issuers whose securities are not publicly traded may not be subject to public disclosure and other investor protection requirements applicable to publicly-traded securities. Further, the issuers of such unregistered or restricted securities are companies which typically have small capitalizations and limited operating histories, companies operating at a loss or with significant variations in operating results from period to period, companies which may need substantial additional capital to support operations and growth and companies which may be highly leveraged. Such investments by their nature possess a high degree of business and financial risk that may result in substantial losses.

(6)                     Financial Highlights

Financial highlights for the year ended December 31, 2001 are summarized as follows:

Returns:
Total return before incentive allocation and advisory fee	106.83%
Incentive allocation	(17.48)%

Total return after incentive allocation	89.35%

Supplemental data:
Expenses as a percentage of average limited partners’ capital	3.26%
Incentive allocation	17.48%
Total expenses and incentive allocation	20.74%
Net investment loss as a percentage of average limited partners’ capital	(1.54)%

Total return is calculated as geometrically-linked monthly returns for each month in the twelve-month period ended December 31, 2001. Monthly returns are calculated as net increase (decrease) in limited partners’ capital resulting from operations for the month divided by opening limited partners’ capital (net assets) for the month. Opening limited partners’ capital (net assets) represents the balance of limited partners’ capital (net assets) at the beginning of the month, after taking into account contributions, allocations, and distributions.

Independent Auditors’ Report

The Partners
Corporate Opportunities Fund, L.P.:

We have audited the accompanying statement of assets, liabilities and partners’ capital of Corporate Opportunities Fund, L.P. (the Partnership) including the schedule of investments, as of December 31, 2001, and the related statements of operations, changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Opportunities Fund, L.P. as of December 31, 2001 and the results of its operations, changes in its partners’ capital, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

	/s/	KPMG LLP
KPMG LLP

February 22, 2002
Houston, Texas

Report of Independent Accountants

To the General Partner and Limited Partners of

Corporate Opportunities Fund, L.P.:

In our opinion, the accompanying statement of assets, liabilities and partners’ capital, including the schedules of investments, and the related statements of operations, changes in partners’ capital and cash flows present fairly, in all material respects, the financial position of Corporate Opportunities Fund, L.P. at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

	/s/	PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Houston, Texas
February 28, 2001

CORPORATE OPPORTUNITIES FUND, L.P.

Statements of Assets, Liabilities and Partners’ Capital

December 31, 2001 and 2000

	2001	2000
Assets
Investments in securities, at market or estimated fair value (cost $3,132,762 and $1,901,879, respectively)	$4,918,234	2,402,191
Cash and cash equivalents	1,167,620	1,569,196
Interest income receivable	36,616	13,248
Accounts receivable	0	1,367
Total assets	$6,122,470	3,986,002
Liabilities and Partners’ Capital
Liabilities – accrued expenses	$41,510	4,500
Partners’ capital:
General partner	508,981	15,333
Limited partners	5,571,979	3,966,169
Total partners’ capital	6,080,960	3,981,502
Total liabilities and partners’ capital	$6,122,470	3,986,002

See accompanying notes to financial statements.

CORPORATE OPPORTUNITIES FUND, L.P.

Statements of Operations

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Investment income:
Dividends	$33,132	17,102	36,489
Interest	50,611	72,117	—
Total investment income	83,743	89,219	36,489
Expenses:
Management fees	143,230	146,681	144,875
Professional fees	34,937	10,291	9,593
Other	1,098	—	510
Total expenses	179,265	156,972	154,978
Net investment loss	(95,522)	(67,753)	(118,489)
Net realized and unrealized gain from investments:
Net realized gain	2,327,149	—	—
Net unrealized gain	1,285,158	326,052	174,260
Net realized and unrealized gain from investments	3,612,307	326,052	174,260
Net increase in partners’ capital resulting from operations	$3,516,785	258,299	55,771

See accompanying notes to financial statements.

CORPORATE OPPORTUNITIES FUND, L.P.

Statements of Changes in Partners’ Capital

Years ended December 31, 2001, 2000 and 1999

	General Partner	Limited Partners	Total
Balance at December 31, 1998	$2,427	665,005	667,432
Contributions	5,000	1,520,000	1,525,000
Net increase in partners’ capital resulting from operations	202	55,569	55,771
Balance at December 31, 1999	7,629	2,240,574	2,248,203
Contributions	5,000	1,470,000	1,475,000
Net increase in partners’ capital resulting from operations	2,704	255,595	258,299
Balance at December 31, 2000	15,333	3,966,169	3,981,502
Contributions	5,000	1,460,000	1,465,000
Distributions	(166,894)	(2,715,433)	(2,882,327)
Net increase in partners’ capital resulting from operations:
Net investment loss	(17,805)	(77,717)	(95,522)
Net realized gain	433,789	1,893,360	2,327,149
Net unrealized gain	239,558	1,045,600	1,285,158
Net increase in partners’capital resulting from operations	655,542	2,861,243	3,516,785
Balance at December 31, 2001	$508,981	5,571,979	6,080,960

See accompanying notes to financial statements.

CORPORATE OPPORTUNITIES FUND, L.P.

Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net increase in partners’ capital resulting from operations	$3,516,785	258,299	55,771
Adjustments to reconcile net increase in partners’ capital resulting from operations to net cash used in operating activities:
Net realized and unrealized gain from investments	(3,612,307)	(326,052)	(174,260)
Increase (decrease) in accrued expenses	37,010	—	(18,253)
Increase in accounts and interest income receivables	(22,001)	(14,615)	—
Net cash used in operating activities	(80,513)	(82,368)	(136,742)
Cash flows from investing activities:
Purchase of investments	(1,729,020)	(1,145,877)	(753,502)
Proceeds from sale of investments	2,825,284	—	—
Net cash provided by (used in) investing activities	1,096,264	(1,145,877)	(753,502)
Cash flows from financing activities:
Contributions from partners	1,465,000	1,475,000	1,525,000
Distributions to partners	(2,882,327)	—	—
Net cash (used in) provided by financing activities	(1,417,327)	1,475,000	1,525,000
Net (decrease) increase in cash and cash equivalents	(401,576)	246,755	634,756
Cash and cash equivalents at beginning of year	1,569,196	1,322,441	687,685
Cash and cash equivalents at end of year	$1,167,620	1,569,196	1,322,441

See accompanying notes to financial statements.

CORPORATE OPPORTUNITIES FUND, L.P.

Schedule of Investments

December 31, 2001

Description		Market or estimated fair value	Percent of total partners’ capital
Shares	Common stocks
	Pharmaceuticals:
93,900	Premier Research Worldwide (1 (2)	$770,356	12.7%
313,000	Pharma Marketing Ltd.	313,000	5.1%
39,357	Amarin Corporation plc (1 (2 (3)	615,622	10.1%
		1,698,978	27.9%
	Retail trade:
626	SMH Pantry (4)	156,500	2.6%
	Total common stocks (cost $1,150,239)	1,855,478	30.5%

	Preferred stock
	Pharmaceuticals:
4,695	Able Laboratories Inc. — Series Q	1,548,136	25.5%
219,500	Nomos Corporation	392,027	6.5%
313,000	Hydro Med Sciences	313,000	5.1%
	Total preferred stocks (cost $1,174,527)	2,253,163	37.1%

Number of options	Options
390	Pharmaceuticals:
	Premier Research Worldwide (1) (2)	1,598	0.0%
	Total options (cost $1)	1,598	0.0%

Par value	Corporate debt
	Pharmaceuticals:
$410,000	GP Strategies Convertible Note (1)	410,000	6.8%
397,995	Avantium Convertible Note	397,995	6.5%
	Total corporate debt (cost $807,995)	807,995	13.3%
	Total investments (cost $3,132,762)	$4,918,234	80.9%

(1)  Public trading market exists for this company.

(2)  The Chief Investment Officer of the Partnership serves on the Board of Directors of the company.

(3)  This is a foreign common stock of a company with primary operations in the United Kingdom.

(4)  This investment represents a member interest in a limited liability company formed for the purpose of owning common stock in an investee company.

Note: All investments are in entities with primary operations in the United States unless otherwise noted.

See accompanying notes to financial statements.

CORPORATE OPPORTUNITIES FUND, L.P.

Schedule of Investments

December 31, 2001

Description		Market or estimated fair value	Percent of total partners’ capital
Shares	Common stocks
	Pharmaceuticals:
313,000	Pharma Marketing Ltd.	$313,000	7.9%
135,202	Amarin Corporation plc (2) (3) (4)	520,528	13.1%
93,900	Premier Research Worldwide (2) (3)	501,191	12.6%
	Total common stocks (cost $1,281,277)	1,334,719	33.5%

	Preferred stock
	Pharmaceuticals:
	Chesapeake Biological Laboratories, Inc. –
2,106	Series A (1 (2)	636,193	16.0%
	Total preferred stocks (cost $210,600)	636,193	16.0%

	Warrants
	Pharmaceuticals:
7,020	Chesapeake Biological Laboratories, Inc. (1 (2)	21,279	0.5%
	Total warrants (cost $1)	21,279	0.5%

Number of options	Options
	Pharmaceuticals:
390	Premier Research Worldwide (2 (3)	0	0.0%
	Total options (cost $1)	0	0.0%

Par value	Corporate debt
	Pharmaceuticals:
$410,000	GP Strategies Convertible Notes (2)	410,000	10.3%
	Total corporate debt (cost $410,000)	410,000	10.3%
	Total investments (cost $1,901,879)	$2,402,191	60.3%

(1) Securities are subject to contractual restrictions on transfer through May 20, 2004.

(2) Public trading market exists for this company.

(3) The Chief Investment Officer of the Partnership serves on the Board of Directors of this company.

(4) This is a foreign common stock of a company with primary operations in the United Kingdom.

Note: All investments are in entities with primary operations in the United States unless otherwise noted.

See accompanying notes to financial statements.

Corporate Opportunities Fund, L.P.

Notes to Financial Statements

December 31, 2001, 2000 and 1999

(1)                     Organization

Corporate Opportunities Fund, L.P. (the Partnership) is a limited partnership formed under the laws of the state of Delaware on September 3, 1998. The Partnership operates pursuant to a Partnership Agreement (the Agreement) dated November 25, 1998 which should be referred to for a complete description of the provisions of the Partnership. The general partner is SMM Corporate Management, L.L.C. (General Partner), a limited liability company owned by Sanders Morris Harris Inc. (SMH) and a managing director of SMH.

The Partnership is organized for the purpose of purchasing, selling and investing in securities, primarily in privately placed equity and equity-linked securities of small companies with prospects for capital growth. The Partnership invests primarily in companies operating in the United States. The Partnership may invest elsewhere if attractive opportunities are perceived to exist. The Partnership is a sister partnership of, and operates in tandem with, Corporate Opportunities Fund (Institutional), L.P.

The Partnership commenced operations on November 26, 1998 and is scheduled to terminate on December 31, 2005 but may be extended to December 31, 2007 at the sole discretion of the General Partner. The term may be further extended to December 31, 2008 with the approval of those partners holding a majority interest. However, the Partnership may be terminated earlier on the occurrence of certain events as described in the Agreement.

(2)                     Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Partnership considers all money market investments to be cash equivalents. These money market investments are placed primarily in obligations backed by the U.S. government and its agencies, high-quality, short-term instruments, FDIC-insured banks or foreign banks with assets in excess of $25 billion. This limits the amount of credit exposure and the General Partner believes that no significant concentration of credit risk exists with respect to these investments. Cash and cash equivalents included $1,475,000 of cash on deposit in an SMH escrow account at December 31, 2000. Such amounts were transferred to the Partnership account in January 2001.

Investments

Partnership assets are valued quarterly by the General Partner and such valuations are approved by the Valuation Committee. Generally, investments in shares of public companies are valued at the closing market price on the balance sheet date if the Partnership’s shares are readily marketable with sufficient trading volume or up to a 30% discount if the shares are not readily marketable. The discounts reflect liquidity risk and contractual or statutory restrictions on transfer. Preferred stock of a public company is carried at its liquidation preference. Investments in private companies are valued at the purchase price until there exists a basis for revaluation. Revaluation may result from a subsequent public offering or private placement, an event which has occurred indicating impairment or other pertinent factors and events.

The Agreement states that investments in publicly traded companies should be valued using a ten-day average of the closing market prices for five days ending on and subsequent to year end (the “average-price approach”). However, for purposes of valuing its publicly traded investments, the General Partner uses the closing market price on the balance sheet date, as discussed above.

Investments in restricted securities, marketable securities with insufficient trading volumes and nonmarketable securities have been valued by the General Partner in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments. Such differences could be material to the financial statements. At December 31, 2001 and 2000, the investment portfolio included investments totaling $4,918,234 (80.9% of total partners’ capital) and $2,402,191 (60.3% of total partners’ capital), respectively, whose values had been estimated by the General Partner in the absence of readily ascertainable market values.

Investment transactions are recorded on a trade date basis. Net realized and unrealized gains and losses on investments are included in the statements of operations.

Distributions

Based on the Agreement, the General Partner on behalf of the Partnership, will endeavor to cause the Partnership to make tax distributions to all partners within 90 days after the close of each fiscal year of the Partnership that, together with other distributions made during such fiscal year, equal to at least 35% of the partners’ respective anticipated allocations of taxable items. In addition, the General Partner in its sole discretion may, but is not obligated to, distribute other assets of the Partnership, whether in cash or in kind.

Income Taxes

The Partnership is not subject to federal, state or local income taxes because such taxes are the responsibility of the individual partners. Accordingly, no provision for income taxes has been made in the Partnership’s financial statements.

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

(3)                     Partners’ Capital Accounts

As a condition of admission to the Partnership, each partner is required to make a capital commitment, with 10% of the committed amount contributed upon admission. Total committed Partnership capital at December 31, 2001 was $7,375,000. The remainder of each partner’s committed capital is to be contributed in increments of at least 10% upon written request by the General Partner over a period of four years ending November 26, 2002. At December 31, 2001, unfunded committed capital totaled $2,212,500 ($7,500 and $2,205,000 for the General Partner and limited partners, respectively).

Based on the Agreement, Partnership profits are allocated according to the following (capitalized terms are as defined in the Agreement):

(a)               First, to the General Partner until total allocation of profits equals total losses, if any, allocated to the General Partner according to (k)(2) below.

(b)              Second, to all partners in proportion of losses, if any, allocated according to (k)(1) below until such losses are recovered.

(c)               Third, to all partners in proportion to losses allocated according to (j) below until such losses are recovered.

(d)              Fourth, to all partners until the total of all allocations under this clause equals the Accrued Preferred Return of such partner plus the prior allocation of losses to such partner according to (i) below.

(e)               Fifth, 50% to the General Partner and 50% to all partners in proportion to their interests until the total allocations under this clause equal the total distributions to all partners according to Section 409 (b)(vi) of the Agreement.

(f)                 Thereafter, 20% to the General Partner and 80% to all partners in proportion to their interests.

Based on the Agreement, Partnership losses are allocated according to the following:

(g)              First, 20% to the General Partner and 80% to all partners in proportion to their interests until the total allocation of losses equals total allocation of profits according to (f) above.

(h)              Second, 50% to the General Partner and 50% to all partners in proportion to their interests until the total allocation of losses under this clause equals the total allocation of profits to the partners according to (e) above.

(i)                   Third, to all partners until the total allocation of losses equals total allocation of profits according to (d) above.

(j)                   Thereafter, to all partners in proportion to their interests.

(k)                (1) No limited partner will be allocated losses beyond its share of the capital account balance. (2) If all limited partners have capital account deficits, excess losses will be allocated to the General Partner.

(4)                     Related Party Transactions

The General Partner has the sole authority to manage and control the business and affairs of the Partnership in accordance with the powers set forth in the Agreement. The Partnership pays management fees to the General Partner at an annual rate equal to 2% of the total committed capital during the investment period less the cost basis of investments which are sold and distributed to partners or which are written-off and realized as a loss for tax purposes after the investment period, payable on the first day of each calendar quarter in advance for such quarter.

The Chief Investment Officer of the Partnership currently serves on the Boards of Directors of two of the companies in which the Partnership has investments and has received, and may in the future receive, compensation for such services.

(5)                     Concentration of Risk

The Partnership invests primarily in small companies. Small companies are inherently riskier than larger, more mature ones. Their size makes the risk of unprofitability or bankruptcy greater than more established and more substantial companies. Thus, adverse trends in the securities market for such companies generally could have a substantial negative effect on the Partnership, which could not be offset by investments in larger companies. Within the small markets, the investment program of the Partnership requires a moderate amount of diversification. Thus, the Partnership may not invest more than 15% of total commitments in any one company or transaction without the consent of the Valuation Board, and in no event may an investment in any one company or transaction exceed 20% of total commitments. Nevertheless, the Partnership generally dedicates not less than 5% of total commitments to each investment (other than investments in publicly-traded securities). These policies may subject the Partnership to greater volatility than would usually be present in a more diversified portfolio, inasmuch as poor performance with respect to any one investment by the Partnership may expose the Partnership to a greater degree of loss than would be the case with a more broadly diversified investment program.

Most of the total commitments will be invested in unregistered and/or restricted securities. Because of the absence of any substantial trading market for these investments, and, as to unregistered securities, the imposition of restrictions on resale, the Partnership might take longer to liquidate these positions than would be the case for publicly-traded securities. Although these securities may be resold in privately-negotiated transactions, the prices on these sales could be less than those originally paid by the Partnership. Further, issuers whose securities are not publicly traded may not be subject to public disclosure and other investor protection requirements applicable to publicly-traded securities. Further, the issuers of such unregistered or restricted securities are companies which typically have small capitalizations and limited operating histories, companies operating at a loss or with significant variations in operating results from period to period, companies which may need substantial additional capital to support operations and growth and companies which may be highly leveraged. Such investments by their nature possess a high degree of business and financial risk that may result in substantial losses.

(6)                     Financial Highlights

Financial highlights for the year ended December 31, 2001 are summarized as follows:

Returns:
Total return before incentive allocation and advisory fee	107.11%
Incentive allocation	(17.80)%

Total return after incentive allocation	89.31%

Supplemental data:
Expenses as a percentage of average limited partners’ capital	4.03%
Incentive allocation	17.80%
Total expenses and incentive allocation	21.83%
Net investment loss as a percentage of average limited partners’ capital	(2.15)%

Total return is calculated as geometrically-linked monthly returns for each month in the twelve-month period ended December 31, 2001.  Monthly returns are calculated as net increase (decrease) in limited partners’ capital (net assets) resulting from operations for the month divided by opening limited partners’ capital (net assets) for the month.  Opening limited partners’ capital (net assets) represents the balance of limited partners’ capital (net assets) at the beginning of the month, after taking into account contributions, allocations, and distributions.

Index to Exhibits

Exhibit Number	Description
*3.1	Articles of Incorporation of the Company, as amended.
3.2	Amended and Restated Bylaws of the Company (Filed as an exhibit to the Company’s Form 10-K for the year ending December 31, 1998. (File No. 333-65417) and incorporated herein by reference).
1.1

Asset Purchase Agreement dated July 13, 2000, among Energy Recovery Resources, Inc., TEI, Inc., Sanders Morris Harris Group Inc. and U.S. Filter Recovery Services (Mid-Atlantic), Inc. (Filed as Exhibit 2.1 to the Company’s 8-K dated July 24, 2000 (File No. 000-30066) and incorporated herein by reference).

1.2

Employment Agreement dated June 30, 2000, between Sanders Morris Harris, Inc. and Arnold J. Barton (filed as Exhibit 10.1 to the Company’s 8-K dated July 14, 2000 (File No. 000-30066) and incorporated herein by reference).

1.3

Registration Rights Agreement dated June 30, 2000, among Pinnacle Global Group, Inc., Arnold J. Barton, Richard D. Grimes, Jack D. Seibald, Allison Weiss, Neil Lauro, and John Conlon (Filed as Exhibit 10.2 to the Company’s 8-K dated July 14, 2000 (File No. 000-30066) and incorporated herein by reference).

1.4

Merger Agreement dated June 30, 2000, among Pinnacle Global Group, Inc., Sanders Morris Harris Inc., Blackford Securities Corporation, Arnold J. Barton, Richard D. Grimes, Jack D. Seibald, Allison Weiss, Neil Lauro, and John Conlon (Filed as Exhibit 2.1 to the Company’s 8-K dated July 14, 2000 (File No. 000-30066) and incorporated herein by reference).

1.5

Amended and Restated Agreement and Plan of Reorganization dated November 12, 1999 among the Company, Harris Webb & Garrison, Inc. (“HWG”), Sanders Morris Mundy Inc. (“SANDERS MORRIS MUNDY”) and the SANDERS MORRIS MUNDY shareholders (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company dated December 6, 1999 and incorporated herein by reference).

10.6

Amended and Restated Plan of Merger dated November 12, 1999, among the Company, HWG and SANDERS MORRIS MUNDY (Filed as Appendix B to the Definitive Proxy Statement on Schedule 14A of the Company dated December 6, 1999 and incorporated herein by reference).

10.7

Amended and Restated Agreement and Plan of Reorganization dated October 2, 1998 among the  Company, TEI, Inc. (“TEI”), HWG, Pinnacle Management & Trust Company (“PMT”), Spires Financial, L.P. (“Spires”) and certain direct and indirect owners of HWG, PMT and Spires (Filed as Appendix A to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333–65417) and incorporated herein by reference).

10.8

Plan of Merger dated October 2, 1998, among TEI, TEI Combination Corporation and the Company (Filed as Appendix B to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333–65417) and incorporated herein by reference).

10.9

Plan of Merger dated October 2, 1998, among HWG, HWG Combination Corporation and the Company  (Filed as Appendix C to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333–65417) and incorporated herein by reference).

10.10

Plan of Merger dated October 2, 1998, among PMT, PMT Combination Corporation and the Company (Filed as Appendix D to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333–65417) and incorporated herein by reference).

10.11	1998 Incentive Plan of the Company (Filed as an exhibit to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333–65417) and incorporated herein by reference).
10.12

Asset Purchase Agreement between Tanknology Environmental, Inc. and Jack Holder Enterprises, Inc. dated January 31, 1994 (Filed as an exhibit to TEI’s Form 10–K for the year ending December 31, 1994 (File No. 0–18899) and incorporated herein by reference).

10.13

Asset Purchase Agreement between Tanknology/Engineered Systems, Inc., TEI, Inc. and Sorrento Electronics, Inc. dated December 23, 1997 (filed as an exhibit to TEI’s Form 10–K for the year ending December 23, 1997 (File No. 0–18899) and incorporated herein by reference).

10.14

Sublease Agreement dated January 19, 1994 between Texas Commerce Bank National Association and Harris Webb & Garrison, Inc., as amended by that certain First Amendment to Sublease Agreement dated February 23, 1994, the Second Amendment to Sublease Agreement dated April 26, 1994, and the Third Amendment to Sublease Agreement dated January 19, 1995 (Filed as an exhibit to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333–65417) and incorporated herein by reference).

10.15

Office Lease Agreement dated February 1, 1998 between 5599 San Felipe, Ltd. and Harris Webb & Garrison, Inc. (Filed as an exhibit to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333–65417) and incorporated herein by reference).

10.16

Office Lease Agreement dated January 19, 1999 between 5599 San Felipe, Ltd. and the Company (Filed as an exhibit to the Company’s Form 10-K for the year ending December 31, 1998 (File No. 333-65417) and incorporated herein by reference).

10.17	Letter Agreement dated April 7, 1999 between the Pershing Division of Donaldson, Lufkin Jenrette Securities Corporation and Harris Webb & Garrison, Inc.
10.18

Autotrust Agreement dated January 9, 1998 between SunGard Trust Systems Inc. and Pinnacle Management & Trust Company (Filed as an exhibit to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333–65417) and incorporated herein by reference).

10.19	Letter of Agreement dated August 31, 1999 between Montgomery Correspondent Services, a division of Banc of America Securities LLC and Spires Financial, L.P.
10.20	Office Lease Agreement and related amendments dated September 25, 1996 between Texas Tower Limited and Sanders Morris Mundy Inc.
*21.1	List of Subsidiaries of the Registrant.
*23.1	Consent of KPMG LLP.
*23.2	Consent of PricewaterhouseCoopers LLP.

* Filed herewith.

(b)               Reports on Form 8-K

On October 4, 2001, the Company filed a current report on Form 8-K relating to a change in the Company’s certifying accountant