Form 10-Q
period 2002-03-31
SANDERS MORRIS HARRIS GROUP INC
filed 2002-05-14
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-30066

SANDERS MORRIS HARRIS GROUP INC.
(Exact name of registrant as specified in its charter)

Texas	76-0583569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 3000
Houston, Texas 77002
(Address of principal executive office)

(713) 993-4610
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒         NO  ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 5, 2002, was 16,595,022.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$31,493	$30,410
Receivables, net of allowance of $350 and $285, respectively
Broker-dealers	1,940	540
Customers	2,035	1,918
Related parties	5,378	6,688
Other	372	631
Deposits with clearing brokers	250	250
Securities owned	13,135	12,153
Securities available for sale	2,485	1,691
Intangible assets, net of accumulated amortization of $4,268	47,673	47,601
Furniture and equipment, net	2,124	1,924
Deferred income taxes, net	260	828
Other assets	1,209	675
Total assets	$108,354	$105,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$9,759	$8,538
Payable to clearing broker-dealers	66	63
Securities sold, not yet purchased	94	122
Other liabilities	234	252
Total liabilities	10,153	8,975
Commitments and contingencies

Minority interests	67	51

Shareholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,238,427 and 17,009,402 shares issued, respectively	172	170
Additional paid-in capital	109,945	109,159
Receivables for shares issued	(630)	(541)
Accumulated deficit	(6,797)	(8,766)
Accumulated other comprehensive income (loss)	14	(57)
Unearned compensation	(1,593)	(1,097)
Treasury stock at cost, 670,780 and 597,038 shares, respectively	(2,977)	(2,585)
Total shareholders’ equity	98,134	96,283
Total liabilities and shareholders’ equity	$108,354	$105,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,

	2002	2001
Revenues:
Commissions	$9,660	$6,611
Principal transactions	4,783	1,994
Investment banking	3,675	4,025
Fiduciary, custodial and advisory fees	1,713	1,650
Interest and dividends	427	711
Other income	565	361
Total revenues	20,823	15,352
Expenses:
Employee compensation and benefits	13,423	8,818
Floor brokerage, exchange and clearance fees	923	871
Communications and data processing	1,005	868
Occupancy	1,045	871
Amortization of intangible assets	—	502
Other general and administrative	1,903	1,375
Total expenses	18,299	13,305
Income from continuing operations before equity in income (loss) of limited partnerships, income taxes and minority interests	2,524	2,047
Equity in income (loss) of limited partnerships	623	(175)
	3,147	1,872
Provision for income taxes	(1,162)	(1,010)
Minority interests in net (income) loss of consolidated companies	(16)	40

Income from continuing operations	1,969	902
Loss from discontinued operations, net of tax	—	—

Net income	$1,969	$902

Earnings per share:
Basic:
From continuing operations	$0.12	$0.06
From discontinued operations	—	—
Basic earnings per share	$0.12	$0.06
Diluted:
From continuing operations	$0.12	$0.06
From discontinued operations	—	—
Diluted earnings per share	$0.12	$0.06
Weighted average common shares outstanding:
Basic	16,468,579	15,238,876
Diluted	16,604,213	15,389,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2002

(in thousands except shares)

(unaudited)

	Amounts		Shares

Common stock
Balance, beginning of year	$170		17,009,402
Stock issued pursuant to employee benefit plan	2		229,025
Balance, end of period	172		17,238,427
Additional paid-in capital
Balance, beginning of year	$109,159
Stock issued pursuant to employee benefit plan	1,205
Dividends declared	(419)
Balance, end of period	109,945
Receivables for shares issued
Balance, beginning of year	$(541)
Collection of receivable	48
Issuance of restricted stock	(234)
Amortization of notes receivable	97
Balance, end of period	(630)
Accumulated deficit
Balance, beginning of year	$(8,766)
Net income	1,969	1,969
Balance, end of period	(6,797)	1,969
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(57)
Net change in unrealized appreciation on securities available for sale	108	108
Income tax provision on change	(37)	(37)
Balance, end of period	14	71
Comprehensive income		2,040
Unearned compensation
Balance, beginning of year	$(1,097)
Net issuance of restricted stock	(605)
Amortization of unearned compensation	109
Balance, end of period	(1,593)
Treasury stock
Balance, beginning of year	$(2,585)		(597,038)
Acquisition of treasury stock	(555)		(111,018)
Issuance of treasury stock	163		37,276
Balance, end of period	(2,977)		(670,780)
Total shareholders’ equity and common shares outstanding	$98,134		16,567,647

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2002 and 2001

(in thousands)

(unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,969	$902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized gain on securities available for sale	(4)	—
Depreciation	199	193
Amortization of intangible assets	—	502
Provision for bad debts	183	3
Compensation expense related to amortization of notes receivable and unearned compensation	206	2
Deferred income taxes	532	—
Minority interests in net income (loss) of consolidated companies	16	(40)
Changes in operating assets and liabilities:
Increase in receivables	(131)	(1,288)
Increase in securities owned	(982)	(1,538)
Increase in other assets	(536)	(227)
Decrease in securities sold, not yet purchased	(28)	(495)
Decrease in other liabilities	(18)	(1,505)
Increase (decrease) in payable to clearing broker-dealers	3	(16)
Increase (decrease) in accounts payable and accrued liabilities	731	(577)
Net cash provided by (used in operating activities)	2,140	(4,084)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(399)	(234)
Proceeds from sale of assets	—	14
Purchase of securities available for sale	(859)	(429)
Proceeds from sales and maturities of securities available for sale	178	574
Net cash used in investing activities	(1,080)	(75)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(555)	(517)
Collection of receivable for shares issued	48	—
Proceeds from shares issued	530	233
Net cash provided by (used in) financing activities	23	(284)
Net increase (decrease) in cash and cash equivalents	1,083	(4,443)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,410	25,059
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,493	$20,616
Noncash investing and financing activities:
Cash (paid) refunded for income taxes	$(505)	$12

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

The Company merged with and acquired its operating subsidiaries in 2001, 2000 and 1999.  The acquisitions were accounted for using the purchase method.

Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position at March 31, 2002, our results of operations for the three months ended March 31, 2002 and 2001, and our cash flows for the three months ended March 31, 2002  and 2001.  All the adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Effects of Recently Issued Accounting Standards

SFAS No. 141 entitled “Business Combinations” was issued in June 2001 and became effective July 1, 2001.  SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition.  SFAS No. 142 entitled “Goodwill and Other Intangible Assets” was also issued in June 2001, in concert with SFAS No. 141.  SFAS No. 142 became effective for us on January 1, 2002.  As a result, the Company ceased all goodwill amortization and did not recognize $561,000 of goodwill amortization expense that would have been recognized in the first quarter of 2002 under the previous accounting standards.

The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the first quarter of 2001 (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
Reported net income	1,969	902
Adjustment:
Amortization of goodwill	—	502
Adjusted net income	1,969	1,404

Reported net income per share - basic	$0.12	$0.06
Adjusted net income per share - basic	$0.12	$0.09

Reported net income per share - diluted	$0.12	$0.06
Adjusted net income per share - diluted	$0.12	$0.09

SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle as of the date of adoption.  The Company will complete the transitional impairment test by the end of the second quarter of fiscal 2002.  Thereafter, SMHG will be required to perform goodwill impairment tests on at least an annual basis.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

As of the date of adoption, the Company had unamortized goodwill in the amount of $47.6 million.  Amortization expense related to goodwill was $2.2 million for the year ended December 31, 2001 and $502,000 for the three months ended March 31, 2001.

Reclassifications

Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform them with the 2002 presentation.   The reclassifications had no effect on accumulated deficit, results of operations or cash flows as previously reported.

2.     ACQUISITIONS

On April 5, 2001, the Company acquired Kissinger, a Baltimore, Maryland based financial planning firm.  The former owner of Kissinger received a total of 600,000 of the Company’s common shares.  The acquisition was accounted for as a purchase and, accordingly the financial information of Kissinger has been included in the Company’s consolidated financial statements from April 5, 2001.  The purchase price of approximately $3.4 million exceeded the fair value of identifiable net assets acquired by approximately $3.3 million, which has been recorded as goodwill and subject to SFAS No. 142, is no longer being amortized.

The following summarized unaudited financial information presents the three months ended March 31, 2001 as if the above transaction occurred on January 1, 2001 compared to the actual results for the three months ended March 31, 2002:

	Three Months Ended March 31,
	Actual 2002	Proforma 2001
	(in thousands, except per share amounts)

Revenues	$20,823	$16,017
Income from continuing operations	1,969	902
Basic and diluted earnings per share from continuing operations	$0.12	$0.06

These unaudited pro forma amounts are derived from the historical financial information of the acquired business and reflect adjustments for amortization of intangible assets for 2001 and for income taxes.  The unaudited pro forma financial information does not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

During January 2002, the former institutional equity professionals of Sutro and Co. (the Juda Group) joined the Company.  Tom Juda, who headed the Juda Group, was named to lead the institutional equity division of SMH.  The Company agreed to reimburse Sutro for office and equipment expenses related to the Juda Group.  SMH committed to pay Mr. Juda certain annual minimum levels of compensation for 2002 through 2005, provided Mr. Juda remains as an employee of SMH.  Additionally, under its Incentive Plan, the Company issued to Mr. Juda an aggregate of 357,909 shares of SMHG common stock at a total purchase price that was effectively at a discount of 33 1/3% to the closing sales price of the stock on the Nasdaq National Market.  Approximately one-third of these shares vest 50% after one year and 25% after the second and third years.  The discount totaling $568,000 has been recorded as unearned compensation, and is being amortized to expense over the three year vesting period.

3.     SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of March 31, 2002 were as follows:

	Owned	Sold, Not Yet Purchased
	(in thousands)
Marketable:
Corporate stocks (cost $1,269)	$707	$(94)

Not readily marketable:
Partnerships	7,545
Corporate stocks and warrants (cost $647)	4,883	—
	$13,135	$(94)

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

Securities not readily marketable consist of investments in limited partnerships, equities, options and warrants.  The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., and Life Sciences Opportunity Fund, L.P.

4.     SECURITIES AVAILABLE FOR SALE

Securities available for sale at March 31, 2002 were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(in thousands)

U.S. Government and agency obligations	$300	$1	$(10)	$291
Corporate bonds	100	—	(2)	98
Marketable equity securities	2,067	120	(91)	2,096
Total	$2,467	$121	$(103)	$2,485

The contractual maturities of debt securities available for sale at March 31, 2002 were as follows:

Due after 1 year through 5 years	$239
Due after 5 years through 10 years	150
$389

Gross gains on sales of securities available for sale were $7,000 and $96,000 for the three months ended March 31, 2002 and 2001, respectively.  Gross realized losses, on securities available for sale were $3,000 and $96,000 for the three months ended March 31, 2002 and 2001, respectively.

5.     INCOME TAXES

The differences between the effective tax rate reflected in the income tax provision for continuing operations and the statutory federal rate were as follows:

	Three Months Ended March 31,

	2002	2001
	(in thousands)

Tax computed using the statutory rate	$1,070	$636
Nondeductible amortization of goodwill	—	171
State income taxes and other	92	203
Total	$1,162	$1,010

The Company’s effective tax rate was 37% and 54% for the three months ended March 31,  2002 and 2001, respectively.

6.     COMMITMENTS AND CONTINGENCIES

There were no firm underwriting commitments open at March 31, 2002.

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

7.     EARNINGS PER COMMON SHARE

Basic and diluted earnings per–share computations for the periods indicated were as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands, except share and per share amounts)
Computation of basic and diluted earnings per common share for the three months ended March 31:
Net income	$1,969	$902
Weighted average number of common shares outstanding	16,468,579	15,238,876
Common shares issuable under stock option plan	1,065,348	986,248
Less shares assumed repurchased with proceeds	(929,714)	(835,415)
Weighted average common shares outstanding	16,604,213	15,389,709
Basic earnings per common share	$0.12	$0.06
Diluted earnings per common share	$0.12	$0.06

Stock options outstanding of 247,000 and 50,000 at March 31, 2002 and 2001, respectively, have not been included in diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

8.     BUSINESS SEGMENT INFORMATION

The Company’s businesses operate in two reportable business segments.  The Company’s investment banking and brokerage segment includes the operations of SMH.  SMH is an investment banking and brokerage services firm whose activities primarily include securities underwriting and retail brokerage services.  The Company’s investment management segment includes the operations of PMT, SMH Capital Advisors and Kissinger.   PMT is a state chartered trust company providing a variety of trust services, including investment management, estate settlement and retirement planning.  SMH Capital Advisors provides investment management services to investors who include fixed income securities as a major part of their investment portfolios.  Kissinger provides financial planning services to individuals.  The following summarizes certain financial information of each reportable segment for the three months ended March 31, 2002 and 2001, respectively.

	As of or for the Three Months Ended March 31,
	2002		2001
	Investment Banking and Brokerage	Investment Management	Investment Banking and Brokerage	Investment Management
	(in thousands)		(in thousands)

Revenues	$19,498	$1,309	$14,477	$732
Income before equity in income (loss) of limited partnerships, income taxes and minority interests	3,007	186	2,860	38
Equity in income (loss) of limited partnerships	623	—	(175)	—
Total assets	71,191	5,860	63,346	5,424

The following tables reconcile the reportable segments to the consolidated revenues, income from continuing operations before equity in income (loss) of limited partnerships, income taxes and minority interests, and assets reported in the condensed consolidated statement of operations and the condensed consolidated balance sheet for the three months ended March 31, 2002 and 2001, respectively:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Revenues:
Investment Banking and Brokerage	$19,498	$14,477
Investment Management	1,309	732
Corporate	16	143
Consolidated revenues	$20,823	$15,352

Income before equity in income (loss) of limited partnerships, income taxes and minority interests:

Investment Banking and Brokerage	$3,007	$2,860
Investment Management	186	38
	3,193	2,898
Amortization of intangible assets	—	(502)
Corporate revenues and expenses, net	(669)	(349)
Income from continuing operations before equity in income (loss) of limited partnerships, income taxes and minority interests	$2,524	$2,047

	As of
	March 31, 2002	December 31, 2001
	(in thousands)
Assets:
Investment Banking and Brokerage	$71,191	$67,408
Investment Management	5,860	5,997
Corporate and other	31,582	31,904
Consolidated assets	$108,633	$105,309

9.     EMPLOYEE BENEFIT PLANS

Under its 1998 Incentive Plan, the Board of Directors has reserved 15% of the issued and outstanding Common Stock of the Company, or 1,100,000 shares of  Common Stock, whichever is greater for the purpose of issuing incentive awards under the Incentive Plan.  The Company had 188,383 shares of Common Stock available for grant under the Incentive Plan at March 31, 2002.

Stock Options

The Incentive Plan provides for the issuance to eligible employees of, among other things, incentive and non-qualified stock options, which may expire as much as 10 years from the date of grant.   The outstanding

options vest over varying periods and have an exercise price equal to the closing price of the Company’s stock on the date of the grant.

Restricted and Capital Incentive Plan (“CIP”)

Effective January 2, 2001, the Company adopted the CIP under its Incentive Plan in which eligible employees may purchase shares of the Company’s restricted common stock at a price equal to 66.6% of the 20-day average of the closing sales prices for a shares of the Company’s common stock, ending on the day prior to the date the shares are issued.  The CIP was amended effective November 1, 2001 to include eligible consultants as potential participants under the program.

All shares issued are valued at the closing price on the date the shares are issued.  Consideration paid by the employees is recorded as compensation expense on the date the shares are issued.  The difference between the value of the shares issued and the consideration paid is recorded as unearned compensation and is shown as a separate component of shareholders’ equity.  Additionally, shares are issued under the CIP in conjunction with notes receivable, which are also shown as a separate component of shareholders’ equity.  Unearned compensation and the notes receivable are amortized to compensation expense over the three-year vesting periods.  The value of shares issued under the CIP aggregated $1.2 million and $487,000, respectively during the three months ended March 31, 2002 and 2001.  Additions to unearned compensation aggregated $605,000 and $252,000, respectively during the three months ended March 31, 2002 and 2001.  Additions to notes receivable aggregated $234,000 during the three months ended March 31, 2002.  Additionally, amortization of unearned compensation and notes receivable during the three months ended March 31, 2002 was $109,000 and $97,000, respectively.

10.   RELATED PARTIES

The Company had receivables from related parties totaling $5.4 million at March 31, 2002, primarily consisting of $1.6 million of unpaid management fees earned on the Company’s investments in limited partnerships and $3.3 million of notes receivable from employees.

The Company consolidated certain notes receivable and advanced an additional $1.3 million to the limited partnerships during the three months ended March 31, 2001, resulting in a new note in the original principal amount of $2,847,000.  This note was repaid in full during the third quarter of 2001.

In connection with the January 1999 combination, certain employees of the financial services firms exercised warrants and options for the purchase of shares in their respective companies, which were then exchanged for shares of the Company.  To exercise the warrants and options, the employees borrowed the aggregate price from the Company.  The loans were evidenced by recourse promissory notes and were secured by pledges of the SMHG common shares acquired as part of the exchange.  Interest accrued on the unpaid principal balance of the federal rate published by the Internal Revenue Service for obligations of comparable maturity.  During 2000 and 2001, the Company exchanged a portion of the notes receivable from employees (plus the issuance of immediately exercisable stock options to the employee) for the Company’s common shares that were pledged to secure the notes.  One remaining note with a principal balance of $48,000 was outstanding at December 31, 2001.  This note was exchanged for the common shares that were pledged to secure the note during February 2002.

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

On January 2, 2002, the former institutional equity professionals of Sutro & Co. (the “Juda Group”) joined Sanders Morris Harris.  The 23 professionals that makeup the Juda Group will complement Sanders Morris Harris’ existing institutional division by increasing our customer base and by adding equity research coverage in areas that we did not previously serve.  As an inducement for the principal of the Juda Group to join Sanders Morris Harris, we issued an aggregate of 357,909 shares of SMHG common stock to the principal under our 1998 Incentive Plan at a total purchase price that represented effectively a 33 1/3% discount to the then closing sales price of our common stock on the Nasdaq National Market.  Approximately one-third of these shares, or 107,223 shares, vest over a three year period, with 50% of these shares vesting after one year and 25% of these shares vesting after the second and third years.

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

Expenses.      Our expenses consist of (1) compensation and benefits, (2) brokerage and clearing costs, (3) interest expense and (4) other expenses.  Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the first three months of 2002, compensation and benefits represented 73% of total expenses, and 64% of total revenues.  Compensation and benefits have both a variable component based on revenue production and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides, and trading desk incentives.  Retail and institutional commissions are based on a competitive commission schedule.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs.

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

Amortization expense in 2001 reflects the amortization of the goodwill recorded through mergers and acquisitions.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Kissinger was acquired on April 5, 2001, hence their operating results are not included in the Company’s financial statements for the first three months of 2001.  The data for the three months ended March 31, 2002 reflects the operating results of Kissinger for the entire quarter.

In January 2002, 23 former institutional equity professionals of the Juda Group joined Sanders Morris Harris complementing our existing institutional division by increasing our customer base and by adding equity research coverage in areas that we did not previously serve.  Accordingly, the addition of the Juda Group is reflected in our operating results for the three months ended March 31, 2002, but not for the comparable first quarter in 2001.

Total revenues rose to $20.8 million in 2002 from $15.4 million in 2001 primarily due to an increase in commission revenue resulting from the addition of the former institutional equity professionals of the Juda Group, and an increase in principal revenues related to fixed income brokerage.  Total expenses for the period increased to $18.3 million from $13.3 million in the previous year primarily due to compensation expenses related to the increase in revenues, and to the increase in other expenses associated with the addition of the Juda Group and the acquisition of Kissinger.  Equity in income (loss) of limited partnerships increased from a loss of $175,000 during the first three months of 2001 to income of $623,000 during the first quarter of 2002, primarily due to increases in the values of certain securities held in the investment portfolios of the limited partnerships managed by the Company.  Income from continuing operations for the three months ended March 31, 2002 increased to $2.0 million in 2002 from $902,000 in 2001.  Approximately $502,000 of the increase in income from continuing operations is attributable to a goodwill charge incurred in 2001 without a corresponding charge for the first quarter of 2002.  Basic and diluted income per share from continuing operations was $0.12 for the three months ended March 31, 2002 compared to $0.06 for the same period in 2001.

Commissions revenue increased to $9.7 million in 2002 from $6.6 million in 2001 primarily as a result of the addition of the Juda Group.  Principal transactions revenue totaled $4.8 million in 2002 versus $2.0 million in 2001.  The first three months of 2002 include approximately $3.9 million of principal transaction revenues related to fixed income brokerage, compared to $1 million during the prior year quarter.  Investment banking revenue from advisory services and public and private security offerings declined to $3.7 million in 2001 from $4.0 million in 2001.  Interest and dividend income declined to $427,000 in 2002 from $711,000 in the same period last year reflecting a decline in interest rates from 2001 to 2002.

During the three months ended March 31, 2002, employee compensation and benefits, increased to $13.4 million from $8.8 million in the same period last year due to the increase in revenues and the addition of the Juda Group and the acquisition of Kissinger.  Floor brokerage, exchange and clearance fees increased to $923,000 in 2002 from $871,000 in 2001. Communication and data processing costs, primarily related to costs at SMH and upgrades in technology and services (including quotes and market data services) increased to $1 million in 2002 from $868,000 in the same period last year principally from inclusion of the Juda Group and Kissinger for the first quarter in 2002.  Occupancy costs increased to $1 million in 2002 from $871,000 in 2001 primarily from the additional rent expense for office leases for the Juda Group and Kissinger.  Due to adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes goodwill.  During the first quarter of 2001, goodwill amortization totaled $502,000.  Other general and administrative expenses increased to $1.9 million from $1.4 million mainly due to the addition of the Juda Group and the acquisition of Kissinger.

The effective tax rate from continuing operations was 37% for the three months ended March 31, 2002 compared to 54% for the three months ended March 31, 2001.  Our effective tax rate exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization in 2001 and state income taxes for both 2002 and 2001.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold.

At March 31, 2002, we had approximately $31.5 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 34% of our total assets at the end of the first quarter.

For the three months ended March 31, 2002, net cash provided by operations totaled $2.1 million versus cash used in operations of $4.1 million during the first quarter of 2001.  Accounts receivable increased by $1.3 million during the first quarter of 2001, primarily related to increases in management fees and notes receivable from the Company’s proprietary funds, and in notes receivable from other related parties.  Other liabilities, consisting of net liabilities of discontinued operations, declined by $1.5 million during the three months ended March 31, 2001, principally due to the sale of the remaining assets of Spires and the payment of final expenses associated with the disposition of Engineered Systems, Inc.  Accounts payable and accrued liabilities declined by $577,000 in the first quarter of 2001 reflecting the payment of accrued compensation costs; while increasing by $769,000 during the first three months of 2002, due to increases in income taxes payable and dividends payable.

Capital expenditures for the first quarter of 2002 were $399,000, mainly for the purchase of furniture and computer equipment and software, as well as for leasehold improvements, necessary for our growth.  During the first three months of 2002, we reacquired 111,018 of our common shares at a total cost of approximately $555,000.

At March 31, 2002, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

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

Factors Affecting Forward–Looking Statements

This quarterly report on Form 10–Q includes “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as

amended, (the “Acts”). These forward–looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward–looking statements. To comply with the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward–looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements which could affect the demand for the Company’s services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of the Company’s trading and warrant portfolios resulting form mark-to-market adjustments; (10) dependence on key personnel and (11) demand for the Company’s services. The Company does not undertake to publicly update or revise any forward–looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Market Risks

At March 31, 2002, PMT had equity securities under management with a fair value of $474 million.  PMT’s fee income for the period ended March 31, 2002 would have been reduced by approximately $61,000 assuming a hypothetical 10% decrease in the value of its equity securities under management.  PMT’s fee income could also be reduced from changes in interest rates to the extent that such changes reduce the carrying value of securities under management.  Additionally, PMT’s securities available for sale are recorded at a fair value of approximately $2.5 million at March 31, 2002.  These securities are subject to equity price risk.  These securities have an original cost of $2.5 million.  At March 31, 2002, the unrealized decline in market value totaling $17,000, less tax of $3,000, has been included as a separate component of shareholders’ equity.

Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Management believes the remaining unrealized losses are temporary at March 31, 2002.  However, a write-down accounted for as a realized loss may be necessary in the future.

SMH’s trading equity securities are marked to market on a daily basis.  At March 31, 2002, SMH’s trading equity securities were recorded at a fair value of approximately $707,000.  These trading equity securities are subject to equity price risk.  This risk would amount to approximately $71,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities.  The actual equity price risk related to the trading equity securities may differ substantially.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended.(Filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 000-30066) and incorporated by reference).

3.2	Amended and Restated Bylaws of the Company (Filed as an exhibit to the Company’s Form 10-K for the year ending December 31, 1998 (File No. 333-65417) and incorporated herein by reference).
9.1	Sanders Morris Harris Group Inc. Capital Incentive Program (as amended and restated effective November 1, 2001).

(b) Reports on Form 8–K.

On March 14, 2002, the Company filed a current report on Form 8-K relating to the declaration by its board of directors of a cash dividend in the amount of $0.025 per share of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

	By	/s/ ROBERT E. GARRISON II
Robert E. Garrison II
President & Chief Executive Officer

	By	/s/ RICK BERRY
Rick Berry
Chief Financial Officer

Date: May 13, 2002