Form 10-Q
period 2002-06-30
SANDERS MORRIS HARRIS GROUP INC
filed 2002-08-09
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-30066

SANDERS MORRIS HARRIS GROUP INC.

(Exact name of registrant as specified in its charter)

Texas	76-0583569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 3000
Houston, Texas 77002
(Address of principal executive office)

(713) 993-4610
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒        NO  ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of August 1, 2002, was 16,613,928.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$30,297	$30,410
Receivables, net of allowance of $285
Broker-dealers	779	540
Customers	3,456	1,918
Related parties	5,315	6,688
Other	679	631
Deposits with clearing brokers	250	250
Securities owned	12,897	12,153
Securities available for sale	3,476	1,691
Intangible assets, net of accumulated amortization of $4,268	47,673	47,601
Furniture and equipment, net	3,088	1,924
Deferred income taxes, net	705	828
Other assets	1,091	675
Total assets	$109,706	$105,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$10,008	$8,538
Payable to clearing broker-dealers	50	63
Securities sold, not yet purchased	95	122
Other liabilities	219	252
Total liabilities	10,372	8,975

Commitments and contingencies

Minority interests	124	51

Shareholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding		—
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,341,226 and 17,009,402 shares issued, respectively	173	170
Additional paid-in capital	110,168	109,159
Receivables for shares issued	(778)	(541)
Accumulated deficit	(5,696)	(8,766)
Accumulated other comprehensive loss	(131)	(57)
Unearned compensation	(1,522)	(1,097)
Treasury stock at cost, 676,030 and 597,038 shares, respectively	(3,004)	(2,585)
Total shareholders’ equity	99,210	96,283
Total liabilities and shareholders’ equity	$109,706	$105,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Commissions	$11,372	$6,003	$21,032	$12,614
Principal transactions	612	2,927	5,395	4,922
Investment banking	4,087	2,907	7,763	6,932
Fiduciary, custodial and advisory fees	1,927	1,586	3,640	3,236
Interest and dividends	461	498	887	1,209
Other income	750	394	1,315	755
Total revenues	19,209	14,315	40,032	29,668

Expenses:
Employee compensation and benefits	12,463	8,406	25,885	17,224
Floor brokerage, exchange and clearance fees	1,064	849	1,987	1,720
Communications and data processing	900	982	1,905	1,850
Occupancy	1,152	932	2,198	1,803
Amortization of intangible assets	—	549	—	1,051
Other general and administrative	2,046	1,565	3,949	2,941
Total expenses	17,625	13,283	35,924	26,589

Income before equity in income (loss) of limited partnerships, income taxes and minority interests	1,584	1,032	4,108	3,079
Equity in income (loss) of limited partnerships	193	11	817	(165)
	1,777	1,043	4,925	2,914
Provision for income taxes	(670)	(605)	(1,832)	(1,615)
Minority interests in net (income) loss of consolidated companies	(7)	41	(23)	82

Net income	$1,100	$479	$3,070	$1,381
Earnings per share:
Basic	$0.07	$0.03	$0.19	$0.09
Diluted	$0.07	$0.03	$0.18	$0.09

Weighted average common shares outstanding:
Basic	16,613,928	15,886,740	16,541,655	15,564,598
Diluted	16,886,188	16,104,537	16,748,502	15,745,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the six months ended June 30, 2002

(in thousands, except shares)

(unaudited)

	Amounts		Shares

Common stock
Balance, beginning of year	$170		17,009,402
Stock issued pursuant to employee benefit plan	3		331,824
Balance, end of period	173		17,341,226
Additional paid-in capital
Balance, beginning of year	$109,159
Stock issued pursuant to employee benefit plan	1,843
Dividends	(834)
Balance, end of period	110,168
Receivables for shares issued
Balance, beginning of year	$(541)
Collection of receivable	48
Issuance of restricted stock	(518)
Amortization of notes receivable	233
Balance, end of period	(778)
Accumulated deficit
Balance, beginning of year	$(8,766)
Net income	3,070	3,070
Balance, end of period	(5,696)	3,070
Accumulated other comprehensive loss
Balance, beginning of year	$(57)
Net change in unrealized appreciation on securities available for sale	(112)	(112)
Income tax provision on change	38	38
Balance, end of period	(131)	(74)
Comprehensive income		2,996
Unearned compensation
Balance, beginning of year	$(1,097)
Net issuance of restricted stock	(714)
Amortization of unearned compensation	289
Balance, end of period	(1,522)
Treasury stock
Balance, beginning of year	$(2,585)		(597,038)
Acquisition of treasury stock	(582)		(116,268)
Issuance of treasury stock	163		37,276
Balance, end of period	(3,004)		(676,030)
Total shareholders’ equity and common shares outstanding	$99,210		16,665,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2002 and 2001

(in thousands)

(unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,070	$1,381
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized (gain) loss on securities available for sale	(21)	126
Depreciation	399	420
Amortization of intangible assets	—	1,051
Provision for bad debts	180	116
Compensation expense related to amortization of notes receivable and unearned compensation	522	25
Deferred income taxes	161	—
Minority interests in net income (loss) of consolidated companies	23	(82)
Changes in operating assets and liabilities:
Increase in receivables	(632)	(6,777)
Increase in securities owned	(744)	(706)
(Increase) decrease in other assets	(417)	48
Decrease in securities sold, not yet purchased	(27)	(473)
Decrease in other liabilities	(33)	(1,783)
Decrease in payable to clearing broker-dealers	(13)	(3)
Increase in accounts payable and accrued liabilities	984	310
Net cash provided by (used in) operating activities	3,452	(6,347)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,563)	(458)
Acquisitions, net of cash acquired of $30	—	(20)
Purchase of securities available for sale	(2,307)	(481)
Proceeds from sales and maturities of securities available for sale	431	1,792
Net cash provided by (used in) investing activities	(3,439)	833
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(582)	(884)
Collection of receivable for shares issued	48	40
Proceeds from shares issued	777	525
Investment by minority interest	50	—
Dividends paid	(419)	—
Net cash used in financing activities	(126)	(319)
Net decrease in cash and cash equivalents	(113)	(5,833)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,410	25,059

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,297	$19,226
Noncash investing and financing activities:
Common stock issued for acquisitions	—	4,208
Cash (paid) refunded for income taxes	$(1,665)	$228

The accompanying notes are an integral part of the condensed consolidated financial statements.

Sanders Morris Harris Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.          BASIS OF PRESENTATION

Nature of Operations

Through its operating subsidiaries Pinnacle Management & Trust Co. (“PMT”), Sanders Morris Harris Inc. (“SMH”), SMH Capital Advisors (“SMCA”), and Kissinger Financial Services, Inc. (“Kissinger”), the Company provides a broad range of financial services, including institutional, prime and retail brokerage, investment banking, merchant banking, trust related services, investment management and financial planning. The Company serves a diverse group of institutional, corporate and individual clients.

The Company merged with and acquired its operating subsidiaries in 2001, 2000 and 1999.  The acquisitions were accounted for using the purchase method.

Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position at June 30, 2002, our results of operations for the three  and six months ended June 30, 2002 and 2001, and our cash flows for the six months ended June 30, 2002  and 2001.  All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Effects of Recently Issued Accounting Standards

SFAS No. 141 entitled “Business Combinations” was issued in June 2001 and became effective July 1, 2001.  SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition.  SFAS No. 142 entitled “Goodwill and Other Intangible Assets” was also issued in June 2001, in concert with SFAS No. 141.  SFAS No. 142 became effective for us on January 1, 2002.  As a result, the Company ceased all goodwill amortization and did not recognize $1.1 million of goodwill amortization expense that would have been recognized in the first six months of 2002 under the previous accounting standards.

The following table presents the impact of SFAS No. 142 on net income and net income per share had the standard been in effect for the first six months of 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Reported net income	$1,100	$479	$3,070	$1,381
Adjustment:
Amortization of goodwill	—	549	—	1,051
Adjusted net income	$1,100	$1,028	$3,070	$2,432

Reported net income per share - basic	$0.07	$0.03	$0.19	$0.09
Adjusted net income per share - basic	$0.07	$0.06	$0.19	$0.16

Reported net income per share - diluted	$0.07	$0.03	$0.18	$0.09
Adjusted net income per share - diluted	$0.07	$0.06	$0.18	$0.15

In accordance with SFAS No. 142, the Company completed transitional impairment tests during the second quarter of fiscal 2002.  The tests consisted of two steps.  First, total goodwill of $47.6 million as of December 31, 2001 was allocated to the various reporting units in order to determine the carrying values of the different units.  Next, the fair values of the reporting units were assessed.  Goodwill totaling $38.7 million, $5.7 million, and $3.2 million was allocated to the Company’s SMH, PMT and Kissinger subsidiaries, respectively.  The Company used several methods to value the reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and industry guidelines for the valuation of private companies in a similar business.  The Company determined that the fair values of the three reporting units exceeded their carrying values; therefore goodwill does not appear to be impaired as of December 31, 2001.  SFAS No. 142 requires SMHG to perform goodwill impairment tests on at least an annual basis.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

As of the date of adoption, the Company had unamortized goodwill in the amount of $47.6 million.  Amortization expense related to goodwill was $2.2 million for the year ended December 31, 2001, $549,000 for the three months ended June 30, 2001 and $1.1 million for the six months ended June 30, 2001.

Reclassifications

Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform them with the 2002 presentation.   The reclassifications had no effect on accumulated deficit, results of operations or cash flows as previously reported.

2.          ACQUISITIONS

On April 5, 2001, the Company acquired Kissinger, a Baltimore, Maryland based financial planning firm.  The former owner of Kissinger received a total of 600,000 of the Company’s common shares.  The acquisition was accounted for as a purchase and, accordingly, the financial information of Kissinger has been included in the Company’s consolidated financial statements from April 5, 2001.  The purchase price of approximately $3.4 million exceeded the fair value of identifiable net assets acquired by approximately $3.3 million, which has been recorded as goodwill and subject to SFAS No. 142, is no longer being amortized.

The following summarized unaudited financial information presents the six months ended June 30, 2001 as if the above transaction occurred on January 1, 2001 compared to the actual results for the six months ended June 30, 2002:

	Six Months Ended June 30,
	Actual 2002	Proforma 2001
	(in thousands, except per share amounts)

Revenues	$40,032	$30,173
Net income	3,070	1,294

Basic earnings per share	$0.19	$0.08
Diluted earnings per share	$0.18	$0.08

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

3.             SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of June 30, 2002 were as follows:

	Owned	Sold, Not Yet Purchased
	(in thousands)
Marketable:
Corporate stocks (cost $1,675)	$1,102	$(95)
Corporate bonds and commercial paper (cost $263)	250	—

Not readily marketable:
Partnerships	7,316	—
Corporate stocks and warrants (cost $2,731)	4,229	—
	$12,897	$(95)

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

4.          SECURITIES AVAILABLE FOR SALE

Securities available for sale at June 30, 2002 were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(in thousands)

U.S. Government and agency obligations	$1,310	$6	$(1)	$1,315
Corporate bonds	100	2	—	102
Marketable equity securities	2,268	48	(257)	2,059
Total	$3,678	$56	$(258)	$3,476

The contractual maturities of debt securities available for sale at June 30, 2002 were as follows:

Due after 1 year through 5 years	$1,315
Due after 5 years through 10 years	102
$1,417

Gross gains on sales of securities available for sale were $24,000 and $130,000 for the six months ended June 30, 2002 and 2001, respectively.  Gross realized losses on securities available for sale were $3,000 and $256,000 for the six months ended June 30, 2002 and 2001, respectively.

5.          INCOME TAXES

The differences between the effective tax rate reflected in the income tax provision from operations and the statutory federal rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)

Tax computed using the statutory rate	$602	$369	$1,667	$1,019
Nondeductible amortization of goodwill	—	187	—	357
State income taxes and other	68	49	165	239
Total	$670	$605	$1,832	$1,615

6.             COMMITMENTS AND CONTINGENCIES

There were no firm underwriting commitments open at June 30, 2002.

The Company and its subsidiaries have obligations under operating leases that expire by 2012 with initial noncancelable terms in excess of one year.

The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to its operations.  The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

The Company has uncommitted financing arrangements with clearing brokers who finance customer accounts, certain broker-dealer balances and firm trading positions.  Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheet for financial accounting reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts.  The Company is required to maintain certain cash or securities on deposit with its clearing brokers.

7.             EARNINGS PER COMMON SHARE

Basic and diluted earnings per–share computations for the periods indicated were as follows:

	Three Months Ended June 30,
	2002	2001
	(in thousands, except share and per share amounts)
Computation of basic and diluted earnings per common share for the three months ended June 30:
Net income	$1,100	$479
Weighted average number of common shares outstanding	16,613,928	15,886,740
Common shares issuable under stock option plan	1,389,473	1,114,943
Less shares assumed repurchased with proceeds	(1,117,213)	(897,146)
Weighted average common shares outstanding	16,886,188	16,104,537
Basic earnings per common share	$0.07	$0.03
Diluted earnings per common share	$0.07	$0.03

	Six Months Ended June 30,
	2002	2001
	(in thousands, except share and per share amounts)
Computation of basic and diluted earnings per common share for the six months ended June 30:
Net income	$3,070	$1,381
Weighted average number of common shares outstanding	16,541,655	15,564,598
Common shares issuable under stock option plan	1,254,473	1,114,943
Less shares assumed repurchased with proceeds	(1,047,626)	(933,633)
Weighted average common shares outstanding	16,748,502	15,745,908
Basic earnings per common share	$0.19	$0.09
Diluted earnings per common share	$0.18	$0.09

Stock options outstanding of 185,000 and 50,000 at June 30, 2002 and 2001, respectively, have not been included in diluted earnings per common share for the six months ended June 30, 2002 and 2001 because their inclusion would have been antidilutive for the periods presented.  Stock options outstanding of 50,000 have not been included in diluted earnings per share for the three months ended June 30, 2002 and 2001 because their inclusion would have been antidilutive for the periods presented.

8.             BUSINESS SEGMENT INFORMATION

The Company’s businesses operate in two reportable business segments.  The Company’s investment banking and brokerage segment includes the operations of SMH.  SMH is an investment banking and brokerage firm whose activities primarily include securities underwriting, private placements, and institutional and retail brokerage services.  The Company’s investment management segment includes the operations of PMT, SMH Capital Advisors and Kissinger.   PMT is a state chartered trust company providing a variety of trust services, including investment management, estate settlement and retirement planning.  SMH Capital Advisors provides investment management services to investors who include fixed income securities as a major part of their investment portfolios.  Kissinger provides financial planning services to individuals.  The following summarizes certain financial information of each reportable segment for the three and six months ended June 30, 2002 and 2001, respectively.

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Three Months Ended June 30, 2002
Revenues	$17,620	$1,585	$4	$19,209
Amortization of intangible assets	—	—	—	—
Other expenses	(15,797)	(1,298)	(530)	(17,625)
Income (loss) before equity in income (loss) of limited partnerships, income taxes and minority interests	1,823	287	(526)	1,584
Equity in income (loss) of limited partnerships	198	—	(5)	193
Income (loss) before income taxes and minority interests	$2,021	$287	$(531)	$1,777
Three Months Ended June 30, 2001
Revenues	$13,148	$1,107	$60	$14,315
Amortization of intangible assets	(341)	—	(208)	(549)
Other expenses	(11,180)	(1,024)	(530)	(12,734)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	1,627	83	(678)	1,032
Equity in income of limited partnerships	11	—	—	11
Income (loss) before income taxes and minority interests	$1,638	$83	$(678)	$1,043

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Six Months Ended June 30, 2002
Revenues	$37,118	$2,894	$20	$40,032
Amortization of intangible assets	—	—	—	—
Other expenses	(32,287)	(2,422)	(1,215)	35,924
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	4,831	472	(1,195)	4,108
Equity in income of limited partnerships	745	—	72	817
Income (loss) before income taxes and minority interests	$5,576	$472	$(1,123)	$4,925
Six Months Ended June 30, 2001
Revenues	$27,625	$1,839	$204	$29,668
Amortization of intangible assets	(681)	—	(370)	(1,051)
Other expenses	(22,797)	(1,718)	(1,023)	(25,538)
Income (loss) before equity in loss of limited partnerships, income taxes and minority interests	4,147	121	(1,189)	3,079
Equity in loss of limited partnerships	(165)	—	—	(165)
Income (loss) before income taxes and minority interests	$3,982	$121	$(1,189)	$2,914

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Total assets as of June 30, 2002	$72,248	$6,007	$31,451	$109,706
Total assets as of December 31, 2001	$67,408	$5,997	$31,904	$105,309

9.             EMPLOYEE BENEFIT PLANS

Under its 1998 Incentive Plan as amended, the Company has reserved 25% of the issued and outstanding Common Stock of the Company, or 4,000,000 shares of  Common Stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan.  The Company had 1,644,861 shares of Common Stock available for grant under the Incentive Plan at June 30, 2002.

Stock Options

The Incentive Plan provides for the issuance to eligible employees of, among other things, incentive and non-qualified stock options, that may expire up to 10 years from the date of grant.   The outstanding options vest over varying periods and have an exercise price equal to the closing price of the Company’s stock on the date of the grant.

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

All shares issued are valued at the closing price on the date the shares are issued.  Consideration paid through the deferral of salaries, commissions, or discretionary bonuses is recorded as compensation expense on the date the shares are issued.  The difference between the value of the shares issued and the consideration paid is recorded as unearned compensation and is shown as a separate component of shareholders’ equity.  Additionally, shares are issued under the CIP in conjunction with notes receivable, which are also shown as a separate component of shareholders’ equity. Unearned compensation and the notes receivable are amortized to compensation expense over the three-year vesting periods.  The value of shares issued under the CIP aggregated $1.8 million and $917,000, respectively, during the six months ended June 30, 2002 and 2001.  Additions to unearned compensation aggregated $714,000 and $395,000, respectively, during the six months ended June 30, 2002 and 2001.  Additions to notes receivable aggregated $518,000 during the six months ended June 30, 2002.  Amortization of unearned compensation and notes receivable during the six months ended June 30, 2002 was $289,000 and $233,000, respectively.  Amortization of unearned compensation was $25,000 during the six months ended June 30, 2001.

10.          RELATED PARTIES

The Company had receivables from related parties totaling $5.3 million at June 30, 2002, primarily consisting of $1.8 million of unpaid management fees earned on the Company’s investments in limited partnerships and $2.9 million of notes receivable from employees.

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

On January 2, 2002, the former institutional equity professionals of Sutro & Co. (the “Juda Group”) joined Sanders Morris Harris.  The 23 professionals that make up the Juda Group complemented Sanders Morris Harris’ existing institutional division by increasing our customer base and by adding equity research coverage in areas that we did not previously serve.  As an inducement for the principal of the Juda Group to join Sanders Morris Harris, we issued an aggregate of 357,909 shares of SMHG common stock to the principal under our 1998 Incentive Plan at a total purchase price that represented effectively a 33 1/3% discount to the then closing sales price of our common stock on the Nasdaq National Market.  Approximately one-third of these shares, or 107,223 shares, vest over a three year period, with 50% of these shares vesting after one year and 25% of these shares vesting after the second and third years.

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

Expenses.              Our expenses consist of (1) employee compensation and benefits, (2) brokerage and clearing costs, (3) interest expense and (4) other expenses.  Compensation and benefits is our largest expense item and includes wages, salaries and benefits. During the first six months of 2002, compensation and benefits represented 72% of total expenses, and 65% of total revenues.  Compensation and benefits have both a variable component based on revenue production and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides, and trading desk incentives.  Retail and institutional commissions are based on a competitive commission schedule.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.

Brokerage and clearance expenses include clearing and settlement costs associated with the retail and institutional brokerage business at SMH.  SMH clears its transactions primarily through the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation, a Credit Suisse First Boston Company, and other clearing brokers.

Other expenses include (1) occupancy and equipment expenses, such as rent and utility charges for facilities, and (2) communications and data processing expenses, such as third-party systems, data, and software program providers.

Amortization expense in 2001 reflects the amortization of the goodwill recorded through mergers and acquisitions.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

In January 2002, 23 former institutional equity professionals of the Juda Group joined Sanders Morris Harris complementing our existing institutional division by increasing our customer base and by adding equity research coverage in areas that we did not previously serve.  Accordingly, the addition of the Juda Group is reflected in our operating results for the three months ended June 30, 2002, but not for the comparable second quarter in 2001.

Total revenues rose to $19.2 million in 2002 from $14.3 million in 2001 primarily due to an increase in commission revenue resulting from the addition of the former institutional equity professionals of the Juda Group.  Total expenses for the period increased to $17.6 million from $13.3 million in the previous year primarily due to compensation expenses related to the increase in revenues, and to the increase in other expenses associated with the addition of the Juda Group.  Equity in income of limited partnerships increased from $11,000 during the second quarter of 2001 to $193,000 during the second quarter of 2002, primarily due to increases in the values of certain securities held in the investment portfolios of the limited partnerships managed by the Company.  Net income for the three months ended June 30, 2002 increased to $1.1 million from $479,000 in 2001.  Approximately $549,000 of the increase in net income is attributable to a goodwill charge incurred in 2001 without a corresponding charge during 2002.  Basic and diluted earnings per share was $0.07 for the three months ended June 30, 2002 compared to $0.03 for the same period in 2001.

Commissions revenue increased to $11.4 million in 2002 from $6.0 million in 2001, primarily as a result of the addition of the Juda Group.  Principal transactions revenue totaled $612,000 in 2002 versus $2.9 million in 2001, mainly due to a decline in fixed income brokerage revenues from $2.6 million in 2001 to $385,000 during 2002.  This drop in revenues from fixed income brokerage is directly related to the relatively stable interest rate environment during the second quarter of 2002, compared to the declining interest rate scenario during the prior year period.  Investment banking revenue increased to $4.1 million in 2002 from $2.9 million in 2001, principally due to an increase in fees earned from the Company’s participation in various syndicates that underwrite and distribute securities.  Revenues from fiduciary, custodial and advisory fees increased to $1.9 million in 2002 from $1.6 million in 2001, reflecting an increase in fees earned from asset-based advisory services.  Interest and dividend income declined to $461,000 in 2002 from $498,000 in the same period last year reflecting a decline in interest rates from 2001 to 2002.  Other income increased from $394,000 during 2001 to $750,000 during 2002, due to an increase in interest earned on the Company’s cash balances and customer credit balances at the Company’s clearing brokers.

During the three months ended June 30, 2002, employee compensation and benefits, increased to $12.5 million from $8.4 million in the same period last year due to the increase in revenues and the addition of the Juda Group.  Floor brokerage, exchange and clearance fees increased to $1.1 million in 2002 from $849,000 in 2001 reflecting increased clearing and execution costs resulting from the additional trading volume attributable to the Juda Group.  Communication and data processing costs (including quotes and market data services) declined to $900,000 in 2002 from $982,000 in the same period last year reflecting the results of the Company’s efforts to improve the efficient use of purchased market data services, as well as the negotiation of lower prices for certain purchased services.  Occupancy costs increased to $1.2 million in 2002 from $932,000 in 2001 due to the additional rent expense for office leases for the Juda Group.  Due to adoption of SFAS No. 142 on January 1, 2002, the Company no longer amortizes goodwill.  During the second quarter of 2001, goodwill amortization totaled $549,000.  Other general and administrative expenses increased to $2 million from $1.6 million mainly due to the addition of the Juda Group.

The effective tax rate from operations was 37.4% for the three months ended June 30, 2002 compared to 53.9% for the three months ended June 30, 2001.  Our effective tax rate exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization in 2001 and state income taxes for both 2002 and 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Kissinger was acquired on April 5, 2001, hence their operating results are not included in the Company’s financial statements for the first three months of 2001.  The data for the six months ended June 30, 2002 reflects the operating results of Kissinger for the entire period.  The January 2, 2002 addition of the Juda Group is reflected in our operating results for the six months ended June 30, 2002, but not for the comparable first half of 2001.

Total revenues rose to $40 million in 2002 from $29.7 million in 2001 primarily due to an increase in revenues resulting from the addition of the Juda Group and from the acquisition of Kissinger.  Total expenses for the period increased to $35.9 million from $26.6 million in the previous year principally due to compensation expenses related to the increase in revenues, and to the increase in other expenses associated with the addition of the Juda Group and the acquisition of Kissinger.  Equity in income (loss) of limited partnerships increased from a loss of $165,000 during the first six months of 2001 to income of $817,000 during the first half of 2002, primarily due to increases in the values of certain securities held in the investment portfolios of the limited partnerships managed by the Company.  Net income for the six months ended June 30, 2002 increased to $3.1 million in 2002 from $1.4 million in 2001.  Approximately $1.1 million of the increase in net income is attributable to goodwill amortization incurred in 2001 without any corresponding amortization charge during 2002.  Basic and diluted earnings per share was $0.19 and $0.18, respectively, for the six months ended June 30, 2002 compared to $0.09 for the same period in 2001.

Commissions revenue increased to $21 million in 2002 from $12.6 millions in 2001, primarily as a result of the addition of the Juda Group. Principal transactions revenue totaled $5.4 million in 2002 versus $4.9 million in 2001.  The increase in principal transaction revenues represents a rise in revenues of $600,000 derived from fixed income brokerage, partially offset by a decline of $400,000 in the value of warrants received from investment banking transactions.  Investment banking revenue increased to $7.8 million in 2002 from $6.9 million in 2001, primarily due to an increase in fees earned from the Company’s participation in various syndicates that underwrite and distribute securities. Revenues from fiduciary, custodial and advisory fees increased from $3.2 million in 2001 to $3.6 million in 2002, mainly due to an increase in fees earned from asset-based advisory services. Interest and dividend income declined to $887,000 in 2002 from $1.2 million in the same period last year reflecting a decline in interest rates from 2001 to 2002.  Other income increased to $1.3 million in 2002 from $755,000 in 2001, due to an increase in interest earned on the Company’s cash balances and customer credit balances at the Company’s clearing brokers.

During the six months ended June 30, 2002, employee compensation and benefits increased to $25.9 million from $17.2 million in the same period last year due to the increase in revenues resulting from the addition of the Juda Group and the acquisition of Kissinger.  Floor brokerage, exchange and clearance fees increased to $2 million in 2002 from $1.7 million in 2001, reflecting increased clearing and execution costs resulting from the additional trading volume attributable to the Juda Group.  Communication and data processing costs, (including quotes and market data services) totaled $1.9 million for the six months ended June 30, 2002 and 2001.   Occupancy costs increased to $2.2 million in 2002 from $1.8 million in 2001 primarily due to the additional rent expense for office leases for the Juda Group and Kissinger.  Due to adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes goodwill.   During the first half of 2001, goodwill amortization totaled $1.1 million.  Other general and administrative expenses increased to $3.9 million from $2.9 million mainly due to the addition of the Juda Group and the acquisition of Kissinger.

The effective tax rate from operations was 37.9% for the six months ended June 30, 2002 compared to 55.8% for the six months ended June 30, 2001.  Our effective tax rate exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization in 2001 and state income taxes for both 2002 and 2001.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold.

At June 30, 2002, we had approximately $30.3 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 33% of our total assets at the end of the second quarter.

For the six months ended June 30, 2002, net cash provided by operations totaled $3.5 million versus cash used in operations of $6.3 million during the first half of 2001.  Accounts receivable increased by $6.8 million during the first half of 2001, primarily due to increases in management fees and notes receivable from the Company’s proprietary funds, and in notes receivable from other related parties.  Other liabilities, consisting of net liabilities of discontinued operations, declined by $1.8 million during the six months ended June 30, 2001, principally due to the sale of the remaining assets of Spires and the payment of final expenses associated with the disposition of Engineered Systems, Inc.  Accounts payable and accrued liabilities increased by $984,000 during the first six months of 2002, primarily due to increases in accrued compensation costs and dividends payable.

Capital expenditures for the first half of 2002 were $1.6 million, mainly for the purchase of furniture and computer equipment and software, as well as for leasehold improvements, necessary for our growth.  During the first six months of 2002, we reacquired 116,268 of our common shares at a total cost of approximately $582,000.

At June 30, 2002, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

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

Factors Affecting Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Acts”). These forward–looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward–looking statements. To comply with the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward–looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements, which could affect the demand for the Company’s services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of the Company’s trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel and (11) demand for the Company’s services. The Company does not undertake to publicly update or revise any forward–looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

At June 30, 2002, PMT had equity securities under management with a fair value of $456 million.  PMT’s fee income for the six months ended June 30, 2002 would have been reduced by approximately $103,000 assuming a hypothetical 10% decrease in the value of its equity securities under management.  PMT’s fee income could also be reduced from changes in interest rates to the extent that such changes reduce the carrying value of securities under management.  Additionally, PMT’s securities available for sale are recorded at a fair value of approximately $3.5 million at June 30, 2002.  These securities are subject to equity price risk.  These securities have an original cost of $3.7 million.  At June 30, 2002, the unrealized decline in market value totaling $202,000, less tax benefit of $71,000, has been included as a separate component of shareholders’ equity.

Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Management believes the unrealized losses are temporary at June 30, 2002.  However, a write-down accounted for as a realized loss may be necessary in the future.

SMH’s trading equity securities are marked to market on a daily basis.  At June 30, 2002, SMH’s trading equity securities were recorded at a fair value of approximately $1.1 million.  These trading equity securities are subject to equity price risk.  This risk would amount to approximately $110,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities.  The actual equity price risk related to the trading equity securities may differ substantially.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 30, 2002, the Company held its annual meeting of shareholders to:

(1)                                vote for election to the Company’s Board of Directors; and

(2)                                approve an amendment to the Company’s 1998 Incentive Plan to increase the number of shares of our common stock available for incentive awards or incentive stock options from the greater of 1,100,000 shares or 15% of the total number of shares of common stock outstanding to the greater of 4,000,000 shares or 25% of the total number of shares of common stock outstanding.  The results of the votes were as follows:

	Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Withheld	Number of Broker Non-Votes

Election of directors:

George L. Ball	14,311,439	—	472,813	—
Donald R. Campbell	14,347,851	—	436,401	—
Robert E. Garrison II	14,709,652	—	74,600	—
Titus H. Harris, Jr.	14,708,652	—	75,600	—
Ben T. Morris	14,709,652	—	74,600	—
Nolan Ryan	14,329,009	—	455,243	—
Don A. Sanders	14,708,852	—	75,400	—
John H. Styles	14,709,852	—	74,400	—
W. Blair Waltrip	14,441,697	—	342,555	—
Dan S. Wilford	14,709,352	—	74,900	—

	Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Abstained	Number of Broker Non-Votes
Approval to amend the Incentive Plan:	11,060,481	433,005	580,363	—

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 000-30066) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ending December 31, 1998 (File No. 000-30066) and incorporated herein by reference).
9.1

Sanders Morris Harris Group Inc. Capital Incentive Program (as amended and restated effective November 1, 2001) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-30066) and incorporated herein by reference).

*99.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b) Reports on Form 8–K.

On June 6, 2002, the Company filed a current report on Form 8-K relating to the election of two new directors, as well as the election of new corporate officers.

On June 7, 2002, the Company filed a current report on Form 8-K relating to the declaration by its board of directors of a cash dividend in the amount of $0.025 per share of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

		By	/s/ BEN T. MORRIS
Ben T. Morris
Chief Executive Officer

		By	/s/ RICK BERRY
Rick Berry
Chief Financial Officer
Date:	August 9, 2002