Form 10-Q
period 2002-09-30
SANDERS MORRIS HARRIS GROUP INC
filed 2002-11-12
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-30066

SANDERS MORRIS HARRIS GROUP INC.

(Exact name of registrant as specified in its charter)

Texas	76-0583569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 3000

Houston, Texas 77002

(Address of principal executive office)

(713) 993-4610

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       YES ☒    NO  ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 1, 2002, was 16,721,424.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$31,392	$30,410
Receivables, net of allowance of $295 and $285, respectively
Broker-dealers	862	540
Customers	1,407	1,918
Related parties	4,015	6,688
Other	844	631
Deposits with clearing brokers	250	250
Securities owned	12,944	12,153
Securities available for sale	3,163	1,691
Goodwill, net of accumulated amortization of $4,268	47,673	47,601
Furniture and equipment, net	3,714	1,924
Deferred income taxes, net	1,046	828
Other assets	1,105	675
Total assets	$108,415	$105,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$9,256	$8,538
Securities sold, not yet purchased	69	122
Other liabilities	205	315
Total liabilities	9,530	8,975

Commitments and contingencies

Minority interests	96	51

Shareholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,397,545 and 17,009,402 shares issued, respectively	174	170
Additional paid-in capital	110,093	109,159
Receivables for shares issued	(657)	(541)
Accumulated deficit	(5,861)	(8,766)
Accumulated other comprehensive loss	(323)	(57)
Unearned compensation	(1,574)	(1,097)
Treasury stock at cost, 691,006 and 597,038 shares, respectively	(3,063)	(2,585)
Total shareholders’ equity	98,789	96,283
Total liabilities and shareholders’ equity	$108,415	$105,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues:
Commissions	$11,644	$5,278	$32,676	$17,893
Principal transactions	1,574	1,175	6,969	6,096
Investment banking	1,318	2,521	9,080	9,453
Fiduciary, custodial and advisory fees	1,850	1,561	5,490	4,798
Interest and dividends	471	774	1,359	1,982
Other income	562	392	1,877	1,147
Total revenues	17,419	11,701	57,451	41,369

Expenses:
Employee compensation and benefits	11,530	9,002	37,415	26,226
Floor brokerage, exchange and clearance fees	1,047	724	3,034	2,444
Communications and data processing	1,190	976	3,094	2,826
Occupancy	1,114	1,109	3,312	2,913
Amortization of goodwill	—	562	—	1,614
Other general and administrative	1,958	1,833	5,907	4,773
Total expenses	16,839	14,206	52,762	40,796

Income (loss) before equity in income (loss) of limited partnerships, income taxes and minority interests	580	(2,505)	4,689	573
Equity in income (loss) of limited partnerships	(888)	1,106	(71)	941
	(308)	(1,399)	4,618	1,514
Benefit (provision) for income taxes	90	278	(1,743)	(1,336)
Minority interests in net loss of consolidated companies	52	115	30	197

Net income (loss)	$(166)	$(1,006)	$2,905	$375

Earnings (loss) per share:
Basic	$(0.01)	$(0.06)	$0.18	$0.02
Diluted	$(0.01)	$(0.06)	$0.17	$0.02

Weighted average common shares outstanding:
Basic	16,674,678	16,042,002	16,586,483	15,725,481
Diluted	16,674,678	16,042,002	16,812,364	15,855,625

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2002
(in thousands, except shares)
(unaudited)

	Amounts		Shares

Common stock
Balance, beginning of year	$170		17,009,402
Stock issued pursuant to employee benefit plan	4		388,143
Balance, end of period	174		17,397,545
Additional paid-in capital
Balance, beginning of year	$109,159
Stock issued pursuant to employee benefit plan	2,185
Dividends	(1,251)
Balance, end of period	110,093
Receivables for shares issued
Balance, beginning of year	$(541)
Collection of receivable	48
Issuance of restricted stock	(519)
Amortization of notes receivable	355
Balance, end of period	(657)
Accumulated deficit
Balance, beginning of year	$(8,766)
Net income	2,905	2,905
Balance, end of period	(5,861)	2,905
Accumulated other comprehensive loss
Balance, beginning of year	$(57)
Net change in unrealized depreciation on securities available for sale	(403)	(403)
Income tax benefit on change	137	137
Balance, end of period	(323)	(266)
Comprehensive income		2,639
Unearned compensation
Balance, beginning of year	$(1,097)
Net issuance of restricted stock	(966)
Amortization of unearned compensation	489
Balance, end of period	(1,574)
Treasury stock
Balance, beginning of year	$(2,585)		(597,038)
Acquisition of treasury stock	(642)		(131,244)
Issuance of treasury stock	164		37,276
Balance, end of period	(3,063)		(691,006)
Total shareholders’ equity and common shares outstanding	$98,789		16,706,539
The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
(in thousands)
(unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,905	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) loss on securities available for sale	(9)	1,256
Depreciation	625	883
Amortization of goodwill	—	1,614
Provision for bad debts	188	493
Compensation expense related to amortization of notes receivable and unearned compensation	844	90
Deferred income taxes	(81)	—
Minority interests in loss of consolidated companies	(30)	(197)
Changes in operating assets and liabilities:
Decrease in receivables	2,461	668
(Increase) decrease in securities owned	(791)	293
Increase in other assets	(430)	(2)
Decrease in securities sold, not yet purchased	(53)	(455)
Decrease in other liabilities	(47)	(1,828)
Decrease in payable to clearing broker-dealers	(63)	(18)
Increase (decrease) in accounts payable and accrued liabilities	229	(521)
Net cash provided by operating activities	5,748	2,651
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,415)	(549)
Acquisitions, net of cash acquired of $30	—	(35)
Proceeds from sale of discontinued operations	—	205
Purchase of securities available for sale	(2,346)	(829)
Proceeds from sales and maturities of securities available for sale	480	1,886
Net cash provided by (used in) investing activities	(4,281)	678
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(642)	(1,000)
Collection of receivable for shares issued	48	40
Proceeds from shares issued	868	751
Investment by minority interest	75	86
Distributions to minority interests	—	(33)
Dividends paid	(834)	—
Net cash used in financing activities	(485)	(156)
Net increase in cash and cash equivalents	982	3,173
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,410	25,059
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,392	$28,232
Noncash investing and financing activities:
Common stock issued for acquisitions	—	$4,208
Cash paid for income taxes	$3,377	$657

The accompanying notes are an integral part of the condensed consolidated financial statements.

Sanders Morris Harris Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.              BASIS OF PRESENTATION

Nature of Operations

Through its operating subsidiaries Pinnacle Management & Trust Co. (“PMT”), Sanders Morris Harris Inc. (“SMH”) and SMH Capital Advisors (“SMCA”), the Company provides a broad range of financial services, including institutional, prime and retail brokerage, investment banking, other investment banking services,  merchant banking, financial advisory, trust related services, investment management and financial planning. The Company serves a diverse group of institutional, corporate and individual clients.

The Company merged with and acquired its operating subsidiaries in 2001, 2000 and 1999.  The acquisitions were accounted for using the purchase method.

Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at September 30, 2002, our results of operations for the three and nine months ended September 30, 2002 and 2001, and our cash flows for the nine months ended September 30, 2002 and 2001.  All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Effects of Recently Issued Accounting Standards

SFAS No. 141 entitled “Business Combinations” was issued in June 2001 and became effective July 1, 2001.  SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition.  SFAS No. 142 entitled “Goodwill and Other Intangible Assets” was also issued in June 2001, in concert with SFAS No. 141.  SFAS No. 142 became effective for us on January 1, 2002.  As a result, the Company ceased all goodwill amortization and did not recognize $1.7 million of goodwill amortization expense that would have been recognized in the first nine months of 2002 under the previous accounting standards.

The following table presents the impact of SFAS No. 142 on net income and net income per share had the standard been in effect for the first nine months of 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
Reported net income (loss)	$(166)	$(1,006)	$2,905	$375
Adjustment:
Amortization of goodwill	—	562	—	1,614
Adjusted net income (loss)	$(166)	$(444)	$2,905	$1,989

Reported net income (loss) per share - basic	$(0.01)	$(0.06)	$0.18	$0.02
Adjusted net income (loss) per share - basic	$(0.01)	$(0.03)	$0.18	$0.13

Reported net income (loss) per share - diluted	$(0.01)	$(0.06)	$0.17	$0.02
Adjusted net income (loss) per share - diluted	$(0.01)	$(0.03)	$0.17	$0.13

In accordance with SFAS No. 142, the Company completed transitional impairment tests during the second quarter of fiscal 2002.  The tests consisted of two steps.  First, total goodwill of $47.6 million as of December 31, 2001 was allocated to the various reporting units in order to determine the carrying values of the different units.  Next, the fair values of the reporting units were assessed.  Goodwill totaling $38.7 million, $5.7 million, and $3.2 million was allocated to the Company’s SMH, PMT and SMCA subsidiaries, respectively.  The Company used several methods to value the reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and industry guidelines for the valuation of private companies in a similar business.  The Company determined that the fair values of the three reporting units exceeded their carrying values; therefore goodwill does not appear to be impaired as of December 31, 2001.  SFAS No. 142 requires SMHG to perform goodwill impairment tests on at least an annual basis.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

As of the date of adoption, the Company had unamortized goodwill in the amount of $47.6 million.  Amortization expense related to goodwill was $2.2 million for the year ended December 31, 2001, $562,000 for the three months ended September 30, 2001 and $1.6 million for the nine months ended September 30, 2001.

Reclassifications

Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform them with the 2002 presentation.   The reclassifications had no effect on accumulated deficit, results of operations or cash flows as previously reported.

2.              ACQUISITIONS

        On April 5, 2001, the Company acquired Kissinger Financial Services, Inc. (“Kissinger”), a Baltimore, Maryland based financial planning firm.  Kissinger was subsequently merged into SMH Capital Advisors.

        The following summarized unaudited financial information presents the nine months ended September 30, 2001 as if the above transaction occurred on January 1, 2001 compared to the actual results for the nine months ended September 30, 2002:

	Nine Months Ended
	September 30,
	Actual	Proforma
	2002	2001
	(in thousands, except
	per share amounts)

Revenues	$57,451	$41,874
Net income	2,905	288

Basic earnings per share	$0.18	$0.02
Diluted earnings per share	$0.17	$0.02

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

        During January 2002, the former institutional equity unit of Sutro and Co. (the “New Institutional Group”) joined the Company.  This group complemented Sanders Morris Harris’ existing institutional division by increasing our sales and trading base and by adding equity research in areas we did not previously cover.

3.              SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

        Securities owned and securities sold, not yet purchased as of September 30, 2002 were as follows:

		Sold, Not Yet
	Owned	Purchased
	(in thousands)
Marketable:
Corporate stocks (cost $567)	$149	$(69)
Corporate bonds and commercial paper (cost $1,446)	1,390	—

Not readily marketable:
Partnerships (cost $4,079)	6,743	—
Corporate stocks and warrants (cost $3,402)	4,662	—
	$12,944	$(69)

        Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.  Not readily marketable securities consist of investments in limited partnerships, equities, options and warrants.  The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., and Life Sciences Opportunity Fund, L.P.

4.              SECURITIES AVAILABLE FOR SALE

Securities available for sale at September 30, 2002 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. Government and agency obligations	$1,310	$18	$(2)	$1,326
Corporate bonds	100	5	—	105
Marketable equity securities	2,247	19	(534)	1,732
Total	$3,657	$42	$(536)	$3,163

The contractual maturities of debt securities available for sale at September 30, 2002 were as follows:

Due before 5 years	$1,326
Due after 5 years through 10 years	105
$1,431

Gross gains on sales of securities available for sale were $23,000 and $130,000 for the nine months ended September 30, 2002 and 2001, respectively.  Gross realized losses, including unrealized permanent impairment losses, on securities available for sale were $14,000 and $1.4 million for the nine months ended September 30, 2002 and 2001, respectively.

5.              INCOME TAXES

        The differences between the effective tax rate reflected in the income tax (benefit) provision from operations and the statutory federal rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)

Tax computed using the statutory rate	$(87)	$(436)	$1,580	$582
Nondeductible amortization of goodwill	—	191	—	549
State income taxes and other	(3)	(33)	163	205
Total	$(90)	$(278)	$1,743	$1,336

6.              COMMITMENTS AND CONTINGENCIES

        There were no firm underwriting commitments open at September 30, 2002.

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

        The Company has uncommitted financing arrangements with clearing brokers who finance customer accounts, certain broker-dealer balances and firm trading positions.  Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheet for financial accounting and reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts.  The Company is required to maintain certain cash or securities on deposit with its clearing brokers.

7.              EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per–share computations for the periods indicated were as follows:

	Three Months Ended September 30,
	2002	2001
	(in thousands, except share and per share amounts)
Computation of basic and diluted loss per common share for the three months ended September 30:
Net loss	$(166)	$(1,006)
Weighted average number of common shares outstanding	16,674,678	16,042,002
Common shares issuable under stock option plan	—	—
Less shares assumed repurchased with proceeds	—	—
Weighted average common shares outstanding	16,674,678	16,042,002
Basic and diluted loss per common share	$(0.01)	$(0.06)

	Nine Months Ended September 30,
	2002	2001
	(in thousands, except share and per share amounts)
Computation of basic and diluted earnings per common share for the nine months ended September 30:
Net income	$2,905	$375
Weighted average number of common shares outstanding	16,586,483	15,725,481
Common shares issuable under stock option plan	1,253,848	1,098,743
Less shares assumed repurchased with proceeds	(1,027,967)	(968,599)
Weighted average common shares outstanding	16,812,364	15,855,625
Basic earnings per common share	$0.18	$0.02
Diluted earnings per common share	$0.17	$0.02

Stock options outstanding of 210,000 and 50,000, respectively, have not been included in diluted earnings per common share for the nine months ended September 30, 2002 and 2001 because their inclusion would have been antidilutive for the periods presented.  All stock options outstanding have not been included in diluted loss per share for the three months ended September 30, 2002 and 2001 because their inclusion would have been antidilutive for the periods presented.

8.              BUSINESS SEGMENT INFORMATION

        The Company’s businesses operate in two reportable business segments.  The Company’s investment banking and brokerage segment includes the operations of SMH.  SMH is an investment banking and brokerage firm whose activities primarily include securities underwriting,  other investment banking services, private placements, and institutional, prime and retail brokerage.  The Company’s asset management segment includes the operations of PMT and SMH Capital Advisors.   PMT is a state chartered trust company providing a variety of trust services, including investment management, estate settlement and retirement planning.  SMH Capital Advisors provides financial planning services to individuals and asset management services to investors with an emphasis on fixed income securities.  The following summarizes certain financial information of each reportable segment for the three and nine months ended September 30, 2002 and 2001, respectively.

	Investment
	Banking and	Asset	Corporate	Consolidated
(in thousands)	Brokerage	Management	and Other	Total
Three Months Ended September 30, 2002
Revenues	$15,886	$1,489	$44	$17,419
Amortization of goodwill	—	—	—	—
Other expenses	(14,943)	(1,336)	(560)	(16,839)
Income (loss) before equity in loss of limited partnerships, income taxes and minority interests	943	153	(516)	580
Equity in loss of limited partnerships	(709)	—	(179)	(888)
Income (loss) before income taxes and minority interests	$234	$153	$(695)	$(308)

Three Months Ended September 30, 2001
Revenues	$11,482	$114	$105	$11,701
Amortization of goodwill	(352)	—	(210)	(562)
Other expenses	(12,017)	(1,035)	(592)	(13,644)
Loss before equity in income of limited partnerships, income taxes and minority interests	(887)	(921)	(697)	(2,505)
Equity in income of limited partnerships	1,106	—	—	1,106
Income (loss) before income taxes and minority interests	$219	$(921)	$(697)	$(1,399)

	Investment
	Banking and	Asset	Corporate	Consolidated
(in thousands)	Brokerage	Management	and Other	Total
Nine Months Ended September 30, 2002
Revenues	$53,005	$4,382	$64	$57,451
Amortization of goodwill	—	—		—
Other expenses	(47,230)	(3,757)	(1,775)	(52,762)
Income (loss) before equity in income (loss) of limited partnerships, income taxes and minority interests	5,775	625	(1,711)	4,689
Equity in income (loss) of limited partnerships	36	—	(107)	(71)
Income (loss) before income taxes and minority interests	$5,811	$625	$(1,818)	$4,618

Nine Months Ended September 30, 2001
Revenues	$39,108	$1,953	$308	$41,369
Amortization of goodwill	(1,034)	—	(580)	(1,614)
Other expenses	(34,815)	(2,753)	(1,614)	(39,182)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	3,259	(800)	(1,886)	573
Equity in income of limited partnerships	941	—	—	941
Income (loss) before income taxes and minority interests	$4,200	$(800)	$(1,886)	$1,514

	Investment
	Banking and	Asset	Corporate	Consolidated
(in thousands)	Brokerage	Management	and Other	Total
Total assets as of September 30, 2002	$71,601	$5,899	$30,915	$108,415
Total assets as of December 31, 2001	$67,408	$5,997	$31,904	$105,309

9.              EMPLOYEE BENEFIT PLANS

Under its 1998 Incentive Plan, as amended, the Company has reserved 25% of the issued and outstanding Common Stock of the Company, or 4,000,000 shares of Common Stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan.  The Company had 1,570,000 shares of Common Stock available for grant under the Incentive Plan at September 30, 2002.

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

Restricted and Capital Incentive Plan (“CIP”)

Effective January 2, 2001, the Company adopted the CIP under its Incentive Plan in which eligible employees may purchase shares of the Company’s restricted common stock at a price equal to 66.7% of the 20-day average of the closing sales prices for a share of the Company’s common stock, ending on the day prior to the date the shares are issued.  The CIP was amended effective November 1, 2001 to include eligible consultants as potential participants under the program.

All shares issued are valued at the closing price on the date the shares are issued.  Consideration paid through the deferral of salaries, commissions, or discretionary bonuses is recorded as compensation expense on the date the shares are issued.  The difference between the value of the shares issued and the consideration paid is recorded as unearned compensation and is shown as a separate component of shareholders’ equity.  Additionally, shares are issued under the Incentive Plan in conjunction with notes receivable, which are also shown as a separate component of shareholders’ equity. Unearned compensation and the notes receivable are amortized to compensation expense over the three-year vesting periods.

The following summarizes certain information related to the CIP for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(in thousands, except shares)		(in thousands, except shares)

Number of shares issued	53,419	114,191	368,954	254,293
Value of shares issued	$325	$572	$2,066	$1,489
Additions to unearned compensation	251	108	966	503
Additions to notes receivable	—	235	519	235
Amortization of unearned compensation	200	36	489	61
Amortization of notes receivable	122	29	355	29

10.  RELATED PARTIES

The Company had receivables from related parties totaling $4.0 million at September 30, 2002, primarily consisting of $924,000 of unpaid management fees earned on the Company’s investments in limited partnerships and $2.6 million of notes receivable from employees and consultants.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and their related notes.

General

        We provide diversified financial services through our subsidiaries, including institutional, prime and retail brokerage, investment banking, merchant banking, financial advisory, trust related services, investment management and financial planning. All of these activities are highly competitive and are sensitive to many factors outside our control, including those factors listed under “Factors Affecting Forward-Looking Statements.”

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

        On January 2, 2002, the former institutional equity unit of Sutro & Co. (the “New Institutional Group”) joined Sanders Morris Harris.  The financial information for the New Institutional Group has been included in our consolidated financial statements from January 1, 2002.

Components of Revenues and Expenses

        Revenues.      Our revenues are comprised primarily of (1) commission revenue from retail, prime and institutional brokerage transactions, (2) fees from asset-based advisory services, (3) principal and agent transactions, (4) investment banking revenue from corporate finance fees, public and private offerings, mergers and acquisitions, merchant banking and (5) fees from asset management, financial planning and fiduciary services.  We also earn interest on the cash held and dividends received from the equity securities held by us for our corporate capital accounts and have realized and unrealized gains (or losses) on securities in our inventory account.  Interest income results from interest earned on our inventories of fixed income securities prior to sale, and from interest and dividends earned on investments in our capital accounts.

        Expenses.      Our expenses consist of (1) employee compensation and benefits, (2) brokerage and clearing costs, and (3) other expenses.  Compensation and benefits have both a variable component based on revenue production and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides, and trading desk incentives.  Retail and institutional commissions are based on a competitive commission schedule.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.  Compensation and benefits is our largest expense item and includes wages, salaries and benefits. During the first nine months of 2002, compensation and benefits represented 71% of total expenses, and 65% of total revenues compared to 64% of total expenses, and 63% of total revenues during the comparable period in 2001.

        Brokerage and clearance expenses include clearing and trade execution costs associated with the retail, prime and institutional brokerage business at SMH.  SMH clears its transactions primarily through the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation, a Credit Suisse First Boston Company, and other clearing brokers.

Other expenses include (1) occupancy and equipment expenses, such as rent and utility charges for facilities, and (2) communications and data processing expenses, such as third-party systems, quotes, market data and software program providers.

Amortization expense in 2001 reflects the amortization of the goodwill recorded through mergers and acquisitions.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

The January 2, 2002 addition of the New Institutional Group is reflected in our operating results for the three months ended September 30, 2002, but not for the comparable third quarter in 2001.

Total revenues rose 48.7% to $17.4 million in 2002 from $11.7 million in 2001 primarily due to an increase in commission revenue resulting from the addition of the former institutional equity professionals of the New Institutional Group and growth in revenues from prime brokerage services.   Additionally, the 2001 period was adversely affected by the events of September 11, 2001 and the subsequent disruption to the capital markets (including closure of the markets for four days during the period).  Total expenses for the period increased 18.3% to $16.8 million from $14.2 million in the previous year primarily due to compensation expenses related to the increase in revenues, and to the increase in other expenses associated with the addition of the New Institutional Group.  Equity in income (loss) of limited partnerships declined from income of $1.1 million during the third quarter of 2001 to a loss of $888,000 during the third quarter of 2002, due to decreases in the Company’s share of the values of securities held in the investment portfolios of the limited partnerships managed by the Company.  Net loss for the three month period ended September 30, 2002 declined to $166,000 from $1 million in 2001.  Approximately $562,000 of the reduced net loss is attributable to a goodwill charge incurred in 2001 without a corresponding charge during 2002.  Basic and diluted loss per share was $(0.01) for the three months ended September 30, 2002 compared to $(0.06) for the same period in 2001.

Commissions revenue increased to $11.6 million in 2002 from $5.3 million in 2001, primarily as a result of the addition of the New Institutional Group and growth in revenues from prime brokerage services.  Principal transactions revenue totaled $1.6 million in 2002 versus $1.2 million in 2001.   Revenues from fixed income brokerage declined to $1.4 million during the third quarter of 2002 from $3.0 million during the comparable prior year quarter due to the reduced impact on the mortgage-related securities market caused by stabilizing interest rates in the current year, compared to declining interest rates during 2001.  The decline in fixed income revenues was offset by an improvement in net gains (losses) on the Company’s investment portfolios.  During 2001, the Company recognized permanent impairment losses on its securities available for sale portfolio of $1.1 million.  Investment banking revenue declined to $1.3 million in 2002 from $2.5 million in 2001, principally due to a decline in fees earned from other investment banking services.  Revenues from fiduciary, custodial and advisory fees increased to $1.9 million in 2002 from $1.6 million in 2001, reflecting an increase in fees earned from asset-based advisory services.  Interest and dividend income declined to $471,000 in 2002 from $774,000 in the same period last year reflecting a decline in interest rates from 2001 to 2002.  Other income increased from $392,000 during 2001 to $562,000 during 2002, due to an increase in interest earned on the Company’s cash balances and customer credit balances at its clearing brokers.

During the three months ended September 30, 2002, employee compensation and benefits, increased to $11.5 million from $9.0 million in the same period last year due to the increase in revenues and the addition of the New Institutional Group.  Floor brokerage, exchange and clearance fees increased to $1.0 million in 2002 from $724,000 in 2001 reflecting increased clearing and execution costs resulting from the additional trading volume attributable to the New Institutional Group and to the growth in revenues from prime brokerage services.  Communication and data processing costs increased to $1.2 million in 2002 from $1.0 million in the same period last year reflecting the increase in personnel and trading volumes related to the New Institutional Group.   Occupancy costs totaled $1.1 million in both 2002 and 2001.  Due to adoption of SFAS No. 142 on January 1, 2002, the Company no longer amortizes goodwill.  During the third quarter of

2001, goodwill amortization totaled $562,000.  Other general and administrative expenses increased to $2.0 million from $1.8 million mainly due to the addition of the New Institutional Group.

The effective tax rate from operations was 35.2% (benefit) for the three months ended September 30, 2002 compared to 21.7% (benefit) for the three months ended September 30, 2001.  Our effective tax rate for the three months ended September 30, 2001 differs from that of the third quarter of 2002 mainly due to the inclusion of nondeductible goodwill amortization.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

          Kissinger was acquired on April 5, 2001, hence its operating results are not included in the Company’s financial statements for the first three months of 2001.  The data for the nine months ended September 30, 2002 reflects the operating results of Kissinger for the entire period.  The January 2, 2002 addition of the New Institutional Group is reflected in our operating results for the nine months ended September 30, 2002, but not for the comparable period in 2001.

          Total revenues rose 38.9% to $57.5 million in 2002 from $41.4 million in 2001 primarily due to an increase in revenues resulting from the addition of the New Institutional Group, the acquisition of Kissinger and revenue growth from prime brokerage services.  Total expenses for the period increased 29.4% to $52.8 million from $40.8 million in the previous year, principally due to compensation expenses related to the increase in revenues, and to the increase in other expenses associated with the addition of the New Institutional Group and the acquisition of Kissinger.  Equity in income (loss) of limited partnerships declined from income of $941,000 during the first nine months of 2001 to a loss of $71,000 during the first three quarters of 2002.  This decline was caused by the Company’s share of reductions in the values of securities held in the investment portfolios of the limited partnerships managed by the Company.  Net income for the nine months ended September 30, 2002 increased to $2.9 million in 2002 from $375,000 in 2001.  Approximately $1.6 million of the increase in net income is attributable to goodwill amortization incurred in 2001 without any corresponding amortization charge during 2002.  Basic and diluted earnings per share was $0.18 and $0.17, respectively, for the nine months ended September 30, 2002 compared to $0.02 for the same period in 2001.

          Commissions revenue increased to $32.7 million in 2002 from $17.9 million in 2001, primarily as a result of the addition of the New Institutional Group and growth from prime brokerage services.  Principal transactions revenue totaled $7.0 million in 2002 versus $6.1 million in 2001.  A decline in fixed income brokerage revenues to $5.6 million during the first three quarters of 2002, from $6.7 million during the prior year period was offset by an improvement in net gains (losses) on the Company’s investment portfolios.  During 2001, the Company recognized permanent impairment losses on its securities available for sale portfolio of $1.3 million.  Investment banking revenue declined to $9.1 million in 2002 from $9.5 million in 2001.  Revenues from fiduciary, custodial and advisory fees increased from $4.8 million in 2001 to $5.5 million in 2002, mainly due to an increase in fees earned from asset-based advisory services. Interest and dividend income declined to $1.4 million in 2002 from $2.0 million in the same period last year reflecting a decline in interest rates from 2001 to 2002.  Other income increased to $1.9 million in 2002 from $1.1 million in 2001, due to an increase in interest earned on the Company’s cash balances and customer credit balances at the Company’s clearing brokers.

          During the nine months ended September 30, 2002, employee compensation and benefits increased to $37.4  million from $26.2 million in the same period last year due to the increase in revenues resulting from the addition of the New Institutional Group and the acquisition of Kissinger.  Floor brokerage, exchange and clearance fees increased to $3.0 million in 2002 from $2.4 million in 2001, reflecting increased clearing and execution costs resulting from the additional trading volume attributable to the New Institutional Group and to growth in revenues from prime brokerage.   Communication and data processing costs totaled $3.1 million for the nine months ended September 30, 2002 compared to $2.8 million in the prior year period reflecting the increase in personnel and trading volumes related to the New Institutional Group.  Occupancy costs increased to $3.3 million in 2002 from $2.9 million in 2001 primarily due to the additional rent expense for office leases for the New Institutional Group and Kissinger.  Due to adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes goodwill.   During the first three quarters of 2001, goodwill amortization totaled $1.6 million.  Other general and administrative expenses increased to $5.9 million from $4.8 million mainly due to the addition of the New Institutional Group and the acquisition of Kissinger.

          The effective tax rate from operations was 37.5% for the nine months ended September 30, 2002 compared to 78.1% for the nine months ended September 30, 2001.  Our effective tax rate exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization in 2001 and state income taxes for both 2002 and 2001.

Liquidity and Capital Resources

        We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold.

        At September 30, 2002, we had approximately $31.4 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 44.9% of our total assets at the end of the third quarter.

        For the nine months ended September 30, 2002, net cash provided by operations totaled $5.7 million versus $2.7 million during the first nine months of 2001.  Other liabilities, consisting of net liabilities of discontinued operations, declined by $1.8 million during the nine months ended September 30, 2001, principally due to the sale of the remaining assets of Spires and the payment of final expenses associated with the disposition of Engineered Systems, Inc.  Accounts receivable declined by $2.5 million during the first nine months of 2002, primarily due to payments of management fees owed to the Company by the limited partnerships, and the payment and amortization of notes receivable from other related parties.

        Capital expenditures for the first three quarters of 2002 were $2.4 million, mainly for the purchase of furniture and computer equipment and software, as well as for leasehold improvements, necessary for our growth.  During the first nine months of 2002, we reacquired 131,244 of our common shares at a total cost of approximately $642,000.

        At September 30, 2002, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

At September 30, 2002, PMT had equity securities under management with a fair value of $382 million.  PMT’s fee income for the nine months ended September 30, 2002 would have been reduced by approximately $128,000 assuming a hypothetical 10% decrease in the value of its equity securities under management.  PMT’s securities available for sale are recorded at a fair value of approximately $3.2 million at September 30, 2002.  These securities are subject to equity price risk.  These securities have an original cost of $3.7 million.  At September 30, 2002, the unrealized decline in market value totaling $494,000, less tax benefit of $171,000, has been included as a separate component of shareholders’ equity.

Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Management believes the unrealized losses are temporary at September 30, 2002.  However, a write-down accounted for as a realized loss may be necessary in the future.

        The Company’s trading equity and debt securities are marked to market on a daily basis.  At September 30, 2002, the Company’s trading equity and debt securities were recorded at a fair value of approximately $1.5 million.  These trading equity and debt securities are subject to equity price risk.  This risk would amount to approximately $154,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity and debt securities.  The actual equity price risk related to the trading equity and debt securities may differ substantially.

Item 4.  Controls and Procedures

        Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.  There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

Item 6.  Exhibits and Reports on Form 8–K

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

* Filed herewith.

(b) Reports on Form 8–K.

On August 28, 2002, the Company filed a current report on Form 8-K relating to the declaration by its board of directors of a cash dividend in the amount of $0.025 per share of common stock.

On September 19, 2002, the Company filed a current report on Form 8-K for the purpose of updating the description of its capital stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

By	/s/ BEN T. MORRIS
Ben T. Morris
Chief Executive Officer

By	/s/ RICK BERRY
Rick Berry
Chief Financial Officer

Date:      November  11, 2002

CERTIFICATIONS

I, Ben T. Morris, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Sanders Morris Harris Group Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 11, 2002

/s/ BEN T. MORRIS
Ben T. Morris
Chief Executive Officer

I, Rick Berry, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Sanders Morris Harris Group Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 11, 2002

/s/ RICK BERRY
Rick Berry
Chief Financial Officer