Form 10-K
period 2002-12-31
SANDERS MORRIS HARRIS GROUP INC
filed 2003-03-28
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30066

Sanders Morris Harris Group Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0583569
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 3100

Houston, Texas 77002

(Address of principal executive office)

Registrant’s telephone number, including area code: (713) 993-4610

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of March 25, 2003, the registrant had 16,899,341 outstanding shares of Common Stock, par value $0.01 per share, and at such date, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant was $102.2 million.  For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 2003 Annual Meeting of Shareholders (the “Proxy Statement”) and filed pursuant to Regulation 14A is incorporated herein by Reference into Part III of this report.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I.

Item 1.  Business

General

Sanders Morris Harris Group Inc. (“SMHG”) provides a broad range of financial services through its wholly owned operating subsidiaries.  Our financial services include institutional, prime and retail brokerage, investment banking, merchant banking, trust related services, asset management and financial planning.  We serve a diverse group of institutional, corporate and individual clients.

On May 22, 2001, our shareholders voted to change our name from Pinnacle Global Group, Inc. to Sanders Morris Harris Group Inc. to present a more cohesive group identity to our clients and the investment community as a whole.

We are the successor issuer to TEI, Inc., (“TEI”), which is now a wholly owned subsidiary.  In January 1999, TEI combined with Harris Webb & Garrison, Inc., a full service regional investment banking, brokerage and financial services firm serving the southwestern United States; Pinnacle Management & Trust Co., a Texas state chartered trust company and investment management firm; and Spires Financial, L.P., a regional institutional brokerage services and investment banking firm specializing in fixed-income securities and whole loan and loan servicing transactions.  Pinnacle Global Group emerged as the new public holding company.

In January 2000, Harris Webb & Garrison was merged with Sanders Morris Mundy Inc., an investment banking and brokerage firm based in Houston, Texas.  Sanders Morris Mundy survived the merger, was renamed “Sanders Morris Harris Inc.” and became our wholly owned subsidiary.

The operations of Spires Financial were discontinued in June 2000 due to departures of certain key employees and changes in the mortgage-backed securities market resulting in part from interest rate increases.

We acquired Blackford Securities Corporation in June 2000.  Blackford, based in Garden City, New York, specializes in providing prime brokerage and execution services to investment partnerships and hedge funds.  Blackford was merged into Sanders Morris Harris.

In October 2000, we acquired the Cummer/Moyers companies.  Based in Ft. Worth, Texas, Cummer/Moyers specializes in providing investment advisory services with a focus on fixed income securities to institutional and individual clients.  Cummer/Moyers was later renamed “SMH Capital Advisors”.

We acquired Kissinger Financial Services, a Baltimore, Maryland based financial planning firm in April 2001.  Kissinger was merged into SMH Capital Advisors.

In January 2002, the former institutional equity unit of Sutro & Co. (the “New Institutional Group”) joined Sanders Morris Harris.  The New Institutional Group complemented Sanders Morris Harris’ existing institutional division by increasing our customer base and by adding equity research coverage in areas that we did not previously serve.

In April 2002, the investment professionals of Douglas-Noyes joined the Company.  Douglas-Noyes provides asset management services with a focus on portfolios having a concentration on large cap equities with a potential for growth.

The historical financial information contained in this document includes the results of operations and financial position of our current businesses from the dates of acquisition, except for our discontinued businesses.

Business Strategy

Our business strategy is to (1) increase our asset management business; (2) increase our capital markets activities; (3) improve the profitability of our brokerage operations;  (4) enhance the range of financial services we offer our clients; and (5) supplement internal growth with strategic acquisitions.  We believe certain cross-selling opportunities exist among the financial services firms, and certain unquantified potential operating efficiencies will also be available.  The principal elements of our business strategy are:

•                  Increase Asset Management Business.  We intend to grow through expansion of our asset management business, including prime brokerage and related services by improving the interface between our asset management operations and our brokerage subsidiaries, and by increasing the assets under our management through acquisitions and internal growth.

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

•                  Supplement Growth with Strategic Acquisitions.  We plan to actively pursue opportunities to acquire or combine with other firms with complementary businesses to strengthen or expand our geographic or product offering base.  Our management believes that attractive acquisition opportunities exist, particularly among smaller, specialized regional financial firms that want to affiliate with a larger company while still retaining their identity and entrepreneurial culture.  In addition, we believe that the consolidation trend in the financial services industry will allow us to hire proven financial professionals who prefer the ambience and opportunities inherent in a creative regional firm.  Management believes that acquisitions may also allow us to realize cost benefits by leveraging our infrastructure.

Services

We provide our financial services through our operating subsidiaries — Sanders Morris Harris, Pinnacle Management & Trust, and SMH Capital Advisors.  The financial services offered by each of these entities are described below.

Sanders Morris Harris “SMH”

General.  Sanders Morris Harris provides a range of financial services including institutional, prime and retail brokerage, investment research, investment banking, merchant banking and market making.  Additionally, SMH has organized and holds an interest in a number of proprietary funds that invest primarily in small to medium capitalization companies in a number of industries.

Private Client.  Our strategic plan in the private client business is to attract and retain experienced financial advisors, especially those able to utilize our sophisticated investment programs.  Our private client business is focused on high net worth individuals with whom we have developed and maintained relationships over time.  As a full service broker, we offer our private clients brokerage services relating to corporate debt and equity securities, including the securities of companies followed by our research analysts, underwritings that we co-manage or in which we participate, private placements of securities in which we serve as placement agent, mutual funds, 401(k) plans, wrap-fee programs, money market funds and insurance products.  Commissions are charged on agency transactions in exchange-listed securities and securities quoted on the Nasdaq National Market or in the over-the-counter market.  In addition to retail commissions, we generate fee revenue from asset-based advisory services and managed accounts where the charges are based on a percentage of the assets held in the client’s account in lieu of commissions on a transaction-by-transaction basis.

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

At December 31, 2002, we employed 28 Series 7-licensed retail brokers who average over 15 years experience in the securities brokerage business.  Another 33 Series 7-licensed retail brokers are affiliated with the Company through our Sanders Morris Harris Partners division.  We generally do not hire inexperienced brokers or trainees to work as retail brokers.  We believe we can attract and retain experienced brokers by providing them with a high level of support, a corporate culture that encourages performance, employee stock ownership, advanced technologies, competitive compensation packages and the opportunity for them and their clients to participate in private placements and public offerings of securities we manage or underwrite.

Institutional Brokerage.  Our institutional stock brokerage strategy is to provide equity research coverage and trading services focused on companies with a presence in the United States.  Our clients are a broad array of institutions throughout North America, Europe and Asia.  Areas of concentration include the construction industry, financial services, biotechnology and healthcare, oil and gas exploration and production, oilfield services, pipelines, entertainment and media, retailing and technology.  We provide our institutional clients with research and execution trading services in both exchange-listed equity securities and equity securities quoted on Nasdaq.  We also distribute to institutional clients equity securities from offerings that we co-manage or underwrite.  Our institutional clients include banks, retirement funds, mutual funds, endowments, investment advisors and insurance companies.  At December 31, 2002, we had  31 professionals performing institutional brokerage services in Houston, New York, Los Angeles, San Francisco and Denver.

Investment Research.  We use our proprietary equity research analysis to drive or assist a large portion of our business.  This analysis is based on economic fundamentals, using tools such as price-to-earnings multiples, price-to-book value comparisons, both absolute and relative to historic norms, and our research department’s own earnings forecasts.  We intend to rely primarily on our own research rather than on research products purchased from outside research organizations.  We believe that the services provided by our research department have a significant impact on our revenue-generating activities, including retail and institutional brokerage.

Prime Brokerage.  The brokerage industry has developed a service known as prime brokerage in which a customer maintains a cash or margin account with a prime broker to record transactions executed at one or more executing brokers.  We provide trade execution, clearing, bookkeeping, reporting, custodial, borrowing, research and fund raising services for our prime brokerage customers.  By providing these back office services to our customers, we allow them the opportunity to focus on managing assets and generating returns for their clients.  At December 31, 2002, we had a total of 19 professionals performing prime brokerage services in New York.

Fixed Income Brokerage.  Through our fixed income division, we provide brokerage services to institutional clients relating primarily to fixed-income securities, such as municipal securities, U.S. government and agency securities, mortgage-related securities, including those issued through Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp., and corporate investment-grade and high-yield bonds.  Commissions are charged on all institutional securities transactions based on rates formulated by SMH.  At December 31, 2002, our fixed income division consisted of 13 professionals.

Rather than trading a wide variety of securities in direct competition with Wall Street firms, we have developed a niche strategy to trade certain fixed-income securities, including U.S. government securities, certain mortgage related securities and collateralized mortgage obligations.  In our trading activities, we generally deal with institutional clients.  We buy and sell round-lot and odd-lot positions, and act as market-maker in those positions.  Many of our counterparties in these transactions are other broker-dealers.

We are also active as a secondary market broker for residential, consumer and commercial loans, and derive revenue from the placement of mortgage loans and servicing.

Investment Banking and Underwriting Activities.  Our investment banking strategy is to build a balanced mix of corporate securities underwriting, private financings and financial advisory services.  We believe the number and dollar amount of underwritings and private placements in which we participate will contribute significantly to increased public and industry awareness of our company, and will result in increased demand for our investment banking and corporate advisory services.  At December 31, 2002, we had 19 professionals performing investment banking services in Houston and New York.

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

We also serve as placement agent or financial advisor in private placements of securities under a variety of fee structures depending on the amount and type of capital raised, including cash and equity contingent fees, cash and equity non-contingent fees, adjustable cash and equity fees or a combination of two or more of the foregoing.   Our officers and directors have in the past, and expect in the future, to invest in the securities involved in the private placement on the same basis as other investors, where suitable and permitted by applicable law and regulations.  We believe these co-investments create an identity of interest with our investors, and thus benefit them.

Our financial advisory services include advising on mergers, acquisitions and divestitures, fairness opinions, and financing strategies.  We also provide valuations, litigation support and financial consulting services.  These financial advisory services are typically provided to emerging or middle market companies in the southwestern United States.

Proprietary Funds.  Sanders Morris Harris has organized nine private equity funds, which have raised $192 million as of December 31, 2002.  These funds are organized for the purpose of purchasing, selling and investing in securities, primarily in equity or equity-linked securities, interest-bearing debt securities and debt securities convertible into common stock.  We invest primarily in small to medium capitalization companies, both public and private, that we believe are either significantly undervalued relative to their growth potential, or that have substantial prospects for capital growth.   Companies in which we invest belong to a number of industries, including environmental, industrial services, healthcare, technology, medical, life sciences and others.

We hold an interest in these funds and also earn management fees ranging from 1% to 2% per annum of total commitments, net assets or capital contributions during the investment period of the fund.  We also receive incentive compensation ranging from 10% to 20% of the limited partnership profit above specified hurdle rates.  We have agreed to compensate the managers of these funds and employees designated by the managers from 35% to 40% of our 20% and 10% back-end interests in the profits of these limited partnership funds.  Over time, certain of our funds are expected to receive additional client funds.  We account for our interests in all of these funds using the equity method, which approximates fair value.

Other than the proprietary funds, our accounts are conducted on an individual client basis.  In many cases, one of our registered broker employees holds a limited power of attorney permitting discretionary agency and certain other transactions on a client’s behalf.  Our officers and directors have in the past, and expect in the future, to invest in the same securities as our retail and institutional clients, where suitable and as permitted by applicable law and regulations.  We believe co-investment creates an identity of interest that is generally beneficial, particularly in investments we develop or where we play a major ongoing role.

Merchant Banking.  Our merchant banking activities focus on providing private equity capital for middle-market growth companies.  These middle-market companies comprise a broad range of industries, including business services, communications, computing, distribution, direct marketing of electronic financial services, energy, information technology, Internet, media entertainment, retail, specialty chemicals and biotechnology.  These transactions may take a variety of forms, such as buyouts, growth buildups, expansion capital and venture capital financings.

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

Revenues from principal transactions depend on the general trend of prices and the level of activity in the securities market, employee skill in market-making activities and inventory size.  Trading activities carried out as a principal require a commitment of capital, and create an opportunity for profit and risk of loss due to market fluctuations.  At December 31, 2002, we made markets in the common stock or equity securities of 61 companies that were quoted on Nasdaq and in the over-the-counter market.

The level of positions carried in our trading accounts fluctuates significantly depending on the firm’s assessment of economic and market conditions, the allocation of capital among various stocks, client demand, underwriting commitments and market trading volume.  The aggregate value of our inventories is limited by certain net capital requirements under the Exchange Act.  At December 31, 2002, trading inventories at SMH totaled $764,000.

We have established procedures designed to reduce the systemic risks of our proprietary trading activities.  Our trading inventory positions and profit and loss statements are reviewed daily by senior management of SMH and quarterly by its board of directors.  However, these procedures may not prevent losses, which could have a material adverse effect on SMH’s business, financial condition, results of operations or cash flows.

Financial Planning.  We provide specialized financial services and products to high net-worth individuals and institutions through our affiliation with a select group of independent registered representatives.  The services provided by this division, which we call Sanders Morris Harris Partners (“SMHP”), include investment management, estate planning and retirement planning.  The financial planners who affiliate with us are able to offer their clients a broad range of new investment opportunities through several exclusive investment programs offered by Sanders Morris Harris, Pinnacle Management & Trust, and SMH Capital Advisors.

Pinnacle Management & Trust “PMT”

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

PMT’s revenues are derived mainly from asset management and fiduciary fees based on a percentage of assets under administration.  At December 31, 2002, PMT had approximately $415 million of assets under administration.  The management fee charged is based on a rate schedule that is changed from time to time.  Rates vary depending on the services being provided and the amount of assets involved.  We believe that this structure, as opposed to transactional commissioned-based arrangements, more closely aligns our interests with those of our clients and helps develop long-term client relationships.

SMH Capital Advisors “SMCA”

Asset Management Services.  Through SMCA, we provide investment management services to investors who prefer fixed-income securities as a major part of their investment portfolios.  The portfolios are tailored to each client’s financial and investment objectives, with a risk tolerance profile that can range from maximum potential yield to maximum potential security.  Through the Douglas-Noyes division of SMCA we provide asset management services with a focus on portfolios with a concentration on large cap equities with a potential for growth.  Our revenues are derived primarily from asset management and fiduciary fees based on a percentage of assets under administration.

Financial Planning Services.  Through the Kissinger division of SMCA, we provide financial planning and investment management services to individuals.  When preparing a financial portfolio for a client, we first determine the client’s near term and long range goals and objectives.  Then we prepare a thorough review of the person’s assets, liabilities, income, expenses, taxes and savings.  We also assess the client’s insurance protection and estate planning.  Finally, we develop an overall financial strategy and assist the client in its implementation.  Our proprietary monitoring software enables us to produce regular financial updates for the client.  The quarterly reports provide the client and us with periodic feedback on the progress towards realizing the client’s financial goals.  Kissinger derives revenues from fees charged to the clients for the preparation of financial plans and for monitoring services.  Additionally, Kissinger earns commissions from investment and insurance products sold to the clients.

For financial information with respect to our two business segments, see Note 19 to the Consolidated Financial Statements.

Clients

Clients of our broker-dealer subsidiary, SMH, vary according to the nature of the services provided.  Our retail brokerage services are generally focused on high net worth individuals.  SMH’s investment banking, underwriting, investment research and principal transaction activities are targeted at emerging and middle market companies throughout the United States.  Our institutional and prime brokerage services are offered to institutions and hedge funds throughout the United States, Europe and Asia.  These institutional clients consist mostly of pension funds, money managers, mutual and hedge funds, insurance companies, commercial banks and thrift companies.

Our trust subsidiary, PMT, provides trust services to clients consisting mainly of high net worth individuals and their estates and trusts, 401(k) and other employee-directed company sponsored retirement plans and charitable and other non-profit corporations.

Our investment advisory and financial planning subsidiary, SMCA, provides asset management and financial planning services to clients consisting mainly of mid to high net worth investors.

Marketing

The marketing efforts of SMH are conducted throughout SMH’s 14 offices and through 36 independent registered representatives who affiliate with SMH through its SMHP division.  SMH targets its client groups through mailings, telephone calls, in-person presentations and firm-sponsored workshops.  Due to the nature of our business, our regional name recognition and the reputation of our management, business is obtained through referrals from other investment bankers or initiated directly by the client, as well as through senior level calling programs.

PMT conducts its marketing and business development efforts on a company-wide basis.  All PMT employees are encouraged to be actively involved in business development efforts through maintenance of professional and personal relationships and active involvement in community events.  PMT markets to specific client groups through mailings, telephone calls, multi-media client presentations and company-sponsored or co-sponsored workshops and seminars.  Additionally, PMT has entered into strategic alliances with a major credit union, a regional accounting firm and a regional bank that provide for sharing of expenses and the payment of referral fees for new business.

SMCA conducts its marketing and business development efforts to specific client groups through mailings, telephone calls, multi-media client presentations, alliances with professional organizations and company-sponsored or co-sponsored workshops and seminars.  The seminars are sponsored by the firm, local employers, government agencies, and local colleges and universities.

We believe cross-selling opportunities exist among our various subsidiaries based on the relationships developed by the individual companies.

Existing and potential clients can also gain a variety of information about our firm and services we provide through our websites at www.smhg.net; www.smhhou.com;  www.pinnacletrust.com; www.cummermoyers.com and www.kissingernet.com.

Relationship with Clearing Brokers

Our broker-dealer subsidiary uses the services of clearing brokers.  Currently, we clear transactions, and carry accounts for clients, primarily through the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation, a Credit Suisse First Boston Company under a fully disclosed clearing arrangement.  Pershing serves as clearing broker in most transactions; however, we also use other clearing brokers.  These clearing brokers also provide us with information necessary to generate commission runs, transaction summaries and data feeds for various reports, including compliance and risk management, execution reports, trade confirmations, monthly account statements, cashiering functions and handling of margin accounts.  We believe these arrangements produce clearing costs that are competitive within the industry.

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

Effects of a Downturn in the Overall Stock Market

Our financial service business is affected by general economic conditions.  The downturn in the economy, as well as in the overall stock market has had a negative impact on our equity commission revenues and on underwriting fees derived from public offerings.  The decline in overall stock prices and the reduction in interest rates have caused many investors to shift a portion of their investment portfolios into fixed-income securities.  This reallocation has had a positive impact on that portion of our business that derives its income from fixed-income securities.  Traditionally, the actions taken by the Federal Reserve to lower interest rates have worked to stimulate the economy.  We believe that a stronger economy will be favorable to our equity business.

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

As a registered broker-dealer, our brokerage subsidiary is subject to certain net capital requirements of Rule 15c3-1 under the Exchange Act.  The net capital rules, which specify minimum net capital requirements for registered broker-

dealers, are designed to measure the financial soundness and liquidity of broker-dealers.  Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by other regulatory bodies, and ultimately may require its liquidation.  Further, a decline in a broker-dealer’s net capital below certain “early warning levels,” even though above minimum capital requirements, could cause material adverse consequences to the broker-dealer.

As a registered investment advisor under the Investment Advisers Act, SMCA is subject to the requirements of regulations under both the Investment Advisers Act and certain state securities laws and regulations.  Such requirements relate to, among other things, (1) limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, (2) record-keeping and reporting requirements, (3) disclosure requirements, (4) limitations on principal transactions between an advisor or its affiliates and advisory clients, and (5) general anti-fraud prohibitions.

Our trust subsidiary, PMT, operates in a highly regulated environment and is subject to extensive supervision and examination by Texas regulatory agencies.  As a Texas chartered trust company, PMT is subject to the Texas Trust Company Act, the rules and regulations promulgated under the act and supervision by the Texas Banking Commissioner.  These laws are intended primarily for the protection of PMT’s clients, rather than for the benefit of investors.

Employees

At December 31, 2002, we had 282 employees.  Of these, 42 were engaged in retail brokerage, 43 in institutional sales and trading, 17 in fixed income sales, 24 in investment banking, 19 in securities analysis and research, 30 in prime brokerage, 13 in trust services, 20 in financial planning, 18 in asset management, five in systems development and 51 in accounting, administration and support operations.  None of our employees are subject to collective bargaining agreements.  We believe our relations with our employees generally are good.

Risk Management

As a financial and investment firm, our operating results are adversely affected by a number of factors, which include:

•                  the risk of losses resulting from the ownership or underwriting of securities;

•                  the risks of trading securities for ourselves (i.e., principal activities) and for our customers;

•                  reduced cash inflows from investors into our asset management businesses;

•                  counterparty failure to meet commitments;

•                  customer default and fraud;

•                  customer complaints;

•                  employee errors, misconduct and fraud (including unauthorized transactions by traders);

•                  failures in connection with the processing of securities transactions;

•                  litigation and arbitration;

•                  the risks of reduced revenues in periods of reduced demand for public offerings or reduced activity in the secondary markets; and

•                  the risk of reduced fees we receive for selling securities on behalf of our customers (i.e., underwriting spreads).

Item 2.  Properties

We lease office facilities in Houston (two locations), Ft. Worth area (two locations), and Dallas, Texas; New York, New York; Morris Plains, New Jersey; Garden City, New York; Wilmington, Vermont; Hunt Valley, Maryland;  Denver, Colorado; Jackson, Mississippi; Los Angeles and San Francisco, California aggregating approximately 110,000 square feet.  One of our Houston leases expires in 2004, and the other in 2007. Our other leases expire between 2003 and 2012 including the Ft. Worth area, San Francisco and Denver leases in 2003, the Jackson lease in 2005, the Dallas and Hunt Valley leases in 2006, the Garden City lease in 2007 and the Los Angeles lease in 2012.  The leases are on rental and other terms that we believe are commercially reasonable.  We believe our existing facilities are well maintained and adequate for existing and planned operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to our security holders during the fourth quarter ended December 31, 2002.

PART II.

Item 5.       Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol “SMHG.”    The following table set forth the quarterly high and low sale prices for our common stock during 2002 and 2001 for the calendar quarters indicated, each as reported on the Nasdaq National Market:

Calendar Period	High	Low

2002:

First Quarter	$6.45	$4.50
Second Quarter	$6.50	$5.75
Third Quarter	$6.60	$5.50
Fourth Quarter	$8.93	$5.75

2001:

First Quarter	$8.13	$3.75
Second Quarter	$7.78	$4.95
Third Quarter	$6.00	$4.25
Fourth Quarter	$5.12	$3.39

At Febuary 28, 2003, there were approximately 252 record holders of our common stock.

Dividend Policy

Our board of directors intends to declare quarterly dividends on our common stock.  During 2002, the quarterly dividend payment was $0.025 per share (an annual amount of $0.10 per share).  In February 2003, the board of directors declared a cash dividend for the first quarter of 2003 in the amount of $0.03 per share.  Our declaration and payment of future dividends is subject to the discretion of our board of directors.  In exercising this discretion, the board of directors will take into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal and regulatory restrictions on the payment of dividends, and such other factors the board considers relevant.

Recent Sales of Unregistered Securities

On April 5, 2001, we issued 600,000 of our common shares in connection with the Kissinger acquisition.  The shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The former owner of Kissinger agreed not to sell or transfer his SMHG shares until after April 5, 2002.  The former Kissinger owner was granted shelf registration rights with respect to the shares issued in the transaction, which became effective once the one-year lock-up period expired.

On May 4, 2001, we issued a total of 150,000 of our common shares to the former owners of Cummer/Moyers for exceeding specified performance levels provided for as part of the October 2000 acquisition of Cummer/Moyers.  The shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  Each of the former shareholders of the acquired Cummer/Moyers companies agreed not to sell or transfer their SMHG shares issued for exceeding performance levels until after May 4, 2002.  The former Cummer/Moyers shareholders were granted “piggyback” registration rights with respect to the shares issued in the transaction, which became effective once the one-year lock-up period expired.

Item 6.       Selected Financial Data

The following data should be read together with the Consolidated Financial Statements and their related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included later in this Report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands except share and per share amounts)

Statement of Operations
Total revenues	$82,377	$54,651	$43,866	$8,430	$1,524
Income (loss) from continuing operations	5,399	1,066	2,111	(3,725)	106
Loss from discontinued operations, net of tax	—	(121)	(11,734)	(969)	(4,077)
Net income (loss)	$5,399	$945	$(9,623)	$(4,694)	$(3,971)

Adjusted net income (loss) (1)	$5,399	$3,117	(8,056)	$(4,165)	$(3,971)

Diluted earnings (loss) per share:
From continuing operations	$0.32	$0.07	$0.15	$(0.55)	$0.03
From discontinued operations	—	(0.01)	(0.84)	(0.14)	(1.14)
Net earnings (loss) per share	$0.32	$0.06	$(0.69)	$(0.69)	$(1.11)

Adjusted net earnings (loss) per share (1)	$0.32	$0.20	$(0.58)	$(0.61)	$(1.11)

Weighted average shares outstanding - diluted	16,918,432	15,958,879	13,951,787	6,828,378	3,562,753

(1) Represents previously reported net income (loss) and net earnings (loss) per common share, adjusted for the exclusion of goodwill amortization.  Beginning in 2002, new accounting standards eliminated the amortization of goodwill.

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$34,890	$30,410	$25,059	$10,495	$13,293
Securities	20,059	13,844	13,818	89,052	14,638
Total assets	117,323	105,309	99,214	297,907	34,995
Total liabilities	15,591	8,975	9,102	240,330	1,295
Minority interests	421	51	186	—	—
Shareholders’ equity	101,311	96,283	89,926	57,577	33,700
Cash dividend declared per common share	$0.10	—	—	—	—

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and their related notes and “Selected Financial Data” included later in this Report.

General

We provide diversified financial services through our subsidiaries, including institutional, prime and retail brokerage, investment banking, merchant banking, trust related services, asset management and financial planning. All of these activities are highly competitive and are sensitive to many factors outside our control, including those factors listed under “Factors Affecting Forward-Looking Statements.”

We closely monitor our operating environment to enable us to respond promptly to market cycles. In addition, we seek to lessen earnings volatility by controlling expenses, increasing fee-based business and developing new revenue sources. Nonetheless, operating results of any individual period should not be considered representative of future performance.

We are the successor issuer to TEI, Inc., which is now a wholly owned subsidiary.  In January 1999, TEI combined with Harris Webb & Garrison, Inc., a full service regional investment banking, brokerage and financial services firm serving the southwestern United States; Pinnacle Management & Trust Co., a Texas state-chartered trust company and investment management firm; and Spires Financial, L.P., a regional institutional brokerage services and investment banking firm specializing in fixed-income securities and whole loan and loan servicing transactions.  Pinnacle Global Group emerged as the new public holding company.

In January 2000, Harris Webb & Garrison was merged with Sanders Morris Mundy Inc., an investment banking and brokerage firm based in Houston, Texas.  Sanders Morris Mundy survived the merger, was renamed “Sanders Morris Harris Inc.” and became our wholly owned subsidiary.

The operations of Spires Financial were discontinued in June 2000 due to departures of certain key employees and changes in the mortgage-backed securities market resulting in part from interest rate increases.

We acquired Blackford Securities Corporation in June 2000.  Blackford, based in Garden City, New York, specializes in providing prime brokerage services to investment partnerships and execution services to institutions.  Blackford was merged into Sanders Morris Harris.

In October 2000, we acquired the Cummer/Moyers companies.  Based in Fort Worth, Texas, Cummer/Moyers specializes in providing investment advisory services with a focus on fixed income securities to institutional and individual clients.  Cummer/Moyers was later renamed “SMH Capital Advisors.”

We acquired Kissinger Financial Services, a Baltimore, Maryland based financial planning firm in April 2001.  Kissinger was merged into SMH Capital Advisors.

In May 2001, our shareholders voted to change our name from Pinnacle Global Group, Inc. to Sanders Morris Harris Group Inc. to present a more cohesive group identity to our clients and the investment community as a whole.

In January 2002, the former institutional equity unit of Sutro & Co., (“the New Institutional Group”) joined Sanders Morris Harris.  The New Institutional Group complemented Sanders Morris Harris’ existing institutional division by increasing our sales and trading base and by adding equity research in areas that we did not previously cover.

In April 2002, the investment professionals of Douglas-Noyes joined the Company.  Douglas-Noyes provides asset management services with a focus on portfolios having a concentration on large cap equities with a potential for growth.

The historical financial information contained in this document includes the results of operations and financial position of our current businesses from the dates of acquisition, except for our discontinued businesses.

Components of Revenues and Expenses

Revenues.    Our revenues are comprised primarily of (1) commission revenue from retail, prime and institutional brokerage transactions, fees from asset-based advisory services, and principal and agent transactions, (2) investment banking revenue from corporate finance fees, mergers and acquisitions fees and merchant banking fees and (3) fees from asset management, financial planning and fiduciary services.  We also earn interest on cash and dividends received from the equity securities held for our corporate capital accounts and have realized and unrealized gains (or losses) on securities in our inventory account.  Interest income results from interest earned on our inventories of fixed-income securities prior to sale and from interest and dividends earned on investments in our capital accounts.

Expenses.    Our expenses consist of (1) compensation and benefits, (2) brokerage and clearing costs  and (3) other expenses.  Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During 2002, compensation and benefits represented 71% of total expenses and 63% of total revenues.  Compensation and benefits have both a variable component based on revenue production, and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides and trading desk incentives.  Retail and institutional commissions are based on a competitive commission schedule.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.

Brokerage and clearance expenses include clearing and trade execution costs associated with the retail, prime and institutional brokerage business at SMH.  SMH clears its transactions primarily through the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation, a Credit Suisse First Boston Company and through other clearing brokers.

Other expenses include (1) occupancy and equipment expenses, such as rent and utility charges for facilities, and (2) communications and data processing expense, such as third-party systems, data, and software providers.

Amortization expense reflects the amortization of the goodwill recorded through mergers and acquisitions.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The January 2, 2002 addition of the New Institutional Group is reflected in our operating results for the year ended December 31, 2002, but not for the year ended December 31, 2001.  Kissinger was acquired on April 5, 2001; hence its operating results for 2001 are included from the date of acquisition. The results for 2002 reflects Kissinger for the entire period.

Total revenues increased 51% to $82.4 million in 2002 from $54.7 million in 2001, primarily due to an increase in revenues resulting from the addition of the New Institutional Group, the 2001 acquisition of Kissinger and revenue growth from prime brokerage services.  Total expenses increased 32% to $73.5 million in 2002 from $55.6 million in the previous year, principally due to compensation expenses related to the increase in revenues, and to the increase in other expenses associated with the addition of the New Institutional Group and the acquisition of Kissinger. Equity in income of limited partnerships declined from $3.7 million in 2001 to $2.4 million in the current year.  This decline was caused by a reduction in the amount of the Company’s share of increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company.  Net income for the year ended December 31, 2002 increased to $5.4 million from $945,000 in 2001.  Approximately $2.2 million of the increase in net income is attributable to goodwill amortization incurred in 2001 without any corresponding amortization charge during 2002.  Diluted earnings per share from continuing operations were $0.32 per share in 2002, compared to $0.07 per share for 2001.

Commission revenue increased to $44.7 million in 2002 from $24.5 million in 2001, primarily as a result of the addition of the New Institutional Group and growth from prime brokerage services.  Principal transactions revenue totaled $9.6 million in 2002, versus $7.4 million in 2001. During 2001, the Company recognized permanent impairment losses on its securities available for sale portfolio of $1.3 million. Additionally, performance in the Company’s investment and warrant portfolios improved in 2002 compared to 2001. Investment banking revenue increased to $16.3 million in 2002 from $12.1 million in 2001, primarily due to increases in advisory fees and fees earned from the

Company’s participation in various syndicates that underwrite and distribute securities.  During 2002, the Company recognized fees totaling $5.0 million attributable to the completion of a single healthcare-related transaction, 50% of this fee was shared with a minority interest.  Fiduciary, custodial and advisory fees increased to $7.5 million in 2002 from $6.4 million in 2001, mainly due to an increase in fees earned from asset-based advisory services.  Interest and dividend income declined to $1.9 million in 2002 from $2.4 million last year reflecting a decline in interest rates from 2001 to 2002.  Other income increased to $2.5 million in 2002 from $1.7 million in 2001, due to an increase in interest earned on the Company’s cash balances and customer credit balances at the Company’s clearing brokers.

For the year ended December 31, 2002, employee compensation and benefits increased to $52.1 million from $36.1 million in 2001, as a result of the addition of the New Institutional Group, the acquisition of Kissinger and growth in revenues from prime brokerage services. Floor brokerage, exchange and clearance fees increased to $4.3 million in 2002 from $3.2 million in 2001, reflecting increased clearing and execution costs resulting from the additional trading volume attributable to the New Institutional Group and to growth in revenues from prime brokerage.  Communication and data processing costs totaled $4.4 million in 2002, compared to $3.7 million in 2001 reflecting the increase in personnel and trading volumes related to the New Institutional Group.  Occupancy costs increased to $4.5 million in 2002 from $3.8 million in 2001, primarily due to the additional rent expense for office leases for the New Institutional Group and Kissinger.  Due to adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes goodwill.  During 2001, goodwill amortization totaled $2.2 million.  Other general and administrative expenses increased to $8.2 million from $6.6 million in 2001, mainly due to the addition of the New Institutional Group and the acquisition of Kissinger.

The effective tax rate from operations was 40% for the year ended December 31, 2002, compared to 64.7% for the year ended December 31, 2001. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes, and, for 2001, nondeductible goodwill amortization.

Losses from discontinued operations, net of tax, were $121,000 in 2001, reflecting an additional provision to record uncollectible commissions receivable at Spires Financial.

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

Commissions revenue increased to $24.5 million in 2001 from $18.4 million in 2000 primarily due to an increase in the number of retail and institutional brokers resulting from the acquisitions of Blackford and Cummer/Moyers, the opening of a new SMH office in Dallas, the startup of the SMH Partners independent broker division, as well as an increase in mutual fund commissions resulting from the acquisition of Kissinger.  Revenue from principal transactions totaled $7.4 million in 2001 versus $2.8 million in 2000 mainly due to a revenue increase of $6.6 million attributable to our fixed income brokerage group, as well as the startup of new operations in Dallas and SMH Partners during 2001, and a full year’s contribution from Cummer/Moyers and Blackford.  This income was partially offset by net losses on our available for sale securities totaling $1.3 million during 2001, compared to net gains of $695,000 during 2000.  The decline in the equity markets also caused a $344,000 loss in the value of certain warrants received by the firm in conjunction with its investment banking activities.  We wrote down our investment in BioCyte Therapeutics, by $660,000 reflecting BioCyte’s inability to develop its patented gene products for laboratory testing.  The decline in overall stock prices and the reduction in interest rates have caused many investors to shift a portion of their investment portfolios into fixed income securities.  Investment banking revenue declined to $12.1 million in 2001 from $13.5 million in 2000 principally due to a reduction in underwriting fees earned from public and private offerings caused by the overall weakness in the stock market.  Fiduciary, custodial and advisory fees revenue totaled $6.4 million in 2001, compared to $5.8 million in 2000 reflecting an increase in both the number and market value of accounts under management due to the acquisitions of Cummer/Moyers and Kissinger. Despite declining interest rates, interest and dividend income remained steady at $2.4 million, reflecting an increase in our interest earning investments during 2001, as well as interest earned on a note receivable from our investment in a limited partnership.  Other income increased from $937,000 in 2000 to $1.7 million in 2001, primarily due to the new brokerage office in Dallas, and the full year’s contribution from Cummer/Moyers and Blackford.  Due to our larger clearing volumes, fees and interest earned on margin and other account balances at our clearing brokers has also increased.

For the year ended December 31, 2001, employee compensation and benefits increased to $36.1 million from $23.1 million in 2000 primarily due to commissions paid on fixed income brokerage, as well as an increase in the total number of employees resulting from the acquisitions of Blackford, Cummer/Moyers and Kissinger, and from additional incentive compensation earned by traders, analysts, and portfolio managers for individual profit generation.  These increases were partially offset by a decline in the value of the deferred compensation pool used to reward certain employees for participation in investment banking transactions.  The decline in the value of the deferred compensation pool is a result of the contraction in the equity markets, which caused a loss in the value of the warrants that comprise the portfolio.  Floor brokerage, exchange and clearance fees rose to $3.2 million in 2001 from $2.5 million in 2000 reflecting an increase in the number of market transactions, which is attributable to the larger organization.  Communication and data processing costs, including quotes and market data services, increased to $3.7 million in 2001 from $2.8 million in 2000 principally due to the cost of additional communication and information services related to the expanded brokerage and investment operations brought about by the acquisitions of Blackford, Cummer/Moyers and Kissinger, and the addition of the fixed income brokerage group.  Occupancy costs increased to $3.8 million in 2001 from $2.9 million in the previous year.  The Company leased office space in twelve offices throughout the United States at December 31, 2001.  Goodwill amortization increased to $2.2 million in 2001 from $1.6 million in the prior year as a result of additional goodwill recorded in the Cummer/Moyers and Kissinger acquisitions and due to a full year of amortization recorded in 2001 for the year 2000 acquisitions of Blackford and Cummer/Moyers.  Other general and administrative expenses increased to $6.6 million from $5.2 million during 2000 mainly due to the acquisitions of Blackford, Cummer/Moyers and Kissinger.

Our equity in income from the limited partnerships that we manage totaled $3.7 million during 2001, compared to a loss of $1.7 million during 2000.  The 2000 loss primarily reflects declines in valuations of the investments in the environmental funds.  The income in 2001 reflects trading gains and investment valuation improvements at both the Sanders Opportunity Funds and the Corporate Opportunities Funds.

The effective tax rate from continuing operations was 64.7% for the year ended December 31, 2001 compared to 51.9% for the year ended December 31, 2000.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill amortization and state income taxes.

Losses from discontinued operations, net of tax, were $121,000 in 2001, compared to $11.7 million in 2000.  The 2001 loss reflects an additional provision to record uncollectible commissions receivable at Spires Financial.  The loss from discontinued operations in 2000 consists of $600,000 related to the July 2000 sale of Energy Recovery Resources, Inc.; $300,000 associated with additional costs incurred to complete customer contracts related to the 1997 sale of Engineered Systems, Inc.; and $10.8 million related to Spires Financial that included an $8.3 million charge for impairment of goodwill and $2.5 million, net of tax, for operating losses, abandoned leases and other expenses.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we held before the January 1999 combination. At December 31, 2002, we had approximately $34.9 million in cash and cash equivalents, which together with liquid assets, consisting of receivables from broker-dealers and clearing organizations, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 36% of our total assets at year-end.

For the year ended December 31, 2002, net cash provided by operations totaled $10.0 million versus $3.3 million during 2001.  Cash provided by operations during 2002 is the result of net income of $5.4 million and increases in working capital and other adjustments totaling $4.6 million.

Capital expenditures for 2002 were $3.0 million, mainly for the purchase of leasehold improvements, furniture, computer equipment and software necessary for our growth.  During 2002, we reacquired approximately 143,000 of our common shares at a total cost of approximately $694,000.

At December 31, 2002, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the SEC’s Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations.  We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

During 2002, our board of directors adopted a dividend policy under which we intend to declare quarterly cash dividends on our common stock.  Consistent with this policy, our board of directors declared a cash dividend for each quarter of 2002, in the amount of $0.025 per share of common stock (an annual amount of $0.10 per share.)  On February 20, 2003, our board declared a cash dividend for the first quarter of 2003 in the amount of $0.03 per share of common stock.  The cash dividend will be payable on April 15, 2003, to common stockholders of record at the close of business on April 1, 2003.   While we intend to declare dividends in subsequent quarters, any future dividends will be at the discretion of our board of directors after taking into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors our board considers relevant.

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

Generally, investments in shares of public companies are valued at a discount of up to 30% to the closing market price on the balance sheet date if the shares are not readily marketable.  Investments in unregistered shares of public companies are valued at a 30% discount from the most recent sales price of registered shares, except in cases where the securities may be sold pursuant to a currently effective registration statement or an exemption from registration and there exists sufficient trading volume in the securities, in which case the market price is used.  The discounts reflect liquidity risk and contractual or statutory restrictions on transfer.  Preferred stock of a public company is carried at its liquidation preference.  Investments in private companies are valued at the purchase price until there exists a basis for revaluation.  Revaluation may result from a subsequent public offering or private placement, an event that has occurred indicating valuation increase or impairment, or other pertinent factors and events.  Investments in limited partnerships are accounted for using the equity method, which approximates fair value.

Investments in not readily marketable securities, marketable securities with insufficient trading volumes and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At December 31, 2002 and 2001, the Company’s investment portfolios included investments totaling $ 14.6 million and $11.3 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

Goodwill.  In June 2001, the FASB issued Statement No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 142 became effective for the Company on January 1, 2002.  Goodwill is no longer amortized under SFAS No. 142 but is tested for impairment using a fair value approach.

In accordance with SFAS No. 142, the Company completed transitional impairment tests during the second quarter of fiscal 2002.  The tests consisted of two steps.  First, total goodwill of $47.6 million as of December 31, 2001 was allocated to the various reporting units in order to determine the carrying values of the different units.  Next, the fair values of the reporting units were assessed.  The Company used several methods to value the reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and industry guidelines for the valuation of private companies in a similar business.  The Company determined that the fair values of the reporting units exceeded their carrying values; therefore goodwill does not appear to be impaired as of December 31, 2002.  SFAS No. 142 requires SMHG to perform goodwill impairment tests on at least an annual basis.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Factors Affecting Forward-Looking Statements

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

The downturn in the economy, and the overall stock market has had a negative impact on our equity commission revenues and on underwriting fees derived from public offerings.  Additionally, as stock prices decline, our assets under management typically diminish in value, which, in turn results in reduced asset management fees.  The decline in overall stock prices and the reduction in interest rates has caused many investors to shift a portion of their investment portfolios into fixed income securities.  This reallocation has had a positive impact on that portion of our business that derives its income from fixed income securities.  Traditionally, the actions taken by the Federal Reserve to lower interest rates have worked to stimulate the economy.  We believe that a stronger economy will be favorable to our equity business.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risks

The following discussion relates to our market risk sensitive instruments as of December 31, 2002, and thus, includes such instruments held by SMH, PMT and SMHG.

SMH

SMH’s trading equity securities are marked to market on a daily basis.  At December 31, 2002, SMH’s trading equity securities were recorded at a fair value of $764,000.  These trading equity securities are subject to equity price risk.  This risk would amount to $76,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities.  The actual equity price risk related to the trading equity securities may differ substantially.

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

SMH seeks to cover its exposure to market and equity price risk by limiting its net long and short positions and by selling or buying similar instruments. In addition, trading and inventory accounts are monitored on an ongoing basis, and SMH has established position limits. Position and exposure reports are prepared at the end of each trading day and are reviewed by traders, trading managers and management personnel. These reports show the amount of capital committed to various issuers and industry segments. Securities held in SMH’s investment portfolio are guided by an investment policy and are reviewed on a regular basis.

Credit risk represents the amount of accounting loss SMH would incur should counterparties to its proprietary transactions fail to perform their contractual obligations, such as delivery of securities or payment of funds.  This risk depends primarily on the creditworthiness of the counterparty.  SMH seeks to control credit risk by following an established credit approval process, monitoring credit limits and requiring collateral where appropriate.

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

At December 31, 2002, SMH’s securities were recorded at a fair value of $10.8 million, including $6.4 million representing SMH’s investments in limited partnerships and $3.6 million representing other not readily marketable securities.

We do not act as dealer, trader, or end-user of complex derivative contracts such as swaps, collars and caps.  However, SMH does act as a dealer and trader of mortgage-derivative securities, called collateralized mortgage obligations (CMOs or REMICs).  Mortgage-derivative securities redistribute the risks associated with their underlying mortgage collateral by redirecting cash flows according to specific formulas or algorithms to various tranches or classes designed to meet specific investor objectives.

PMT

At December 31, 2002, PMT had equity securities under management with a fair value of $415 million.  PMT’s fee income for the year ended December 31, 2002 would have been reduced by approximately $187,000 assuming a hypothetical 10% decrease in the value of its equity securities under management.  PMT’s fee income could also be reduced from changes in interest rates to the extent that such changes reduce the carrying value of securities under management.  Additionally, PMT’s securities available for sale are recorded at a fair value of approximately $3.1 million at December 31, 2002.  These securities have an original cost of $3.5 million, and are subject to equity price risk.  At December 31, 2002, the unrealized decline in market value totaling $386,000 less tax of $143,000, has been included as a separate component of shareholder’s equity.

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

SMHG

In addition to the investment securities held by SMH and PMT, at December 31, 2002 the Company held securities recorded at a fair value of $6.2 million, of which $3.2 million represented investments in limited partnerships and $1.3 million represented other not readily marketable securities.

Item 8.       Financial Statements and Supplementary Data

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors and Shareholders

Sanders Morris Harris Group Inc:

We have audited the accompanying consolidated balance sheet of Sanders Morris Harris Group Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/	KPMG LLP
KPMG LLP

Houston, Texas

March 13, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Sanders Morris Harris Group, Inc.:

In our opinion, the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of Sanders Morris Harris Group Inc. and its subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Houston, Texas

March 29, 2001

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

As of December 31, 2002 and 2001

(in thousands, except share and per share amounts)

	December 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$34,890	$30,410
Receivables, net of allowance of $295 and $285, respectively
Broker-dealers	641	540
Customers	2,026	1,918
Related parties	4,489	6,688
Other	719	631
Deposits with clearing brokers	1,000	250
Securities owned	16,995	12,153
Securities available for sale	3,064	1,691
Furniture and equipment, net	4,021	1,924
Deferred income taxes, net	638	828
Other assets	1,167	675
Goodwill, net of accumulated amortization of $4,268	47,673	47,601
Total assets	$117,323	$105,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$15,308	$8,538
Payable to clearing broker-dealers	—	63
Securities sold, not yet purchased	93	122
Liabilities of discontinued operations	190	252
Total liabilities	15,591	8,975
Commitments and contingencies

Minority interests	421	51

Shareholders’ equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; no shares issued and oustanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 17,439,743 and 17,009,402 shares issued, respectively	174	170
Additional paid-in capital	109,959	109,159
Receivables for shares issued	(705)	(541)
Accumulated deficit	(3,367)	(8,766)
Accumulated other comprehensive loss	(243)	(57)
Unearned compensation	(1,392)	(1,097)
Treasury stock at cost, 702,849 and 597,038 shares, respectively	(3,115)	(2,585)
Total shareholders’ equity	101,311	96,283
Total liabilities and shareholders’ equity	$117,323	$105,309

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

For each of the three years in the period ended December 31, 2002

(in thousands, except share and per share amounts)

	2002	2001	2000
Revenues:
Commissions	$44,655	$24,532	$18,414
Principal transactions	9,575	7,440	2,804
Investment banking	16,261	12,146	13,510
Fiduciary, custodial and advisory fees	7,507	6,403	5,808
Interest and dividends	1,877	2,403	2,393
Other income	2,502	1,727	937
Total revenues	82,377	54,651	43,866

Expenses:
Employee compensation and benefits	52,118	36,053	23,099
Floor brokerage, exchange and clearance fees	4,255	3,190	2,519
Communications and data processing	4,427	3,705	2,783
Occupancy	4,512	3,794	2,912
Amortization of goodwill	—	2,172	1,567
Other general and administrative	8,219	6,643	5,203
Total expenses	73,531	55,557	38,083

Income (loss) from continuing operations before equity in income (loss) of limited partnerships, income taxes and minority interests	8,846	(906)	5,783
Equity in income (loss) of limited partnerships	2,352	3,740	(1,748)
Income before income taxes and minority inerests	11,198	2,834	4,035
Provision for income taxes	(3,604)	(1,956)	(2,274)
Minority interests in net (income) loss of consolidated companies	(2,195)	188	350

Income from continuing operations	5,399	1,066	2,111
Loss from discontinued operations, net of tax	—	—	(10,834)
Loss on disposition of discontinued operations, net of tax	—	(121)	(900)
Net income (loss)	$5,399	$945	$(9,623)

Basic and diluted earnings (loss) per share:
From continuing operations	$0.32	$0.07	$0.15
From discontinued operations	—	(0.01)	(0.84)
Basic and diluted earnings (loss) per share	$0.32	$0.06	$(0.69)

Weighted average common shares outstanding
Basic	16,621,698	15,828,654	13,951,787
Diluted	16,918,432	15,958,879	13,951,787

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For each of the three years in the period ended December 31, 2002

(in thousands except shares)

	Amounts						Shares
	2002		2001		2000		2002	2001	2000
Common stock
Balance, beginning of year	$170		$161		$71		17,009,402	16,100,512	7,125,292
Issuance for acquisitons	—		2		90		—	150,000	8,975,220
Employee benefit plan	4		7		—		430,341	758,890	—
Balance, end of year	174		170		161		17,439,743	17,009,402	16,100,512
Additional paid-in capital
Balance, beginning of year	109,159		103,670		58,929
Issuance for acquisitions	—		1,790		44,741
Employee benefit plan	2,475		3,699		—
Dividends ($0.10 per share)	(1,675)		—		—
Balance, end of year	109,959		109,159		103,670
Receivables for shares issued
Balance, beginning of year	(541)		(558)		(1,312)
Acquisition of treasury stock	—		—		667
Collections of receivables	48		510		87
Issuance of restricted stock	(702)		(572)		—
Amortization of unearned compensation	490		79		—
Balance, end of year	(705)		(541)		(558)
Accumulated deficit
Balance, beginning of year	(8,766)		(9,711)		(88)
Net income (loss)	5,399	5,399	945	945	(9,623)	(9,623)
Balance, end of year	(3,367)	5,399	(8,766)	945	(9,711)	(9,623)
Accumulated other comprehensive loss
Balance, beginning of year	(57)		(452)		(23)
Net change in unrealized appreciation (depreciation) on securities available for sale	(295)	(295)	594	594	(650)	(650)
Income tax (provision) benefit on change	109	109	(199)	(199)	221	221
Balance, end of year	(243)	(186)	(57)	395	(452)	(429)
Comprehensive income (loss)		5,213		1,340		(10,052)
Unearned compensation
Balance, beginning of year	(1,097)		—		—
Net issuance of restricted stock	(1,001)		(1,204)		—
Amortization of unearned compensation	706		107		—
Balance, end of year	(1,392)		(1,097)		—
Treasury stock
Balance, beginning of year	(2,585)		(3,184)		—		(597,038)	(802,124)	—
Issuance for acquisitions	—		2,416		—		—	600,000	—
Acquisition of treasury stock	(694)		(1,822)		(3,184)		(143,087)	(396,022)	(802,124)
Issuance of shares pursuant to employee benefit plans	164		5		—		37,276	1,108	—
Balance, end of year	(3,115)		(2,585)		(3,184)		(702,849)	(597,038)	(802,124)
Total shareholders’ equity and common shares outstanding	$101,311		$96,283		$89,926		16,736,894	16,412,364	15,298,388

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For each of the three years in the period ended December 31, 2002

(in thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,399	$945	$(9,623)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on sale of securities available for sale	32	1,253	(695)
Depreciation	868	1,087	817
Deferred income taxes	307	892	(918)
Amortization of goodwill	—	2,172	1,567
Provision for bad debts	197	580	300
Compensation expense related to amortization of notes receivable and unearned compensation	1,196	186	—
Minority interests in net income (loss) of consolidated companies, net of distributions	295	(221)	(383)
Changes in assets and liabilities:
(Increase) decrease in receivables	1,705	(421)	154,421
(Increase) decrease in deposits with clearing brokers	(750)	—	8,713
(Increase) decrease in securities owned	(4,842)	(2,478)	82,932
(Increase) decrease in other assets	(500)	14	2,966
Decrease in securities sold, not yet purchased	(29)	(469)	(119,745)
Increase (decrease) in net assets (liabilities) of discontinued operations	(62)	(1,630)	10,195
Increase (decrease) in payable to clearing broker-dealers	(63)	27	(118,038)
Increase (decrease) in accounts payable and accrued liabilities	6,275	1,329	(5,673)
Net cash provided by operating activities	10,028	3,266	6,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,965)	(651)	(854)
Acquisitions, net of cash acquired of $0; 30; and $13,577; respectively	—	(13)	7,737
Proceeds from sale of discontinued operations	—	205	3,099
Proceeds from sale of assets	—	41	—
Purchase of securities available for sale	(2,357)	(1,141)	(5,955)
Proceeds from sales and maturities of securities available for sale	657	2,935	5,907
Net cash (used in) provided by investing activities	(4,665)	1,376	9,934

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(694)	(1,822)	(2,293)
Proceeds from shares issued	939	1,935	—
Collections on receivables for shares issued	48	510	87
Investment by minority interest	75	86	—
Payment of cash dividends	(1,251)	—	—

Net cash (used in) provided by financing activities	(883)	709	(2,206)

Net increase in cash and cash equivalents	4,480	5,351	14,564

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,410	25,059	10,495

CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,890	$30,410	$25,059

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through its operating subsidiaries Pinnacle Management & Trust Co. (“PMT”), Sanders Morris Harris Inc. (“SMH”), and SMH Capital Advisors (“SMCA”), the Company provides a broad range of financial services, including institutional, prime and retail brokerage, investment banking, merchant banking, trust related services, investment management and financial planning.  The Company serves a diverse group of institutional, corporate and individual clients.

The Company merged with and acquired its operating subsidiaries in 1999 through 2002.  The acquisitions were accounted for using the purchase method and as a result current period results are not comparable to the prior periods.

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

Securities Available for Sale

Securities available for sale include marketable equity securities and debt instruments owned by the Company’s PMT subsidiary with maturities greater than three months when purchased.  These securities are recorded at cost and are adjusted for unrealized holding gains and losses due to market fluctuations. These unrealized gains or losses, net of taxes, are recorded as other comprehensive income (loss) and are shown as a separate component of shareholders’ equity.  Gains and losses are recorded upon sale based on the specific identification method.

Furniture and Equipment

Furniture and equipment and leasehold improvements are carried at cost. Depreciation of office furniture and equipment is computed on a straight-line basis over a five to seven year period.  Amortization of leasehold improvements is computed on a straight-line basis over the term of the lease.  Depreciation expense included in continuing operations was $868,000, $1.1 million, and $817,000 for the years ended December 31, 2002, 2001, and 2000, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

Goodwill

SFAS No. 142 entitled Goodwill and Other Intangible Assets was issued in June 2001 and became effective for us on January 1, 2002.  As a result, the Company ceased all goodwill amortization.  Amortization expense was $2.2 million and $1.6 million for the years ended December 31, 2001 and 2000, respectively.   SFAS No. 142 requires the Company to perform goodwill impairment tests on at least an annual basis.  If impairment is determined to exist, the asset is written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business.  See Recently Issued Accounting Standards.

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

Stock-based Compensation

Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, was issued in December 2002.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure provisions included in SAFS No. 148 in the notes to the consolidated financial statements contained herein.

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

The following table illustrates the effect on net income (loss) as if the Company had applied the fair value recognition provisions of SAFS No. 123 as amended by SFAS No. 148:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share)
Net income (loss), as reported	$5,399	$945	$(9,623)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(767)	(931)	(764)
Pro forma net income (loss)	$4,632	$14	$(10,387)

Earnings (loss) per share:
Basic-as reported	$0.32	$0.06	$(0.69)
Basic-pro forma	$0.28	$—	$(0.74)

Diluted-as reported	$0.32	$0.06	$(0.69)
Diluted-pro forma	$0.27	$—	$(0.74)

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

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, accounts payable and accrued liabilities, and payable to broker-dealers, approximate cost due to the short period of time to maturity.  Securities owned, securities available for sale, and securities sold short, not yet purchased are carried at their fair values.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform them with the 2002 presentation.

Recently Issued Accounting Standards

SFAS No. 141 entitled Business Combinations was issued in June 2001 and became effective July 1, 2001.  SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition.  SFAS No. 142 entitled Goodwill and Other Intangible Assets was also issued in June 2001, in concert with SFAS No. 141.  SFAS No. 142 became effective for us on January 1, 2002.  As a result, the Company ceased all goodwill amortization.

The following table presents the impact of SFAS No. 142 on income from continuing operations, and earnings per share from continuing operations had the standard been in effect for the years ended December 31, 2001 and 2000, respectively.

	Year Ended December 31,
	2002	2001	2000
Reported income from continuing operations	$5,399	$1,066	$2,111
Adjustment:
Amortization of goodwill	—	2,172	1,567
Adjusted income from continuing operations	$5,399	$3,238	$3,678

Basic and diluted earnings per share from continuing operations:
Reported earnings per share	$0.32	$0.07	$0.15
Adjusted earnings per share	$0.32	$0.20	$0.26

In accordance with SFAS No. 142, the Company completed transitional impairment tests during the second quarter of fiscal 2002.  The tests consisted of two steps.  First, total goodwill of $47.6 million as of December 31, 2001 was allocated to the various reporting units in order to determine the carrying values of the different units.  Next, the fair values of the reporting units were assessed.  The Company used several methods to value the reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and industry guidelines for the valuation of private companies in a similar business.  The Company determined that the fair values of the reporting units exceeded their carrying values; therefore goodwill does not appear to be impaired as of December 31, 2002.  SFAS No. 142 requires SMHG to perform goodwill impairment tests on at least an annual basis.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

2.     ACQUISITIONS

On January 29, 1999, the Company acquired Harris Webb & Garrison, Inc. (“HWG”), PMT, and Spires Financial, L.P. (“Spires”).  The former owners of HWG, PMT, and Spires received 3,562,500 shares of the Company’s common stock, which represented 49.98% of the Company’s outstanding common stock. The acquisitions were accounted for as purchases and, accordingly, the financial information of HWG and PMT is included in the Company’s consolidated financial statements from the date of acquisition.  The purchase price of approximately $31 million exceeded the fair value of identifiable net assets acquired by approximately $23 million, which has been recorded as goodwill.  During the second quarter of 2000 the Company charged off approximately $8.3 million of goodwill related to the discontinuance of the operations of Spires.  The operations of Spires for all periods since its January 1999 acquisition date have been reclassified as discontinued.

On January 31, 2000, the Company merged its HWG subsidiary with Sanders Morris Mundy Inc.  Sanders Morris Mundy Inc. survived the merger, became a wholly owned subsidiary of the Company and was renamed Sanders Morris Harris.  The former owners of Sanders Morris Mundy Inc. received 7,125,220 shares of the Company’s common stock in the merger.  The merger was accounted for as a purchase and, accordingly, the financial information of Sanders Morris Mundy Inc. has been included in the Company’s consolidated financial statements from February 1, 2000.  The purchase price of approximately $37 million exceeded the fair value of identifiable net assets acquired by approximately $21 million, which has been recorded as goodwill and subject to SFAS No. 142, is no longer being amortized.

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

In January 2002, the former institutional equity unit of Sutro & Co. (the “New Institutional Group”) joined the Company.  The New Institutional Group complemented Sanders Morris Harris’ existing institutional division by increasing its sales and trading base and by adding equity research in areas not previously covered.  As an inducement for the principal of the Juda Group to join Sanders Morris Harris, we issued an aggregate of 357,909 shares of SMHG common stock under our 1998 Incentive Plan at a total purchase price that represented effectively a 33 1/3% discount to the then closing sales price of our common stock on the Nasdaq National Market.  Approximately one-third of these shares, or 107,223 shares, vest over a three year period, with 50% of these shares vesting after one year and 25% of these shares vesting after the second and third years.

In April 2002, the investment professionals of Douglas-Noyes joined the Company.  Douglas-Noyes provides asset management services with a focus on portfolios having a concentration on large cap equities with a potential for growth.

3.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table sets forth pertinent information regarding the allowance for doubtful accounts at December 31, 2002, 2001 and 2000:

(in thousands)

Balance at January 1, 2000	$—
Additions charged to cost and expenses	300
Balance of estimated uncollectible receivables existing at SMM at the merger date	600
Charge off of receivables	(285)
Balance at December 31, 2000	615
Additions charged to cost and expenses	580
Charge off of receivables	(910)
Balance at December 31, 2001	285
Additions charged to cost and expenses	197
Charge off of receivables	(187)
Balance at December 31, 2002	$295

4.      SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2002 and 2001 were as follows:

	2002		2001
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands )		(in thousands)
Marketable:
Corporate stocks	$764	$93	$804	$122
Corporate bonds and commercial paper	1,639	—	—	—
	2,403	93	804	122
Not readily marketable:
Partnerships	9,663	—	7,586	—
Corporate stocks and warrants	4,929	—	3,763	—
	$16,995	$93	$12,153	$122

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

A summary of the results of operations and net assets of the limited partnerships is as follows for the years ended December 31, 2002 and 2001:

	2002	2001
	(in thousands)	(in thousands)

Net investment loss	$(312)	$(572)
Unrealized gain on investments	8,303	11,395
Realized gain on investments	10,228	14,907
Increase in partners’ capital resulting from operations	$18,219	$25,730
Total assets	$134,890	$118,080
Total liabilities	2,680	2,206
Partners’ capital	$132,210	$115,874

5.     SECURITIES AVAILABLE FOR SALE

Securities available for sale at December 31, 2002 and 2001 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
2002:
U.S. Government and agency obligations	$1,309	$17	$(4)	$1,322
Corporate bonds	—	—	—	—
Marketable equity securities	2,141	11	(410)	1,742
Total	$3,450	$28	$(414)	$3,064
2001:
U.S. Government and agency obligations	$301	$1	$(4)	$298
Corporate bonds	100	—	—	100
Marketable equity securities	1,381	29	(117)	1,293
Total	$1,782	$30	$(121)	$1,691

The contractual maturities of debt securities available for sale at December 31, 2002 were as follows:

Due after 1 year through 5 years	$1,322
Due after 5 years through 10 years	—
$1,322

Gross gains on sales of securities available for sale were approximately $25,000 for the year ended December 31, 2002, and approximately $134,000 for the year ended December 31, 2001.  Gross losses on sales of securities available for sale were approximately $57,000 for the year ended December 31, 2002, and approximately $1,386,000 for the year ended December 31, 2001.  Such gains and losses are included in revenue under the caption Principal transactions.

6.     RECEIVABLE FROM AND PAYABLE TO BROKER-DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to broker-dealers and clearing organizations at December 31, 2002 and 2001were as follows:

	Receivable	Payable
	(in thousands)	(in thousands)
2002:
Payable to clearing broker-dealers	$—	$—
Receivable from clearing organizations	641	—
	$641	$—

2001:
Payable to clearing broker-dealers	$—	$63
Receivable from clearing organizations	540	—
	$540	$63

7.      DEPOSITS WITH CLEARING BROKERS AND DEALERS

Under its clearing agreements, SMH is required to maintain a certain level of cash or securities on deposit with clearing brokers and dealers.  Should the clearing brokers and dealers suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing brokers and dealers.  The Company had $1 million and $250,000 on deposit as of December 31, 2002 and 2001, respectively, with clearing brokers and dealers to meet this requirement.

8.      FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 2002 and 2001 was as follows:

	Estimated useful life in years	December 31,
		2002	2001
		(in thousands)

Equipment	5	$3,187	$2,491
Furniture and fixtures	7	1,571	1,113
Leasehold improvements	5 to 10	1,458	1,261
Accumulated depreciation and amortization		(2,195)	(2,941)
Furniture and equipment, net		$4,021	$1,924

9.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2002 and 2001 were as follows:

	December 31,
	2002	2001
	(in thousands )

Accounts payable	$2,352	$1,144
Compensation	12,300	6,947
Other	656	447
Total accounts payable and accrued liabilities	$15,308	$8,538

Substantially all employees are eligible to participate in the Sanders Morris Harris Group Inc. 401(k) defined contribution plan.  The Company made no contributions to this plan in 2002, 2001, and 2000.

10.    INCOME TAXES

The components of the comprehensive income tax provision (benefit) for the years ended December 31, 2002, 2001, and 2000 were as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Continuing operations:
Current	$3,297	$1,064	$2,062
Deferred	307	892	212
Total continuing operations	3,604	1,956	2,274
Discontinued operations	—	(95)	(1,403)
Income tax provision	3,604	1,861	871
Other comprehensive income (loss)	(109)	199	(221)
Comprehensive income tax provision	$3,495	$2,060	$650

The difference between the effective tax rate reflected in the income tax provision for continuing operations, including minority interests, and the statutory federal rate is analyzed as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)

Tax computed using the statutory rate	$3,061	$1,028	$1,491
Nondeductible amortization of goodwill	—	804	580
State income taxes	450	91	132
Other	93	33	71
Total	$3,604	$1,956	$2,274

The effective tax rates for continuing operations for the years ended December 31, 2002, 2001, and 2000 were 40.0%, 64.7%, and 51.9%, respectively.

The components of the deferred income tax assets and liabilities were as follows:

	2002	2001
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$—	$44
Accumulated depreciation	289	147
Accrued liabilities	164	156
Allowance for doubtful accounts	115	105
Partnership income	202	324
Deferred compensation	1,196	1,106
Unrealized loss on securities available for sale	151	33
Capital loss carryforward	—	89
Change in tax method of subsidiary acquired	—	35
Other	—	17
Total deferred tax assets	2,117	2,056
Deferred income tax liabilities:
Change in tax method	—	(14)
Unrealized gains on securities	(1,241)	(1,214)
Other	(238)	—
Total deferred tax liabilities	(1,479)	(1,228)
Net deferred tax asset	$638	$828

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

11.    DISCONTINUED OPERATIONS

Energy Recovery Resources, Inc.

The Board of Directors adopted a plan to discontinue the operations of Energy Recovery Resources, Inc. (“ERRI”) effective December 31, 1998.  The assets and liabilities of ERRI were sold on July 13, 2000.  The Company recorded a loss from disposal of ERRI totaling $600,000 during the year ended December 31, 2000.

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

Spires Financial, L.P.

Spires’ operations were discontinued in June 2000.  Spires incurred net losses of $10.8 million for the year ended December 31, 2000, including goodwill impairment of $8.3 million and $2.5 million, net of tax, for operating losses, abandoned leases, and other expenses.  The Company retained cash, receivables from broker-dealers, deposits with clearing brokers, and securities owned, but the other assets and liabilities of Spires, including proprietary software, databases, and property, were held for sale at December 31, 2000 and sold to a company associated with a former officer and director of the Company in January 2001.  An additional provision of $161,000, net of tax, was recorded during 2001 to reflect the uncollectible balance of retained receivables.

A summary of selected financial information of discontinued operations for each of the three years in the period ended December 31, 2002 were as follows:

	2002	2001	2000
	(in thousands)
Revenues:
ERRI	$—	$—	$2,138
Spires	—	—	3,150
Expenses:
ERRI	—	—	2,318
Spires	—	—	4,295
Net income (loss), net of tax:
ERRI	—	—	(180)
Spires	—	—	(1,145)
Income (loss) from discontinued operations, net of tax
Spires	—	—	(10,834)
Gain (loss) on disposition, net of tax:
ERRI	—	—	(600)
ESI	—	40	(300)
Spires	—	(161)	—
Totals	$—	$(121)	$(1,158)

12.    EMPLOYEE BENEFIT PLANS

During 2002, the Company’s shareholders approved an amendment to the Company’s 1998 Incentive Plan to increase the number of shares of its common stock available for incentive awards or incentive stock options from the greater of 1,100,000 shares or 15% of the total number of shares of common stock outstanding to the greater of 4,000,000 shares or 25% of the total number of shares of common stock outstanding.

A.  Stock Options

The Incentive Plan provides for the issuance to eligible employees of, among other things, incentive and non-qualified stock options, which may expire as much as 10 years from the date of grant.  The outstanding options vest over varying periods and have an exercise price equal to the closing price of the Company’s stock on the date of the grant.

The following table sets forth pertinent information regarding stock option transactions for each of the three years in the period ended December 31, 2002:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at December 31, 1999	582,050	$5.09
Granted	654,649	4.60	$3.93
Cancelled/Forfeited	(226,200)	4.59
Outstanding at December 31, 2000	1,010,499	4.89
Granted	444,230	5.11	$4.45
Cancelled/Forfeited	(113,255)	4.68
Outstanding at December 31, 2001	1,341,474	4.97
Granted	210,000	5.69	$2.91
Cancelled/Forfeited	(63,000)	5.19
Exercised	(12,250)	4.44
Oustanding at December 31, 2002	1,476,224	$5.07

Options exercisable at December 31, 2000	493,074	$5.28
Options exercisable at December 31, 2001	814,862	$5.07
Options exercisable at December 31, 2002	1,156,974	$5.08

Options available for grant at December 31, 2000	1,304,259
Options available for grant at December 31, 2001	724,400
Options available for grant at December 31, 2002	1,500,830

The following tables summarize information related to stock options outstanding and exercisable at December 31, 2002:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/02	Wgtd. Avg. Remaining Contr. Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/2002	Wgtd. Avg. Exercise Price
$4.44-$6.04	1,426,224	6.7	$4.90	1,106,974	$4.86
$10.00	50,000	1.0	10.00	50,000	10.00
$4.44-$10.00	1,476,224	6.5	$5.07	1,156,974	$5.08

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.06%; risk-free interest rate ranging from 1.69% to 4.34%; the expected life of options is seven to 10 years; and volatility ranging from 88.2% to 108.7% for the grants.

B.  Restricted and Capital Incentive Plan (“CIP”)

Effective January 1, 2001, the Company adopted the CIP under its Incentive Plan in which eligible employees and consultants may purchase shares of the Company’s restricted common stock at a price equal to 66.6% of the 20-day average of the closing sales prices for a share of the Company’s common stock, ending on the day prior to the date the shares are issued.

All shares issued are valued at the closing price on the date the shares are issued.  Consideration paid through the deferral of salaries, commissions, or discretionary bonuses is recorded as compensation expense on the date the shares are issued.  The difference between the value of the shares issued and the consideration paid is recorded as unearned compensation and is shown as a separate component of shareholders’ equity.  Additionally, shares are issued under the CIP in conjunction with notes receivable, which are amortized to compensation expense over the three-year vesting periods.

The following summarizes certain information related to the CIP for the years ended December 31, 2002 and 2001:

	Year Ended December 31,
	2002	2001
	(in thousands, except shares)

Number of shares issued	418,152	758,890
Value of shares issued	$2,393	$3,706
Additions to unearned compensation	1,001	1,204
Additions to notes receivable	702	572
Amortization of unearned compensation	706	107
Amortization of notes receivable	490	79

13.    PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.10 per share. Shares of Preferred Stock may be issued from time to time by the Board of Directors, without action by the shareholders, in one or more series with such designations, preferences and special rights and qualifications, limitations, and restrictions as may be designated by the Board of Directors prior to the issuance of such series.  No shares of Preferred Stock have been issued as of December 31, 2002.

14.    TREASURY STOCK

The Company repurchases its common stock from time to time primarily to offset the dilutive effect of its employee benefit plan.  Such repurchases are accounted for using the cost method.  The Company reacquired 143,087 and 396,022 shares of its common stock, for an aggregate purchase price of $694,000 and $1.8 million during the years ended December 31, 2002 and 2001, respectively.  During 2001, the Company issued 600,000 treasury shares at an aggregate cost of $2.4 million for the acquisition of Kissinger and 1,108 treasury shares at an aggregate cost of $5,000 for a stock grant to an employee.

15.    EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per-share computations for the periods indicated were as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except share and per share)

Computation of basic earnings (loss) per common share:
Net income (loss)	$5,399	$945	$(9,623)
Weighted average common shares outstanding	16,621,698	15,828,654	13,951,787
Basic earnings (loss) per common share	$0.32	$0.06	$(0.69)

Computation of diluted earnings (loss) per common share:
Net income (loss)	$5,399	$945	$(9,623)
Weighted average number of common shares outstanding	16,621,698	15,828,654	13,951,787
Common shares issuable under stock option plan	1,426,223	921,179	—
Less shares assumed repurchased with proceeds	(1,129,489)	(790,954)	—
Weighted average common shares outstanding	16,918,432	15,958,879	13,951,787
Diluted earnings (loss) per common share	$0.32	$0.06	$(0.69)

Outstanding stock options (50,000 at December 31, 2002; 420,294 at December 31, 2001; and 990,499 at December 31, 2000) have not been included in diluted earnings (loss) per common share because to do so would have been antidilutive for the periods presented.

16.    COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into underwriting commitments.  There were no firm underwriting commitments open at December 31, 2002.

Total rental expense for operating leases for the years indicated was: for 2002, approximately $2.9 million; for 2001, approximately $2.1 million; for 2000, approximately $1.7 million.  The Company and its subsidiaries have obligations under operating leases that expire by 2012 with initial noncancelable terms in excess of one year.  Aggregate annual rentals for office space and computer and office equipment are as follows:

(in thousands)

2003	$3,083
2004	2,124
2005	1,707
2006	1,544
2007	1,163
Thereafter	1,733
Total minimum rental payments	$11,354

The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations.  The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on consolidated financial condition, results of operations or cash flows.

The Company has uncommitted financing arrangements with our clearing brokers that finance our customer accounts, certain broker-dealer balances and firm trading positions.  Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheets for financial accounting reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts and therefore, retains risk on these accounts.  The Company is required to maintain certain cash or securities on deposit with our clearing brokers.

17.    CONCENTRATIONS OF CREDIT RISK

Financial investments that potentially subject the Company to concentrations of credit risk primarily consist of securities available for sale, securities owned and all receivables.  Risks and uncertainties associated with financial investments include credit exposure, interest rate volatility, regulatory changes, and changes in market values of equity securities.  Future changes in market trends and conditions may occur that could cause actual results to differ materially from the estimates used in preparing the accompanying consolidated financial statements.

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

18.    NET CAPITAL REQUIREMENTS OF SUBSIDIARIES

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2002, SMH had net capital of $16.2 million, which was $15.0 million in excess of its required net capital of $1.2 million.  PMT is required by the Texas Department of Banking to maintain minimum capital of $1.5 million.  At December 31, 2002, PMT had net capital of $4.4 million.

19.    BUSINESS SEGMENT INFORMATION

The Company’s continuing businesses operate in two reportable business segments.  The Company’s investment banking and brokerage segment includes the operations of SMH.  SMH is an investment banking and brokerage services firm whose activities primarily include securities underwriting, private placements, and institutional, prime and retail brokerage services.  The Company’s investment management segment includes the operations of PMT and SMH Capital Advisors.  PMT is a state chartered trust company providing a variety of trust services including investment management, estate settlement, and retirement planning.  SMH Capital Advisors provides investment management and financial planning services to individuals and institutions.  The following summarizes certain financial information of each reportable segment:

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Year Ended December 31, 2002
Revenues	$76,354	$5,825	$198	$82,377
Amortization of goodwill	—	—	—	—
Other expenses	(66,140)	(5,010)	(2,381)	(73,531)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	10,214	815	(2,183)	8,846
Equity in income of limited partnerships	2,260	—	92	2,352
Income (loss) before income taxes and minority interests	$12,474	$815	$(2,091)	$11,198
Year Ended December 31, 2001
Revenues	$51,599	$3,298	$(246)	$54,651
Amortization of goodwill	—	—	(2,172)	(2,172)
Other expenses	(47,074)	(3,867)	(2,444)	(53,385)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	4,525	(569)	(4,862)	(906)
Equity in loss of limited partnerships	3,740	—	—	3,740
Income (loss) before income taxes and minority interests	$8,265	$(569)	$(4,862)	$2,834
Year Ended December 31, 2000
Revenues	$39,132	$3,474	$1,260	$43,866
Amortization of goodwill	—	—	(1,567)	(1,567)
Other expenses	(32,162)	(2,289)	(2,065)	(36,516)
Income (loss) before equity in loss of limited partnerships, income taxes and minority interests	6,970	1,185	(2,372)	5,783
Equity in loss of limited partnerships	(1,748)	—	—	(1,748)
Income (loss) before income taxes and minority interests	$5,222	$1,185	$(2,372)	$4,035

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Total assets as of December 31, 2002	$80,614	$6,701	$30,008	$117,323
Total assets as of December 31, 2001	$67,408	$5,997	$31,904	$105,309

20.    SUPPLEMENTAL CASH FLOW INFORMATION

	2002	2001	2000
	(in thousands)

Cash paid for interest	$6	$7	$—
Cash paid for income taxes	3,407	1,173	1,505
Cash received from income tax refunds	292	41	—
Non-cash investing and financing activities:
Acquisitions:
Cash	—	30	13,577
Securities owned	—	—	7,605
Other assets	—	456	6,389
Goodwill	—	4,175	35,469
Accounts payable and accrued liabilities	—	(409)	(7,688)
Other liabilities	—	—	(3,973)
Issuance of common and treasury stock	—	(4,208)	(45,031)
Cash paid for acquisitions	—	(43)	(5,840)

21.    RELATED PARTIES

SMH earned insurance commissions  (for 2002, $1.2 million; for 2001, $528,000; and for 2000, $117,000) from HWG Insurance Agency, Inc.  The sole shareholder of HWG Insurance Agency is an employee of SMH.

The Company, through its wholly owned venture capital investment company subsidiary, SMHG Capital Inc., owns an investment in BioCyte Therapeutics, Inc. (“BioCyte”) which is accounted for at fair value.  The Company’s president has an investment in BioCyte and serves on its board of directors.  Another employee of the Company has an investment in BioCyte, serves as the president of BioCyte, and also serves on its board of directors.  Certain other of the Company’s employees also perform services on behalf of BioCyte.  The Company allocates a portion of employee compensation costs of certain of these employees to BioCyte.  Such allocations aggregated $133,000, $245,000, and $90,000 during 2002, 2001, and 2000, respectively.  The Company had outstanding receivables from BioCyte of $189,000 and $148,000 at December 31, 2002 and 2001, respectively, related primarily to unpaid employee compensation cost allocations.

The Company owns controlling interests in several limited liability companies that act as the general partners in several limited partnerships (the “Partnerships”). The Partnerships pay management fees to the general partners. Certain officers of SMH serve on the boards of directors of entities in which the Partnerships invest.  In addition, SMH has served, and may in the future serve, as the placement agent advisor, offering manager or underwriter for companies in which the Partnerships invest.

In connection with the January 1999 combination, certain employees of the financial services firms exercised warrants and options for the purchase of shares in their respective companies, which were then exchanged for shares of the Company.  To exercise the warrants and options, the employees borrowed the aggregate exercise price from the Company.  The loans were evidenced by recourse promissory notes and were secured by pledges of the SMHG common shares acquired as part of the exchange.  Interest accrued on the unpaid principal balance at the federal rate published by the Internal Revenue Service for obligations of comparable maturity.  During 2000, 2001 and 2002, the Company exchanged a portion of the notes receivable from employees for the Company’s common shares that were pledged to secure the notes.

During 2001, the Company formed PTC – Houston Management, L.P. (“PTC”) to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston.  A director of SMHG and his family are the principal owners of an entity that is a 50% owner of PTC.  Net operating income recognized by PTC totaled $4.4 million during 2002, 50% of which, or $2.2 million, was attributable to each of SMHG and the director-owned entity.  During 2001, net operating losses recognized by PTC totaled $116,000, 50% of which, or $58,000, was attributable to each of SMHG and the director-owned entity.

22.    UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Three Months Ended (in thousands, except share and per share amounts)

2002	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Total revenues	$20,823	$19,209	$17,419	$24,926

Income (loss from continuing operations)	1,969	1,100	(166)	2,494
Income (loss from discontinued operations)	—	—	—	—
Net income (loss)	$1,969	$1,100	$(166)	$2,494
Basic and diluted earnings (loss) per share:
From continuing operations	$0.12	$0.07	$(0.01)	$0.14
From discontinued operations	—	—	—	—
Net earnings (loss) per share	$0.12	$0.07	$(0.01)	$0.14
Weighted average common shares outstanding - diluted	16,604,213	16,886,188	16,674,678	17,225,988

	Three Months Ended (in thousands, except share and per share amounts)

2001	March 31 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Total revenues	$15,353	$14,315	$11,701	$13,282

Income (loss from continuing operations)	902	479	(1,006)	691
Income (loss from discontinued operations)	—	—	—	(121)
Net income (loss)	$902	$479	$(1,006)	$570
Basic and diluted earnings (loss) per share:
From continuing operations	$0.06	$0.03	$(0.06)	$0.04
From discontinued operations	—	—	—	(0.01)
Net earnings (loss) per share	$0.06	$0.03	$(0.06)	$0.03
Weighted average common shares outstanding - diluted	15,389,709	16,104,537	16,042,002	16,134,810

23.    SUBSEQUENT EVENTS

On February 25, 2003, the Company announced that its board of directors declared a cash dividend for the first quarter of 2003, in the amount of $0.03 per share of common stock.  The cash dividend will be payable on April 15, 2003 to holders of record as of the close of business on April 1, 2003.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

The information required in response to this Item 10 is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 11.    Executive Compensation

The information required in response to this Item 11 is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item 12 is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 13.    Certain Relationships and Related Transactions

The information required in response to this Item 13 is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 14.    Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.  There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b)         Reports on Form 8-K

On November 26, 2002, the Company filed a current report on Form 8-K relating to the declaration by its board of directors of a cash dividend in the amount of $0.025 per share of common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

SANDERS MORRIS HARRIS GROUP INC.

By: /s/ BEN T. MORRIS
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March 2003.

Signature		Title

/s/	BEN T. MORRIS	Chief Executive Officer and Director
	Ben T. Morris	(Principal Executive Officer)

/s/	ROBERT E. GARRISON II	President and Director
Robert E. Garrison II

/s/	GEORGE L. BALL	Chairman of the Board
George L. Ball

/s/	DON A. SANDERS	Vice Chairman
Don A. Sanders

/s/	DONALD R. CAMPBELL	Director
Donald R. Campbell

/s/	TITUS H. HARRIS, JR.	Director
Titus H. Harris, Jr.

/s/	NOLAN RYAN	Director
Nolan Ryan

/s/	JOHN H. STYLES	Director
John H. Styles

/s/	W. BLAIR WALTRIP	Director
W. Blair Waltrip

/s/	DAN S. WILFORD	Director
Dan S. Wilford

/s/	RICK BERRY	Chief Financial Officer
	Rick Berry	(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Ben T. Morris, certify that:

1.               I have reviewed this annual report on Form 10-K of Sanders Morris Harris Group Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ BEN T. MORRIS
Ben T. Morris
Chief Executive Officer

I, Rick Berry, certify that:

1.          I have reviewed this annual report on Form 10-K of Sanders Morris Harris Group Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

c)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ RICK BERRY
Rick Berry
Chief Financial Officer

Index to exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company, as amended (Filed as Exhibit 3.1 to the Company’s Form 10-K for the year ending December 31, 2001 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (Filed as an exhibit to the Company’s Form 10-K for the year ending December 31, 1998. (File No. 333-65417) and incorporated herein by reference).
10.1

Asset Purchase Agreement dated July 13, 2000, among Energy Recovery Resources, Inc., TEI, Inc., Sanders Morris Harris Group Inc. and U.S. Filter Recovery Services (Mid-Atlantic), Inc. (Filed as Exhibit 2.1 to the Company’s 8-K dated July 24, 2000 and incorporated herein by reference).

10.2

Employment Agreement dated June 30, 2000, between Sanders Morris Harris, Inc. and Arnold J. Barton (filed as Exhibit 10.1 to the Company’s 8-K dated July 14, 2000 and incorporated herein by reference).

10.3

Registration Rights Agreement dated June 30, 2000, among Pinnacle Global Group, Inc., Arnold J. Barton, Richard D. Grimes, Jack D. Seibald, Allison Weiss, Neil Lauro, and John Conlon (Filed as Exhibit 10.2 to the Company’s 8-K dated July 14, 2000 and incorporated herein by reference).

10.4

Merger Agreement dated June 30, 2000, among Pinnacle Global Group, Inc., Sanders Morris Harris Inc., Blackford Securities Corporation, Arnold J. Barton, Richard D. Grimes, Jack D. Seibald, Allison Weiss, Neil Lauro, and John Conlon (Filed as Exhibit 2.1 to the Company’s 8-K dated July 14, 2000 and incorporated herein by reference).

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

10.12

Asset Purchase Agreement between Tanknology Environmental, Inc. and Jack Holder Enterprises, Inc. dated January 31, 1994 (Filed as an exhibit to TEI’s Form 10-K for the year ending December 31, 1994 (File No. 0-18899) and incorporated herein by reference).

10.13

Asset Purchase Agreement between Tanknology/Engineered Systems, Inc., TEI, Inc. and Sorrento Electronics, Inc. dated December 23, 1997 (filed as an exhibit to TEI’s Form 10-K for the year ending December 23, 1997 (File No. 0-18899) and incorporated herein by reference).

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

10.19	Letter of Agreement dated August 31, 1999 between Montgomery Correspondent Services, a division of Banc of America Securities LLC and Spires Financial, L.P.
10.20	Office Lease Agreement and related amendments dated September 25, 1996 between Texas Tower Limited and Sanders Morris Mundy Inc.
*21.1	List of Subsidiaries of the Registrant.
*23.1	Consent of KPMG LLP.
*23.2	Consent of PricewaterhouseCoopers LLP.
*99.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*99.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

* Filed herewith.

(b) Reports on Form 8-K

On November 26, 2002, the Company filed a current report on Form 8-K relating to the declaration byits board of directors of a cash dividend in the amount of $0.025 per share of common stock.