Form 10-Q
period 2003-03-31
SANDERS MORRIS HARRIS GROUP INC
filed 2003-05-12
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒        NO  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒        NO  ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 1, 2003, was 17,073,844.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$30,322	$34,890
Receivables, net of allowance of $295
Broker-dealers	1,136	641
Customers	2,755	2,026
Related parties	4,950	4,489
Other	577	719
Deposits with clearing brokers	1,502	1,000
Securities owned	17,367	16,995
Securities available for sale	2,760	3,064
Furniture and equipment, net	3,988	4,021
Deferred income taxes, net	414	638
Other assets	1,302	1,167
Goodwill, net of accumulated amortization of $4,268	47,673	47,673
Total assets	$114,746	$117,323

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$11,071	$15,308
Securities sold, not yet purchased	60	93
Other liabilities	180	190
Total liabilities	11,311	15,591

Commitments and contingencies

Minority interests	200	421

Shareholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,625,880 and 17,439,743 shares issued, respectively	176	174
Additional paid-in capital	111,000	109,959
Receivables for shares issued	(1,011)	(705)
Accumulated deficit	(2,178)	(3,367)
Accumulated other comprehensive loss	(299)	(243)
Unearned compensation	(1,219)	(1,392)
Treasury stock at cost, 717,503 and 702,849 shares, respectively	(3,234)	(3,115)
Total shareholders’ equity	103,235	101,311
Total liabilities and shareholders’ equity	$114,746	$117,323

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues:
Commissions	$12,312	$9,660
Principal transactions	2,010	4,783
Investment banking	3,404	3,675
Fiduciary, custodial and advisory fees	1,755	1,713
Interest and dividends	525	427
Other income	926	565
Total revenues	20,932	20,823

Expenses:
Employee compensation and benefits	13,715	13,423
Floor brokerage, exchange and clearance fees	1,430	923
Communications and data processing	1,329	1,005
Occupancy	1,247	1,045
Other general and administrative	2,061	1,903
Total expenses	19,782	18,299

Income before equity in income of limited partnerships, income taxes and minority interests	1,150	2,524
Equity in income of limited partnerships	868	623
	2,018	3,147
Provision for income taxes	(830)	(1,162)
Minority interests in net loss (income) of consolidated companies	1	(16)

Net income	$1,189	$1,969

Earnings per share:
Basic	$0.07	$0.12
Diluted	$0.07	$0.12

Weighted average common shares outstanding:
Basic	16,845,379	16,468,579
Diluted	17,394,518	16,604,213

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2003
(in thousands, except shares)
(unaudited)

	Amounts		Shares

Common stock
Balance, beginning of period	$174		17,439,743
Stock issued pursuant to employee benefit plan	2		186,137
Balance, end of period	176		17,625,880
Additional paid-in capital
Balance, beginning of period	$109,959
Stock issued pursuant to employee benefit plan	1,555
Dividends	(514)
Balance, end of period	111,000
Receivables for shares issued
Balance, beginning of period	$(705)
Issuance of restricted stock	(515)
Amortization of notes receivable	209
Balance, end of period	(1,011)
Accumulated deficit
Balance, beginning of period	$(3,367)
Net income	1,189	1,189
Balance, end of period	(2,178)	1,189
Accumulated other comprehensive loss
Balance, beginning of period	$(243)
Net change in unrealized depreciation on securities available for sale	(88)	(88)
Income tax benefit on change	32	32
Balance, end of period	(299)	(56)
Comprehensive income		1,133
Unearned compensation
Balance, beginning of period	$(1,392)
Net issuance of restricted stock	(34)
Amortization of unearned compensation	207
Balance, end of period	(1,219)
Treasury stock
Balance, beginning of period	$(3,115)		(702,849)
Acquisition of treasury stock	(119)		(14,654)
Balance, end of period	(3,234)		(717,503)
Total shareholders’ equity and common shares outstanding	$103,235		16,908,377

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2003 and 2002
(in thousands)
(unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,189	$1,969
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized gain on securities available for sale	—	(4)
Depreciation	273	199
Provision for bad debts	—	183
Compensation expense related to amortization of notes receivable and unearned compensation	416	206
Deferred income taxes	258	532
Minority interests in loss of consolidated companies	(1)	16
Changes in operating assets and liabilities:
Increase in receivables	(1,543)	(131)
Increase in deposits with clearing brokers	(502)	—
Increase in securities owned	(372)	(982)
Increase in other assets	(135)	(536)
Decrease in securities sold, not yet purchased	(33)	(28)
Decrease in other liabilities	(10)	(15)
Increase (decrease) in accounts payable and accrued liabilities	(4,327)	731
Net cash (used in) provided by operating activities	(4,791)	2,140
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(240)	(399)
Purchase of securities available for sale	(33)	(859)
Proceeds from sales and maturities of securities available for sale	250	178
Net cash used in investing activities	(23)	(1,080)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(119)	(555)
Collection of receivable for shares issued	—	48
Proceeds from shares issued	1,008	530
Distributions to minority interests	(219)	—
Payments of cash dividends	(424)	—
Net cash provided by financing activities	246	23
Net (decrease) increase in cash and cash equivalents	(4,568)	1,083
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,890	30,410
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,322	$31,493

Noncash investing and financing activities:
Cash paid for income taxes	$139	$505

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

In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at March 31, 2003, our results of operations for the three months ended March 31, 2003 and 2002, and our cash flows for the three months ended March 31, 2003 and 2002.  All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Effects of Recently Issued Accounting Standards

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in a variable interest entity obtained after January 31, 2003.  For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first annual or interim reporting period beginning after June 15, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.  The Company is currently evaluating the effect of this Interpretation on its potential variable interest entities that would require consolidation under this Interpretation.

Compensation

Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transaction and Disclosure, was issued in December 2002.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure provisions included on SFAS No. 148 in the notes to the consolidated financial statements contained herein.

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

The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148:

	Three Months Ended March 31,
	2003	2002
Net income as reported	$1,189	$1,969
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)	(137)
Pro forma net income	$1,153	$1,832

Earnings per share
Basic-as reported	$0.07	$0.12
Basic-pro forma	$0.07	$0.11

Diluted-as reported	$0.07	$0.12
Diluted-pro forma	$0.07	$0.11

Reclassifications

Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform them with the 2003 presentation.  The reclassifications had no effect on accumulated deficit, results of operations or cash flows as previously reported.

2.              SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of March 31, 2003 were as follows:

	Owned	Sold, Not Yet Purchased
	(in thousands)
Marketable:
Corporate stocks (cost $248)	$229	$60
Corporate bonds and commercial paper (cost $1,921)	1,554	—
	1,783	60
Not readily marketable:
Partnerships (cost $6,084)	10,905	—
Corporate stocks and warrants (cost $2,630)	4,679	—
	$17,367	$60

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

3.              SECURITIES AVAILABLE FOR SALE

Securities available for sale at March 31, 2003 were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(in thousands)

U.S. Government and agency obligations	$1,060	$14	$(9)	$1,065
Marketable equity securities	2,174	18	(497)	1,695
Total	$3,234	$32	$(506)	$2,760

The contractual maturities of debt securities available for sale at March 31, 2003, were as follows:

Due before 5 years	$1,065

Gross gains on sales of securities available for sale were $7,000 for the three months ended March 31, 2002.  Gross realized losses, including unrealized permanent impairment losses, on securities available for sale were  $3,000 for the three months ended March 31, 2002.  No gains or losses on sales of securities available for sale were recorded during the three months ended March 31, 2003.

4.              INCOME TAXES

The differences between the effective tax rate reflected in the income tax (benefit) provision from operations and the statutory federal rate were as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands)

Tax computed using the statutory rate	$670	$1,070
State income taxes and other	160	92
Total	$830	$1,162

5.              COMMITMENTS AND CONTINGENCIES

There were no firm underwriting commitments open at March 31, 2003.

The Company and its subsidiaries have obligations under operating leases that expire by 2012 with initial noncancelable terms in excess of one year.

The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to its operations.  The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

6.              EARNINGS PER COMMON SHARE

Basic and diluted earnings per-share computations for the periods indicated were as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands, except share and per share amounts)
Computation of basic and diluted income per common share for the three months ended March 31:
Net income	$1,189	$1,969
Weighted average number of common shares outstanding	16,845,379	16,468,579
Common shares issuable under stock option plan	1,309,511	1,065,348
Less shares assumed repurchased with proceeds	(760,372)	(929,714)
Weighted average common shares outstanding	17,394,518	16,604,213
Basic and diluted income per common share	$0.07	$0.12

Outstanding stock options exercisable for 50,000 common shares for the three months ended March 31, 2003 and 247,000 common shares for the three months ended March 31, 2002 have not been included in diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

7.              BUSINESS SEGMENT INFORMATION

The Company’s businesses operate in two reportable business segments.  The Company’s investment banking and brokerage segment includes the operations of SMH.  SMH is an investment banking and brokerage firm whose activities primarily include securities underwriting, other investment banking services, private placements, and institutional, prime and retail brokerage.  The Company’s asset management segment includes the operations of PMT and SMH Capital Advisors.  PMT is a state chartered trust company providing a variety of trust services, including investment management, estate settlement and retirement planning.  SMH Capital Advisors provides financial planning services to individuals and asset management services to investors with an emphasis on fixed income securities.  The following summarizes certain financial information of each reportable segment for the three months ended March 31, 2003 and 2002, respectively.

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Three Months Ended March 31, 2003
Revenues	$19,355	$1,411	$166	$20,932
Expenses	(18,145)	(1,314)	(323)	(19,782)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	1,210	97	(157)	1,150
Equity in income of limited partnerships	774	—	94	868
Income (loss) before income taxes and minority interests	$1,984	$97	$(63)	$2,018

Three Months Ended March 31, 2002
Revenues	$19,498	$1,309	$16	$20,823
Expenses	(16,491)	(1,123)	(685)	(18,299)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	3,007	186	(669)	2,524
Equity in income of limited partnerships	547	—	76	623
Income (loss) before income taxes and minority interests	$3,554	$186	$(593)	$3,147

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Total assets as of March 31, 2003	$77,739	$6,713	$30,294	$114,746
Total assets as of December 31, 2002	$80,614	$6,701	$30,008	$117,323

8.              EMPLOYEE BENEFIT PLANS

Under its 1998 Incentive Plan, as amended, the Company has reserved 25% of the issued and outstanding Common Stock of the Company, or 4,000,000 shares of Common Stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan.  The Company had 1,523,986 shares of Common Stock available for grant under the Incentive Plan at March 31, 2003.

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

Restricted and Capital Incentive Plan (“CIP”)

Effective January 2, 2001, the Company adopted the CIP under its Incentive Plan in which eligible employees may purchase shares of the Company’s restricted common stock at a discount of up to 33 1/3 % of the 20-day average of the closing sales prices for a share of the Company’s common stock, ending on the day prior to the date the shares are issued.  The CIP was amended effective November 1, 2001 to include eligible consultants as potential participants under the program.

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

The following summarizes certain information related to the CIP for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	(in thousands, except shares)

Number of shares issued	68,653	229,025
Value of shares issued	$549	$1,207
Additions to unearned compensation	34	605
Additions to notes receivable	515	234
Amortization of unearned compensation	207	109
Amortization of notes receivable	209	97

9.              RELATED PARTIES

The Company had receivables from related parties totaling $5.0 million at March 31, 2003, primarily consisting of $1.4 million of unpaid management fees earned on the Company’s investments in limited partnerships and $3.0 million of notes receivable from employees and consultants.

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

Expenses.                   Our expenses consist of (1) employee compensation and benefits, (2) brokerage and clearing costs, and (3) other expenses.  Compensation and benefits have both a variable component based on revenue production and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides, and trading desk incentives.  Retail and institutional commissions are based on a competitive commission schedule.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.  Compensation and benefits is our largest expense item and includes wages, salaries and benefits. During the first three months of 2003, compensation and benefits represented 69% of total expenses, and 66% of total revenues compared to 73% of total expenses, and 64% of total revenues during the comparable period in 2002.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Total revenues were $20.9 million in the first quarter of 2003 compared to $20.8 million for the same quarter in 2002.  An increase in commission revenue from prime brokerage services was partially offset by a decline in fixed income brokerage revenues.  Total expenses for the same 2003 period increased to $19.8 million from $18.3 million in the same quarter of the previous year.  Equity in income of limited partnerships increased from $623,000 during the first quarter of 2002 to $868,000 during the first quarter of 2003, due to increases in the Company’s share of the values of securities held in the investment portfolios of the limited partnerships managed by the Company.  Net income for the three month period ended March 31, 2003 declined to $1.2 from $2.0 million in the same period in 2002.  Basic and diluted income per share was $0.07 for the three months ended March 31, 2003 compared to $0.12 for the same period in 2002.

Commissions revenue increased to $12.3 million in the first quarter of 2003 from $9.7 million in 2002, primarily as a result of increased trading volume related to the growth of both the number and size of prime broker accounts.  Principal transactions revenue totaled $2.0 million for the 2003 period versus $4.8 million in the first quarter of 2002.  Revenues from fixed income brokerage declined to $1.6 million during the first quarter of 2003 from $3.9 million during the comparable prior year quarter due to the reduced impact on the mortgage-related securities market caused by stabilizing interest rates in the current year, compared to declining interest rates during the first quarter of 2002.  Investment banking revenue declined to $3.4 million during the first quarter of 2003 from $3.7 million in the same period of 2002, principally due to a decline in fees earned from private placement transactions.  Revenues from fiduciary, custodial and advisory fees increased to $1.8 million in the first quarter of 2003 from $1.7 million in same quarter of 2002.  Interest and dividend income increased to $525,000 in 2003 from $427,000 in the same period last year.  Other income increased from $565,000 during 2002 to $926,000 during 2003, due to an increase in interest earned on the Company’s cash balances and customer credit balances at its clearing brokers as well as increased fees earned from the sale of insurance annuity products.

During the three months ended March 31, 2003, employee compensation and benefits, increased to $13.7 million from $13.4 million in the same period last year.  Floor brokerage, exchange and clearance fees increased to $1.4 million in the first quarter of 2003 from $923,000 in the same quarter of 2002 reflecting increased clearing and execution costs resulting from the additional trading volume attributable to the growth in revenues from prime brokerage services.  Communication and data processing costs increased to $1.3 million in 2003 from $1.0 million in the same period last year resulting primarily from increased personnel and trading volumes related to the prime brokerage division.  Occupancy costs totaled $1.2 million during the first quarter of 2003, compared to $1.0 million in the prior year quarter.  Other general and administrative expenses increased to $2.1 million during the first three months of 2003 from $1.9 million in the first quarter of last year mainly due to the growth in the prime brokerage division.

The effective tax rate from operations was 41% for the three months ended March 31, 2003 compared to 37% for the three months ended March 31, 2002.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold.

At March 31, 2003, we had approximately $30.3 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 33% of our total assets at the end of the first quarter.

For the three months ended March 31, 2003, net cash used in operations totaled $4.8 million versus net cash provided by operations of $2.1 million during the first three months of 2002.  Accounts payable and accrued liabilities declined by $4.3 million during the three months ended March 31, 2003, principally due to the payment of accrued compensation during the first quarter of 2003.  Accounts receivable increased by $1.5 million during the first three months of 2003, primarily due to increases in management fees owed to the Company by the limited partnerships, and in notes receivable from other related parties.

Capital expenditures for the first quarter of 2003 were $240,000, mainly for the purchase of furniture and computer equipment and software, as well as for leasehold improvements, necessary for our growth.  During the first three months of 2003, we reacquired 14,654 of our common shares at a total cost of approximately $119,000.

At March 31, 2003, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations.  We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Factors Affecting Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Acts”). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements, which could affect the demand for the Company’s services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of the Company’s trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel and (11) demand for the Company’s services. The Company does not undertake to publicly update or revise any forward-looking statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Market Risks

At March 31, 2003, PMT had equity securities under management with a fair value of $415 million.  PMT’s fee income for the three months ended March 31, 2003 would have been reduced by approximately $53,000 assuming a hypothetical 10% decrease in the value of its equity securities under management.  PMT’s securities available for sale are recorded at a fair value of approximately $2.8 million at March 31, 2003.  These securities are subject to equity price risk.  These securities have an original cost of $3.2 million.  At March 31, 2003, the unrealized decline in market value totaling $474,000, less tax benefit of $175,000, has been included as a separate component of shareholders’ equity.

Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Management believes the unrealized losses are temporary at March 31, 2003.  However, a write-down accounted for as a realized loss may be necessary in the future.

The Company’s trading equity and debt securities are marked to market on a daily basis.  At March 31, 2003, the Company’s trading equity and debt securities were recorded at a fair value of approximately $1.8 million.  These trading equity and debt securities are subject to equity price risk.  This risk would amount to approximately $180,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity and debt securities.  The actual equity price risk related to the trading equity and debt securities may differ substantially.

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

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations.  Certain of our litigation and claims are covered by insurance with a maximum deductible of $50,000.  We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

*  Filed herewith.

(b)         Reports on Form 8-K.

On February 25, 2003, the Company filed a current report on Form 8-K relating to the declaration by its board of directors of a cash dividend in the amount of $0.03 per share of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

	By	/s/ BEN T. MORRIS
Ben T. Morris
Chief Executive Officer

	By	/s/ RICK BERRY
Rick Berry
Chief Financial Officer

Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ RICK BERRY
Rick Berry
Chief Financial Officer