Form 10-Q
period 2003-06-30
SANDERS MORRIS HARRIS GROUP INC
filed 2003-08-13
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of August 1, 2003, was 17,159,767.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$34,431	$34,890
Receivables, net of allowance of $400 and $295, respectively
Broker-dealers	700	641
Customers	2,972	2,026
Related parties	5,843	4,489
Other	406	719
Deposits with clearing brokers	1,003	1,000
Securities owned	20,474	16,995
Securities available for sale	2,692	3,064
Furniture and equipment, net	3,944	4,021
Deferred income taxes	76	638
Other assets	2,086	1,167
Goodwill, net of accumulated amortization of $4,268	49,399	47,673
Total assets	$124,026	$117,323

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$14,683	$15,308
Securities sold, not yet purchased	276	93
Other liabilities	215	190
Total liabilities	15,174	15,591

Commitments and contingencies

Minority interests	204	421

Shareholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,882,270 and 17,439,743 shares issued, respectively	179	174
Additional paid-in capital	112,711	109,959
Receivables for shares issued	(1,050)	(705)
Retained earnings (accumulated deficit)	1,217	(3,367)
Accumulated other comprehensive loss	(158)	(243)
Unearned compensation	(968)	(1,392)
Treasury stock at cost, 722,503 and 702,849 shares, respectively	(3,283)	(3,115)
Total shareholders’ equity	108,648	101,311
Total liabilities and shareholders’ equity	$124,026	$117,323

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Commissions	$13,321	$11,372	$25,633	$21,032
Principal transactions	3,939	612	5,949	5,395
Investment banking	6,797	4,087	10,201	7,763
Fiduciary, custodial and advisory fees	2,527	1,927	4,281	3,640
Interest and dividends	684	461	1,209	887
Other income	351	750	1,277	1,315
Total revenues	27,619	19,209	48,550	40,032

Expenses:
Employee compensation and benefits	16,714	12,463	30,429	25,885
Floor brokerage, exchange and clearance fees	1,470	1,064	2,900	1,987
Communications and data processing	1,408	900	2,738	1,905
Occupancy	1,635	1,152	2,882	2,198
Other general and administrative	2,592	2,046	4,652	3,949
Total expenses	23,819	17,625	43,601	35,924

Income before equity in income of limited partnerships, income taxes and minority interests	3,800	1,584	4,949	4,108
Equity in income of limited partnerships	1,985	193	2,853	817
	5,785	1,777	7,802	4,925
Provision for income taxes	(2,365)	(670)	(3,194)	(1,832)
Minority interests in net income of consolidated companies	(25)	(7)	(24)	(23)

Net income	$3,395	$1,100	$4,584	$3,070

Earnings per share:
Basic	$0.20	$0.07	$0.27	$0.19
Diluted	$0.19	$0.07	$0.26	$0.18

Weighted average common shares outstanding:
Basic	17,115,147	16,613,928	16,981,008	16,541,655
Diluted	17,641,257	16,886,188	17,526,008	16,748,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2003

(in thousands, except shares)

(unaudited)

	Amounts		Shares

Common stock
Balance, beginning of period	$174		17,439,743
Stock issued pursuant to employee benefit plan	5		442,527
Balance, end of period	179		17,882,270
Additional paid-in capital
Balance, beginning of period	$109,959
Stock issued pursuant to employee benefit plan	3,788
Dividends	(1,036)
Balance, end of period	112,711
Receivables for shares issued
Balance, beginning of period	$(705)
Issuance of restricted stock	(729)
Amortization of notes receivable	384
Balance, end of period	(1,050)
Retained earnings (accumulated deficit)
Balance, beginning of period	$(3,367)
Net income	4,584	4,584
Balance, end of period	1,217	4,584
Accumulated other comprehensive loss
Balance, beginning of period	$(243)
Net change in unrealized depreciation on securities available for sale	135	135
Income tax benefit on change	(50)	(50)
Balance, end of period	(158)	85
Comprehensive income		4,669
Unearned compensation
Balance, beginning of period	$(1,392)
Net issuance of restricted stock	(57)
Amortization of unearned compensation	481
Balance, end of period	(968)
Treasury stock
Balance, beginning of period	$(3,115)		(702,849)
Acquisition of treasury stock	(168)		(19,654)

Balance, end of period	(3,283)		(722,503)
Total shareholders’ equity and common shares outstanding	$108,648		17,159,767

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2003 and 2002

(in thousands)

(unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,584	$3,070
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized gain on securities available for sale	(9)	(21)
Depreciation	567	399
Provision for bad debts	160	180
Compensation expense related to amortization of notes receivable and unearned compensation	864	522
Deferred income taxes	512	161
Minority interests in income of consolidated companies	24	23
Changes in operating assets and liabilities:
Increase in receivables	(2,040)	(632)
Increase in securities owned	(3,479)	(744)
Increase in other assets	(965)	(417)
Increase (decrease) in securities sold, not yet purchased	183	(27)
Increase (decrease) in other liabilities	25	(46)
Increase (decrease) in accounts payable and accrued liabilities	(476)	984
Net cash (used in) provided by operating activities	(50)	3,452
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(460)	(1,563)
Acquisition, net of cash acquired of $142 and $0, respectively	(1,608)	—
Purchase of securities available for sale	(784)	(2,307)
Proceeds from sales and maturities of securities available for sale	1,302	431
Net cash used in investing activities	(1,550)	(3,439)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(168)	(582)
Collection of receivable for shares issued	—	48
Proceeds from shares issued	2,130	777
Investment by minority interest	38	50
Distributions to minority interests	(344)	—
Payments of cash dividends	(515)	(419)
Net cash (used in) provided by financing activities	1,141	(126)
Net decrease in cash and cash equivalents	(459)	(113)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,890	30,410
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,431	$30,297

Noncash investing and financing activities:
Cash paid for income taxes	$1,514	$1,665

The accompanying notes are an integral part of the condensed consolidated financial statements.

Sanders Morris Harris Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.              BASIS OF PRESENTATION

Nature of Operations

Through its operating subsidiaries Salient Capital Management (“Salient/PMT”), Sanders Morris Harris Inc. (“SMH”) and SMH Capital Advisors (“SMCA”), the Company provides a broad range of financial services, including institutional, prime and retail brokerage, investment banking, other investment banking services,  merchant banking, financial advisory, trust related services, investment management and financial planning. The Company serves a diverse group of institutional, corporate and individual clients.

The Company merged with and acquired its operating subsidiaries in 2003, 2001, 2000 and 1999.  The acquisitions were accounted for using the purchase method.  All of the operating subsidiaries are 100% owned, (either directly or indirectly) by the Company, except Salient/PMT which is 50% owned by the Company.

Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at June 30, 2003, our results of operations for the three and six months ended June 30, 2003 and 2002, and our cash flows for the six months ended June 30, 2003 and 2002.  All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These consolidated financial statements and notes should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Effects of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first annual or interim reporting period beginning after June 15, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.  The Company has identified one entity that would require consolidation under this Interpretation.  The Company expects consolidation of this entity to increase the Company’s assets and liabilities by approximately $100,000 and have an insignificant affect on other basic consolidated financial statements.

Compensation

Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123, was issued in December 2002.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure provisions included on SFAS No. 148 in the notes to the consolidated financial statements contained herein.

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

The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$3,395	$1,100	$4,584	$3,070
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)	(334)	(86)	(471)
Pro forma net income	$3,359	$766	$4,498	$2,599

Earnings per share
Basic-as reported	$0.20	$0.07	$0.27	$0.19
Basic-pro forma	$0.20	$0.05	$0.26	$0.16

Diluted-as reported	$0.19	$0.07	$0.26	$0.18
Diluted-pro forma	$0.19	$0.05	$0.26	$0.16

Reclassifications

Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform them with the 2003 presentation.   The reclassifications had no effect on retained earnings (accumulated deficit), results of operations or cash flows as previously reported.

2.              ACQUISITIONS

On May 2, 2003, the Company acquired a 50% ownership interest in the Salient companies.  Additionally, the Company acquired a 23.15% profits interest in The Endowment Fund, a related entity.  The former owners of Salient and The Endowment Fund received cash payments totaling $1.75 million and may later receive an additional $250,000 cash payment and up to 1,200,000 common shares.   The Salient companies and Pinnacle Management & Trust Company (“PMT”) were contributed to Salient Capital Management (“Salient/PMT”), which entity’s Class A limited partner units are jointly owned by the Company and the former owners of Salient.  Additionally, the Company received Class B limited partner units of Salient/PMT, which in the event of a liquidation or sale of Salient/PMT entitle the Company to first receive proceeds equal to the net asset value of PMT as of May 2, 2003, (approximately $4.4 million) with the remaining proceeds to be divided equally among the owners of the Class A units.  The Salient companies provide investment advisory services to individuals and institutions.  The Endowment Fund is a diversified fund of funds using hedge fund managers that specialize in a variety of investment approaches.  The acquisitions were accounted as a purchase, and accordingly, the financial information of the Salient companies and The Endowment Fund has been included in the Company’s consolidated financial statements from May 2, 2003.  The purchase price of approximately $1.8 million exceeded the fair market value of identifiable net assets by approximately $1.7 million, which has been recorded as goodwill.  The Company uses the consolidation method to account for its investment in Salient/PMT.

3.              SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of June 30, 2003 were as follows:

	Owned	Sold, Not Yet Purchased
	(in thousands)
Marketable:
Corporate stocks (cost $222)	$185	$276
Corporate bonds and commercial paper (cost $1,593)	1,832	—
	2,017	276
Not readily marketable:
Partnerships (cost $5,433)	12,197	—
Corporate stocks and warrants (cost $5,976)	6,260	—
	$20,474	$276

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.  Not readily marketable securities consist of investments in limited partnerships, equities, options and warrants.  The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., and Life Sciences Opportunity Fund, L.P., and Life Sciences Opportunity Fund (Institutional), L.P.

4.              SECURITIES AVAILABLE FOR SALE

Securities available for sale at June 30, 2003 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. Government and agency obligations	$1,301	$19	—	$1,320
Marketable equity securities	1,641	11	(280)	1,372
Total	$2,942	$30	$(280)	$2,692

The contractual maturities of debt securities available for sale at June 30, 2003, were as follows:

Due before 5 years	$1,320

Gross gains on sales of securities available for sale were $24,000 for the six months ended June 30, 2002 and $36,000 for the six months ended June 30, 2003.  Gross realized losses on securities available for sale were  $3,000 for the six months ended June 30, 2002 and $27,000 for the six months ended June 30, 2003.

5.              INCOME TAXES

The differences between the effective tax rate reflected in the income tax provision from operations and the statutory federal rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands )		(in thousands )

Tax computed using the statutory rate	$1,958	$602	$2,645	$1,667
State income taxes and other	407	68	549	165
Total	$2,365	$670	$3,194	$1,832

6.              COMMITMENTS AND CONTINGENCIES

There were no firm underwriting commitments open at June 30, 2003.

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

7.              EARNINGS PER COMMON SHARE

Basic and diluted earnings per-share computations for the periods indicated were as follows:

	Three Months Ended June 30,
	2003	2002
	(in thousands, except share and per share amounts )
Computation of basic and diluted income per common share for the three months ended June 30:
Net income	$3,395	$1,100
Weighted average number of common shares outstanding	17,115,147	16,613,928
Common shares issuable under stock option plan	1,079,830	1,389,473
Less shares assumed repurchased with proceeds	(553,720)	(1,117,213)
Weighted average common shares outstanding	17,641,257	16,886,188
Basic income per common share	$0.20	$0.07
Diluted income per common share	$0.19	$0.07

	Six Months Ended June 30,
	2003	2002
	(in thousands, except share and per share amounts )
Computation of basic and diluted income per common share for the six months ended June 30:
Net income	$4,584	$3,070
Weighted average number of common shares outstanding	16,981,008	16,541,655
Common shares issuable under stock option plan	1,079,831	1,254,473
Less shares assumed repurchased with proceeds	(534,831)	(1,047,626)
Weighted average common shares outstanding	17,526,008	16,748,502
Basic income per common share	$0.27	$0.19
Diluted income per common share	$0.26	$0.18

Outstanding stock options (50,000 for the three months ended June 30, 2003; 50,000 for the six months ended June 30, 2003; 50,000 for the three months ended June 30, 2002; and 185,000 for the six months ended June 30, 2002) have not been included in diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

8.              BUSINESS SEGMENT INFORMATION

The Company’s businesses operate in two reportable business segments.  The Company’s investment banking and brokerage segment includes the operations of SMH.  SMH is an investment banking and brokerage firm whose activities primarily include securities underwriting,  other investment banking services, private placements, and institutional, prime and retail brokerage.  The Company’s investment management segment includes the operations of Salient/PMT and SMCA.   Salient/PMT is a state chartered trust company which provides investment advisory, investment management, and a variety of trust services to individuals, trusts and institutions.  SMCA provides financial planning services to individuals and asset management services to investors with an emphasis on fixed income securities.  The following summarizes certain financial information of each reportable segment for the three, and six months ended June 30, 2003 and 2002, respectively.

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Three Months Ended June 30, 2003
Revenues	$25,410	$2,062	$147	$27,619
Expenses	(21,753)	(1,537)	(529)	(23,819)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	3,657	525	(382)	3,800
Equity in income of limited partnerships	1,783	—	202	1,985
Income (loss) before income taxes and minority interests	$5,440	$525	$(180)	$5,785

Three Months Ended June 30, 2002
Revenues	$17,620	$1,585	$4	$19,209
Expenses	(15,797)	(1,298)	(530)	(17,625)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	1,823	287	(526)	1,584
Equity in income (loss) of limited partnerships	198	—	(5)	193
Income (loss) before income taxes and minority interests	$2,021	$287	$(531)	$1,777

Six Months Ended June 30, 2003
Revenues	$44,764	$3,473	$313	$48,550
Expenses	(39,898)	(2,851)	(852)	(43,601)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	4,866	622	(539)	4,949
Equity in income of limited partnerships	2,557	—	296	2,853
Income (loss) before income taxes and minority interests	$7,423	$622	$(243)	$7,802

Six Months Ended June 30, 2002
Revenues	$37,118	$2,894	$20	$40,032
Expenses	(32,287)	(2,422)	(1,215)	(35,924)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	4,831	472	(1,195)	4,108
Equity in income of limited partnerships	745	—	72	817
Income (loss) before income taxes and minority interests	$5,576	$472	$(1,123)	$4,925

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Total assets as of June 30, 2003	$86,200	$7,243	$30,583	$124,026
Total assets as of December 31, 2002	$80,614	$6,701	$30,008	$117,323

9.              EMPLOYEE BENEFIT PLANS

Under its 1998 Incentive Plan, as amended, the Company has reserved 25% of the issued and outstanding Common Stock of the Company, or 4,000,000 shares of Common Stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan.  The Company had 1,560,126 shares of Common Stock available for grant under the Incentive Plan at June 30, 2003.

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

The following summarizes certain information related to the CIP for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except shares)		(in thousands, except shares)

Number of shares issued	24,125	102,799	92,778	331,824
Value of shares issued	$236	$640	$785	$1,829
Additions to unearned compensation	22	107	57	714
Additions to notes receivable	213	284	729	518
Amortization of unearned compensation	275	180	481	289
Amortization of notes receivables	175	136	384	233

10.       RELATED PARTIES

The Company had receivables from related parties totaling $5.8 million at June 30, 2003, consisting primarily of $1.6 million of unpaid management fees earned on the Company’s investments in limited partnerships and $3.4 million of notes receivable from employees and consultants.

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

Expenses.      Our expenses consist of (1) employee compensation and benefits, (2) brokerage and clearing costs, and (3) other expenses.  Compensation and benefits have both a variable component based on revenue production and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides, and trading desk incentives.  Retail and institutional commissions are based on a competitive commission schedule.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.  Compensation and benefits is our largest expense item and includes wages, salaries and benefits. During the second quarter of 2003, compensation and benefits represented 70% of total expenses, and 61% of total revenues compared to 71% of total expenses, and 65% of total revenues during the comparable period in 2002.   During the first six months of 2003, compensation and benefits represented 70% of total expenses, and 63% of total revenues compared to 72% of total expenses, and 65% of total revenues during the comparable period in 2002.

Brokerage and clearance expenses include clearing and trade execution costs associated with the retail, prime and institutional brokerage business at SMH.  SMH clears its transactions primarily through the Pershing Division of Bank of New York Co. and other clearing brokers.

Other expenses include (1) occupancy and equipment expenses, such as rent and utility charges for facilities, and (2) communications and data processing expenses, such as third-party systems, quotes, market data and software program providers.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Total revenues increased 44% to $27.6 million in the second quarter of 2003 from $19.2 million for the same quarter in 2002 mainly due to increases in prime brokerage services, investment banking and fixed income trading.  Total expenses for the same 2003 period increased to $23.8 million from $17.6 million in the same quarter of the previous year.  Equity in income of limited partnerships increased from $193,000 during the second quarter of 2002 to $2.0 million during the second quarter of 2003, due to increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company.  Net income for the three month period ended June 30, 2003 increased to $3.4 million from $1.1 million in the same period in 2002.  Basic income per share was $0.20 for the three months ended June 30, 2003 compared to $0.07 for the same period in 2002.  Diluted income per share was $0.19 for the three months ended June 30, 2003 compared to $0.07 for the same period in 2002.

Commissions revenue increased to $13.3 million in the second quarter of 2003 from $11.4 million in 2002, primarily as a result of increased trading volume related to the growth of both the number and size of prime broker accounts.  Principal transactions revenue totaled $3.9 million for the 2003 period versus $612,000 in the second quarter of 2002, principally due to increases in revenues from prime brokerage services and fixed income trading.  Investment banking revenue increased to $6.8 million during the second quarter of 2003 from $4.1 million in the same period of 2002, principally due to an increase in fees earned from private placement transactions.  Revenues from fiduciary, custodial and advisory fees increased to $2.5 million in the second quarter of 2003 from $1.9 million in same quarter of 2002.  Interest and dividend income increased to $684,000 in 2003 from $461,000 in the same period last year.  Other income decreased from $750,000 during 2002 to $351,000 during 2003.

During the three months ended June 30, 2003, employee compensation and benefits, increased to $16.7 million from $12.5 million in the same period last year reflecting commissions and bonuses paid on the revenue increases.  Floor brokerage, exchange and clearance fees increased to $1.5 million in the second quarter of 2003 from $1.1 million in the same quarter of 2002 reflecting increased clearing and execution costs resulting from the additional trading volume attributable to the growth in revenues from prime brokerage services.  Communication and data processing costs increased to $1.4 million in 2003 from $900,000 in the same period last year resulting primarily from increased personnel and trading volumes related to the prime brokerage division.   Occupancy costs totaled $1.6 million during the second quarter of 2003, compared to $1.2 million in the prior year quarter.  Other general and administrative expenses increased to $2.6 million during the second quarter of 2003 from $2.0 million in the second quarter of last year mainly due to the growth in the prime brokerage division.

The effective tax rate from operations was 41% for the three months ended June 30, 2003 compared to 38% for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Total revenues increased 21% to $48.6 million in the first half of 2003 from $40.0 million for the same period in 2002, principally due to increases in prime brokerage services and investment banking.  Total expenses for the same 2003 period increased to $43.6 million from $35.9 million in the same period of the previous year.  Equity in income of limited partnerships increased from $817,000 during the first six months of 2002 to $2.9 million during the first six months of 2003, due to increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company.  Net income for the six month period ended June 30, 2003 increased to $4.6 million from $3.1 million in the same period in 2002.  Basic income per share was $0.27 for the six months ended June 30, 2003 compared to $0.19 for the same period in 2002.  Diluted income per share was $0.26 for the six months ended June 30, 2003, compared to $0.18 for the same period in 2002.

Commissions revenue increased to $25.6 million in the first six months of 2003 from $21.0 million in 2002, primarily as a result of increased trading volume related to the growth of both the number and size of prime broker accounts.  Principal transactions revenue totaled $5.9 million for the 2003 period versus $5.4 million in 2002.   Investment banking revenue increased to $10.2 million during the first six months of 2003 from $7.8 million in the same period of 2002, principally due to an increase in fees earned from private placement transactions.  Revenues from fiduciary, custodial and advisory fees increased to $4.3 million in the first half of 2003 from $3.6 million in same period of 2002.  Interest and dividend income increased to $1.2 million in 2003 from $887,000 in the same period last year.

During the six months ended June 30, 2003, employee compensation and benefits, increased to $30.4 million from $25.9 million in the same period last year, reflecting commissions and bonuses paid on increased revenues.    Floor brokerage, exchange and clearance fees increased to $2.9 million in the first half of 2003 from $2.0 million in the same period of 2002 reflecting increased clearing and execution costs resulting from the additional trading volume attributable to the growth in revenues from prime brokerage services.  Communication and data processing costs increased to $2.7 million in 2003 from $1.9 million in the same period last year resulting primarily from increased personnel and trading volumes related to the prime brokerage division.   Occupancy costs totaled $2.9 million during the first half of 2003, compared to $2.2 million in the prior year period.  Other general and administrative expenses increased to $4.7 million during the first half of 2003 from $3.9 million in the first six months of last year mainly due to the growth in the prime brokerage division.

The effective tax rate from operations was 41% for the six months ended June 30, 2003 compared to 37% for the six months ended June 30, 2002.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold.

At June 30, 2003, we had approximately $34.4 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 33% of our total assets at the end of the second quarter.

For the six months ended June 30, 2003, net cash used in operations totaled $50,000 versus net cash provided by operations of $3.5 million during the first six months of 2002.  Accounts receivable increased by $2.0 million during the six months ended June 30, 2003, principally due to increases in notes receivable from employees during the first half of 2003.  Securities owned increased by $3.5 million during the first six months of 2003 primarily due to increases in the values of the limited partnerships managed by the Company and an increase in the value of warrants held by the Company that were received as part of investment banking transactions.

Capital expenditures for the first six months of 2003 were $460,000, mainly for the purchase of furniture and computer equipment and software, as well as for leasehold improvements necessary for our growth.  During the first six months of 2003, we reacquired 19,654 of our common shares at a total cost of approximately $168,000.

At June 30, 2003, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

At June 30, 2003, PMT had equity securities under management with a fair value of $527 million.  PMT’s fee income for the six months ended June 30, 2003 would have been reduced by approximately $49,000 assuming a hypothetical 10% decrease in the value of its equity securities under management.  PMT’s securities available for sale are recorded at a fair value of approximately $2.7 million at June 30, 2003.  These securities are subject to equity price risk.  These securities have an original cost of $2.9 million.  At June 30, 2003, the unrealized decline in market value totaling $250,000, less tax benefit of $92,000, has been included as a separate component of shareholders’ equity.

Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Management believes the unrealized losses are temporary at June 30, 2003.  However, a write-down accounted for as a realized loss may be necessary in the future.

The Company’s trading equity and debt securities are marked to market on a daily basis.  At June 30, 2003, the Company’s trading equity and debt securities were recorded at a fair value of approximately $2.0 million.  These trading equity and debt securities are subject to equity price risk.  This risk would amount to approximately $200,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity and debt securities.  The actual equity price risk related to the trading equity and debt securities may differ substantially.

Item 4.  Controls and Procedures

        Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.  There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On June 19, 2003, the Company held its annual meeting of shareholders to vote for election to the Company’s Board of Directors.  Each nominee was elected and the results of the votes were as follows:

	Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Withheld	Number of Broker Non-Votes

George L. Ball	15,543,856	—	145,376	—
Donald R. Campbell	14,673,423	—	1,015,810	—
Robert E. Garrison II	15,543,856	—	145,376	—
Titus H. Harris, Jr.	15,543,856	—	145,376	—
Ben T. Morris	15,543,856	—	145,376	—
Nolan Ryan	15,543,856	—	145,376	—
Don A. Sanders	15,543,856	—	145,376	—
John H. Styles	15,619,300	—	69,922	—
W. Blair Waltrip	15,609,198	—	80,035	—
Dan S. Wilford	15,038,510	—	650,722	—

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 000-30066) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ending December 31, 1998 (File No. 000-30066) and incorporated herein by reference).
*31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)	Reports on Form 8-K.

On May 14, 2003, the Company filed a current report on Form 8-K relating to (i) the declaration by its board of directors of a cash dividend in the amount of $0.03 per share of common stock, and (ii) the Company’s earnings report for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

	By	/s/ BEN T. MORRIS
Ben T. Morris
Chief Executive Officer

	By	/s/ RICK BERRY
Rick Berry
Chief Financial Officer

Date:	August 12, 2003