Form 10-Q
period 2003-09-30
SANDERS MORRIS HARRIS GROUP INC
filed 2003-11-12
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 1, 2003, was 17,216,442.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$31,353	$34,890
Receivables, net of allowance of $400 and $295, respectively
Broker-dealers	1,398	641
Customers	2,285	2,026
Related parties	6,358	4,489
Other	897	719
Deposits with clearing brokers	1,053	1,000
Securities owned	23,696	16,995
Securities available for sale	2,998	3,064
Furniture and equipment, net	4,135	4,021
Deferred income taxes	397	638
Other assets	2,012	1,167
Goodwill, net of accumulated amortization of $4,268	49,399	47,673
Total assets	$125,981	$117,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$13,639	$15,308
Securities sold, not yet purchased	458	93
Other liabilities	161	190
Total liabilities	14,258	15,591

Commitments and contingencies

Minority interests	150	421

Shareholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,920,484 and 17,439,743 shares issued, respectively	179	174
Additional paid-in capital	113,062	109,959
Receivables for shares issued	(949)	(705)
Retained earnings (accumulated deficit)	3,520	(3,367)
Accumulated other comprehensive loss	(177)	(243)
Unearned compensation	(779)	(1,392)
Treasury stock at cost, 722,503 and 702,849 shares, respectively	(3,283)	(3,115)
Total shareholders’ equity	111,573	101,311
Total liabilities and shareholders’ equity	$125,981	$117,323

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Commissions	$12,807	$11,644	$38,441	$32,676
Principal transactions	4,444	1,574	10,393	6,969
Investment banking	2,966	1,318	13,167	9,080
Fiduciary, custodial and advisory fees	2,768	1,850	7,049	5,490
Interest and dividends	621	471	1,830	1,359
Other income	569	562	1,846	1,877
Total revenues	24,175	17,419	72,726	57,451
Expenses:
Employee compensation and benefits	14,380	11,530	44,809	37,415
Floor brokerage, exchange and clearance fees	1,268	1,047	4,169	3,034
Communications and data processing	1,398	1,190	4,135	3,094
Occupancy	1,347	1,114	4,228	3,312
Other general and administrative	2,501	1,958	7,154	5,907
Total expenses	20,894	16,839	64,495	52,762
Income before equity in income (loss) of limited partnerships, income taxes and minority interests	3,281	580	8,231	4,689
Equity in income (loss) of limited partnerships	338	(888)	3,191	(71)
	3,619	(308)	11,422	4,618
(Provision) benefit for income taxes	(1,283)	90	(4,478)	(1,743)
Minority interests in net income (loss) of consolidated companies	(33)	52	(57)	30

Net income (loss)	$2,303	$(166)	$6,887	$2,905

Earnings (loss) per share:
Basic	$0.13	$(0.01)	$0.40	$0.18
Diluted	$0.13	$(0.01)	$0.39	$0.17

Weighted average common shares outstanding:
Basic	17,179,476	16,674,678	17,047,891	16,586,483
Diluted	17,669,969	16,674,678	17,575,860	16,812,364

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2003

(in thousands, except shares)

(unaudited)

	Amounts		Shares

Common stock
Balance, beginning of period	$174		17,439,743
Stock issued pursuant to employee benefit plan	5		480,741
Balance, end of period	179		17,920,484
Additional paid-in capital
Balance, beginning of period	$109,959
Stock issued pursuant to employee benefit plan	4,139
Dividends	(1,036)
Balance, end of period	113,062
Receivables for shares issued
Balance, beginning of period	$(705)
Issuance of restricted stock	(813)
Amortization of notes receivable	569
Balance, end of period	(949)
Retained earnings (accumulated deficit)
Balance, beginning of period	$(3,367)
Net income	6,887	6,887
Balance, end of period	3,520	6,887
Accumulated other comprehensive loss
Balance, beginning of period	$(243)
Net change in unrealized depreciation on securities available for sale	105	105
Income tax on change	(39)	(39)
Balance, end of period	(177)	66
Comprehensive income		6,953
Unearned compensation
Balance, beginning of period	$(1,392)
Net issuance of restricted stock	(58)
Amortization of unearned compensation	671
Balance, end of period	(779)
Treasury stock
Balance, beginning of period	$(3,115)		(702,849)
Acquisition of treasury stock	(168)		(19,654)
Balance, end of period	(3,283)		(722,503)
Total shareholders’ equity and common shares outstanding	$111,573		17,197,981

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(in thousands)

(unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,887	$2,905
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized gain on securities available for sale	(8)	(9)
Depreciation	869	625
Provision for bad debts	190	188
Compensation expense related to amortization of notes receivable and unearned compensation	1,240	844
Deferred income taxes	202	(81)
Minority interests in income (loss) of consolidated companies	57	(30)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(3,086)	2,461
Increase in securities owned	(6,701)	(791)
Increase in other assets	(940)	(430)
Increase (decrease) in securities sold, not yet purchased	365	(53)
Decrease in other liabilities	(29)	(110)
(Decrease) increase in accounts payable and accrued liabilities	(1,874)	229
Net cash (used in) provided by operating activities	(2,828)	5,748
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(955)	(2,415)
Acquisition, net of cash acquired of $142	(1,608)	—
Purchase of securities available for sale	(1,173)	(2,346)
Proceeds from sales and maturities of securities available for sale	1,352	480
Net cash used in investing activities	(2,384)	(4,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(168)	(642)
Collection of receivable for shares issued	—	48
Proceeds from shares issued	3,273	868
Investment by minority interest	38	75
Distributions to minority interests	(432)	—
Payments of cash dividends	(1,036)	(834)
Net cash provided by (used in) financing activities	1,675	(485)
Net (decrease) increase in cash and cash equivalents	(3,537)	982
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,890	30,410
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,353	$31,392
Noncash investing and financing activities:
Cash paid for income taxes	$3,736	$3,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.              BASIS OF PRESENTATION

Nature of Operations

Through its operating subsidiaries Sanders Morris Harris Inc. (“SMH”), Salient Capital Management (“Salient/PMT”), and SMH Capital Advisors (“SMCA”), the Company provides a broad range of financial services, including institutional, prime and retail brokerage, investment banking, other investment banking services,  merchant banking, financial advisory, trust related services, investment management and financial planning. The Company serves a diverse group of institutional, corporate and individual clients.

The Company merged with and acquired its operating subsidiaries in 2003, 2001, 2000 and 1999.  The acquisitions were accounted for using the purchase method.  All of the operating subsidiaries are 100% owned, (either directly or indirectly) by the Company, except Salient/PMT which is 50% owned by the Company.

Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at September 30, 2003, our results of operations for the three and nine months ended September 30, 2003 and 2002, and our cash flows for the nine months ended September 30, 2003 and 2002.  All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These condensed consolidated financial statements and notes should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Effects of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  In October 2003, the FASB delayed this Interpretation’s implementation date for entities that existed prior to February 1, 2003.  For such entities that existed prior to February 1, 2003, the effective date is the first interim or annual reporting period ending after December 15, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.  The Company has identified one entity that would require consolidation under this Interpretation.  The Company expects consolidation of this entity to increase the Company’s assets and liabilities by approximately $100,000 and have an insignificant effect on the other basic consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the consolidated balance sheet.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after December 15, 2003.  The Company does not have any financial instruments affected by the adoption of SFAS No. 150.

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

The following table illustrates the effect on net income (loss) as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$2,303	$(166)	$6,887	$2,905
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(123)	(144)	(361)	(614)
Pro forma net income (loss)	$2,180	$(310)	$6,526	$2,291

Earnings (loss) per share
Basic-as reported	$0.13	$(0.01)	$0.40	$0.18
Basic-pro forma	$0.13	$(0.02)	$0.38	$0.14

Diluted-as reported	$0.13	$(0.01)	$0.39	$0.17
Diluted-pro forma	$0.12	$(0.02)	$0.37	$0.14

Reclassifications

Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform them with the 2003 presentation.   The reclassifications had no effect on retained earnings (accumulated deficit), results of operations or cash flows as previously reported.

2.              ACQUISITIONS

On May 2, 2003, the Company acquired a 50% ownership interest in the Salient companies.  Additionally, the Company acquired a 23.15% profits interest in The Endowment Fund, a related entity.  The former owners of Salient and The Endowment Fund received cash payments totaling $1.75 million and may later receive an additional $250,000 cash payment and up to 1,200,000 common shares if Salient/PMT operations exceed specified performance levels.   The Salient companies and Pinnacle Management & Trust

Company (“PMT”) were contributed to Salient/PMT, which entity’s Class A limited partner units are jointly owned by the Company and the former owners of Salient.  Additionally, the Company received Class B limited partner units of Salient/PMT, which in the event of a liquidation or sale of Salient/PMT entitle the Company to first receive proceeds equal to the net asset value of PMT as of May 2, 2003, (approximately $4.4 million) with the remaining proceeds to be divided equally among the owners of the Class A units.  The Salient companies provide investment advisory services to individuals and institutions.  The Endowment Fund is a diversified fund of funds using fund managers that specialize in a variety of investment approaches.  The acquisitions were accounted as a purchase, and accordingly, the financial information of the Salient companies and The Endowment Fund has been included in the Company’s consolidated financial statements from May 2, 2003.  The purchase price of approximately $1.8 million exceeded the fair market value of identifiable net assets by approximately $1.7 million, which has been recorded as goodwill.  The Company uses the consolidation method to account for its investment in Salient/PMT.

Proforma financial information is not presented as the acquisition would have had an immaterial impact on the actual historical financial information if completed at the beginning of the periods.

3.              SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of September 30, 2003 were as follows:

	Owned	Sold, Not Yet Purchased
	(in thousands)
Marketable:
U.S. Government and agency (cost $658)	$658	$—
Corporate stocks (cost $1,178)	409	458
Corporate bonds and commercial paper (cost $2,383)	3,215	—
	4,282	458
Not readily marketable:
Partnerships (cost $5,490)	12,471	—
Corporate stocks and warrants (cost $2,560)	6,943	—
	$23,696	$458

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.  Not readily marketable securities consist of investments in limited partnerships, equities, options and warrants.  The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P. and Life Sciences Opportunity Fund (Institutional) II, L.P.

4.              SECURITIES AVAILABLE FOR SALE

Securities available for sale at September 30, 2003 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. Government and agency obligations	$1,546	$20	$—	$1,566
Marketable equity securities	1,733	5	(306)	1,432
Total	$3,279	$25	$(306)	$2,998

The contractual maturities of debt securities available for sale at September 30, 2003, were as follows:

Due before 5 years	$1,261
Due after 25 years through 30 years	305
Total	$1,566

Gross gains on sales of securities available for sale were $36,000 for the nine months ended September 30, 2003 and $23,000 for the nine months ended September 30, 2002.  Gross realized losses on securities available for sale were $28,000 for the nine months ended September 30, 2003 and $14,000 for the nine months ended September 30, 2002.

5.              INCOME TAXES

The differences between the effective tax rate reflected in the income tax provision (benefit) from operations and the statutory federal rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)

Tax computed using the statutory rate	$1,219	$(87)	$3,864	$1,580
State income taxes and other	64	(3)	614	163
Total	$1,283	$(90)	$4,478	$1,743

6.              COMMITMENTS AND CONTINGENCIES

There were no firm underwriting commitments open at September 30, 2003.

The Company and its subsidiaries have obligations under operating leases that expire by 2013 with initial noncancelable terms in excess of one year.

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

7.              EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings per-share computations for the periods indicated were as follows:

	Three Months Ended September 30,
	2003	2002
	(in thousands, except share and per share amounts)
Computation of basic and diluted income (loss) per common share for the three months ended September 30:
Net income (loss)	$2,303	$(166)
Weighted average number of common shares outstanding	17,179,476	16,674,678
Common shares issuable under stock option plan	1,056,694	—
Less shares assumed repurchased with proceeds	(566,201)	—
Weighted average common shares outstanding	17,669,969	16,674,678
Basic income (loss) per common share	$0.13	$(0.01)
Diluted income (loss) per common share	$0.13	$(0.01)

	Nine Months Ended September 30,
	2003	2002
	(in thousands, except share and per share amounts)
Computation of basic and diluted income per common share for the nine months ended September 30:
Net income	$6,887	$2,905
Weighted average number of common shares outstanding	17,047,891	16,586,483
Common shares issuable under stock option plan	1,051,693	1,253,848
Less shares assumed repurchased with proceeds	(523,724)	(1,027,967)
Weighted average common shares outstanding	17,575,860	16,812,364
Basic income per common share	$0.40	$0.18
Diluted income per common share	$0.39	$0.17

Outstanding stock options (50,000 for the three months ended September 30, 2003; 55,000 for the nine months ended September 30, 2003; 1,463,848 for the three months ended September 30, 2002; and 210,000 for the nine months ended September 30, 2002) have not been included in diluted earnings (loss) per common share because their inclusion would have been antidilutive for the periods presented.

8.              BUSINESS SEGMENT INFORMATION

The Company’s businesses operate in two reportable business segments.  The Company’s investment banking and brokerage segment includes the operations of SMH.  SMH is an investment banking and brokerage firm whose activities primarily include securities underwriting,  other investment banking services, private placements, and institutional, prime and retail brokerage.  The Company’s investment management segment includes the operations of Salient/PMT and SMCA.   Salient/PMT is a state chartered trust company which provides investment advisory, investment management, and a variety of trust services to individuals, trusts and institutions.  SMCA provides financial planning services to individuals and asset management services to investors with an emphasis on fixed income securities.  The following summarizes certain financial information of each reportable segment for the three and nine months ended September 30, 2003 and 2002, respectively.

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Three Months Ended September 30, 2003
Revenues	$21,280	$2,145	$750	$24,175
Expenses	(18,722)	(1,674)	(498)	(20,894)
Income before equity in income of limited partnerships, income taxes and minority interests	2,558	471	252	3,281
Equity in income of limited partnerships	221	—	117	338
Income before income taxes and minority interests	$2,779	$471	$369	$3,619

Three Months Ended September 30, 2002
Revenues	$15,886	$1,489	$44	$17,419
Expenses	(14,943)	(1,336)	(560)	(16,839)
Income (loss) before equity in loss of limited partnerships, income taxes and minority interests	943	153	(516)	580
Equity in loss of limited partnerships	(709)	—	(179)	(888)
Income (loss) before income taxes and minority interests	$234	$153	$(695)	$(308)

Nine Months Ended September 30, 2003
Revenues	$66,043	$5,618	$1,065	$72,726
Expenses	(58,620)	(4,525)	(1,350)	(64,495)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	7,423	1,093	(285)	8,231
Equity in income of limited partnerships	2,778	—	413	3,191
Income before income taxes and minority interests	$10,201	$1,093	$128	$11,422

Nine Months Ended September 30, 2002
Revenues	$53,005	$4,382	$64	$57,451
Expenses	(47,230)	(3,757)	(1,775)	(52,762)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	5,775	625	(1,711)	4,689
Equity in income (loss) of limited partnerships	36	—	(107)	(71)
Income (loss) before income taxes and minority interests	$5,811	$625	$(1,818)	$4,618

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Total assets as of September 30, 2003	$87,483	$7,362	$31,136	$125,981
Total assets as of December 31, 2002	$80,614	$6,701	$30,008	$117,323

9.              EMPLOYEE BENEFIT PLANS

Under its 1998 Incentive Plan, as amended, the Company has reserved 25% of the issued and outstanding Common Stock of the Company, or 4,000,000 shares of Common Stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan.  The Company had 1,554,602 shares of Common Stock available for grant under the Incentive Plan at September 30, 2003.

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

The following summarizes certain information related to the CIP for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except shares)		(in thousands, except shares)

Number of shares issued	10,077	53,419	102,855	368,954
Value of shares issued	$89	$325	$874	$2,066
Additions to unearned compensation	1	251	58	966
Additions to notes receivable	85	—	813	519
Amortization of unearned compensation	191	200	671	489
Amortization of notes receivable	185	122	569	355

10.       RELATED PARTIES

The Company had receivables from related parties totaling $6.4 million at September 30, 2003, consisting primarily of $1.8 million of unpaid management fees earned on the Company’s investments in limited partnerships and $4.3 million of notes receivable from employees and consultants.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and their related notes.

General

We provide diversified financial services through our subsidiaries, including institutional, prime and retail brokerage, investment banking, other investment banking services, merchant banking, financial advisory, trust related services, investment management and financial planning. All of these activities are highly competitive and are sensitive to many factors outside our control, including those factors listed under “Factors Affecting Forward-Looking Statements.”

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

Expenses.                   Our expenses consist of (1) employee compensation and benefits, (2) brokerage and clearing costs, and (3) other expenses.  Compensation and benefits have both a variable component based on revenue production and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides, and trading desk incentives.  Retail and institutional commissions are based on a competitive commission schedule.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.  Compensation and benefits is our largest expense item and includes wages, salaries and benefits. During the third quarter of 2003, compensation and benefits represented 69% of total expenses, and 59% of total revenues compared to 68% of total expenses, and 66% of total revenues during the comparable period in 2002.   During the first nine months of 2003, compensation and benefits represented 69% of total expenses, and 62% of total revenues compared to 71% of total expenses, and 65% of total revenues during the comparable period in 2002.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Total revenues increased 39% to $24.2 million in the third quarter of 2003 from $17.4 million for the same quarter in 2002 mainly due to increases in prime brokerage services and asset management activities.  Total expenses for the same 2003 period increased 24% to $20.9 million from $16.8 million in the same quarter of the previous year mainly from increases in employee compensation and benefits from higher salaries, commissions, and bonuses paid on revenue increases.  Equity in income (loss) of limited partnerships increased from a loss of $888,000 during the third quarter of 2002 to $338,000 during the third quarter of 2003, due to increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company.  Net income (loss) for the three month period ended September 30, 2003 increased to $2.3 million from a loss of $166,000 in the same period in 2002.  Basic and diluted income per share was $0.13 for the three months ended September 30, 2003 compared to a loss of  $0.01 for the same period in 2002.

Commissions revenue increased to $12.8 million in the third quarter of 2003 from $11.6 million in 2002, primarily as a result of increased trading volume related to the growth of both the number and size of prime broker accounts.  Principal transactions revenue totaled $4.4 million for the 2003 period versus $1.6 million in the third quarter of 2002, principally due to increases in revenues from fixed income trading and increases in the values of securities owned by the Company.  Investment banking revenue increased to $3.0 million during the third quarter of 2003 from $1.3 million in the same period of 2002, principally due to an increase in fees earned from private placement and syndicate transactions.  Revenues from fiduciary, custodial and advisory fees increased to $2.8 million in the third quarter of 2003 from $1.9 million in same quarter of 2002 primarily due to increases in the size of investment portfolios we manage.  Interest and dividend income increased to $621,000 in 2003 from $471,000 in the same period last year.

During the three months ended September 30, 2003, employee compensation and benefits, increased to $14.4 million from $11.5 million in the same period last year reflecting salaries, commissions and bonuses paid on the revenue increases.  Floor brokerage, exchange and clearance fees increased to $1.3 million in the third quarter of 2003 from $1.0 million in the same quarter of 2002 reflecting increased clearing and execution costs resulting from the additional trading volume attributable to the growth in revenues from prime brokerage services.  Other general and administrative expenses increased to $2.5 million during the third quarter of 2003 from $2.0 million in the third quarter of last year mainly due to the growth in the prime brokerage division.  Occupancy and communication costs increased due to an acquisition, increased personnel and trading volumes.

The effective tax rate from operations was 35.8% for the three months ended September 30, 2003 compared to 35.2% (benefit) for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Total revenues increased 26% to $72.7 million in the first nine months of 2003 from $57.5 million for the same period in 2002, principally due to increases in prime brokerage services, investment banking and asset management activities.  Total expenses for the same 2003 period increased 22% to $64.5 million from $52.8 million in the same period of the previous year mainly from increases in employee compensation and benefits from higher salaries, commissions, and bonuses paid on revenue increases.  Equity in income of limited partnerships increased from a loss of $71,000 during the first nine months of 2002 to $3.2 million during the first nine months of 2003, due to increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company.  Net income for the nine month period ended September 30, 2003 increased to $6.9 million from $2.9 million in the same period in 2002.  Basic income per share was $0.40 for the nine months ended September 30, 2003 compared to $0.18 for the same period in 2002.  Diluted income per share was $0.39 for the nine months ended September 30, 2003, compared to $0.17 for the same period in 2002.

Commissions revenue increased to $38.4 million in the first nine months of 2003 from $32.7 million in 2002, primarily as a result of increased trading volume related to the growth of both the number and size of prime broker accounts.  Principal transactions revenue totaled $10.4 million for the 2003 period versus $7.0 million in 2002, primarily due to increases in revenues from fixed income trading and to gains in the values of warrants awarded to the Company for investment banking services.  Investment banking revenue increased to $13.2 million during the first nine months of 2003 from $9.1 million in the same period of 2002, principally due to an increase in fees earned from private placement and syndicate transactions.  Revenues from fiduciary, custodial and advisory fees increased to $7.0 million in the first nine months of 2003 from $5.5 million in same period of 2002 reflecting growth in the amount of assets managed by the Company.  Interest and dividend income increased to $1.8 million in 2003 from $1.4 million in the same period last year.

During the nine months ended September 30, 2003, employee compensation and benefits, increased to $44.8 million from $37.4 million in the same period last year, reflecting salaries, commissions and bonuses paid on increased revenues.    Floor brokerage, exchange and clearance fees increased to $4.2 million in the first three quarters of 2003 from $3.0 million in the same period of 2002 reflecting increased clearing and execution costs resulting from the additional trading volume attributable to the growth in revenues from prime brokerage services.  Communication and data processing costs increased to $4.1 million in 2003 from $3.1 million in the same period last year resulting primarily from increased personnel and trading volumes related to the prime brokerage division.   Occupancy costs totaled $4.2 million during the first nine months of 2003, compared to $3.3 million in the prior year period.  Other general and administrative expenses increased to $7.2 million during the first nine months of 2003 from $5.9 million in the first nine months of last year mainly due to the growth in the prime brokerage division.

The effective tax rate from operations was 39.4% for the nine months ended September 30, 2003 compared to 37.5% for the nine months ended September 30, 2002.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold.

At September 30, 2003, we had approximately $31.4 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 32.6% of our total assets at the end of the third quarter.

For the nine months ended September 30, 2003, net cash used in operations totaled $2.8 million versus net cash provided by operations of $5.7 million during the first nine months of 2002.  Accounts receivable increased by $3.1 million during the nine months ended September 30, 2003, principally due to increases in revenues and notes receivable from employees.  Securities owned increased by $6.7 million during the first nine months of 2003 primarily due to increases in the values of the Company’s investments including the limited partnerships managed by the Company and warrants held by the Company that were received as part of investment banking transactions.

Capital expenditures for the first nine months of 2003 were $955,000, mainly for the purchase of furniture and computer equipment and software, as well as for leasehold improvements necessary for our growth.  During the first nine months of 2003, we reacquired 19,654 of our common shares at a total cost of approximately $168,000.

At September 30, 2003, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

At September 30, 2003, PMT had equity securities under management with a fair value of $539 million.  PMT’s fee income for the nine months ended September 30, 2003 would have been reduced by approximately $152,000 assuming a hypothetical 10% decrease in the value of its equity securities under management.  PMT’s securities available for sale are recorded at a fair value of approximately $3.0 million at September 30, 2003.  These securities are subject to equity price risk.  These securities have an original cost of $3.3 million.  At September 30, 2003, the unrealized decline in market value totaling $281,000, less tax benefit of $104,000, has been included as a separate component of shareholders’ equity.

Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Management believes the unrealized losses are temporary at September 30, 2003.  However, a write-down accounted for as a realized loss may be necessary in the future.

The Company’s trading equity and debt securities are marked to market on a daily basis.  At September 30, 2003, the Company’s trading equity and debt securities were recorded at a fair value of approximately $4.3 million.  These trading equity and debt securities are subject to equity price risk.  This risk would amount to approximately $430,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity and debt securities.  The actual equity price risk related to the trading equity and debt securities may differ substantially.

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

* Filed herewith.

(b) Reports on Form 8-K.

On August 13, 2003, the Company filed a current report on Form 8-K relating to (i) the declaration by its board of directors of a cash dividend in the amount of $0.03 per share of common stock, and (ii) the Company’s earnings report for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

	By	/s/ BEN T. MORRIS
Ben T. Morris Chief Executive Officer

	By	/s/ RICK BERRY
Rick Berry Chief Financial Officer

Date: November 12, 2003