Form 10-K
period 2003-12-31
SANDERS MORRIS HARRIS GROUP INC
filed 2004-03-12
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30066

Sanders Morris Harris Group Inc.

(Exact name of registrant as specified in its charter)

Texas	76-0583569
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 3100

Houston, Texas 77002

(Address of principal executive office)

Registrant’s telephone number, including area code: (713) 993-4610

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒

 No ☐

The aggregate market value of the shares of common stock held by nonaffliates of the registrant at June 30, 2003 was $99.7 million.  For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 4, 2004, the registrant had 17,377,416 outstanding shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 2003 Annual Meeting of Shareholders (the “Proxy Statement”) and filed pursuant to Regulation 14A is incorporated herein by Reference into Part III of this report.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

i

PART I.

Item 1.   Business

General

Sanders Morris Harris Group Inc., a Texas corporation formed in 1998 (“SMHG” or “the Company”), provides a broad range of financial services through its wholly owned operating subsidiaries.  Our financial services include institutional, prime and retail brokerage, investment banking, merchant banking, financial advisory, trust related services, asset management and financial planning.  We serve a diverse group of institutional, corporate and individual clients.

In May 2003, the Company acquired a 50% ownership interest in the Salient companies and a 23.15% profits interest in the advisor to The Endowment Fund, a related entity.  Based in Houston, Texas, the Salient companies provide investment advisory services to individuals and institutions.  The Endowment Fund is a diversified fund of funds using fund managers that specialize in a variety of investment approaches.          In conjunction with the Salient acquisition, Pinnacle Management & Trust Co., our trust subsidiary, was contributed to Salient and was renamed Pinnacle Trust Co., LTA.

In December 2003, the Company acquired the Tulsa, Oklahoma branch office of U.S. Bankcorp Piper Jaffray Inc.  The Tulsa office provides retail brokerage services to its clients.

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

Business Strategy

Our business strategy is to (1) increase our asset management business; (2) increase our capital markets activities; (3) improve the profitability of our brokerage operations;  (4) enhance the range of financial services we offer our clients; and (5) supplement internal growth with strategic acquisitions.  We believe certain cross-selling opportunities exist among the financial services firms, and certain unquantified potential operating efficiencies will also be available.  The principal elements of our business strategy are:

•                         Increase Asset Management Business.  We intend to grow through expansion of our asset management business, including prime brokerage and related services by improving the interface between our asset management operations and our various subsidiaries, and by increasing the assets under our management through acquisitions and internal growth.

•                         Increase Capital Markets Activities.  We intend to increase our investment banking and merchant banking business by committing greater resources to companies, industries and geographic regions that management believes offer the greatest opportunities.  We also believe that consolidation within the investment banking industry will offer greater opportunities for high caliber firms that maintain their local and industry-specific focus.

•                         Improve Profitability of Brokerage Operations.  We intend to improve the profitability of our brokerage operations primarily by hiring additional experienced and productive financial advisors and by providing our financial advisors with specialized training as well as product offerings, information systems, support and access to the services of each of our financial services companies.

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

•                         Supplement Growth with Strategic Acquisitions.  We plan to actively pursue opportunities to acquire or combine with other firms with complementary businesses to strengthen or expand our geographic or product offering base.  Our management believes that attractive acquisition opportunities exist, particularly among smaller, specialized regional financial firms that want to affiliate with a larger company while still retaining their identity and entrepreneurial culture.  In addition, we believe that the consolidation trend in the financial services industry will allow us to hire proven financial professionals who prefer the culture and opportunities inherent in a creative regional firm.  Management believes that acquisitions may also allow us to realize cost benefits by leveraging our infrastructure.

Services

We provide our financial services through our operating subsidiaries – Sanders Morris Harris Inc., Salient Capital Management, and SMH Capital Advisors.  The financial services offered by each of these entities are described below.

Sanders Morris Harris Inc. , “SMH”

General.  SMH provides a range of financial services including institutional, prime and retail brokerage, investment research, investment banking, merchant banking and market making.  Additionally, SMH has organized and holds an interest in a number of proprietary funds that invest primarily in small to medium capitalization companies in a number of industries.

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

We employ Series 7-licensed retail brokers who average over 15 years experience in the securities brokerage business.  Additional Series 7-licensed retail brokers are affiliated with the Company through our Sanders Morris Harris Partners division.  We generally do not hire inexperienced brokers or trainees to work as retail brokers.    We believe we can attract and retain experienced brokers by providing them with a high level of support, a corporate culture that encourages performance, employee stock ownership, advanced technologies, competitive compensation packages and the opportunity for them and their clients to participate in private placements and public offerings of securities we manage or underwrite.

Institutional Brokerage.  Our institutional stock brokerage strategy is to provide equity research coverage and trading services focused on companies with a presence in the United States.  Our clients are a broad array of institutions throughout North America, Europe and Asia.  Areas of concentration include the construction industry, financial services, biotechnology and healthcare, oil and gas exploration and production, oilfield services, pipelines, entertainment and media, retailing and technology.  We provide our institutional clients with research and execution trading services in both exchange-listed equity securities and equity securities quoted on Nasdaq.  We also distribute to institutional clients equity securities from offerings that we co-manage or underwrite.  Our institutional clients include banks, retirement funds, mutual funds, endowments, investment advisors and insurance companies.  We perform institutional brokerage services from offices in Houston, New York, Los Angeles, San Francisco and Denver.

Investment Research.  We use our proprietary equity research analysis to drive or assist a large portion of our business.  This analysis is based on economic fundamentals, using tools such as price-to-earnings multiples, price-to

-book value comparisons, both absolute and relative to historic norms, and our research department’s own earnings forecasts.  We intend to rely primarily on our own research rather than on research products purchased from outside research organizations.  We believe that the services provided by our research department have a significant impact on our revenue-generating activities, including retail and institutional brokerage.

Prime Brokerage.  The brokerage industry has developed a service known as prime brokerage in which a customer, usually a hedge fund,  maintains a cash or margin account with a prime broker to record transactions executed at one or more executing brokers.  We provide trade execution, clearing, bookkeeping, reporting, custodial, securities borrowing, financing, research and fund raising services for our prime brokerage customers.  By providing these services to our customers, we allow them the opportunity to focus on managing assets and generating returns for their clients.

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

 We also serve as placement agent or financial advisor in private placements of securities under a variety of fee structures depending on the amount and type of capital raised, including cash and equity contingent fees, cash and equity non-contingent fees, adjustable cash and equity fees or a combination of two or more of the foregoing.   Our officers and directors often invest in the securities involved in private placements on the same basis as other investors, where suitable and permitted by applicable law and regulations.  We believe these co-investments create an identity of interest with our investors, and thus benefit them.

Our financial advisory services include advising on mergers, acquisitions and divestitures, fairness opinions, and financing strategies.  We also provide valuations, litigation support and financial consulting services.  These financial advisory services are typically provided to emerging or middle market companies in the southwestern United States.

Proprietary Funds.  SMH has organized a number of private equity funds for the purpose of purchasing, selling and investing in securities, primarily in equity or equity-linked securities, interest-bearing debt securities and debt securities convertible into common stock.  We invest primarily in small to medium capitalization companies, both public and private, that we believe are either significantly undervalued relative to their growth potential, or that have substantial prospects for capital growth.   Companies in which we invest belong to a number of industries, including environmental, industrial services, healthcare, technology, medical, life sciences and others.

We hold an interest in these funds and also earn management fees ranging from 1% to 2% per annum of total commitments, net assets or capital contributions during the investment period of the fund.  We also receive incentive compensation ranging from 10% to 20% of the limited partnership profit above specified hurdle rates.  We have agreed to compensate the managers of these funds and employees designated by the managers through a combination of salaries and incentives based on profitability of the funds.  Over time, certain of our funds are expected to receive additional client funds.  We account for our interests in all of these funds using the equity method, which approximates fair value.

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

Market Making and Principal Transactions.  We make markets, buying and selling as principal, in securities quoted on Nasdaq or in the over-the-counter markets.  In lieu of commissions, we create revenue in return for the risk we assume based on the markup or markdown of each transaction.  Principal transactions with clients are generally effected at a net price within or equal to the current interdealer price plus or minus a markup or markdown.  The trading department’s objective is to facilitate sales to clients and to other dealers, not to generate profits based on trading for our own account.

Revenues from principal transactions depend on the general trend of prices and the level of activity in the securities market, employee skill in market-making activities and inventory size.  Trading activities carried out as a principal require a commitment of capital, and create an opportunity for profit and risk of loss due to market fluctuations.  At December 31, 2003, we made markets in the common stock or equity securities of 76 companies that were quoted on Nasdaq and in the over-the-counter market.

The level of positions carried in our trading accounts fluctuates significantly depending on the firm’s assessment of economic and market conditions, the allocation of capital among various stocks, client demand, underwriting commitments and market trading volume.  The aggregate value of our inventories is limited by certain net capital requirements under the Exchange Act.  At December 31, 2003, trading inventories at SMH totaled $4.0 million.

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

Financial Planning.  We provide specialized financial services and products to high net-worth individuals and institutions through our affiliation with a select group of independent registered representatives.  The services provided by this division, which we call Sanders Morris Harris Partners (“SMHP”), include investment management, estate planning and retirement planning.  The financial planners who affiliate with us are able to offer their clients a broad range of new investment opportunities through several exclusive investment programs offered by Sanders Morris Harris, Salient Capital Management, and SMH Capital Advisors.

Salient Capital Management, “Salient/PMT”

Financial Advisory Services.  Salient/PMT provides financial advisory services to affluent families, families or individuals with concentrated stock positions, and smaller institutions.  In analyzing a particular client’s needs, we assess the client’s goals and objectives, risk tolerance, and asset base.  Then we develop an investment policy statement, which includes an asset allocation that focuses on diversification and risk-adjusted returns.  Finally, we allocate capital from each asset class to one or more managers that we select based on assets under management, track record, management continuity, and adherence to style.  Once a client’s assets are allocated among a group of managers, we monitor performance and constantly assess whether a manager is managing the capital consistent with its mandate.

Family Office Services.  Salient/PMT provides a variety of services typically offered in a family office to families with significant assets.  These services entail providing advice as it relates to everyday and extraordinary issues relating to affluent families and include estate planning, assisting clients with business decisions, household budgeting, and capital project planning.

Trust, Asset Management and Related Services.  Through Pinnacle Trust Co., LTA (“PMT”), we provide a variety of trust services, including investment management, estate settlement, retirement planning, mineral interest management, real estate, and other administrative services, such as custody of assets and record keeping.  We meet with each client to develop asset management strategies that are consistent with the client’s needs and investment objectives.  Consideration is given to the client’s financial and investment objectives, risk tolerance, investment restrictions and time horizon.  We believe this total investment management approach provides clients with increased diversification, reduced risk and greater control over their portfolios.

We license trust accounting software that provides our clients with many additional benefits, including flexible statement packages and access to account information on the Internet through a link established between Salient/PMT’s “home page” and the licensor of the software’s database.

Salient/PMT’s revenues are derived from both transactional commissioned-based arrangements and asset management and fiduciary fees based on a percentage of assets under administration.  At December 31, 2003, PMT had approximately $583 million of assets under administration.  The management fee charged is based on rate schedules that are changed from time to time.  Rates vary depending on the services being provided and the amount of assets involved.

SMH Capital Advisors, “SMCA”

Asset Management Services.  Through SMCA, we provide investment management services to investors who prefer managed accounts as a major part of their investment portfolios.  The portfolios are tailored to each client’s financial and investment objectives, with a risk tolerance profile that can range from maximum potential yield to maximum potential security.  Through the Douglas-Noyes division of SMCA we provide asset management services with a focus on portfolios with a concentration on mid and large cap equities with a potential for growth.  Our SMCA division in Ft. Worth invests primarily in fixed income securities.  Our revenues are derived primarily from asset management and fiduciary fees based on a percentage of assets under administration.

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

For financial information with respect to our two business segments, see Note 18 to the Consolidated Financial Statements.

Clients

Other than the proprietary funds, our investment service business is conducted on an individual client basis.  In many cases, one of our registered broker employees holds a limited power of attorney permitting discretionary agency and certain other transactions on a client’s behalf.  Our officers and directors often invest in the same securities as our retail and institutional clients, where suitable and as permitted by applicable law and regulations.  We believe co-investment creates an identity of interest that is generally beneficial, particularly in investments we develop or where we play a major ongoing role.

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

Salient/PMT provides services to institutions, high net worth individuals and their estates and trusts, 401(k) and other employee-directed company sponsored retirement plans and charitable and other non-profit corporations.

Our investment advisory and financial planning subsidiary, SMCA, provides asset management and financial planning services to clients consisting mainly of mid to high net worth investors.

Marketing

The marketing efforts of SMH are conducted throughout SMH’s 14 offices and through its independent registered representatives who affiliate with SMH through its SMHP division.  SMH targets its client groups through mailings, telephone calls, in-person presentations and firm-sponsored workshops.  Due to the nature of our business, our regional name recognition and the reputation of our management, business is obtained through referrals from other investment bankers or initiated directly by the client, as well as through senior level calling programs.

Salient/PMT conducts its marketing and business development efforts on a company-wide basis.  All Salient/PMT employees are encouraged to be actively involved in business development efforts through maintenance of professional and personal relationships and active involvement in community events.  Salient/PMT markets to specific client groups through mailings, telephone calls, multi-media client presentations and company-sponsored or co-sponsored workshops and seminars.  Additionally, Salient/PMT has entered into strategic alliances with a major credit union, a regional accounting firm and a regional bank that provide for sharing of expenses and the payment of referral fees for new business.

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

Existing and potential clients can also gain a variety of information about our firm and services we provide through our websites at www.smhgroup.com; www.smhhou.com; www.salientpartners.com; www.smhpartners.com; www.pinnacletrust.com;  www.cummermoyers.com and www.kissingernet.com.

Relationship with Clearing Brokers

Our broker-dealer subsidiary uses the services of clearing brokers.  Currently, we clear transactions, and carry accounts for clients, primarily through Pershing LLC, a member of BNY Securities Group and a subsidiary of The Bank of New York under a fully disclosed clearing arrangement.  Pershing serves as clearing broker in most transactions; however, we also use other clearing brokers.  These clearing brokers also provide us with information necessary to generate commission runs, transaction summaries and data feeds for various reports, including compliance and risk management, execution reports, trade confirmations, monthly account statements, cashiering functions and handling of margin accounts.  We believe these arrangements produce clearing costs that are competitive within the industry.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website, www.smhgroup.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

Effects of an Improvement in the Overall Stock Market

Our financial service business is affected by general economic conditions.  The improvement in the economy, as well as in the overall stock market has had a positive impact on our equity commission revenues and on underwriting fees derived from public offerings.  During 2003, the decline in interest rates caused an increase in residential loan refinancing, which had a positive impact on that portion of our business that derives its income from fixed-income securities.  We believe that a stronger economy will be favorable to our equity business.

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

As a registered investment advisor under the Investment Advisers Act, the Company is subject to the requirements of regulations under both the Investment Advisers Act and certain state securities laws and regulations.  Such requirements relate to, among other things, (1) limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, (2) record-keeping and reporting requirements, (3) disclosure requirements, (4) limitations on principal transactions between an advisor or its affiliates and advisory clients, and (5) general anti-fraud prohibitions.

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

Employees

At December 31, 2003, we had 317 employees.  Of these, 54 were engaged in retail brokerage, 47 in institutional sales and trading, 12 in fixed income sales, 30 in investment banking, 21 in securities analysis and research, 38 in prime brokerage, 22 in financial advisory and trust services, 17 in financial planning, 27 in asset management, six in systems development and 43 in accounting, administration and support operations.  None of our employees are subject to collective bargaining agreements.  We believe our relations with our employees generally are good.

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

Item 2.  Properties

We lease office facilities in Houston (two locations), Ft. Worth area (two locations), and Dallas, Texas; New York City and Garden City, New York; Morris Plains, New Jersey; Tulsa, Oklahoma, Hunt Valley, Maryland;  Denver, Colorado; Jackson, Mississippi; Los Angeles and San Francisco, California aggregating approximately 197,000 square feet.  One of our Houston leases expires in 2007, and the other in 2010. Our other leases expire between 2003 and 2014 including the Tulsa lease in 2004 and the Jackson lease in 2005, the Dallas, Denver and Hunt Valley leases in 2006, the Garden City and San Francisco leases in 2007, the Los Angeles lease in 2012, the Ft. Worth lease in 2013 and the New York City lease in 2014.  The leases are on rental and other terms that we believe are commercially reasonable.  We believe our existing facilities are well maintained and adequate for existing and planned operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2003.

PART II.

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol “SMHG.”    The following table set forth the quarterly high and low sale prices for our common stock during 2003 and 2002 for the calendar quarters indicated, each as reported on the Nasdaq National Market:

Calendar Period	High	Low

2003:

First Quarter	$9.89	$7.18
Second Quarter	$10.09	$8.32
Third Quarter	$9.95	$8.38
Fourth Quarter	$12.95	$8.70

2002:

First Quarter	$6.45	$4.50
Second Quarter	$6.50	$5.75
Third Quarter	$6.60	$5.50
Fourth Quarter	$8.93	$5.75

At March 4, 2004, there were approximately 254 record holders of our common stock.

Dividend Policy

Our board of directors intends to declare quarterly dividends on our common stock.  During 2002, the quarterly dividend payment was $0.025 per share (an annual amount of $0.10 per share).  During 2003, the quarterly dividend payment was $0.03 per share (an annual amount of $0.12 per share).  In February 2004, the board of directors declared a cash dividend for the first quarter of 2004 in the amount of $0.0375 per share.  Our declaration and payment of future dividends is subject to the discretion of our board of directors.  In exercising this discretion, the board of directors will take into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal and regulatory restrictions on the payment of dividends, and such other factors the board considers relevant.

Item 6.    Selected Financial Data

The following data should be read together with the Consolidated Financial Statements and their related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included later in this Report.

	Year Ended December 31,
	(in thousands except share and per share amounts)

	2003	2002	2001	2000	1999

Statement of Operations
Total revenues	$103,934	$82,377	$54,651	$43,866	$8,430
Income (loss) from continuing operations	10,416	5,399	1,066	2,111	(3,725)
Loss from discontinued operations, net of tax	—	—	(121)	(11,734)	(969)
Net income (loss)	$10,416	$5,399	$945	$(9,623)	$(4,694)

Adjusted net income (loss) (1)	$10,416	$5,399	$3,117	(8,056)	$(4,165)

Diluted earnings (loss) per share:
From continuing operations	$0.59	$0.32	$0.07	$0.15	$(0.55)
From discontinued operations	—	—	(0.01)	(0.84)	(0.14)
Net earnings (loss) per share	$0.59	$0.32	$0.06	$(0.69)	$(0.69)

Adjusted net earnings (loss) per share (1)	$0.59	$0.32	$0.20	$(0.58)	$(0.61)

Weighted average shares outstanding - diluted	17,622,443	16,918,432	15,958,879	13,951,787	6,828,378

(1) Represents previously reported net income (loss) and net earnings (loss) per common share, adjusted for the exclusion of goodwill amortization.  Beginning in 2002, new accounting standards eliminated the amortization of goodwill.

	As of December 31,

	2003	2002	2001	2000	1999
	(in thousands except per share amounts)

Balance Sheet Data:
Cash and cash equivalents	$32,590	$34,890	$30,410	$25,059	$10,495
Securities	35,478	20,059	13,844	13,818	89,052
Total assets	137,002	117,323	105,309	99,214	297,907
Total liabilities	21,106	15,591	8,975	9,102	240,330
Minority interests	1,043	421	51	186	—
Shareholders’ equity	114,853	101,311	96,283	89,926	57,577
Cash dividend declared per common share	$0.12	$0.10	—	—	—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and their related notes and “Selected Financial Data” included in this Report.

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

In January 2002, the former institutional equity unit of Sutro & Co., (the “New Institutional Group”) joined the Company.  The New Institutional Group complemented our existing institutional division by increasing our sales and trading base and by adding equity research in areas that we did not previously cover.

In April 2002, the investment professionals of Douglas-Noyes joined the Company.  Douglas-Noyes provides asset management services with a focus on portfolios having a concentration on large cap equities with a potential for growth.

In May 2003, the Company acquired a 50% ownership interest in the Salient companies and a 23.15% profits interest in the advisor to The Endowment Fund, a related entity.  Based in Houston, Texas, the Salient companies provide investment advisory services to individuals and institutions.  The Endowment Fund is a diversified fund of funds using fund managers that specialize in a variety of investment approaches.

In conjunction with the Salient acquisition, Pinnacle Management & Trust Co., our trust subsidiary, was contributed to Salient and was renamed Pinnacle Trust Co., LTA.

In December 2003, the Company acquired the Tulsa, Oklahoma branch office of U.S. Bankcorp Piper Jaffray Inc.  The Tulsa office provides retail brokerage services to its clients.

The historical financial information contained in this document includes the results of operations and financial position of our current businesses from the dates of acquisition, except for our discontinued businesses.

Components of Revenues and Expenses

Revenues.    Our revenues are comprised primarily of (1) commission revenue from retail, prime and institutional brokerage transactions, fees from asset-based advisory services, and principal and agent transactions, (2) investment banking revenue from corporate finance fees, mergers and acquisitions fees and merchant banking fees and (3) fees from asset management, financial planning and fiduciary services.  We also earn interest on cash and dividends received from the equity and fixed income securities held in our corporate capital accounts and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses.     Our expenses consist of (1) compensation and benefits, (2) brokerage and clearing costs and (3) other expenses.  Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During 2003, compensation and benefits represented 71% of total expenses and 62% of total revenues.  Compensation and benefits have both a variable component based on revenue production, and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides and other incentives.  Retail and institutional commissions are based on competitive commission schedules.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.

Brokerage and clearance expenses include clearing and trade execution costs associated with the retail, prime and institutional brokerage business at SMH.  SMH clears its transactions primarily through Pershing LLC, a member of BNY Securities Group and a subsidiary of The Bank of New York and through other clearing brokers.

Other expenses include (1) occupancy and equipment expenses, such as rent and utility charges for facilities, and (2) communications and data processing expense, such as third-party systems, data, and software providers.

Overview

Our financial services business is affected by general economic conditions. The improvement in the economy, as well as in the overall stock market has had a positive impact on our equity commission revenues, on underwriting fees derived from public offerings, and on advisory fees from private placements. During 2003, the decline in interest rates during the first three quarters led to an increase in residential loan refinancing, which had a positive impact on that portion of our business that derives its income from mortgage-backed fixed-income securities.

Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management. The overall increase in equity prices resulted in growth in the values of our customers’ investment portfolios, which in turn led to higher management fees for the Company during 2003. The improved stock market has caused many of our customers to rebalance their investment portfolios, thereby reducing concentrations in money market instruments and increasing exposure to equity and other securities with a greater potential for growth.

We have organized 13 private equity funds for the purpose of investing in public and private companies that we believe are either significantly undervalued relative to their growth potential, or that have substantial prospects for capital growth. We invest in these funds along with our clients and earn management fees based on capital commitments, net assets or capital contributions. We also receive incentive compensation of a portion of the profit if the profit exceeds specified hurdle rates. The improvement in the overall stock market, as well as in individual investment positions owned by the private equity funds provided the Company with realized and unrealized gains from its ownership interests and incentive compensation due to fund performance.

We also invest a portion of our excess cash in public equity and debt securities that we feel are undervalued. Additionally, we may receive warrants as a part of our compensation for investment banking services. During 2003, our investment portfolios and warrants increased in value, which contributed to an overall gain in principal revenues during the year.

We have expanded both the range and depth of services offered to our clients through a combination of acquisitions and internal expansion. This growth has necessitated that we add additional personnel, as well as production-related incentive compensation plans. We have also improved and expanded our infrastructure including facilities, technology, and information services, to enable us to better compete with other firms that offer services similar to ours. While our compensation and other costs increased in amount in 2003, they declined as a percentage of revenues.

Results of Operations

Year Ended December 31, 2003 Compared to Year ended December 31, 2002

The May 2, 2003 acquisition of a 50% ownership interest in the Salient companies and a 23.15% profits interest in the advisor to The Endowment Fund, along with the Company’s contribution of a 50% ownership interest in PMT to the former owners of Salient is reflected in our operating results for 2003 from the date of the transaction. The results for 2002 reflect PMT for the entire year.

Total revenues increased to $103.9 million in 2003 from $82.4 million in 2002 due to increases in (i) equity commission revenues from prime brokerage services, (ii) fees earned from investment banking transactions, (iii) fees earned from our asset management business and (iv) gains on our investment portfolios and from other principal transactions. These revenue increases were partially the result of a favorable operating environment, driven by an improving economy and stock market. Additionally, the Company’s abilities to raise capital to facilitate banking transactions, provide back office services necessary for prime brokerage operations and manage investment portfolios have resulted in higher revenues in 2003. Total expenses increased to $91.0 million in 2003 from $73.5 million in 2002, primarily due to additional personnel and the variable and incentive components of our compensation expense related to the additional revenues. Equity in income of limited partnerships increased to $4.3 million in 2003 from $2.4 million in 2002, principally due to increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company. Net income increased to $10.4 million, or $0.59 per diluted share in 2003, compared to $5.4 million, or $0.32 per diluted share in 2002.

Commission revenue increased to $51.2 million in 2003 from $44.7 million in 2002 primarily due to growth in revenues from prime brokerage services provided to hedge funds. The Company’s back office and trading services were developed to appeal to relatively small hedge funds. Based on the improved securities market during 2003 and the success of prime brokerage hedge fund efforts, we were able to increase both the number of clients and their trading volume in 2003 as compared to the prior year. Investment banking revenues increased to $24.5 million in 2003 from $16.3 million in 2002, principally due to an increase in underwriting and management fees derived from public offerings, as well as increases in fees from private placements, both of which were mainly attributable to the improving equity market in 2003.   The Company’s focus on the energy, life sciences,  and retail industries has positioned us to assist our customers in those areas with their money-raising needs.

The increase in employee compensation and benefits to $64.4 million in 2003 from $52.1 million 2002 reflects the higher commission and incentive compensation paid to employees who were responsible for the higher revenues. The increase in revenues is also responsible for higher communications, clearing and execution costs during 2003.

The effective tax rate was 39.5% in 2003 and 40.0% in 2002.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes.

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

Total revenues increased 51% to $82.4 million in 2002 from $54.7 million in 2001, primarily due to an increase in revenues resulting from the addition of the New Institutional Group, the 2001 acquisition of Kissinger and revenue growth from prime brokerage services.  Total expenses increased 32% to $73.5 million in 2002 from $55.6 million in the previous year, principally due to variable and incentive components of our compensation expenses related to the increase in revenues, and to the increase in other expenses associated with the addition of the New Institutional Group and the acquisition of Kissinger. Equity in income of limited partnerships declined from $3.7 million in 2001 to $2.4 million in 2002.  This decline was caused by a reduction in the amount of the Company’s share of increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company.  Net income for the year ended December 31, 2002 increased to $5.4 million from $945,000 in 2001.  Approximately $2.2 million of the increase in net income was attributable to goodwill amortization incurred in 2001 without any corresponding amortization charge during 2002.  Diluted earnings per share from continuing operations were $0.32 per share in 2002, compared to $0.07 per share for 2001.

Commission revenue increased to $44.7 million in 2002 from $24.5 million in 2001, primarily as a result of the addition of the New Institutional Group and growth from prime brokerage services.  Principal transactions revenue totaled $9.6 million in 2002, versus $7.4 million in 2001. During 2001, the Company recognized permanent impairment losses on its securities available for sale portfolio of $1.3 million as a result of the major correction in the equity markets that occurred during that year.  Additionally, performance in the Company’s investment and warrant portfolios improved in 2002 compared to 2001 primarily from the slightly improved securities markets in 2002 as compared to the prior year. Investment banking revenue increased to $16.3 million in 2002 from $12.1 million in 2001, primarily due to increases in advisory fees and fees earned from the Company’s participation in various syndicates that underwrite and distribute securities.  During 2002, the Company recognized fees totaling $5.0 million attributable to the completion of a single healthcare-related transaction, 50% of this fee was shared with a minority interest.  Fiduciary, custodial and advisory fees increased to $7.5 million in 2002 from $6.4 million in 2001, mainly due to an increase in fees earned from asset-based advisory services.  Interest and dividend income declined to $1.9 million in 2002 from $2.4 million in 2001 reflecting a decline in interest rates from 2001 to 2002.  Other income increased to $2.5 million in 2002 from $1.7 million in 2001, due to an increase in interest earned on the Company’s cash balances and customer credit balances at the Company’s clearing brokers.

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

Losses from discontinued operations, net of tax, were $121,000 in 2001, reflecting an additional provision to record uncollectible commissions receivable at Spires Financial, a former subsidiary of the Company.

Liquidity and Capital Resources

Cash Requirements

The Company’s funding needs consist of (i) funds necessary to maintain current operations, (ii) capital expenditure requirements, and (iii) funds used for acquisitions.

The Company and its subsidiaries have obligations under operating leases that expire by 2014 with initial noncancelable terms in excess of one year.  Aggregate annual rentals for office space and computer and office equipment are as follows (in thousands):

2004	$3,018
2005	3,577
2006	3,715
2007	3,307
2008	2,428
Thereafter	12,226
Total minimum rental payments	$28,271

Operating expenses consist of compensation and benefits, brokerage and clearing costs and other expenses. These expenses are primarily dependent on revenues, and with the exception of obligations for office rentals, should require a limited amount of capital in addition to that provided by revenues during 2004. Currently, obligations for non-cancelable office leases total $3.0 million during 2004. Funds required for other working capital items such as receivables, securities owned, and accounts payable, along with expenditures to purchase treasury stock are not expected to exceed $10.0 million. Capital expenditure requirements are expected to total between $3.0 million and $5.0 million during 2004, mainly consisting of leasehold improvements, furniture, and computer equipment and software. Funds needed for acquisitions will depend on the completion of transactions that may not be identifiable until such time as the acquisition is completed.

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets. At December 31, 2003, we had approximately $32.6 million in cash and cash equivalents, which together with liquid assets, consisting of receivables from broker-dealers and clearing organizations, deposits with clearing brokers, marketable securities owned, and securities available for sale totaled $45.4 million.

Sources and Uses of Cash

For the year ended December 31, 2003, net cash used in operations totaled $1.5 million compared to net cash provided by operations of $10.0 million during 2002.

Net income increased to $10.4 million in 2003 from $5.4 million during 2002, while working capital and other adjustments used $11.9 million during 2003 versus providing $4.6 million in 2002.

Accounts receivable increased $3.2 million during 2003 compared to a decline of $1.7 million in 2002. A portion of this increase is related to higher investment banking and asset management revenues recorded but not collected during the last quarter of 2003 compared to the same period in 2002. Management fees receivable from the limited partnerships managed by the Company also increased during 2003, primarily due to our decision to delay collection of the management fees until two of the partnerships liquidate sufficient investments to provide the funds necessary to pay the management fees.

Securities owned increased by $15.3 million during 2003 compared to $4.8 million during 2002. The increase during 2003 consists of both new investments and net realized and unrealized gains on the investment portfolio.  The realized gains are generally reinvested in the portfolio.

Accounts payable and accrued liabilities increased by $4.0 million during 2003 compared to $6.3 million during 2002, primarily due to increases in bonuses and other incentive compensation related to the higher revenues during 2003.

Capital expenditures for 2003 were $1.4 million compared to $3.0 million in 2002, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for our growth. During 2003, we reacquired 21,154 of our common shares at a total cost of approximately $183,000.

During 2003, we paid approximately $1.7 million, net of cash on hand, to acquire an interest in the Salient companies and a related entity, the advisor to The Endowment Fund; and paid $377,000 to acquire the Tulsa, Oklahoma branch office of U.S. Bankcorp Piper Jaffray Inc.

At December 31, 2003, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the SEC’s Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking’s net capital requirement and had capital in excess of the required minimum.

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations.  We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Our board of directors declared a cash dividend for each quarter of 2003, in the amount of $0.03 per share of common stock (an annual amount of $0.12 per share.)  On February 18, 2004, our board declared a cash dividend for the first quarter of 2004 in the amount of $0.0375 per share of common stock.  The cash dividend will be payable on April 15, 2004, to common stockholders of record at the close of business on April 1, 2004.   While we intend to declare dividends in subsequent quarters, any future dividends will be at the discretion of our board of directors after taking into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors our board considers relevant.

Critical Accounting Policies/Estimates

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

Investments in not readily marketable securities, marketable securities with insufficient trading volumes and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At December 31, 2003 and 2002, the Company’s investment portfolios included investments totaling $24.2 million and $14.6 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

Goodwill.  In June 2001, the FASB issued Statement No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 142 became effective for the Company on January 1, 2002.  Goodwill is no longer amortized under SFAS No. 142 but is tested for impairment using a fair value approach.

The Company uses several methods to value the reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and industry guidelines for the valuation of private companies in a similar business.  The Company determined that the fair values of the reporting units exceeded their carrying values; therefore goodwill does not appear to be impaired.  SFAS No. 142 requires SMHG to perform goodwill impairment tests on at least an annual basis.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

The improvement in the economy, and the overall stock market has had a positive impact on our equity commission revenues and on underwriting fees derived from public offerings.  Additionally, as stock prices rise, our assets under management typically increase in value, which, in turn results in higher asset management fees.  During 2003, the decline in interest rates caused an increase in residential loan refinancing, which had a positive impact on that portion of our business that derives its income from fixed income securities.  We believe that a stronger economy will be favorable to our equity business.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

The following discussion relates to our market risk sensitive instruments as of December 31, 2003, and thus, includes such instruments held by SMH, Salient/PMT and SMHG.

SMH

SMH’s trading equity securities are marked to market on a daily basis.  At December 31, 2003, SMH’s trading equity securities were recorded at a fair value of $3.9 million.  These trading equity securities are subject to equity price risk.  This risk would amount to $390,000 based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities.  The actual equity price risk related to the trading equity securities may differ substantially.

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

Credit risk represents the potential loss due to a client or counterparty failing to perform its contractual obligations, such as delivery of securities or payment of funds; or the value of collateral held to secure obligations proving to be inadequate as related to the Company’s margin lending activities.  This risk depends primarily on the creditworthiness of the counterparty.  SMH seeks to control credit risk by following an established credit approval process, monitoring credit limits and requiring collateral where appropriate.

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

At December 31, 2003, SMH’s securities were recorded at a fair value of $21.5 million, including $3.9 million in marketable securities, $10.7 million representing SMH’s investments in limited partnerships and $6.9 million representing other not readily marketable securities.

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

Salient/PMT

At December 31, 2003, PMT had equity securities under management with a fair value of $583 million.  PMT’s fee income for the year ended December 31, 2003 would have been reduced by approximately $208,000 assuming a hypothetical 10% decrease in the value of its equity securities under management.  PMT’s fee income could also be reduced from changes in interest rates to the extent that such changes reduce the carrying value of securities under management.  Additionally, PMT’s securities available for sale are recorded at a fair value of approximately $3.2 million at December 31, 2003.  These securities have an original cost of $3.3 million, and are subject to equity price risk.  At December 31, 2003, the unrealized decline in market value totaling $111,000 less tax of $41,000, has been included as a separate component of shareholder’s equity.

Salient/PMT's revenues are primarily from asset management and fiduciary fees based on a percentage of assets under administration.  As a result, Salient/PMT is subject to equity price risk since its fees are directly affected by changes in the equity prices of the assets under its management.  Similarly, Salient/PMT’s fee income is subject to interest rate risk to the extent changes in interest rates affect the carrying value of assets under management.  While these market risks are present, quantification remains difficult due to the number of other variables that affect Salient/PMT’s fee income.

SMHG

In addition to the investment securities held by SMH and PMT, at December 31, 2003 the Company held securities recorded at a fair value of $10.8 million, including $4.1 million in marketable securities, $5.9 million representing investments in limited partnerships and $800,000 representing other not readily marketable securities.

Item 8.Financial Statements and Supplementary Data

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors and Shareholders

Sanders Morris Harris Group Inc.:

We have audited the accompanying consolidated balance sheet of Sanders Morris Harris Group Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP
KPMG LLP

Houston, Texas

March 11, 2004

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As  of December 31, 2003 and 2002

(in thousands, except share and per share amounts)

	December 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$32,590	$34,890
Receivables, net of allowance of $400 and $295, respectively
Broker-dealers	522	641
Customers	3,758	2,026
Related parties	6,100	4,489
Other	822	719
Deposits with clearing brokers	1,054	1,000
Securities owned	32,322	16,995
Securities available for sale	3,156	3,064

Furniture and equipment, net	4,227	4,021
Deferred tax asset	—	638
Other assets	3,004	1,167
Goodwill, net	49,447	47,673
Total assets	$137,002	$117,323

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$20,060	$15,308
Deferred tax liability	647	—
Securities sold, not yet purchased	255	93
Other liabilities	144	190
Total liabilities	21,106	15,591

Commitments and contingencies

Minority interests	1,043	421

Shareholders’ equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; no shares issued and oustanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 17,991,653 and 17,439,743 shares issued, respectively	180	174
Additional paid-in capital	113,781	109,959
Receivables for shares issued	(1,117)	(705)
Retained earnings (accumulated deficit)	6,015	(3,367)
Accumulated other comprehensive loss	(70)	(243)
Unearned compensation	(638)	(1,392)
Treasury stock at cost, 724,003 and 702,849 shares, respectively	(3,298)	(3,115)
Total shareholders’ equity	114,853	101,311
Total liabilities and shareholders’ equity	$137,002	$117,323

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF OPERATIONS

For each of the three years in the period ended December 31, 2003

(in thousands, except share and per share amounts)

	2003	2002	2001
Revenues:
Commissions	$51,219	$44,655	$24,532
Principal transactions	12,994	9,575	7,440
Investment banking	24,490	16,261	12,146
Fiduciary, custodial and advisory fees	10,368	7,507	6,403
Interest and dividends	2,546	1,877	2,403
Other income	2,317	2,502	1,727
Total revenues	103,934	82,377	54,651

Expenses:
Employee compensation and benefits	64,362	52,118	36,053
Floor brokerage, exchange and clearance fees	5,517	4,255	3,190
Communications and data processing	5,664	4,427	3,705
Occupancy	5,760	4,512	3,794
Amortization of goodwill	—	—	2,172
Other general and administrative	9,678	8,219	6,643
Total expenses	90,981	73,531	55,557

Income (loss) from continuing operations before equity in income of limited partnerships, income taxes and minority interests	12,953	8,846	(906)
Equity in income of limited partnerships	4,305	2,352	3,740
Income before income taxes and minority interests	17,258	11,198	2,834
Provision for income taxes	(6,794)	(3,604)	(1,956)
Minority interests in net (income) loss of consolidated companies	(48)	(2,195)	188

Income from continuing operations	10,416	5,399	1,066
Loss on disposition of discontinued operations, net of tax	—	—	(121)
Net income	$10,416	$5,399	$945

Basic earnings (loss) per share:
From continuing operations	$0.61	$0.32	$0.07
From discontinued operations	—	—	(0.01)
Basic earnings per share	$0.61	$0.32	$0.06

Diluted earnings (loss) per share:
From continuing operations	$0.59	$0.32	$0.07
From discontinued operations	—	—	(0.01)
Diluted earnings per share	$0.59	$0.32	$0.06

Weighted average common shares outstanding
Basic	17,095,626	16,621,698	15,828,654
Diluted	17,622,443	16,918,432	15,958,879

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For each of the three years in the period ended December 31, 2003

(in thousands except shares)

	Amounts						Shares
	2003		2002		2001		2003	2002	2001
Common stock
Balance, beginning of year	$174		$170		$161		17,439,743	17,009,402	16,100,512
Issuance for acquisitons	—		—		2		—	—	150,000
Employee benefit plan	6		4		7		551,910	430,341	758,890
Balance, end of year	180		174		170		17,991,653	17,439,743	17,009,402
Additional paid-in capital
Balance, beginning of year	109,959		109,159		103,670
Issuance for acquisitions	—		—		1,790
Employee benefit plan	4,858		2,475		3,699
Dividends ($0.12 per share in 2003; $0.10 per share in 2002)	(1,036)		(1,675)		—
Balance, end of year	113,781		109,959		109,159
Receivables for shares issued
Balance, beginning of year	(705)		(541)		(558)
Collections of receivables	—		48		510
Issuance of restricted stock	(1,172)		(702)		(572)
Amortization of unearned compensation	760		490		79
Balance, end of year	(1,117)		(705)		(541)
Retained earnings (accumulated deficit)
Balance, beginning of year	(3,367)		(8,766)		(9,711)
Dividends ($0.12 per share in 2003, $0.10 per share in 2002)	(1,034)		—		—
Net income	10,416	10,416	5,399	5,399	945	945
Balance, end of year	6,015	10,416	(3,367)	5,399	(8,766)	945
Accumulated other comprehensive loss
Balance, beginning of year	(243)		(57)		(452)
Net change in unrealized appreciation (depreciation) on securities available for sale	275	275	(295)	(295)	594	594
Income tax (provision) benefit on change	(102)	(102)	109	109	(199)	(199)
Balance, end of year	(70)	173	(243)	(186)	(57)	395
Comprehensive income		10,589		5,213		1,340
Unearned compensation
Balance, beginning of year	(1,392)		(1,097)		(1,204)
Net issuance of restricted stock	(52)		(1,001)		107
Amortization of unearned compensation	806		706		—
Balance, end of year	(638)		(1,392)		(1,097)
Treasury stock
Balance, beginning of year	(3,115)		(2,585)		(3,184)		(702,849)	(597,038)	(802,124)
Issuance for acquisitions	—		—		2,416		—	—	600,000
Acquisition of treasury stock	(183)		(694)		(1,822)		(21,154)	(143,087)	(396,022)
Issuance of shares pursuant to employee benefit plans	—		164		5		—	37,276	1,108
Balance, end of year	(3,298)		(3,115)		(2,585)		(724,003)	(702,849)	(597,038)
Total shareholders’ equity and common shares outstanding	$114,853		$101,311		$96,283		17,267,650	16,736,894	16,412,364

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For each of the three years in the period ended December 31, 2003

(in thousands)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,416	$5,399	$945
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss (gain) on sale of securities available for sale	(18)	32	1,253
Depreciation	1,313	868	1,087
Deferred income taxes	1,177	307	892
Amortization of goodwill	—	—	2,172
Provision for bad debts	295	197	580
Compensation expense related to amortization of notes receivable and unearned compensation	1,566	1,196	186

Minority interests in net income (loss) of consolidated companies, net of distributions	48	295	(221)
Changes in assets and liabilities:	—
(Increase) decrease in receivables	(3,226)	1,705	(421)
Increase in deposits with clearing brokers	(54)	(750)	—
Increase in securities owned	(15,327)	(4,842)	(2,478)
(Increase) decrease in other assets	(1,837)	(500)	14
Decrease (increase) in securities sold, not yet purchased	162	(29)	(469)
Decrease in other liabilities	(46)	(125)	(1,603)
Increase in accounts payable and accrued liabilities	4,033	6,275	1,329
Net cash (used in) provided by operating activities	(1,498)	10,028	3,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,361)	(2,965)	(651)
Acquisitions, net of cash acquired of $142; 0; and $30; respectively	(2,058)	—	(13)
Proceeds from sale of discontinued operations	—	—	205
Proceeds from sale of assets	3	—	41
Purchase of securities available for sale	(1,548)	(2,357)	(1,141)
Proceeds from sales and maturities of securities available for sale	1,749	657	2,935
Net cash (used in provided by investing activities)	(3,215)	(4,665)	1,376

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(183)	(694)	(1,822)
Proceeds from shares issued	3,639	939	1,935
Collections on receivables for shares issued	—	48	510
Investment by minority interest	1,038	75	86
Payments to minority interests	(529)	—	—
Payments of cash dividends	(1,552)	(1,251)	—

Net cash provided by (used in) financing activities	2,413	(883)	709

Net (decrease increase in cash and cash equivalents)	(2,300)	4,480	5,351

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,890	30,410	25,059

CASH AND CASH EQUIVALENTS AT END OF YEAR	$32,590	$34,890	$30,410

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through its operating subsidiaries, Sanders Morris Harris Inc. (“SMH”),  Salient Capital Management (“Salient/PMT”) and SMH Capital Advisors (“SMCA”), the Company provides a broad range of financial services, including institutional, prime and retail brokerage, investment banking, merchant banking, financial advisory, trust related services, investment management and financial planning.  The Company serves a diverse group of institutional, corporate and individual clients.

The Company merged with and acquired its operating subsidiaries in 1999 through 2003.  The acquisitions were accounted for using the purchase method and as a result current period results are not comparable to the prior periods.

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

Securities Transactions

Marketable securities are carried at fair value based on quoted market prices.  Not readily marketable securities are valued at fair value based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time.  Unrealized gains or losses from marking securities owned to market value are included in revenue under the caption principal transactions.  Securities not readily marketable include securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 or other applicable securities acts, or (c) that cannot be offered or sold because of other arrangements, restrictions or conditions applicable to the securities or to the Company.  Proprietary transactions and the related income/expense are recorded on the trade date.  Realized gains and losses from sales of securities are computed using the average cost method.

Investments in not readily marketable securities, marketable securities with insufficient trading volumes and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At December 31, 2003 and 2002, the Company’s investment portfolios included investments totaling $24.2 million and

$14.6 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

Securities Available for Sale

Securities available for sale include marketable equity securities and debt instruments owned by the Company’s Salient/PMT subsidiary with maturities greater than three months when purchased.  These securities are recorded at cost and are adjusted for unrealized holding gains and losses due to market fluctuations. These unrealized gains or losses, net of taxes, are recorded as other comprehensive income (loss) and are shown as a separate component of shareholders’ equity.  Gains and losses are recorded upon sale based on the specific identification method.

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

Goodwill

Statement of Financial Accounting Standards (SFAS) No. 142 entitled Goodwill and Other Intangible Assets was issued in June 2001 and became effective for us on January 1, 2002.  As a result, the Company ceased all goodwill amortization.  Amortization expense was $2.2 million for the year ended December 31, 2001.   SFAS No. 142 requires the Company to perform goodwill impairment tests on at least an annual basis.  If impairment is determined to exist, the asset is written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business.  The Company determined that the fair values of the reporting units exceeded their carrying values; therefore goodwill does not appear to be impaired as of December 31, 2003.  SFAS No. 142 requires SMHG to perform goodwill impairment tests on at least an annual basis.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.  See Recently Issued Accounting Standards.

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

Stock-based Compensation

SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, was issued in December 2002.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure provisions included in SAFS No. 148 in the notes to the consolidated financial statements contained herein.

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

The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net income, as reported	$10,416	$5,399	$945
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(472)	(767)	(931)
Pro forma net income	$9,944	$4,632	$14

Earnings per share:
Basic-as reported	$0.61	$0.32	$0.06
Basic-pro forma	$0.58	$0.28	$—

Diluted-as reported	$0.59	$0.32	$0.06
Diluted-pro forma	$0.56	$0.27	$—

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

Investments in Limited Partnerships

Investments in limited partnerships are accounted for using the equity method, which approximates fair value,  and consist of Environmental Opportunities Fund, L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P. and 2003 Houston Energy Partners, L.P.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, accounts payable and accrued liabilities, and payable to broker-dealers, approximate cost due to the short period of time to maturity.  Securities owned, securities available for sale, and securities sold short, not yet purchased are carried at their fair values.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform them with the 2003 presentation.  Such reclassifications had no effect on the results of operations or shareholders’ equity as previously reported.

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

The following table presents the impact of SFAS No. 142 on income from continuing operations, and earnings per share from continuing operations had the standard been in effect for the year ended December 31, 2001.

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Reported income from continuing operations	$10,416	$5,399	$1,066
Adjustment:
Amortization of goodwill	—	—	2,172
Adjusted income from continuing operations	$10,416	$5,399	$3,238

Basic earnings per share from continuing operations:
Reported earnings per share	$0.61	$0.32	$0.07
Adjusted earnings per share	$0.61	$0.32	$0.20

Diluted earnings per share from continuing operations:
Reported earnings per share	$0.59	$0.32	$0.07
Adjusted earnings per share	$0.59	$0.32	$0.20

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company will be required to apply FIN 46R to variable interests in VIEs in its consolidated financial statements for the quarter ending March 31, 2004.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.  The Company has identified one entity that would require consolidation under this Interpretation.  The Company expects consolidation of this entity to increase the Company’s assets and liabilities by approximately $100,000 and have an insignificant effect on the other basic consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the consolidated statement of financial condition.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after December 15, 2003.  The Company does not have any financial instruments affected by the adoption of SFAS No. 150.

2.  ACQUISITIONS

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

On May 2, 2003, the Company acquired a 50% ownership interest in the Salient companies.  Additionally, the Company acquired a 23.15% profits interest in the advisor to The Endowment Fund, a related entity.  The former owners of Salient and The Endowment Fund received cash payments totaling $1.75 million and may later receive an additional $250,000 cash payment and up to 1,200,000 common shares.   The Salient companies and Pinnacle Management & Trust Company (“PMT”) were contributed to Salient Capital Management (“Salient/PMT”), which entity’s Class A limited partner units are jointly owned by the Company and the former owners of Salient.  Additionally, the Company received Class B limited partner units of Salient/PMT, which in the event of a liquidation or sale of Salient/PMT entitle the Company to first receive proceeds equal to the net asset value of PMT as of May 2, 2003, (approximately $4.4 million) with the remaining proceeds to be divided equally among the owners of the Class A units.  The Salient companies provide investment advisory services to individuals and institutions.  The Endowment Fund is a diversified fund of funds using hedge fund managers that specialize in a variety of investment approaches.  The acquisitions were accounted for as a purchase, and accordingly, the financial information of the Salient companies and the advisor to The Endowment Fund has been included in the Company’s consolidated financial statements from May 2, 2003.  The purchase price of approximately $1.8 million exceeded the fair market value of identifiable net assets by approximately $1.7 million, which has been recorded as goodwill.  The Company uses the consolidation method to account for its investment in Salient/PMT.

On December 2, 2003, the Company acquired the Tulsa, Oklahoma branch office of U.S. Bankcorp Piper Jaffray Inc.  The Tulsa office provides retail brokerage services to its clients.  The former owner of the Tulsa office received $377,000 in cash.  The acquisition was accounted for as a purchase and, accordingly, the financial information of the Tulsa office has been included in the Company’s consolidated financial statements from December 2, 2003.  The purchase price of approximately $377,000 exceeded the fair value of identifiable net assets acquired by approximately $17,000, which has been recorded as goodwill.

3.              ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table sets forth pertinent information regarding the allowance for doubtful accounts at December 31, 2003, 2002 and 2001 (in thousands):

Balance at December 31, 2000	$615
Additions charged to cost and expenses	580
Charge off of receivables	(910)
Balance at December 31, 2001	285
Additions charged to cost and expenses	197
Charge off of receivables	(187)
Balance at December 31, 2002	295
Additions charged to cost and expenses	295
Charge off of receivables	(190)
Balance at December 31, 2003	$400

4.  SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2003 and 2002 were as follows:

	2003		2002
	Sold, Not Yet Owned	Purchased	Sold, Not Yet Owned	Purchased
	(in thousands)		(in thousands)
Marketable:
U. S. Government and agency	$4,103	$—	$—	$—
Corporate stocks	435	255	764	93
Corporate bonds and commercial paper	3,536	—	1,639	—
	8,074	255	2,403	93
Not readily marketable:
Partnerships	16,523	—	9,663	—
Corporate stocks and warrants	7,725	—	4,929	—
	$32,322	$255	$16,995	$93

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.  Not readily marketable securities consist of investments in limited partnerships, equities, options and warrants.  The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P. and 2003 Houston Energy Partners L.P.

The Company has issued a letter of credit in the amount of $1.5 million to the owner of one of the offices that we lease to secure payment of our lease obligation for that facility.  The letter of credit is secured by securities owned in the amount of $1.5 million.

A summary of the results of operations and net assets of the limited partnerships is as follows for the years ended December 31, 2003 and 2002:

	2003	2002
	(in thousands)

Net investment loss	$(98)	$(312)
Unrealized gain on investments	6,388	8,303
Realized gain on investments	24,537	10,228
Increase in partners’ capital resulting from operations	$30,827	$18,219
Total assets	$178,736	$134,890
Total liabilities	5,938	2,680
Partners’ capital	$172,798	$132,210

5.                   SECURITIES AVAILABLE FOR SALE

Securities available for sale at December 31, 2003 and 2002 were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(in thousands)
2003:
U.S. Government and agency obligations	$1,296	$13	$(2)	$1,307
Marketable equity securities	1,972	74	(197)	1,849
Total	$3,268	$87	$(199)	$3,156

2002:
U.S. Government and agency obligations	$1,309	$17	$(4)	$1,322
Marketable equity securities	2,141	11	(410)	1,742
Total	$3,450	$28	$(414)	$3,064

The amortized cost and fair value of debt securities available for sale at December 31, 2003 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due after 1 year through 5 years	$1,001	$1,006
Due after 5 years through 10 years	295	301
	$1,296	$1,307

The Company’s available for sale portfolio is comprised of U.S. government agency obligations and large cap equity securities.  Two U.S. government agency obligations and 17 equity securities have unrealized losses as of December 31, 2003.  The two U.S. government agency obligations have been in continuous unrealized-loss positions for less than 12 months.  Of the 17 equity securities, 12 have been in continuous unrealized-loss positions for more than 12 months, and five have been in continuous unrealized-loss positions for less than 12 months.

Securities available for sale in an unrealized loss position were as follows on December 31, 2003 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	$499	$(2)	$—	$—	$499	$(2)
Marketable equity securities	214	(22)	1,036	(175)	1,250	(197)
Total temporarily impaired securities	$713	$(24)	$1,036	$(175)	$1,749	$(199)

Management evaluates securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Partnership to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Management believes the unrealized losses are temporary at December 31, 2003.  However, a write-down accounted for as a realized loss may be necessary in the future.

Gross gains on sales of securities available for sale were approximately $47,000 for the year ended December 31, 2003, and approximately $25,000 for the year ended December 31, 2002.  Gross losses on sales of securities available for sale were approximately $29,000 for the year ended December 31, 2003, and approximately $57,000 for the year ended December 31, 2002.  Such gains and losses are included in revenue under the caption Principal transactions.

The Company has pledged securities valued at $250,000 to the bank commissioner of the state of Oklahoma to secure its performance of fiduciary duties for trust activities in that state.

6.                   RECEIVABLE FROM BROKER-DEALERS

Amounts receivable from broker-dealers at December 31, 2003 and 2002 were as follows:

	2003	2002
	(in thousands)

Receivable from clearing organizations	$522	$641

7.                   DEPOSITS WITH CLEARING BROKERS AND DEALERS

Under its clearing agreements, SMH is required to maintain a certain level of cash or securities on deposit with clearing brokers and dealers.  Should the clearing brokers and dealers suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing brokers and dealers.  The Company had $1.1 million and $1 million on deposit as of December 31, 2003 and 2002, respectively, with clearing brokers and dealers to meet this requirement.

8.                   FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 2003 and 2002 was as follows:

	Estimated useful	December 31,
	life in years	2003	2002
		(in thousands)

Equipment	5	$3,726	$3,187
Furniture and fixtures	7	1,971	1,571
Leasehold improvements	5 to 11	1,865	1,458
Accumulated depreciation and amortization		(3,335)	(2,195)
Furniture and equipment, net		$4,227	$4,021

9.                   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
	(in thousands)

Accounts payable	$3,213	$2,352
Compensation	16,814	11,853
Other	33	1,103
Total accounts payable and accrued liabilities	$20,060	$15,308

10.            INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2003, 2002, and 2001 were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Continuing operations:
Current	$5,617	$3,297	$1,064
Deferred	1,177	307	892
Total continuing operations	6,794	3,604	1,956
Discontinued operations	—	—	(95)
Income tax provision	$6,794	$3,604	$1,861

The difference between the effective tax rate reflected in the income tax provision for continuing operations, including minority interests, and the statutory federal rate is analyzed as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Tax computed using the statutory rate	$5,851	$3,061	$1,028
Nondeductible amortization of goodwill	—	—	804
State income taxes	861	450	91
Other	82	93	33
Total	$6,794	$3,604	$1,956

The effective tax rates for continuing operations for the years ended December 31, 2003, 2002, and 2001 were 39.5%, 40.0%, and 64.7%, respectively.

The components of the deferred income tax assets and liabilities were as follows:

	2003	2002
	(in thousands)
Deferred income tax assets:
Accumulated depreciation	$—	$289
Accrued liabilities	164	164
Allowance for doubtful accounts	156	115
Partnership income	78	202
Deferred compensation	1,422	1,196
Unrealized loss on securities available for sale	43	151
Total deferred tax assets	1,863	2,117
Deferred income tax liabilities:
Accumulated depreciation	(85)	—
Unrealized gains on securities	(2,265)	(1,241)
Other	(160)	(238)
Total deferred tax liabilities	(2,510)	(1,479)
Net deferred tax (liability) asset	$(647)	$638

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

Substantially all employees are eligible to participate in the Sanders Morris Harris Group Inc. 401(k) defined contribution plan.  The Company made no contributions to this plan in 2003, 2002, and 2001.

A.  Stock Options

The Incentive Plan provides for the issuance to eligible employees of, among other things, incentive and non-qualified stock options, which may expire as much as 10 years from the date of grant.  The outstanding options vest over varying periods and have an exercise price equal to the closing price of the Company’s stock on the date of the grant.

The following table sets forth pertinent information regarding stock option transactions for each of the three years in the period ended December 31, 2003:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at December 31, 2000	1,010,499	$4.89
Granted	444,230	5.11	$4.45
Cancelled/Forfeited	(113,255)	4.68
Outstanding at December 31, 2001	1,341,474	4.97
Granted	210,000	5.69	$2.91
Cancelled/Forfeited	(63,000)	5.19
Exercised	(12,250)	4.44
Oustanding at December 31, 2002	1,476,224	5.07
Granted	30,000	8.12	$1.50
Cancelled/Forfeited	(60,750)	5.47
Exercised	(378,114)	4.71
Oustanding at December 31, 2003	1,067,360	$5.25

Options exercisable at December 31, 2001	814,862	$5.07
Options exercisable at December 31, 2002	1,156,974	$5.08
Options exercisable at December 31, 2003	960,610	$5.25

Options available for grant at December 31, 2001	724,400
Options available for grant at December 31, 2002	1,500,830
Options available for grant at December 31, 2003	1,522,392

The following tables summarize information related to stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Wgtd. Avg. Remaining Contr. Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/2003	Wgtd. Avg. Exercise Price
$4.44-$6.04	987,360	5.7	$4.92	880,610	$4.88
$7.91-$10.00	80,000	4.0	9.29	80,000	9.29
$4.44-$10.00	1,067,360	5.6	$5.25	960,610	$5.25

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.29% to 2.06%; risk-free interest rate ranging from 1.69% to 4.43%; the expected life of options is seven to 10 years; and volatility ranging from 31.43% to 108.7% for the grants.

B.  Restricted and Capital Incentive Plan (“CIP”)

Effective January 1, 2001, the Company adopted the CIP under its Incentive Plan in which eligible employees and consultants may purchase, in lieu of salary, commission or bonus, shares of the Company’s restricted common stock at a price equal to 66.6% of the 20-day average of the closing sales prices for a share of the Company’s common stock, ending on the day prior to the date the shares are issued.

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

The following summarizes certain information related to the CIP for the years ended December 31, 2003 and 2002:

	Year Ended December 31,
	2003	2002
	(in thousands, except shares)

Number of shares issued	126,690	418,152
Value of shares issued	$1,154	$2,393
Additions to unearned compensation	52	1,001
Additions to notes receivable	1,093	702
Amortization of unearned compensation	806	706
Amortization of notes receivable	760	490

12.            PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.10 per share. Shares of Preferred Stock may be issued from time to time by the Board of Directors, without action by the shareholders, in one or more series with such designations, preferences and special rights and qualifications, limitations, and restrictions as may be designated by the Board of Directors prior to the issuance of such series.  No shares of Preferred Stock have been issued as of December 31, 2003.

13.            TREASURY STOCK

The Company repurchases its common stock from time to time primarily to offset the dilutive effect of its employee benefit plan.  Such repurchases are accounted for using the cost method.  The Company reacquired 21,154 and 143,087 shares of its common stock, for an aggregate purchase price of $183,000 and $694,000 during the years ended December 31, 2003 and 2002, respectively.

14.            EARNINGS PER COMMON SHARE

Basic and diluted earnings per-share computations for the periods indicated were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except share and per share amounts)

Computation of basic earnings per common share:
Net income	$10,416	$5,399	$945
Weighted average common shares outstanding	17,095,626	16,621,698	15,828,654
Basic earnings per common share	$0.61	$0.32	$0.06

Computation of diluted earnings per common share:
Net income	$10,416	$5,399	$945
Weighted average number of common shares outstanding	17,095,626	16,621,698	15,828,654
Common shares issuable under stock option plan	1,017,359	1,426,223	921,179
Less shares assumed repurchased with proceeds	(490,542)	(1,129,489)	(790,954)
Weighted average common shares outstanding	17,622,443	16,918,432	15,958,879
Diluted earnings per common share	$0.59	$0.32	$0.06

Outstanding stock options (50,000 at December 31, 2003; 50,000 at December 31, 2002; and 420,294 at December 31, 2001 have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

15.            COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into underwriting commitments.  There were no firm underwriting commitments open at December 31, 2003.

Total rental expense for operating leases for the years indicated was: for 2003, approximately $3.5 million; for 2002, approximately $2.9 million; and for 2001, approximately $2.1 million.  The Company and its subsidiaries have obligations under operating leases that expire by 2014 with initial noncancelable terms in excess of one year.  Aggregate annual rentals for office space and computer and office equipment are as follows (in thousands):

2004	$3,018
2005	3,577
2006	3,715
2007	3,307
2008	2,428
Thereafter	12,226
Total minimum rental payments	$28,271

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

17.            NET CAPITAL REQUIREMENTS OF SUBSIDIARIES

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2003, SMH had net capital of $16.6 million, which was $15.5 million in excess of its required net capital of $1.1 million.  PMT is required by the Texas Department of Banking to maintain minimum capital of $1.5 million.  At December 31, 2003, PMT had net capital of $4.7 million.

18.            BUSINESS SEGMENT INFORMATION

The Company’s continuing businesses operate in two reportable business segments.  The Company’s investment banking and brokerage segment includes the operations of SMH.  SMH is an investment banking and brokerage services firm whose activities primarily include securities underwriting, private placements, and institutional, prime and retail brokerage services.  The Company’s investment management segment includes the operations of Salient/PMT and SMH Capital Advisors.  Salient/PMT provides financial advisory and trust services including investment management, estate settlement, and retirement planning.  SMH Capital Advisors provides investment management and financial planning services to individuals and institutions.  The following summarizes certain financial information of each reportable segment:

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Year Ended December 31, 2003
Revenues	$93,950	$8,216	$1,768	$103,934
Other expenses	(81,493)	(6,471)	(3,017)	(90,981)
Income (loss) before equity in income (loss) of limited partnerships, income taxes and minority interests	12,457	1,745	(1,249)	12,953
Equity in income (loss) of limited partnerships	4,478	—	(173)	4,305
Income (loss) before income taxes and minority interests	$16,935	$1,745	$(1,422)	$17,258

Year Ended December 31, 2002
Revenues	$76,354	$5,825	$198	$82,377
Other expenses	(66,140)	(5,010)	(2,381)	(73,531)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	10,214	815	(2,183)	8,846
Equity in income of limited partnerships	2,260	—	92	2,352
Income (loss) before income taxes and minority interests	$12,474	$815	$(2,091)	$11,198
Year Ended December 31, 2001
Revenues	$51,599	$3,298	$(246)	$54,651
Amortization of goodwill	—	—	(2,172)	(2,172)
Other expenses	(47,074)	(3,867)	(2,444)	(53,385)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	4,525	(569)	(4,862)	(906)
Equity in income of limited partnerships	3,740	—	—	3,740
Income (loss) before income taxes and minority interests	$8,265	$(569)	$(4,862)	$2,834

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Total assets as of December 31, 2003	$96,805	$8,600	$31,597	$137,002
Total assets as of December 31, 2002	$80,614	$6,701	$30,008	$117,323

19.            SUPPLEMENTAL CASH FLOW INFORMATION

	2003	2002	2001
	(in thousands)

Cash paid for interest	$6	$6	$7
Cash paid for income taxes	5,380	3,407	1,173
Cash received from income tax refunds	—	292	41
Non-cash investing and financing activities:
Acquisitions:
Cash	142	—	30
Receivables	396	—	—
Other assets	160	—	456
Accounts payable and accrued liabilities	(206)	—	(409)
Issuance of common and treasury stock	—	—	(4,208)

20.            RELATED PARTIES

SMH earned fees  (for 2003, $1.7 million; for 2002, $1.2 million; and for 2001, $528,000) through the sale of annuity products from HWG Insurance Agency, Inc.  The sole shareholder of HWG Insurance Agency is an employee of SMH.

The Company, through its wholly owned venture capital investment company subsidiary, SMHG Capital Inc., owns an investment in Brava Therapeutics, Inc. (“Brava”), formerly named BioCyte Therapeutics, Inc., which is accounted for at fair value.  The Company’s president has an investment in Brava and serves on its board of directors.  Another employee of the Company has an investment in Brava, serves as the president of Brava, and also serves on its board of directors.  Certain other of the Company’s employees also perform services on behalf of Brava.  The Company allocates a portion of employee compensation costs of certain of these employees to Brava.  Such allocations aggregated $132,000, $133,000, and $245,000, during 2003, 2002, and 2001, respectively.  The Company had outstanding receivables from Brava of $18,000 and $189,000 at December 31, 2003 and 2002, respectively, related primarily to unpaid employee compensation cost allocations.

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

During 2001, the Company formed PTC – Houston Management, L.P. (“PTC”) to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston.  A director of SMHG and his family are the principal owners of an entity that is a fifty percent owner of PTC.  Net operating income recognized by PTC totaled $414,000 during 2003 and $4.4 million during 2002.  Fifty percent of the net operating income, or $207,000 in 2003 and $2.2 million in 2002, was attributable to each of SMHG and the director-owned entity.  During 2001, net operating losses recognized by PTC totaled $116,000, 50% of which, or $58,000, was attributable to each of SMHG and the director-owned entity.

21.            UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Three Months Ended (in thousands, except share and per share amounts)
2003:	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Total revenues	$20,932	$27,619	$24,175	$31,208

Net income	$1,189	$3,395	$2,303	$3,528

Basic earnings per share	$0.07	$0.20	$0.13	$0.20

Diluted earnings per share	$0.07	$0.19	$0.13	$0.20

Weighted average common shares outstanding - diluted	17,394,518	17,641,257	17,669,969	17,736,445

2002:	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Total revenues	$20,823	$19,209	$17,419	$24,926

Net income (loss)	$1,969	$1,100	$(166)	$2,494

Basic earnings (loss) per share	$0.12	$0.07	$(0.01)	$0.14

Diluted earnings (loss) per share	$0.12	$0.07	$(0.01)	$0.14

Weighted average common shares outstanding - diluted	16,604,213	16,886,188	16,674,678	17,225,988

22.            SUBSEQUENT EVENT

On February 18, 2004, the Company announced that its board of directors declared a cash dividend for the first quarter of 2004, in the amount of $0.0375 per share of common stock.  The cash dividend will be payable on April 15, 2004 to holders of record as of the close of business on April 1, 2004.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

Item 9A.                          Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Exchange Act) as of the end of the fiscal period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.  There have been no significant changes made in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date of this evaluation.

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

Item 14.                             Principal Accountant Fees and Services

The information required in response to this Item 14 is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

PART IV.

Item 15.                             Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)          1.              Financial Statements

The following financial statements of the Company and Independent Auditors’ Report are included under Part II Item 8 of this Form 10-K.

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

(b)                                  Reports on Form 8-K

On November 12, 2003, the Company filed a current report on Form 8-K relating to (i) the declaration by its board of directors of a cash dividend in the amount of $0.03 per share of common stock, and (ii) the Company’s earnings report for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

SANDERS MORRIS HARRIS GROUP INC.

By:	/s/ BEN T. MORRIS
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the 12th day of March 2004.

Signature	Title

/s/ BEN T. MORRIS	Chief Executive Officer and Director
Ben T. Morris	(Principal Executive Officer)

/s/ ROBERT E. GARRISON II	President and Director
Robert E. Garrison II

/s/ GEORGE L. BALL	Chairman of the Board
George L. Ball

/s/ DON A. SANDERS	Vice Chairman
Don A. Sanders

/s/ RICHARD E. BEAN	Director
Richard E. Bean

/s/ DONALD R. CAMPBELL	Director
Donald R. Campbell

/s/ TITUS H. HARRIS, JR.	Director
Titus H. Harris, Jr.

/s/ NOLAN RYAN	Director
Nolan Ryan

/s/ JOHN H. STYLES	Director
John H. Styles

/s/ W. BLAIR WALTRIP	Director
W. Blair Waltrip

/s/ DAN S. WILFORD	Director
Dan S. Wilford

/s/ RICK BERRY	Chief Financial Officer
Rick Berry	(Principal Financial and Accounting Officer)

Index to exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company, as amended (Filed as Exhibit 3.1 to the Company’s Form 10-K for the year ending December 31, 2001 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (Filed as an exhibit to the Company’s Form 10-K for the year ending December 31, 1998. (File No. 333-65417) and incorporated herein by reference).
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

10.11	1998 Incentive Plan of the Company, as amended (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company dated May 3, 2002 and incorporated herein by reference).
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

10.19	Letter of Agreement dated August 31, 1999 between Montgomery Correspondent Services, a division of Banc of America Securities LLC and Spires Financial, L.P.
10.20	Office Lease Agreement and related amendments dated September 25, 1996 between Texas Tower Limited and Sanders Morris Mundy Inc.
*21.1	List of Subsidiaries of the Registrant.
*23.1	Consent of KPMG LLP.
*31.1	Rule 13a-14(a)/15d – 14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d – 14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Reports on Form 8-K

On November 12, 2003, the Company filed a current report on Form 8-K relating to (i)  the declaration by its board of directors of a cash dividend in the amount of $0.03 per share of common stock, and (ii) the Company’s earnings report for the quarter ended September 30, 2003.