Form 10-K/A
period 2003-12-31
SANDERS MORRIS HARRIS GROUP INC
filed 2004-04-30
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

As of April 20, 2004, the registrant had 17,439,893 outstanding shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

INDEX

PART III.

i

EXPLANATORY NOTE

The purpose of this Amendment to Sanders Morris Harris Group Inc.’s Form 10-K for the year ended December 31, 2003, is to timely file required PART III information.  We originally expected to incorporate this PART III information from our definitive Proxy Statement, however our definitive Proxy Statement will not be filed until May.  Accordingly, the following PART III information is filed to amend and replace the originally filed PART III information in our Form 10-K for the year ended December 31, 2003, as originally filed on March 12, 2004.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A and a revised List of Exhibits is included.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 12, 2004, that was affected by this amendment, has been amended and restated in its entirety.  No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in our original Form 10-K, except as may be required to reflect such amendments.

PART III.

Item 10.   Directors and Executive Officers of the Registrant

Set forth below is information regarding (i) our current directors, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, and who may or may not be nominated for election to our Board of Directors at such next annual meeting of shareholders, and (ii) our current executive officers.

Name	Age	Position
George L. Ball	65	Chairman, Director since February 2000
Richard E. Bean	60	Director since August 2003
Donald R. Campbell	63	Director since September 1998
Robert E. Garrison II	62	President, Director since January 1999
Titus H. Harris, Jr.	73	Director since January 1999
Ben T. Morris	58	Chief Executive Officer, Director since February 2000
Nolan Ryan	57	Director since May 2002
Don A. Sanders	67	Vice Chairman, Director since February 2000
John H. Styles	68	Director since June 1999
W. Blair Waltrip	49	Director since January 1999
Dan S. Wilford	63	Director since May 2002
Rick Berry	50	Chief Financial Officer

Mr. Ball was appointed to our Board of Directors on February 1, 2000 as part of the Sanders transaction and has served as our Chairman since May 2002.  At the time of the Sanders transaction, he served as Chairman of the Board and a director of Sanders Morris Mundy Inc.  Mr. Ball also serves as Chairman of the Board and a director of Sanders Morris Harris Inc. (“SMH”) and as a director of SMH Capital and SMH Capital Advisors, Inc. (“SMCA”).  Mr. Ball serves on the management committee of Salient Capital Management, LLC (“SCM”), the general partner of Pinnacle Trust Company, LTA (the successor to Pinnacle Management & Trust Company (“PMT”)).  He served as a director of Sanders Morris Mundy Inc. since May 1992, and was its non-executive Chairman of the Board from May 1992 to July 1997.  From September 1992 to January 1994, Mr. Ball was a Senior Executive Vice President of Smith Barney Shearson Inc.  From September 1991 to September 1992, he was a consultant to J. & W. Seligman & Co. Incorporated.  In 1982, Mr. Ball was elected President and Chief Executive Officer of Prudential-Bache

Securities, Inc., and in 1986 was elected Chairman of the Board, serving in those positions until his resignation in 1991.  He also served as a member of the Executive Office of Prudential Insurance Company of America from 1982 to 1991.  Before joining Prudential, Mr. Ball served as President of E.F. Hutton group, Inc.  Mr. Ball is a former governor of the American Stock Exchange and the Chicago Board Options Exchange, and served on the Executive Committee of the Securities Industries Association.

Mr. Bean was elected to our Board of Directors on August 7, 2003.  Mr. Bean has been a certified public accountant since 1968 and since 1976 has been the Executive Vice President and Chief Financial Officer of Pearce Industries Inc., a privately held company that markets a variety of oilfield equipment and machinery.  Mr. Bean has also served as a director of Pearce Industries since 1976.  In addition, Mr. Bean has served as a director and audit committee member of FirstCity Financial Corporation, a public financial services company, since July 1995 and served as a member of the Portfolio Administration Committee of FirstCity Liquidating Trust from July 1995 until February 2004 when the trust was terminated and distributed its remaining assets.  Mr. Bean is also a stockholder and director of several closely held corporations.  Mr. Bean is involved in numerous civic organizations such as the Houston Livestock Show and Rodeo where he serves as Director and Member of the Audit-Budget Committee.

Mr. Campbell has served as one of our directors since September 1998, and served as our Vice Chairman from January 1999 to January 2000.  Mr. Campbell was President and Chief Operating Officer of TEI, Inc., our predecessor issuer, from December 1991 to September 2000, a director of TEI from September 1990 to September 2000, and its Chief Executive Officer from April 1994 to September 2000.  He was Executive Vice President of Finance and Chief Financial Officer of TEI from September 1990 to December 1991, and was Treasurer of TEI from October 1990 to December 1991.  Mr. Campbell is a director and an audit committee member of Texas Genco, Inc., a New York Stock Exchange listed electrical power generating company.

Mr. Garrison has served as our President and as one of our directors since January 1999, and served as our Chief Executive Officer from January 1999 until May 2002.  He also serves as a director of SMH.  Mr. Garrison co-founded Harris Webb & Garrison, Inc. (“HWG”) and until January 1999 served as its Executive Vice President and head of investment banking.  Until January 1999, he also served as Chairman and Chief Executive Officer of PMT, which he co-founded in 1994, and now serves on the management committee of SCM.  Mr. Garrison also serves as Chairman and a director of SMH Capital and a director of SMCA.  From 1990 to 1991, Mr. Garrison served as President and Chief Executive Officer of Medical Center Bank & Trust Company.  Before then, he served as managing partner of Lovett Mitchell Webb & Garrison (a division of Kemper Securities Group, Inc.) from 1983 to 1989 and Director of Research for Underwood Neuhaus and Co. from 1971 to 1982.  Mr. Garrison serves on the Board of Directors Stock Option Committee of TeraForce Technology Corporation, a public telecommunications equipment company, on the Board of Directors Compensation Committee of FirstCity Financial Corporation, a public financial services company, and as a director of First Capital Bankers, Inc. and Somerset House Publishing.  He also serves on the Board of Directors Finance Committee of the Memorial Hermann Hospital Systems and is Chairman of the Board of Directors of Brava Therapeutics.  He has over 35 years experience in the securities industry and is a Chartered Financial Analyst.

Mr. Harris has served as one of our directors since January 1999, and served as our Chairman from January 1999 until May 2002.  Mr. Harris co-founded HWG in February 1994 prior to its combination with the Sanders firm in January 2000, and now serves as one of SMH’s Executive Vice Presidents and a director.  From September 1991 to February 1994, he served as a Registered Representative at S.G. Cowen & Company, the former correspondent broker of HWG.  Before then, Mr. Harris served as Senior Vice President of Lovett Underwood Neuhaus & Webb, (a division of Kemper Securities Group, Inc.) from January 1983 to August 1991, and as Regional Sales Manager for the Houston office of E.F. Hutton and Co., Inc. from January 1978 to December 1982.  Mr. Harris has over 40 years experience in the securities industry.

Mr. Morris was appointed to our Board of Directors on February 1, 2000 as part of the Sanders transaction and has served as our Chief Executive Officer since May 2002.  He co-founded Sanders Morris Mundy Inc. in 1987 and served as its President and Chief Executive Officer and as a director at the time of its combination with Harris Webb & Garrison, Inc.  Since the Sanders transaction, Mr. Morris has served as President, Chief Executive Officer and a director of SMH.  Mr. Morris served as the Chief Operating Officer of Tatham Corporation from 1980 to 1984.

Before then, he served in a number of executive positions with Mid-American Oil and Gas, Inc. and predecessor companies from 1973 to 1980, and was its President from 1979 to 1980.  He is a director of Capital Title Group, Inc., a public title agency and escrow services company, American Equity Investment Life Holding Company, a public life insurance company, and Tyler Technologies, Inc., a public company that provides information solutions to state and local governments.  Mr. Morris is a certified public accountant.

Mr. Ryan has served as one of our directors since May 2002.  He has been the Chairman of the Board and majority owner of The Express Bank, a Texas bank with branches in Alvin and Danbury, Texas, since June 1990.  He has been the principal owner of the Round Rock Express Baseball Club, the Houston Astros’ double-A affiliate, since the team was purchased as the Jackson Generals in May 1998 and formed into the Round Rock Express in January 1999.  In 1995, Mr. Ryan was appointed by Texas Governor George W. Bush to a six-year term as a Texas Parks and Wildlife Commissioner.  Mr. Ryan was a Major League Baseball pitcher from 1968 to 1994 and was inducted into the National Baseball Hall of Fame in July of 1999.  Mr. Ryan currently serves on the board or advisory council for several not-for-profit and charitable organizations.

Mr. Sanders was appointed to our Board of Directors on February 1, 2000 as part of the Sanders transaction.  At the time of the Sanders transaction, he served as Chairman of the Executive Committee and as a director of Sanders Morris Mundy Inc., which he co-founded in 1987.  Mr. Sanders serves on the boards of several Houston-based community organizations.  Since the Sanders transaction, he has served as our Vice-Chairman and as one of our directors and as a director of SMH.  From 1987 to 1996, Mr. Sanders was President of Sanders Morris Mundy.  Before joining Sanders Morris Mundy, he was employed by E.F. Hutton & Co., Inc. where he served from 1959 in various capacities, including as an Executive Vice President of E.F. Hutton from 1982 to 1987 and as a member of its board of directors from 1983 to 1987.  Mr. Sanders has over 40 years of experience in the securities industry.

Mr. Styles has served as one of our directors since June 1999.  He has been the Chairman, President and Chief Executive Officer of HEALTHPLUS Corporation since 1995.  Mr. Styles served in the same capacities for Mid-America Healthcare Group from 1984 until its sale in 1995 and for Outpatient Healthcare, Inc. from 1985 until its sale in 1992.  He is also a private venture capitalist, focusing on the healthcare and other growth industries.

Mr. Waltrip has served as one of our directors since January 1999 and as a director of TEI since July 1988.  He is also a director of Service Corporation International, a public funeral and cemetery company, and was employed in various capacities by that company from 1977 until January 2000, last serving as an Executive Vice President for more than five years.

Mr. Wilford has served as one of our directors since May 2002.  He has been a director of Healthcare Realty Trust Incorporated, a New York Stock Exchange real estate investment trust primarily concentrating on real estate properties and mortgages associated with the delivery of healthcare services, since February 2002.  Mr. Wilford served as President and Chief Executive Officer of Memorial Hermann Healthcare System from 1984 to 2002.  The Memorial Hermann Healthcare System is the largest not-for-profit healthcare system in the Houston, Texas area consisting of twelve hospitals, including a children’s hospital, two long-term nursing facilities and a retirement community.

Mr. Berry has served as our Chief Financial Officer since February 2001 and as our Principal Financial Officer since June 2000.  Since the Cummer/Moyers transaction in October of 2000, he has served as Vice-President and Secretary of SMCA.  From March 1999 to April 2000, Mr. Berry served as Executive Vice President, Chief Financial Officer, Secretary and a director of Petrocon Engineering, Inc.  From April 1998 to March 1999, Mr. Berry was Executive Vice President and Chief Financial Officer of OEI International, Inc.  Mr. Berry was Secretary of TEI, Inc. from January 1997 to April 1998, and the Executive Vice President, Chief Financial Officer and Treasurer of TEI from December 1991 to April 1998.  Mr. Berry is a certified public accountant.

Audit Committee

We have an Audit Committee composed of the following three directors: Richard E. Bean, Donald R. Campbell and Dan S. Wilford.  Our Board has determined that each member of the Audit Committee is “independent,” as defined in the Nasdaq listing standards, with the exception of Mr. Campbell.  Following our January 1999 combination, Mr. Campbell agreed to continue as an officer and director of Sanders Morris Harris Group and ERRI principally to oversee the sale of ERRI and its operations pending its sale.  Mr. Campbell resigned as an officer of Sanders Morris Harris Group and as an officer and director of ERRI after the sale of substantially all of ERRI’s assets in July of 2000.  The Board determined, in accordance with the Nasdaq listing standards, that Mr. Campbell’s service on the committee was required by the best interests of Sanders Morris Harris Group and our shareholders because, in the Board’s opinion, he would exercise independent judgment and his business and financial background and his experience with Sanders Morris Harris Group would materially assist the function of the committee.  Mr. Campbell joined the committee in March of 2001 and will not stand for nomination to the committee in 2004.  Following our 2004 Annual Meeting of Shareholders, we intend to constitute an Audit Committee composed of three independent directors.  Our Board of Directors has determined that Richard E. Bean, Chair of the Audit Committee, is an audit committee financial expert under the SEC rules and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on our records, we believe that during 2003 all our directors, officers and 10% or greater beneficial owners timely filed all required Section 16(a) reports, except for John H. Styles who was late filing statements of changes in beneficial ownership for transactions occurring on November 7th and 12th of 2002 and January 1st and August 12th of 2003.

Code of Ethics

We have adopted a Business Ethics Policy that applies to all of our employees, as well as each member of our Board of Directors.  Our Business Ethics Policy is available on our website at www.smhgroup.com.  We intend to post amendments to or waivers from our Business Ethics Policy (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) on our website.

Item 11.    Executive Compensation

The following table shows, for our fiscal years indicated, the annual compensation paid to or earned by our Chief Executive Officer and the other four most highly compensated executive officers (the “Named Officers”) in all capacities in which they served.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other ($)	Restricted Stock Award(s) ($)		Securities Underlying Options (#)
Ben T. Morris,	2003	225,000	312,500	—	—		—
Chief Executive Officer	2002	214,583	100,000	—	—		—
	2001	200,000	75,000	—	25,500	(1)	—

Robert E. Garrison II,	2003	225,000	225,000	—	—
President	2002	225,000	100,000	—	—		—
	2001	225,000	75,000	—	25,500	(1)

Don A. Sanders,	2003	450,000	450,000	—	—
Vice-Chairman	2002	337,500	200,000		177,746	(2)	—
	2001	224,740	—	—	661,319	(3)	—

George L. Ball,	2003	225,000	312,500	—	—		—
Chairman	2002	214,583	100,000	—
	2001	200,000	75,000	—	25,500	(1)	—

Rick Berry,	2003	193,375	100,000		—
Chief Financial Officer	2002	178,167	50,000		9,614	(4)	—
	2001	175,000	25,000		—		30,000

(1)

Represents 5,000 shares of restricted stock the value of which would have been $25,500 at the end of fiscal year 2001.  Any dividends paid on our common stock will also be paid on the restricted stock.  The shares of restricted stock vested 50% on February 25, 2003 and 25% on February 25, 2004, with the remaining 25% vesting on February 25, 2005.

(2)

Represents 28,469 shares of restricted stock the value of which would have been $248,819 at the end of fiscal year 2002.  The grants of such restricted stock were in lieu of salary in the amount of $112,500.  Any dividends paid on our common stock will also be paid on the restricted stock.  The shares of restricted stock vest or vested according to the following schedule:

No. of Shares	50% Vest	25% Vest	25% Vest
14,276	03/28/03	03/28/04	03/28/05
14,193	06/28/03	06/28/04	06/28/05

(3)

Represents 120,957 shares of restricted stock the value of which would have been $616,973 at the end of fiscal year 2001.  The grants of such restricted stock were in lieu of bonus and salary in the amount of $415,259.  Any dividends paid on our common stock will also be paid on the restricted stock.  The shares of restricted stock vest or vested according to the following schedule:

No. of Shares	50% Vest	25% Vest	25% Vest
15,573	03/30/02	03/30/03	03/30/04
13,753	06/29/02	06/29/03	06/29/04
18,669	09/28/02	09/28/03	09/28/04
19,737	12/31/02	12/31/03	12/31/04
43,725	02/25/03	02/25/04	02/25/05
9,500	02/25/03	02/25/04	02/25/05

(4)

Represents 1,422 shares of restricted stock the value of which would have been $12,428 at the end of fiscal year 2002.  The grants of such restricted stock were in lieu of salary in the amount of $6,000.  Any dividends paid on our common stock will also be paid on the restricted stock. The shares of restricted stock vest or vested according to the following schedule:

No. of Shares	50% Vest	25% Vest	25% Vest
380	03/28/03	03/28/04	03/28/05
378	06/28/03	06/28/04	06/28/05
375	09/30/03	09/30/04	09/30/05
289	12/31/03	12/31/04	12/31/05

Option/SAR Grants in Last Fiscal Year

None of the Named Officers received an option or SAR grant during our last fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-Ended Option Values

None of the Named Officers exercised any options during the last fiscal year.  The following table provides information about unexercised options held by the Named Officers as of the end of our last fiscal year.

	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-The-Money Options at Fiscal Year End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Ben T. Morris	25,000	—	310,000	—

Robert E. Garrison II	89,394	—	1,208,486	—

Don A. Sanders	30,000	—	372,000	—

George L. Ball	25,000	—	310,000	—

Rick Berry	22,500	7,500	279,000	93,000

Executive Employment Contracts

We currently have no employment contracts in effect with any of our directors or executive officers.

Compensation of Directors

Currently, our non-employee directors receive an annual retainer of $8,000, $1,500 for each meeting of our Board of Directors attended, $1,000 for each Executive Committee meeting attended, $750 for any other committee meeting attended and an annual grant of 5,000 options.  Each non-employee director committee chairman receives an additional annual retainer of $2,000.  Our employee directors are not compensated for their service on our Board of Directors.

Compensation Committee Interlocks and Insider Participation

Messrs. Waltrip, Styles and Ryan served on the Compensation Committee in 2003.  No director or executive officer of Sanders Morris Harris Group Inc. serves on the compensation committee or the board of directors of any company for which Messrs. Ryan, Styles or Waltrip serve as executive officers or directors.

Composition of the Compensation Committee

Our Board has determined that each member of the Compensation Committee is “independent,” as defined in the Nasdaq listing standards, with the exception of Mr. Styles.  The Board determined, in accordance with the Nasdaq listing standards, that Mr. Style’s service on the committee was required by the best interests of Sanders

Morris Harris Group and our shareholders because, in the Board’s opinion, he would exercise independent judgment and his past experience and service on the committee would materially assist the function of the committee.  Following our 2004 Annual Meeting of Shareholders, we intend to constitute a Composition Committee composed of three independent directors.

Report of the Compensation Committee of the Board Of Directors

Role of the Committee

The role of the Compensation Committee is to recommend to the Board of Directors the compensation to be paid to our executive officers and key employees.  In addition, the committee is generally responsible for administering executive compensation plans, incentive plans, and other forms of direct or indirect compensation of officers and key employees.

Executive Compensation Program

The Compensation Committee establishes our compensation philosophy on behalf of the Board of Directors, determines the compensation of our Chief Executive Officer, and approves the compensation of our executive officers.

The three components of executive officer compensation are base salary, bonuses and long-term incentive compensation.

•

Base Salary.  The base salary for senior executives (including the Chief Executive Officer) is intended to be competitive with that paid in comparably situated industries, with a reasonable degree of financial security and flexibility afforded to those individuals who are regarded by the Board of Directors as acceptably discharging the levels and types of responsibility implicit in the various senior executive positions.  In the course of considering annual executive salary increases, appropriate consideration is given to the credentials, age and experience of the individual senior executives, as viewed in the compensation committee’s collective best judgment, which necessarily involves subjective as well as objective elements.  Should the committee be persuaded that an executive has not met expectations for a protracted period, a recommendation to the Board of Directors that the executive be terminated would be a more likely eventuality than a reduction in his base compensation.

•

Bonuses.  For 2003, we awarded bonuses to Robert E. Garrison II, Don A. Sanders, George L. Ball, Ben T. Morris and Rick Berry.  Similar to prior years, the bonuses for Messrs. Garrison, Sanders, Ball, Morris and Berry were based on comparisons of executive compensation for peer companies similar to our size.

•	Long-Term Incentive Compensation. We made no additional long-term incentive compensation grants during 2003.

Chief Executive Officer Compensation

Ben T. Morris became our Chief Executive Officer in May 2002.  For 2003, the Compensation Committee established Mr. Morris’ base salary at $225,000, a level which it believes is appropriate based on comparisons with financial services firms of similar size to Sanders Morris Harris Group Inc.  Mr. Morris received a bonus of $312,500, and no long-term incentive compensation for 2003.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code establishes a limit on corporate income tax deductions of $1 million per year paid to any executive officer.  In designing compensation plans to meet the executive compensation objectives described above, we reserve the right to establish plans which may result in our inability to deduct compensation under Section 162(m).

Summary

The Compensation Committee believes our executive compensation policies and programs effectively serve the interests of Sanders Morris Harris Group and our shareholders.  The various compensation vehicles offered are appropriately balanced to provide increased motivation for executives to contribute to our overall future success, thereby enhancing Sanders Morris Harris Group’s value for our shareholders’ benefit.

The Compensation Committee will continue to monitor the effectiveness of our total compensation programs to meet Sanders Morris Harris Group’s current needs.  For 2004, we will reevaluate compensation of executive officers to ensure that it is consistent with a compensation philosophy designed to reward outstanding individual performance and align officers’ compensation to the performance of Sanders Morris Harris Group, our individual business units, and our stock price.

Nolan Ryan

John H. Styles

W. Blair Waltrip

Corporate Performance

The line graph below shows a comparison of the cumulative total shareholder return on our common stock as compared to the cumulative total return of the S&P 500 Index and the Nasdaq Financial Stocks Index for the period from January 29, 1999 to the end of last fiscal year.

	Base Period 01/29/99	Dec 99	Dec 00	Dec 01	Dec 02	Dec 03
Sanders Morris Harris Group	100.0	47.8	50.7	60.9	106.0	152.2

S & P 500 Index	100.0	116.1	105.8	93.3	72.6	93.5

Nasdaq Financial Stocks Index (1)	100.0	99.5	107.5	118.1	121.7	164.5

(1)	The Nasdaq Financial Stocks Index is composed of all Nasdaq companies with two-digit Standard Industrial Classification codes in the range 60 through 67.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number of shares of our common stock beneficially owned by each director, executive officer and five percent shareholder, and by all directors and executive officers as a group.  The table shows ownership at April 20, 2004.

Directors and executive officers as a group beneficially own approximately 32.4% of our outstanding common stock.  For purposes of reporting total beneficial ownership, shares of common stock which may be acquired through stock option exercises that have vested or will vest within 60 days following April 20, 2004 are included.

The information in this section is based on information required to be reported and filed with the SEC under Sections 13 and 16 of the Exchange Act.

Name	Number of Common Shares Beneficially Owned	Percent of Class
Don A. Sanders (1)(2)	2,246,782	12.9

George L. Ball (1)(3)	1,181,438	6.8

Ben T. Morris (1)(4)	1,136,938	6.5

Robert E. Garrison II (5)	336,163	1.9

W. Blair Waltrip (6)	320,056	1.8

Titus H. Harris, Jr. (7)	244,015	1.4

John H. Styles (8)	143,503	*

Donald R. Campbell (9)	81,665	*

Rick Berry (10)	24,851	*

Dan S. Wilford (11)	16,000	*

Nolan Ryan (11)	15,000	*

Richard E. Bean (11)	5,000	*

All directors and executive officers as a group (12 persons)	5,751,411	32.4

*	Less than 1% of outstanding shares.

(1)	Has a principal business address of 600 Travis, Suite 3100, Houston, Texas 77002.
(2)

Includes 30,000 shares issuable on exercise of stock options, 3,000 shares owned by Mr. Sanders’ wife, 31,200 shares held by the John Drury Estate, of which he is the executor, 250,000 shares owned by a limited partnership of which Mr. Sanders controls the general partner and 135,233 shares of restricted stock.

(3)	Includes 25,000 shares issuable on exercise of stock options, 25,000 shares owned by Mr. Ball’s wife and 2,500 shares of restricted stock.
(4)	Includes 25,000 shares issuable on exercise of stock options and 2,500 shares of restricted stock.
(5)	Includes 89,394 shares issuable on exercise of stock options and 2,500 shares of restricted stock.
(6)

Includes 10,000 shares issuable on exercise of stock options and 255,806 shares owned by the William Blair Waltrip Trust, of which Mr. Waltrip is the trustee and beneficiary.  Includes 26,250 shares owned by the Robert L. Waltrip 1992 Trust #1, of which Robert L. Waltrip, Jr., W. Blair Waltrip, and Holly Waltrip Benson are co-trustees.  Includes 28,000 shares owned by the Waltrip 1987 Grandchildren’s Trust for the benefit of the grandchildren of R. L. Waltrip, of which W. Blair Waltrip and Robert L. Waltrip are as co-trustees, and as to which W. Blair Waltrip disclaims beneficial ownership.

(7)	Includes 31,632 shares issuable on exercise of stock options, 13,251 shares of restricted stock, and 20,787 shares owned by Mr. Harris’ wife and as to which Mr. Harris disclaims beneficial ownership.
(8)

Includes 21,232 shares issuable on exercise of stock options, 19,198 shares owned by Mr. Style’s wife and 12,480 shares owned by a family limited partnership controlled by his wife.  Mr. Styles disclaims beneficial ownership of the shares owned by his wife and the family limited partnership.

(9)	Includes 65,000 shares issuable on exercise of stock options.
(10)	Includes 22,500 shares issuable on exercise of stock options and 1,569 shares of restricted stock.
(11)	Includes 5,000 shares issuable on exercise of stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

For our equity compensation plans, the following table shows, at the end of fiscal year 2003, (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such options, warrants and rights, and (c) the number of securities remaining available for future issuance under the plans, excluding those issuable upon exercise of outstanding options, warrants and rights.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,067,360	$5.25	1,522,392	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,067,360	$5.25	1,522,392

(1)

The number of shares of our common stock available for incentive awards under our 1998 Incentive Plan is the greater of 4,000,000 shares or 25% of the total number of shares of our common stock from time to time outstanding.

Item 13.    Certain Relationships and Related Transactions

On occasion SMH’s directors, officers, and employees co-invest with our clients.  Consequently, it is often the case that certain officers, directors, shareholders, and employees of SMH own securities of SMH’s clients for whom SMH has placed or underwritten securities and/or with whom SMH has a financial advisory relationship, which in some cases may, individually or in the aggregate, exceed 1% of the outstanding securities of such clients.

Mr. Styles and his family are the principal owners of an entity that is a 50% owner of PTC-Houston Management, L.P.  PTC was formed to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston, Texas.  Net operating income recognized by PTC totaled $414,000 during 2003, 50% of which, or $207,000, was attributable to each of SMHG and the Styles-owned entity.

Mr. Garrison serves as Chairman and a director of Brava Therapeutics, Inc., formerly named BioCyte Therapeutics, Inc., one of our indirect subsidiaries, and owns 1,332,670 shares, or approximately 17.5%, of its outstanding common shares.  Through SMH Capital, we indirectly own 2,000,000 shares of Brava, or approximately 26.3% of its common stock.  SMH Capital also holds a warrant for 160,000 Brava common shares.  Additionally, we had outstanding receivables from Brava of $18,000 at December 31, 2003.

On September 1, 2000, we entered into a Severance Agreement with Mr. Campbell providing for semimonthly payments of $2,193 beginning on September 15, 2000 and continuing through and including May 31, 2005.  In addition, Mr. Campbell will be reimbursed for all reasonable out-of-pocket expenses incurred by him in connection with the performance of any further duties for us and may participate in our group health and life insurance benefits, subject to certain limitations.

Item 14.    Principal Accountant Fees and Services

KPMG LLP has been our independent auditor for the last two fiscal years.  The following table sets forth the fees billed for services performed by KPMG LLP for fiscal year 2003 and fiscal year 2002:

	2003	2002
Audit fees	$390,300	$349,300

Audit related fees	$—	$—

Tax fees	$54,250	$40,000

All other fees	$—	$—

The Audit Committee has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor, KPMG LLP.  The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by KPMG LLP.  Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by KPMG LLP which are not encompassed by the Audit Committee’s annual pre-approval requirement and are not prohibited by law.  All of the tax services and related fees were pre-approved by the Audit Committee for 2002 and 78% of the tax services and related fees were pre-approved by the Audit Committee for 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2004.

SANDERS MORRIS HARRIS GROUP INC.

By:	/s/ BEN T. MORRIS
Ben T. Morris,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the 30th day of April 2004.

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

10.19	Letter of Agreement dated August 31, 1999 between Montgomery Correspondent Services, a division of Banc of America Securities LLC and Spires Financial, L.P.
10.20	Office Lease Agreement and related amendments dated September 25, 1996 between Texas Tower Limited and Sanders Morris Mundy Inc.
†21.1	List of Subsidiaries of the Registrant.
†23.1	Consent of KPMG LLP.
*31.1	Rule 13a-14(a)/15d – 14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d – 14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed with our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.
*	Filed herewith.