Form 10-Q
period 2004-03-31
SANDERS MORRIS HARRIS GROUP INC
filed 2004-05-10
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-30066

SANDERS MORRIS HARRIS GROUP INC.
(Exact name of registrant as specified in its charter)

Texas	76-0583569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 1, 2004, was 17,554,893.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$25,048	$32,590
Receivables, net of allowance of $445 and $400, respectively
Broker-dealers	798	522
Customers	2,828	3,758
Related parties	6,967	6,100
Other	785	822
Deposits with clearing brokers	1,054	1,054
Securities owned	39,328	32,322
Securities available for sale	2,904	3,156
Furniture and equipment, net	5,254	4,227
Deferred tax asset	47	—
Other assets	3,454	3,004
Goodwill	50,247	49,447
Total assets	$138,714	$137,002

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$17,130	$20,060
Deferred tax liability	—	647
Securities sold, not yet purchased	759	255
Other liabilities	122	144
Total liabilities	18,011	21,106

Commitments and contingencies

Minority interests	1,440	1,043

Shareholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 18,179,295 and 17,991,653 shares issued, respectively	182	180
Additional paid-in capital	116,042	113,781
Receivables for shares issued	(1,725)	(1,117)
Retained earnings	9,285	6,015
Accumulated other comprehensive loss	(61)	(70)
Unearned compensation	(979)	(638)
Treasury stock at cost, 739,402 and 724,003 shares, respectively	(3,481)	(3,298)
Total shareholders’ equity	119,263	114,853
Total liabilities and shareholders’ equity	$138,714	$137,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Commissions	$13,910	$12,312
Principal transactions	1,454	2,010
Investment banking	9,536	3,404
Fiduciary, custodial and advisory fees	3,520	1,755
Interest and dividends	865	525
Other income	522	926
Total revenues	29,807	20,932
Expenses:
Employee compensation and benefits	17,857	13,715
Floor brokerage, exchange and clearance fees	1,215	1,430
Communications and data processing	1,537	1,329
Occupancy	1,708	1,247
Other general and administrative	2,445	2,061
Total expenses	24,762	19,782
Income before equity in income of limited partnerships, income taxes and minority interests	5,045	1,150
Equity in income of limited partnerships	805	868
	5,850	2,018
Provision for income taxes	(2,128)	(830)
Minority interests in net (income) loss of consolidated companies	(452)	1

Net income	$3,270	$1,189

Earnings per share:
Basic	$0.19	$0.07
Diluted	$0.18	$0.07

Weighted average common shares outstanding:
Basic	17,394,045	16,845,379
Diluted	17,987,680	17,394,518

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2004

(in thousands, except shares)

(unaudited)

	Amounts		Shares

Common stock
Balance, beginning of period	$180		17,991,653
Stock issued pursuant to employee benefit plan	2		187,642
Balance, end of period	182		18,179,295
Additional paid-in capital
Balance, beginning of period	$113,781
Stock issued pursuant to employee benefit plan	2,261
Dividends	—
Balance, end of period	116,042
Receivables for shares issued
Balance, beginning of period	$(1,117)
Issuance of restricted stock	(908)
Amortization of notes receivable	300
Balance, end of period	(1,725)
Retained earnings
Balance, beginning of period	$6,015
Net income	3,270	3,270
Balance, end of period	9,285	3,270
Accumulated other comprehensive loss
Balance, beginning of period	$(70)
Net change in unrealized depreciation on securities available for sale	14	14
Income tax benefit on change	(5)	(5)
Balance, end of period	(61)	9
Comprehensive income		3,279
Unearned compensation
Balance, beginning of period	$(638)
Net issuance of restricted stock	(527)
Amortization of unearned compensation	186
Balance, end of period	(979)
Treasury stock
Balance, beginning of period	$(3,298)		(724,003)
Acquisition of treasury stock	(183)		(15,399)
Balance, end of period	(3,481)		(739,402)
Total shareholders’ equity and common shares outstanding	$119,263		17,439,893

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2004 and 2003

(in thousands)

(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,270	$1,189
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on securities available for sale	(11)	—
Depreciation	475	273
Provision for bad debts	46	—
Compensation expense related to amortization of notes receivable and unearned compensation	486	416
Deferred income taxes	(699)	258
Minority interests in income (loss) of consolidated companies	452	(1)
Changes in operating assets and liabilities:
Increase in receivables	(223)	(1,543)
Increase in deposits with clearing brokers	—	(502)
Increase in securities owned	(7,806)	(372)
Increase in other assets	(455)	(139)
Increase (decrease) in securities sold, not yet purchased	504	(33)
Decrease in other liabilities	(22)	(10)
Decrease in accounts payable and accrued liabilities	(2,429)	(4,327)
Net cash used in operating activities	(6,412)	(4,791)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,495)	(240)
Cash of business consolidated	49	—
Purchase of securities available for sale	(41)	(33)
Proceeds from sales and maturities of securities available for sale	318	250
Net cash used in investing activities	(1,169)	(23)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(183)	(119)
Proceeds from shares issued	828	1,008
Distributions to minority interests	(88)	(219)
Payments of cash dividends	(518)	(424)
Net cash provided by financing activities	39	246
Net decrease in cash and cash equivalents	(7,542)	(4,568)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,590	34,890
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,048	$30,322
Noncash investing and financing activities:
Cash (refund) paid for income taxes	$(15)	$139
Consolidation:
Fixed assets	6	—
Other assets	(5)	—
Securities owned	(800)	—
Goodwill	800	—
Accounts payable and accrued liabilities	(18)	—
Minority interests	(32)	—

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

In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at March 31, 2004, our results of operations for the three months ended March 31, 2004 and 2003, and our cash flows for the three months ended March 31, 2004 and 2003.  All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Effects of Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company was required to apply FIN 46R to variable interests in VIEs in its consolidated financial statements for the quarter ended March 31, 2004.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.  The Company has identified one entity that requires consolidation under this Interpretation.  Consolidation of this entity increased the Company’s assets and liabilities by approximately $31,000 and had an insignificant effect on the other basic consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the consolidated statement of financial condition.  SFAS No. 150 is effective for financial instruments entered into of modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after December 15, 2003.  The Company does not have any financial instruments affected by the adoption of SFAS No. 150.

Stock-Based Compensation

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure provisions included in SFAS No. 148 in the notes to the consolidated financial statements contained herein.

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

The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148:

	Three Months Ended March 31,
	2004	2003
Net income as reported	$3,270	$1,189
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61)	(124)
Pro forma net income	$3,209	$1,065

Earnings per share
Basic-as reported	$0.19	$0.07
Basic-pro forma	$0.18	$0.06

Diluted-as reported	$0.18	$0.07
Diluted-pro forma	$0.18	$0.06

Reclassifications

Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform them with the 2004 presentation.   The reclassifications had no effect on retained earnings, results of operations or cash flows as previously reported.

2.              ACQUISTIONS

On May 2, 2003, the Company acquired a 50% ownership interest in the Salient companies.  Additionally, the Company acquired a 23.15% profits interest in the advisor to The Endowment Fund, a related entity.  The former owners of Salient and The Endowment Fund received cash payments totaling $1.75 million and may later receive an additional $250,000 cash payment and up to 1,200,000 common shares.   The Salient companies and Pinnacle Management & Trust Company (“PMT”) were contributed to Salient Capital Management, which entity’s Class A limited partner units are jointly owned by the Company and the former owners of Salient.  Additionally, the Company received Class B limited partner units of Salient/PMT, which in the event of a liquidation or sale of Salient/PMT entitle the Company to first receive proceeds equal to the net asset value of PMT as of May 2, 2003, (approximately $4.4 million) with the remaining proceeds to be divided equally among the owners of the Class A units.  The Salient companies provide investment advisory services to individuals and institutions.  The Endowment Fund is a diversified fund of funds using hedge fund managers that specialize in a variety of investment approaches.  The acquisitions were accounted for as a purchase, and accordingly, the financial information of the Salient companies and the advisor to The Endowment Fund has been included in the Company’s consolidated financial statements from May 2, 2003.  The purchase price of approximately $1.8 million exceeded the fair market value of identifiable net assets by approximately $1.7 million, which has been recorded as goodwill.  The Company uses the consolidation method to account for its investment in Salient/PMT.

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

3.              SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of March 31, 2004 were as follows:

	Owned	Sold, Not Yet Purchased
	(in thousands)
Marketable:
U.S. Government and agency	$6,958	$—
Corporate stocks	565	759
Corporate bonds and commercial paper	5,339	—
	12,862	759
Not readily marketable:
Partnerships	20,079	—
Corporate stocks and warrants	6,387	—
	$39,328	$759

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.  Not readily marketable securities consist of investments in limited partnerships, equities, options and warrants.  The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., and Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P. and 2003 Houston Energy Partners, L.P.

The Company has issued a letter of credit in the amount of $1.5 million to the owner of one of the offices that we lease to secure payment of our lease obligation for that facility.  The letter of credit is secured by securities owned in the amount of $1.5 million.

4.              SECURITIES AVAILABLE FOR SALE

Securities available for sale at March 31, 2004 were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(in thousands)

U.S. Government and agency obligations	$1,045	$18	$—	$1,063
Marketable equity securities	1,956	100	(215)	1,841
Total	$3,001	$118	$(215)	$2,904

The contractual maturities of debt securities available for sale at March 31, 2004, were as follows:

Due before 5 years	$759
Due after 25 years through 30 years	$304

Gross realized gains on sales of securities available for sale were $11,000 for the three months ended March 31, 2004.  No realized losses on securities available for sale were recorded for the three months ended March 31, 2004.  No realized gains or losses on sales of securities available for sale were recorded during the three months ended March 31, 2003.

The Company has pledged securities valued at $250,000 to the bank commissioner of the state of Oklahoma to secure its performance of fiduciary duties for trust activities in that state.

5.              INCOME TAXES

The differences between the effective tax rate reflected in the income tax provision from operations and the statutory federal rate were as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)

Tax computed using the statutory rate	$1,835	$686
State income taxes and other	293	144
Total	$2,128	$830

6.              COMMITMENTS AND CONTINGENCIES

There were no firm underwriting commitments open at March 31, 2004.

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

7.              EARNINGS PER COMMON SHARE

Basic and diluted earnings per-share computations for the periods indicated were as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except share and per share amounts)
Computation of basic income per common share for the three months ended March 31:
Net income	$3,270	$1,189
Weighted average number of common shares outstanding	17,394,045	16,845,379
Basic income per common share	$0.19	$0.07

	Three Months Ended March 31,
	2004	2003
	(in thousands, except share and per share amounts)
Computation of diluted income per common share for the three months ended March 31:
Net income	$3,270	$1,189
Weighted average number of common shares outstanding	17,394,045	16,845,379
Common shares issuable under stock option plan	1,033,627	1,309,511
Less shares assumed repurchased with proceeds	(439,992)	(760,372)
Weighted average common shares outstanding	17,987,680	17,394,518
Diluted income per common share	$0.18	$0.07

Outstanding stock options exercisable for 50,000 common shares for the three months ended March 31, 2003 have not been included in diluted earnings per common share because their inclusion would have been antidilutive.

8.              BUSINESS SEGMENT INFORMATION

The Company’s businesses operate in two reportable business segments.  The Company’s investment banking and brokerage segment includes the operations of SMH.  SMH is an investment banking and brokerage firm whose activities primarily include securities underwriting,  other investment banking services, private placements, and institutional, prime and retail brokerage.  The Company’s asset management segment includes the operations of Salient/PMT and SMH Capital Advisors.   PMT is a state chartered trust company providing a variety of trust services, including investment management, estate settlement and retirement planning.  SMH Capital Advisors provides financial planning services to individuals and asset management services to investors with an emphasis on fixed income securities.  The following summarizes certain financial information of each reportable segment for the three months ended March 31, 2004 and 2003, respectively.

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Three Months Ended March 31, 2004
Revenues	$27,335	$2,593	$(121)	$29,807
Expenses	(22,164)	(2,139)	(459)	(24,762)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	5,171	454	(580)	5,045
Equity in income of limited partnerships	732	—	73	805
Income (loss) before income taxes and minority interests	$5,903	$454	$(507)	$5,850

Three Months Ended March 31, 2003
Revenues	$19,355	$1,411	$166	$20,932
Expenses	(18,145)	(1,314)	(323)	(19,782)
Income (loss) before equity in income of limited partnerships, income taxes and minority interests	1,210	97	(157)	1,150
Equity in income of limited partnerships	774	—	94	868
Income (loss) before income taxes and minority interests	$1,984	$97	$(63)	$2,018

(in thousands)	Investment Banking and Brokerage	Investment Management	Corporate and Other	Consolidated Total
Total assets as of March 31, 2004	$92,704	$9,022	$36,988	$138,714
Total assets as of December 31, 2003	$96,805	$8,600	$31,597	$137,002

9.              EMPLOYEE BENEFIT PLANS

Under its 1998 Incentive Plan, as amended, the Company has reserved 25% of the issued and outstanding Common Stock of the Company, or 4,000,000 shares of Common Stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan.  The Company had 1,465,108 shares of Common Stock available for grant under the Incentive Plan at March 31, 2004.

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

The following summarizes certain information related to the CIP for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except shares)

Number of shares issued	118,137	68,653
Value of shares issued	$1,435	$549
Additions to unearned compensation	527	34
Additions to notes receivable	908	515
Amortization of unearned compensation	186	207
Amortization of notes receivable	300	209

10.       RELATED PARTIES

The Company had receivables from related parties totaling $7.0 million at March 31, 2004, primarily consisting of $2.5 million of unpaid management fees earned on the Company’s investments in limited partnerships and $4.2 million of notes receivable from employees and consultants.

11.       SUBSQUENT EVENT

On April 1, 2004, the Company acquired a 69% interest in Charlotte Capital.  Employees of Charlotte Capital retain ownership of 31% of the firm.  Charlotte Capital, based in Charlotte, North Carolina, manages approximately $400 million in assets for institutional investors in small cap value and mid cap value styles.  SMHG paid $3.4 million in cash at closing, and is obligated to pay an additional amount in 18 months.  The base amount of the final payment is $2.3 million; however, such amount may be adjusted up or down based on changes in the firm’s revenues and assets under management.  Employees of Charlotte Capital can earn up to an additional 9% ownership interest by achieving specified revenue run rates during the 18-month period following closing.

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

Expenses.                   Our expenses consist of (1) employee compensation and benefits, (2) brokerage and clearing costs, and (3) other expenses.  Compensation and benefits have both a variable component based on revenue production and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives.  Retail and institutional commissions are based on a competitive commission schedule.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.  Compensation and benefits is our largest expense item and includes wages, salaries and benefits. During the first three months of 2004, compensation and benefits represented 72% of total expenses, and 60% of total revenues compared to 69% of total expenses, and 66% of total revenues during the comparable period in 2003.

Brokerage and clearance expenses include clearing and trade execution costs associated with the retail, prime and institutional brokerage business at SMH.  SMH clears its transactions primarily through Pershing LLC, a member of BNY Securities Group and a subsidiary of The Bank of New York and other clearing brokers.

Other expenses include (1) occupancy and equipment expenses, such as rent and utility charges for facilities and (2) communications and data processing expenses, such as third-party systems, market data and software program providers.

Overview

Our financial services business is affected by general economic conditions. The improvement in the economy, as well as in the overall stock market has had a positive impact on our equity commission revenues,  underwriting fees derived from public offerings, and advisory fees from private placements. During 2003, the decline in interest rates during the first quarter led to an increase in residential loan refinancing, which had a positive impact on that portion of our business that derives its income from mortgage-backed fixed-income securities.

Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management. The overall increase in equity prices resulted in growth in the values of our customers’ investment portfolios, which in turn led to higher management fees for the Company.  The improved stock market has caused many of our customers to rebalance their investment portfolios, thereby reducing concentrations in money market instruments and increasing exposure to equity and other securities with a greater potential for growth.

We have organized 13 private equity funds for the purpose of investing in public and private companies that we believe are either significantly undervalued relative to their growth potential or have substantial prospects for capital growth. We invest in these funds along with our clients and earn management fees based on capital commitments, net assets or capital contributions. We also receive incentive compensation of a portion of the profit if the profit exceeds specified hurdle rates. The improvement in the overall stock market, as well as in individual investment positions owned by the private equity funds provided the Company with realized and unrealized gains from its ownership interests and incentive compensation due to fund performance.

We invest a portion of our excess cash in public equity and debt securities that we feel are undervalued. Additionally, we may receive warrants as a part of our compensation for investment banking services.

We have expanded both the range and depth of services offered to our clients through a combination of acquisitions and internal expansion. This growth has necessitated that we add  personnel, as well as production-related incentive compensation plans. We have also improved and expanded our infrastructure including facilities, technology, and information services, to enable us to better compete with other firms that offer services similar to ours.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total revenues were $29.8 million in the first quarter of 2004 compared to $20.9 million for the same quarter in 2003.  An increase in investment banking revenue from prime brokerage services was partially offset by a decline in fixed income brokerage revenues.  Total expenses for the 2004 period increased to $24.8 million from $19.8 million in the same quarter of the previous year.  Equity in income of limited partnerships declined from $868,000 during the first quarter of 2003 to $805,000 during the first quarter of 2004.  Net income for the three month period ended March 31, 2004 increased to $3.3 million from $1.2 million in the same period in 2003.  Basic income per share was $0.19 for the three months ended March 31, 2004 compared to $0.07 for the same period in 2003.   Diluted income per share was $0.18 for the three months ended March 31, 2004 compared to $0.07 for the same period in 2003.

Commissions revenue increased to $13.9 million in the first quarter of 2004 from $12.3 million in 2003, primarily as a result of increased trading volume in our retail brokerage division.  Principal transactions revenue totaled $1.5 million for the 2004 period versus $2.0 million in the first quarter of 2003.   Revenues from fixed income brokerage declined to $1.1 million during the first quarter of 2004 from $1.6 million during the comparable prior year quarter mainly due to reduced trading volume attributable to fixed income products.  Investment banking revenue increased to $9.5 million during the first quarter of 2004 from $3.4 million in the same period of 2003, principally due to an increase in fees earned from private placement transactions.  Revenues from fiduciary, custodial and advisory fees increased to $3.5 million in the first quarter of 2004 from $1.8 million in same quarter of 2003 primarily due to the acquisition of Salient during the second quarter of 2003.  Interest and dividend income increased to $865,000 in 2004 from $525,000 in the same period last year.  Interest income has increased due to higher margin interest reflecting an increase in margin balances.  Other income declined from $926,000 during 2003 to $522,000 during 2004, due to a decline in fees earned on the Company’s cash balances and customer credit balances at its clearing brokers resulting from lower deposit balances.

During the three months ended March 31, 2004, employee compensation and benefits increased to $17.9 million from $13.7 million in the same period last year due to the higher revenue during 2004.  Floor brokerage, exchange and clearance fees declined to $1.2 million in the first quarter of 2004 from $1.4 million in the same quarter of 2003 reflecting lower clearing and execution costs resulting from the reduced trading volume attributable to prime brokerage services.  Communication and data processing costs increased to $1.5 million in 2004 from $1.3 million in the same period last year resulting primarily from increased personnel and additional offices.  Occupancy costs totaled $1.7 million during the first quarter of 2004, compared to $1.2 million in the prior year quarter due to expansion of our New York City offices, and the additions of Salient and the Tulsa office of U.S. Bankcorp Piper Jaffray Inc., which was acquired in December 2003.  Other general and administrative expenses increased to $2.4 million during the first three months of 2004 from $2.1 million in the first quarter of last year mainly due to our growth.

The effective tax rate from operations was 39% for the three months ended March 31, 2004 compared to 41% for the three months ended March 31, 2003.

On April 1, 2004, the Company acquired a 69% interest in Charlotte Capital.  Employees of Charlotte Capital retain ownership of 31% of the firm.  Charlotte Capital, based in Charlotte, North Carolina, manages approximately $400 million in assets for institutional investors in small cap value and mid cap value styles.  SMHG paid $3.4 million in cash at closing, and is obligated to pay an additional amount in 18 months.  The base amount of the final payment is $2.3 million; however, such amount may be adjusted up or down based on changes in the firm’s revenues and assets under management.  Employees of Charlotte Capital can earn up to an additional 9% ownership interest by achieving specified revenue run rates during the 18-month period following closing

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold.

At March 31, 2004, we had approximately $25.0 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 31% of our total assets at the end of the first quarter.

For the three months ended March 31, 2004, net cash used in operations totaled $6.4 million versus $4.8 million during the first three months of 2003.  Accounts payable and accrued liabilities declined by $2.4 million during the three months ended March 31, 2004, principally due to the payment of accrued compensation during the first quarter of 2004.  Securities owned increased by $7.8 million during the first three months of 2004, primarily due to new investments.

Capital expenditures for the first quarter of 2004 were $1.5 million, mainly for the purchase of furniture and computer equipment and software, as well as for leasehold improvements, necessary for our growth.  During the first three months of 2004, we reacquired 15,399 of our common shares at a total cost of approximately $183,000.

At March 31, 2004, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

At March 31, 2004, PMT had equity securities under management with a fair value of $594 million.  PMT’s securities available for sale are recorded at a fair value of approximately $2.9 million at March 31, 2004.  These securities are subject to equity price risk.  These securities have an original cost of $3.0 million.  At March 31, 2004, the unrealized decline in market value totaling $97,000 less tax of $36,000, has been included as a separate component of shareholders’ equity.

Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Management believes the unrealized losses are temporary at March 31, 2004.  However, a write-down accounted for as a realized loss may be necessary in the future.

The Company’s trading equity and debt securities are marked to market on a daily basis.  At March 31, 2004, the Company’s trading equity and debt securities were recorded at a fair value of approximately $12.9 million.  These trading equity and debt securities are subject to equity price risk.  This risk would amount to approximately $1.3 million based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity and debt securities.  The actual equity price risk related to the trading equity and debt securities may differ substantially.

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under Exchange Act as of the end of the fiscal period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.  There have been no significant changes made in our internal controls over financials reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date of this evaluation.

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

* Filed herewith.

(b)         Reports on Form 8-K.

On February 19, 2004, the Company filed a current report on Form 8-K under Item 5 relating to the declaration by its board of directors of a cash dividend in the amount of $0.0375 per share of common stock.   On March 11, 2004, the Company filed a current report on Form 8-K under Item 12 relating to a press release announcing its earnings for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

	By	/s/ BEN T. MORRIS
Ben T. Morris
Chief Executive Officer

	By	/s/ RICK BERRY
Rick Berry
Chief Financial Officer

Date: May 7, 2004