Form 10-Q
period 2004-06-30
SANDERS MORRIS HARRIS GROUP INC
filed 2004-08-09
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-30066

SANDERS MORRIS HARRIS GROUP INC.

(Exact name of registrant as specified in its charter)

Texas	76-0583569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of August 2, 2004, was 17,640,140.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$20,683	$32,590
Receivables, net of allowance of $445 and $400, respectively
Broker-dealers	871	522
Customers	6,190	3,758
Related parties	10,012	6,100
Other	868	822
Deposits with clearing brokers	1,054	1,054
Securities owned	33,965	32,322
Securities available for sale	3,978	3,156
Furniture and equipment, net	7,521	4,227
Other assets	2,600	3,004
Goodwill	54,703	49,447
Total assets	$142,445	$137,002

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities	$13,505	$16,597
Deferred tax liability	82	647
Securities sold, not yet purchased	246	255
Other liabilities	107	144
Total liabilities	13,940	17,643

Commitments and contingencies

Minority interests	5,714	4,506

Shareholders' equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 18,379,542 and 17,991,653 shares issued, respectively	184	180
Additional paid-in capital	118,506	113,781
Receivables for shares issued	(2,057)	(1,117)
Retained earnings	11,579	6,015
Accumulated other comprehensive loss	(77)	(70)
Unearned compensation	(1,863)	(638)
Treasury stock at cost, 739,402 and 724,003 shares, respectively	(3,481)	(3,298)
Total shareholders' equity	122,791	114,853
Total liabilities and shareholders' equity	$142,445	$137,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Commissions	$12,613	$13,321	$26,523	$25,633
Principal transactions	1,989	3,939	3,442	5,949
Investment banking	7,825	6,797	17,361	10,201
Fiduciary, custodial and advisory fees	4,732	2,527	8,252	4,281
Interest and dividends	979	684	1,845	1,209
Other income	517	351	1,039	1,277
Total revenues	28,655	27,619	58,462	48,550

Expenses:
Employee compensation and benefits	17,118	16,053	34,975	29,467
Floor brokerage, exchange and clearance fees	1,310	1,470	2,526	2,900
Communications and data processing	1,926	1,408	3,462	2,738
Occupancy	1,695	1,635	3,403	2,882
Other general and administrative	2,809	2,592	5,254	4,652
Total expenses	24,858	23,158	49,620	42,639

Income before equity in income of limited partnerships, minority interests and income taxes	3,797	4,461	8,842	5,911
Equity in income of limited partnerships	2,025	1,985	2,830	2,853
	5,822	6,446	11,672	8,764
Minority interests in net income of consolidated companies	(933)	(686)	(1,385)	(986)
Income before income taxes	4,889	5,760	10,287	7,778

Provision for income taxes	(1,942)	(2,365)	(4,070)	(3,194)

Net income	$2,947	$3,395	$6,217	$4,584

Earnings per share:
Basic	$0.17	$0.20	$0.36	$0.27
Diluted	$0.16	$0.19	$0.34	$0.26

Weighted average common shares outstanding:
Basic	17,592,623	17,115,147	17,493,334	16,981,008
Diluted	18,186,799	17,641,257	18,088,780	17,526,008

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the six months ended June 30, 2004

(in thousands, except shares)

(unaudited)

	Amounts		Shares
Common stock
Balance, beginning of period	$180		17,991,653
Stock issued pursuant to employee benefit plan	4		387,889
Balance, end of period	184		18,379,542
Additional paid-in capital
Balance, beginning of period	$113,781
Stock issued pursuant to employee benefit plan	4,725
Balance, end of period	118,506
Receivables for shares issued
Balance, beginning of period	($1,117)
Issuance of restricted stock	(1,566)
Amortization of notes receivable	626
Balance, end of period	(2,057)
Retained earnings
Balance, beginning of period	$6,015
Dividends	(653)
Net income	6,217	6,217
Balance, end of period	11,579	6,217
Accumulated other comprehensive loss
Balance, beginning of period	$(70)
Net change in unrealized depreciation on securities available for sale	(11)	(11)
Income tax benefit on change	4	4
Balance, end of period	(77)	7
Comprehensive income		6,224
Unearned compensation
Balance, beginning of period	$(638)
Net issuance of restricted stock	(1,685)
Amortization of unearned compensation	460
Balance, end of period	(1,863)
Treasury stock
Balance, beginning of period	$(3,298)		(724,003)
Acquisition of treasury stock	(183)		(15,399)
Balance, end of period	(3,481)		(739,402)
Total shareholders' equity and common shares outstanding	$122,791		17,640,140

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(in thousands)

(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,217	$4,584
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on securities available for sale	(12)	(9)
Depreciation	974	567
Provision for bad debts	45	160
Compensation expense related to amortization of notes receivable and unearned compensation	1,086	864
Deferred income taxes	(561)	512
Equity in income of limited partnerships	(2,830)	(2,853)
Minority interests in income of consolidated companies	1,385	24
Changes in operating assets and liabilities excluding effects of acquisition:
Increase in receivables	(5,986)	(2,040)
Decrease (increase) in securities owned	387	(626)
Decrease (increase) in other assets	50	(965)
(Decrease) increase in securities sold, not yet purchased	(9)	183
(Decrease) increase in other liabilities	(37)	25
Decrease in accounts payable and accrued liabilities	(4,140)	(476)
Net cash used in operating activities	(3,431)	(50)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,234)	(460)
Acquisition, net of cash acquired of $478 and $142, respectively	(2,938)	(1,608)
Cash of business consolidated	49	—
Purchase of securities available for sale	(1,163)	(784)
Proceeds from sales and maturities of securities available for sale	343	1,302
Net cash used in investing activities	(7,943)	(1,550)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(183)	(168)
Proceeds from shares issued	1,478	2,130
Investment by minority interest	27	38
Distributions to minority interests	(1,202)	(344)
Payment of cash dividends	(653)	(515)
Net cash (used in) provided by financing activities	(533)	1,141
Net decrease in cash and cash equivalents	(11,907)	(459)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,590	34,890
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,683	$34,431
Noncash investing and financing activities:
Cash paid for income taxes	$2,085	$1,514
Acquisition and consolidation:
Cash	—	142
Receivables	—	167
Fixed assets	6	30
Other assets	(5)	—
Securities owned	(800)	—
Goodwill	800	—
Accounts payable and accrued liabilities	(18)	(206)
Minority interests	(32)	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Sanders Morris Harris Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.              BASIS OF PRESENTATION

Nature of Operations

Through its operating subsidiaries Sanders Morris Harris Inc. (“SMH”), Salient Capital Management (“Salient/PMT”), SMH Capital Advisors (“SMCA”) and Charlotte Capital, the Company provides a broad range of financial services, including institutional, prime and retail brokerage, principal trading, investment banking, merchant banking, financial advisory, trust related services, investment management and financial planning. The Company serves a diverse group of institutional, corporate and individual clients.

The Company merged with and acquired its operating subsidiaries in 1999 through 2004.  The acquisitions were accounted for using the purchase method.

Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at June 30, 2004, our results of operations for the three and six months ended June 30, 2004 and 2003, and our cash flows for the six months ended June 30, 2004 and 2003.  All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Effects of Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company was required to apply FIN 46R to variable interests in VIEs in its consolidated financial statements beginning with the quarter ended March 31, 2004.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.  The Company has identified one entity that requires consolidation under this Interpretation.  Consolidation of this entity increased the Company’s assets by approximately $22,000, liabilities by approximately $25,000 and had an insignificant effect on the other basic consolidated financial statements.

Stock-Based Compensation

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

The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share)		(in thousands, except per share)

Net income as reported	$2,947	$3,395	$6,217	$4,584
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(189)	(109)	(250)	(233)
Pro forma net income	$2,758	$3,286	$5,967	$4,351

Earnings per share
Basic-as reported	$0.17	$0.20	$0.36	$0.27
Basic-pro forma	$0.16	$0.19	$0.34	$0.26

Diluted-as reported	$0.16	$0.19	$0.34	$0.26
Diluted-pro forma	$0.15	$0.19	$0.33	$0.25

Reclassifications

Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform them with the 2004 presentation.   The reclassifications had no effect on retained earnings, results of operations or cash flows as previously reported.

2.              ACQUISITIONS

On April 1, 2004, the Company acquired a 69% interest in Charlotte Capital.  Employees of Charlotte Capital retained a 31% ownership interest in the firm.  Charlotte Capital, based in Charlotte, North Carolina, manages approximately $400 million in assets for institutional investors in small cap value and mid cap value styles.  SMHG paid $3.4 million in cash at closing, and is obligated to pay an additional amount in 18 months.  The base amount of the additional payment is $2.3 million; however, it may be adjusted up or down based on changes in the firm’s revenues and assets under management for the 18 month period beginning April 1, 2004.  Employees of Charlotte Capital can earn up to an additional 9% ownership interest by achieving specified revenue run rates during the 18-month period following closing.  The acquisition was accounted for as a purchase, and accordingly, the financial information of Charlotte Capital has been included in the Company’s consolidated financial statements from April 1, 2004.  The initial consideration of $3.4 million exceeded the fair market value of identifiable net tangible assets by approximately $4.5 million, which has been recorded as goodwill.

On May 2, 2003, the Company acquired a 50% ownership interest in the Salient companies.  Additionally, the Company acquired a 23.15% profits interest in the advisor to The Endowment Fund, a related entity.  The former owners of Salient and The Endowment Fund received cash payments totaling $1.75 million and may later receive an additional $250,000 cash payment and up to 1,200,000 common shares of the Company based on profitability of Salient/PMT for the year ended December 31, 2004.  No additional consideration has been earned through June 30, 2004.  The Salient companies and Pinnacle Management & Trust Company (“PMT”) were contributed to Salient Capital Management, which entity’s Class A limited partner units are jointly owned by the Company and the former owners of Salient.  Additionally, the Company received Class B limited partner units of Salient/PMT which, in the event of a liquidation or sale of Salient/PMT, entitles the Company to first receive proceeds, if any, equal to the net asset value of PMT as of May 2, 2003, (approximately $4.4 million) with the remaining proceeds to be divided equally among the owners of the Class A units.  The Salient companies provide investment advisory services to individuals and institutions.  The Endowment Fund is a diversified fund of funds using hedge fund managers that specialize in a variety of investment approaches.  The acquisitions were accounted for as a purchase, and accordingly, the financial information of the Salient companies and the advisor to The Endowment Fund has been included in the Company’s consolidated financial statements from May 2, 2003.  The purchase price of approximately $1.8 million exceeded the fair market value of identifiable net assets by approximately $1.7 million, which has been recorded as goodwill.  The Company uses the consolidation method to account for its investment in Salient/PMT.

On December 2, 2003, the Company acquired the Tulsa, Oklahoma branch office of U.S. Bancorp Piper Jaffray Inc.  The Tulsa office provides retail brokerage services to its clients.  The former owner of the Tulsa office received $377,000 in cash.  The acquisition was accounted for as a purchase and, accordingly, the financial information of the Tulsa office has been included in the Company’s consolidated financial statements from December 2, 2003.  The purchase price of approximately $377,000 exceeded the fair value of identifiable net assets acquired by approximately $17,000, which has been recorded as goodwill.

3.              SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of June 30, 2004 were as follows:

	Owned	Sold, Not Yet Purchased
	(in thousands)
Marketable:
U.S. Government and agency	$2,020	$—
Corporate stocks	516	246
Corporate bonds and commercial paper	5,420	—
	7,956	246
Not readily marketable:
Partnerships	19,113	—
Corporate stocks and warrants	6,896	—
	$33,965	$246

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

4.              SECURITIES AVAILABLE FOR SALE

Securities available for sale at June 30, 2004 were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(in thousands)

U.S. Government and agency obligations	$1,043	$2	$(11)	$1,034
Marketable equity securities	2,006	77	(184)	1,899
Corporate bonds	251	1	-	252
Partnerships	800	2	(9)	793
Total	$4,100	$82	$(204)	$3,978

The contractual maturities of debt securities available for sale at June 30, 2004, were as follows:

Due before 5 years	$996
Due after 25 years through 30 years	$290

Gross realized gains on sales of securities available for sale were $13,000 for the six months ended June 30, 2004 and $36,000 for the six months ended June 30, 2003.  Gross realized losses on securities available for sale were $1,000 for the six months ended June 30, 2004 and $27,000 for the six months ended June 30, 2003.

The Company has pledged securities valued at $250,000 to the bank commissioner of the state of Oklahoma to secure its performance of fiduciary duties for trust activities in that state.

5.              INCOME TAXES

The differences between the effective tax rate reflected in the income tax provision from operations and the statutory federal rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Tax computed using the statutory rate	$1,662	$1,958	$3,498	$2,645
State income taxes and other	280	407	572	549
Total	$1,942	$2,365	$4,070	$3,194

6.              COMMITMENTS AND CONTINGENCIES

There were no firm underwriting commitments open at June 30, 2004.

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

7.              EARNINGS PER COMMON SHARE

Basic and diluted earnings per-share computations for the periods indicated were as follows:

	Three Months Ended June 30,
	2004	2003
	(in thousands, except share and per share amounts)
Computation of basic and diluted income per common share for the three months ended June 30:
Net income	$2,947	$3,395
Weighted average number of common shares outstanding	17,592,623	17,115,147
Common shares issuable under stock option plan	984,027	1,079,830
Less shares assumed repurchased with proceeds	(389,851)	(553,720)
Weighted average common shares outstanding	18,186,799	17,641,257
Basic income per common share	$0.17	$0.20
Diluted income per common share	$0.16	$0.19

	Six Months Ended June 30,
	2004	2003
	(in thousands, except share and per share amounts)
Computation of basic and diluted income per common share for the six months ended June 30:
Net income	$6,217	$4,584
Weighted average number of common shares outstanding	17,493,334	16,981,008
Common shares issuable under stock option plan	984,026	1,079,831
Less shares assumed repurchased with proceeds	(388,580)	(534,831)
Weighted average common shares outstanding	18,088,780	17,526,008
Basic income per common share	$0.36	$0.27
Diluted income per common share	$0.34	$0.26

Outstanding stock options (45,000 for the three and six months ended June 30, 2004, and 50,000 for the three and six months ended June 30, 2003) have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

8.              BUSINESS SEGMENT INFORMATION

SMHG operates through six business segments: Retail Brokerage, Institutional Brokerage, Asset Management, Prime Brokerage, Investment Banking, and Corporate and Other. The business segments are based upon factors such as the services provided and distribution channels served. Certain services are provided to customers through more than one of our business segments.  Prior to April 2004, the Company aggregated the brokerage and investment banking businesses into one segment.

The Retail Brokerage segment distributes a range of financial products through its branch distribution network, including equity and fixed income securities, mutual funds and annuities. Retail revenues consist of commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned from mutual funds, fees earned from managed accounts, and net interest on customers’ margin loan and credit account balances. Additionally, retail revenues include sales credits from investment banking transactions such as the distribution of underwritings that we co-manage or in which we participate and private placements of securities in which we serve as placement agent.  The firm employs registered representatives and also licenses independent financial advisors.

The Institutional Brokerage segment distributes equity and fixed income products through its distribution network to its institutional clients. Institutional revenues consist of commissions and principal credits earned on transactions in customer brokerage accounts, a small amount of net interest on customers’ margin loan and credit account balances, and sales credits from the distribution of investment banking products.

The Asset Management segment provides investment advisory, wealth and investment management, financial planning, and trust services to institutional and individual clients. Advisory fees are based on such factors as the amount of assets under management and the type of services provided. The asset management segment may earn commission revenues from the sale of equity, fixed income, mutual fund, and annuity products; and sales credits from the distribution of investment banking issues. In addition, performance fees may be earned for exceeding performance benchmarks for the investment portfolios in the limited partnerships that we manage.

The Prime Brokerage segment provides trade execution, clearing, custody and other back-office services to hedge funds. Prime broker revenues consist of commissions and principal credits earned on equity, and fixed income transactions; interest income from securities lending services to customers; and net interest on customers’ margin loan and credit account balances.

The Investment Banking segment provides corporate securities underwriting, private financings and financial advisory services. We participate in corporate securities distributions as a manager, co-manager or member of an underwriting syndicate or of a selling group in public offerings managed by other underwriters. Fees earned for our role as an advisor, manager, or underwriter are included in the investment banking segment. Sales credits associated with the distribution of investment banking products are reported in Retail Brokerage, Institutional Brokerage or Asset Management as determined by the distribution channel.

The Corporate and Other segment include realized and unrealized gains and losses on the Company’s investment portfolios and interest and dividends earned on our cash and securities positions. Unallocated corporate revenues and expenses are included in Corporate and Other.

The following summarizes certain financial information of each reportable business segment for the three and six months ended June 30, 2004 and 2003, respectively.  SMHG does not analyze asset information in all business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Retail brokerage	4,360	$3,572	$8,466	$6,464
Institutional brokerage	8,085	8,607	16,306	15,430
Asset management	7,400	4,373	13,632	8,099
Prime brokerage	4,828	6,440	9,831	12,248
Investment banking	3,122	3,836	8,972	5,297
Corporate and other	860	791	1,255	1,012
Total	$28,655	$27,619	$58,462	$48,550

Income (loss) before equity in income (loss) of limited partnerships, income taxes and minority interests:
Retail brokerage	$421	$306	$619	$204
Institutional brokerage	1,350	1,665	2,786	2,683
Asset management	2,562	1,459	4,348	2,674
Prime brokerage	723	1,237	1,629	2,285
Investment banking	1,154	2,008	4,592	2,784
Corporate and other	(2,413)	(2,214)	(5,132)	(4,719)
Total	$3,797	$4,461	$8,842	$5,911

Equity in income (loss) of limited partnerships:
Retail brokerage	$—	$—	$—	$—
Institutional brokerage	—	—	—	—
Asset management	2,031	1,783	2,763	2,557
Prime brokerage	—	—	—	—
Investment banking	—	—	—	—
Corporate and other	(6)	202	67	296
Total	$2,025	$1,985	$2,830	$2,853

Minority interests in net (income) loss of consolidated companies:
Retail brokerage	$—	$—	$—	$—
Institutional brokerage	—	—	—	—
Asset management	(934)	(686)	(1,399)	(986)
Prime brokerage	—	—	—	—
Investment banking	—	—	—	—
Corporate and other	1	—	14	—
Total	$(933)	$(686)	$(1,385)	$(986)

Income (loss) before income taxes:
Retail brokerage	$421	$306	$619	$204
Institutional brokerage	1,350	1,665	2,786	2,683
Asset management	3,659	2,556	5,712	4,245
Prime brokerage	723	1,237	1,629	2,285
Investment banking	1,154	2,008	4,592	2,784
Corporate and other	(2,418)	(2,012)	(5,051)	(4,423)
Total	$4,889	$5,760	$10,287	$7,778

9.              EMPLOYEE BENEFIT PLANS

Under its 1998 Incentive Plan, as amended, the Company has reserved 25% of the issued and outstanding Common Stock of the Company, or 4,000,000 shares of Common Stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan.  The Company had 1,319,523 shares of Common Stock available for grant under the Incentive Plan at June 30, 2004.

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

Restricted Stock

The Incentive Plan provides for the issuance of restricted stock to eligible employees.  The restricted shares vest over varying periods.  All shares issued are valued at the closing price on the date the shares are issued.  The value of the shares is recorded as unearned compensation and is shown as a separate component of shareholders’ equity.   Unearned compensation is amortized to compensation expense over the vesting period.

The following summarizes certain information related to the CIP and restricted stock plans for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except shares)		(in thousands, except shares)

Number of shares issued	147,314	24,125	265,451	92,778
Value of shares issued	$1,816	$236	$3,252	$785
Additions to unearned compensation	1,159	22	1,685	57
Additions to notes receivable	658	213	1,566	729
Amortization of unearned compensation	(274)	275	(460)	481
Amortization of notes receivable	(326)	175	(626)	384

10.       RELATED PARTIES

The Company had receivables from related parties totaling $10.0 million at June 30, 2004, primarily consisting of $1.5 million of unpaid management fees earned by the Company for managing the limited partnerships, $5.3 million of notes receivable from employees, consultants and other related parties and a secured note receivable in the amount of $3.0 million that the Company expects to convert into an investment during the second half of 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and their related notes.

General

We provide diversified financial services through our subsidiaries, including institutional, prime and retail brokerage, principal trading, investment banking, merchant banking, financial advisory, trust related services, investment management and financial planning. All of these activities are highly competitive and are sensitive to many factors outside our control, including those factors listed under “Factors Affecting Forward-Looking Statements.”

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

Expenses.      Our expenses consist of (1) employee compensation and benefits, (2) brokerage and clearing costs, and (3) other expenses.  Compensation and benefits have both a variable component based on revenue production and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives.  Retail and institutional commissions are based on a competitive commission schedule.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.  Compensation and benefits is our largest expense item and includes wages, salaries and benefits. During the second quarter of 2004, compensation and benefits represented 69% of total expenses, and 60% of total revenues compared to 69% of total expenses, and 58% of total revenues during the comparable period in 2003.   During the first six months of 2004, compensation and benefits represented 70% of total expenses, and 60% of total revenues compared to 69% of total expenses and 61% of total revenues during the comparable period in 2003.

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

Business Environment

Our financial services business is affected by general economic conditions. The improvement in the economy, as well as in the overall stock market has had a positive impact on underwriting fees derived from public offerings and advisory fees from private placements. During 2004, the increase in interest rates during the first six months led to a decrease in residential loan refinancing, which had a negative impact on that portion of our business that derives its income from mortgage-backed fixed-income securities.  In the second quarter of 2004, stock trading volume declined significantly from the same period in 2003.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

FINANCIAL OVERVIEW

Total revenues were $28.7 million in the second quarter of 2004 compared to $27.6 million for the same quarter in 2003.  An increase in investment banking revenue and fiduciary, custodial and advisory fees was partially offset by a decline in revenues from prime brokerage services.  Total expenses for the 2004 period increased to $24.9 million from $23.2 million in the same quarter of the previous year.  Minority interests in net income of consolidated companies increased to $933,000 during the second quarter of 2004 from $686,000 during the second quarter of 2003.  Net income for the three month period ended June 30, 2004 declined to $2.9 million from $3.4 million in the same period in 2003.  Basic income per share was $0.17 for the three months ended June 30, 2004 compared to $0.20 for the same period in 2003.   Diluted income per share was $0.16 for the three months ended June 30, 2004 compared to $0.19 for the same period in 2003.

Commissions revenue declined to $12.6 million in the second quarter of 2004 from $13.3 million in 2003, primarily due to decreased trading volume in our prime brokerage division.  Principal transactions revenue totaled $2.0 million for the 2004 period versus $3.9 million in the second quarter of 2003.   Revenues from fixed income brokerage declined to $1.4 million during the second quarter of 2004 from $2.4 million during the comparable prior year quarter mainly due to a decline in residential loan refinancing.  Investment banking revenue increased to $7.8 million during the second quarter of 2004 from $6.8 million in the same period of 2003, principally due to an increase in fees earned from the Company’s participation in underwriting syndicates.  Revenues from fiduciary, custodial and advisory fees increased to $4.7 million in the second quarter of 2004 from $2.5 million in same quarter of 2003.  The acquisitions of Salient during the second quarter of 2003 and Charlotte Capital during the second quarter of 2004, the December 2003 start up of a new private equity fund managed by the Company with a focus on life sciences investments and growth in assets under management have contributed to the increase in revenues from advisory fees.  Interest and dividend income increased to $979,000 in 2004 from $684,000 in the same period last year.  Interest income has increased due to higher margin interest reflecting an increase in margin balances.  Other income increased from $351,000 during 2003 to $517,000 during 2004, due to an increase in fees earned on the Company’s cash balances and customer credit balances at its clearing brokers resulting from higher deposit balances.

During the three months ended June 30, 2004, employee compensation and benefits increased to $17.1 million from $16.1 million in the same period last year due to the higher revenue during 2004.  Floor brokerage, exchange and clearance fees declined to $1.3 million in the second quarter of 2004 from $1.5 million in the same quarter of 2003 reflecting lower clearing and execution costs resulting from the reduced trading volume attributable to prime brokerage services.  Communication and data processing costs increased to $1.9 million in 2004 from $1.4 million in the same period last year resulting from increased personnel and additional offices.  Occupancy costs totaled $1.7 million during the second quarter of 2004, compared to $1.6 million in the prior year quarter due to expansion of our New York City offices, the addition of Charlotte Capital in April 2004 and the Tulsa office of U.S. Bankcorp Piper Jaffray Inc., which was acquired in December 2003.  Other general and administrative expenses increased to $2.8 million during the second three months of 2004 from $2.6 million in the second quarter of last year mainly due to our growth.

Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in the Company’s consolidated financial statements.  Income attributable to minority interests increased to $933,000 during the second quarter of 2004 from $686,000 during the second quarter of 2003, principally due to increased income from our share of the income of the limited partnerships managed by the Company.

The effective tax rate from operations was 40% for the three months ended June 30, 2004 compared to 41% for the three months ended June 30, 2003.

RESULTS BY SEGMENT

Retail Brokerage

Revenues from retail brokerage increased to $4.4 million from $3.6 million, and income before income taxes increased to $421,000 from $306,000. Commission revenue increased to $2.3 million from $1.4 million reflecting increased trading volume due to the additions of several new retail brokers and the Tulsa office in December 2003. Sales credits from investment banking transactions decreased to $1.0 million from $1.4 million, due to a decline in fees earned from the Company’s participation in private placement transactions. Compensation expense increased to $3.1 million from $2.7 million due to the revenue increase.

Institutional Brokerage

Revenues from institutional brokerage declined to $8.1 million from $8.6 million, and income before taxes declined to $1.4 million from $1.7 million. Commission revenue declined to $4.6 million from $5.6 million due to a slowdown in institutional commission transactions. However, sales credits from investment banking transactions increased to $2.5 million from $1.3 million, due to increases in fees earned from the Company’s participation in underwriting syndicates. Principal transaction revenue declined to $851,000 from $1.5 million due to reduced trading volume from fixed income products relating to fewer residential home refinancings caused by higher interest rates.

Asset Management

Revenues from asset management increased to $7.4 million from $4.4 million, and income before taxes increased to $3.7 million from $2.6 million. Fiduciary, custodial and advisory fees increased to $4.4 million from $2.4 million. The acquisition of Charlotte Capital in April 2004, growth in assets under management at Salient/PMT and Cummer/Moyers, and the December 2003 startup of a new private equity fund managed by the Company with a focus on life sciences investments have contributed to the increase in revenues from advisory fees. Sales credits from investment banking transactions increased to $1.1 million from $318,000 due to increases in fees earned from the Company’s participation in underwriting syndicates. Compensation expense rose to $3.2 million from $1.8 million related to the higher revenues. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in the Company’s consolidated financial statements.  Income attributable to minority interests, which reduce SMHG’s pretax income, increased to $934,000 from $686,000, principally due to income from one of the limited partnerships of which minority interests own 40%, and the addition of Charlotte Capital in April 2004, of which minority interests own 31%.

Prime Brokerage

Revenues from prime brokerage declined to $4.8 million from $6.4 million, and income before taxes declined to $723,000 from $1.2 million. Commission revenue declined to $3.9 million from $5.0 million reflecting the loss of assets managed by one of our prime brokerage clients during the first half of 2004.  That loss has been replaced with new customers who are expected to begin trading through the Company during the second half of 2004. Principal transactions revenues declined to $596,000 from $1.1 million due to reduced trading volume from fixed income products. Compensation expense declined to $2.3 million from $2.9 million due to lower revenues.

Investment Banking

Revenues from investment banking declined to $3.1 million from $3.8 million, and income before taxes declined to $1.2 million from $2.0 million. The revenue decline is primarily due to a reduced number of private placement transactions during the second quarter of 2004.

Corporate and Other

Revenues from corporate and other increased to $860,000 from $791,000, and the loss before taxes increased to $2.4 million from $2.0 million. Compensation expense increased to $1.7 million from $1.5 million.  The change in value of our investments in limited partnerships resulted in a loss of $6,000 in 2004, compared to a gain of $202,000 during 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

FINANCIAL OVERVIEW

Total revenues increased to $58.5 million in the first half of 2004 from $48.6 million for the same period in 2003, principally due to increases in fiduciary, custodial and advisory fees and investment banking.  Total expenses for the same 2004 period increased to $49.6 million from $42.6 million in the same period of the previous year.  Equity in income of limited partnerships totaled $2.8 million during the first six months of 2004 compared to $2.9 million during the first six months of 2003.  Minority interests in net income of consolidated companies increased to $1.4 million during the first six months of 2004 from $986,000 during the first six months of 2003.  Net income for the six month period ended June 30, 2004 increased to $6.2 million from $4.6 million in the same period in 2003.  Basic income per share was $0.36 for the six months ended June 30, 2004 compared to $0.27 for the same period in 2003.  Diluted income per share was $0.34 for the six months ended June 30, 2004, compared to $0.26 for the same period in 2003.

Commissions revenue increased to $26.5 million in the first six months of 2004 from $25.6 million in 2003, primarily as a result of increased trading volume in our retail brokerage division.  Principal transactions revenue totaled $3.4 million for the 2004 period versus $5.9 million in 2003.   Revenues from fixed income brokerage declined from $4.0 million during the first six months of 2003 to $2.5 million during the first six months of 2004 primarily from a decline in residential loan refinancings.  Investment banking revenue increased to $17.4 million during the first six months of 2004 from $10.2 million in the same period of 2003, principally due to an increase in fees earned from private placement transactions.  Revenues from fiduciary, custodial and advisory fees increased to $8.3 million in the first half of 2004 from $4.3 million in same period of 2003.  The acquisition of Charlotte Capital in April 2004, growth in assets under management at Salient/PMT and Cummer/Moyers, and the December 2003 startup of a new private equity fund managed by the Company with a focus on life sciences investments have contributed to the increase in revenues from fiduciary, custodial and advisory fees.  Interest and dividend income increased to $1.8 million in 2004 from $1.2 million in the same period last year.   Other income declined to $1.0 million during the first six months of 2004 from $1.3 million during the same period in 2003.

During the six months ended June 30, 2004, employee compensation and benefits increased to $35.0 million from $29.5 million in the same period last year, reflecting commissions and bonuses paid on increased revenues.    Floor brokerage, exchange and clearance fees declined to $2.5 million in the first half of 2004 from $2.9 million in the same period of 2003 reflecting decreased clearing and execution costs resulting from the reduced trading volume attributable to prime brokerage services.  Communication and data processing costs increased to $3.5 million in 2004 from $2.7 million in the same period last year resulting primarily from increased personnel and additional offices.   Occupancy costs totaled $3.4 million during the first half of 2004, compared to $2.9 million in the prior year period.  Other general and administrative expenses increased to $5.3 million during the first half of 2004 from $4.7 million in the first six months of last year mainly due to our growth.

The effective tax rate from operations was 40% for the six months ended June 30, 2004 compared to 41% for the six months ended June 30, 2003.

RESULTS BY SEGMENT

Retail Brokerage

Revenues from retail brokerage increased to $8.5 million from $6.5 million, and income before income taxes increased to $619,000 from $204,000. Commission revenue increased to $4.8 million from $2.6 million reflecting increased trading volume due to the additions of several new retail brokers and the Tulsa office in December 2003. Compensation expense increased to $6.1 million from $5.0 million due to the revenue increase.

Institutional Brokerage

Revenues from institutional brokerage increased to $16.3 million from $15.4 million, and income before taxes increased to $2.8 million from $2.7 million. Sales credits from investment banking transactions increased to $4.6 million from $2.1 million due to increases in fees earned from (i) the Company’s participation in underwriting syndicates and (ii) private placement transactions. Principal transaction revenue declined to $1.4 million from $2.4 million due to reduced trading volume from fixed income products relating to fewer residential home refinancings caused by higher interest rates. Compensation expense increased to $10.6 million from $9.9 million due to the higher revenues.

Asset Management

Revenues from asset management increased to $13.6 million from $8.1 million, and income before taxes increased to $5.7 million from $4.2 million. Fiduciary, custodial and advisory fees increased to $7.6 million from $4.0 million. The acquisition of Charlotte Capital in April 2004, growth in assets under management at Salient/PMT and Cummer/Moyers, and the December 2003 startup of a new private equity fund managed by the Company with a focus on life sciences investments have contributed to the increase in revenues from advisory fees. Compensation expense rose to $6.0 million from $3.4 million related to the higher revenues.  Income attributable to minority interests, which reduce SMHG’s pretax income, increased to $1.4 million from $986,000, principally due to income from one of the limited partnerships, of which minority interests own 40%, and the addition of Charlotte Capital in April 2004, of which minority interests own 31%.

Prime Brokerage

Revenues from prime brokerage declined to $9.8 million from $12.2 million, and income before taxes declined to $1.6 million from $2.3 million. Commission revenue declined to $8.1 million from $9.8 million reflecting the loss of assets managed by one of our prime brokerage clients during the first half of 2004.  That loss has been replaced with new customers who are expected to begin trading through the Company during the second half of 2004. Principal transactions revenues declined to $1.0 million from $1.8 million due to reduced trading volume from fixed income products. Compensation expense declined to $4.9 million from $5.8 million due to lower revenues.

Investment Banking

Revenues from investment banking increased to $9.0 million from $5.3 million, and income before taxes rose to $4.6 million from $2.8 million. The revenue increase is primarily due to an increase in both the number and size of private placement transactions, as well as an increase in advisory, underwriting and management fees due to the Company’s participation in these private placements. Compensation expense increased to $3.5 million from $2.3 million due to the revenue increase.

Corporate and Other

Revenues from corporate and other increased to $1.3 million from $1.0 million, and the loss before taxes increased to $5.1 million from $4.4 million. Compensation expense increased to $3.8 million from $3.1 million, primarily due to bonus expense related to the increased income. The change in value of our investments in limited partnerships resulted in income of $67,000 in 2004, compared to $296,000 during 2003.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold.

At June 30, 2004, we had approximately $20.7 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 24% of our total assets at the end of the first quarter.

For the six months ended June 30, 2004, net cash used in operations totaled $3.4 million versus $50,000 during the first six months of 2003.  Accounts payable and accrued liabilities declined by $4.1 million during the six months ended June 30, 2004, principally due to the payment of accrued compensation during the first quarter of 2004.  Receivables increased by $6.0 million, primarily due to the addition of a secured receivable that the Company expects to convert into an investment during the second half of 2004, as well as an increase in receivables from customers due to the increase in revenues.

Capital expenditures for the first half of 2004 were $4.2 million, mainly for the purchase of furniture and computer equipment and software, as well as for leasehold improvements, necessary for our growth.  During the first six months of 2004, we reacquired 15,399 of our common shares at a total cost of approximately $183,000.   Dividends paid to shareholders totaled $653,000 during the first six months of 2004.

At June 30, 2004, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Management believes the unrealized losses are temporary at June 30, 2004.  However, a write-down accounted for as a realized loss may be necessary in the future.

The Company’s trading equity and debt securities are marked to market on a daily basis.  At June 30, 2004, the Company’s trading equity and debt securities were recorded at a fair value of approximately $8.0 million.  These trading equity and debt securities are subject to equity price risk.  This risk would amount to approximately $800,000 million based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity and debt securities.  The actual equity price risk related to the trading equity and debt securities may differ substantially.

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)

promulgated under the Exchange Act, as of the end of the fiscal period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  There have been no changes made in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On June 17, 2004, the Company held its annual meeting of shareholders to vote for election of directors to the Company’s Board of Directors.  Each nominee was elected and the results of the votes were as follows:

	Number of Shares Voted For	Number of Shares Withheld	Number of Broker Non-Votes

George L. Ball	16,201,168	220,499	—
Robert E. Garrison II	16,201,993	219,674	—
Titus H. Harris, Jr.	16,201,423	220,244	—
Ben T. Morris	16,224,605	197,062	—
Nolan Ryan	16,231,863	189,804	—
Don A. Sanders	16,200,718	220,949	—
W. Blair Waltrip	16,200,143	221,524	—
Dan S. Wilford	15,317,149	1,104,518	—
Richard E. Bean	15,529,246	892,421	—
Robert M. Collie	16,232,171	189,496	—
Charles W. Duncan III	16,232,171	189,496	—
Gerald H. Hunsicker	16,229,852	191,815	—
Scott McClelland	16,230,302	191,365	—
Dr. Albert W. Niemi, Jr.	16,230,127	191,540	—

Item 5.  Other Information

On August 3, 2004, our Board of Directors adopted amendments to our bylaws to provide for advisory directors and to authorize our Chief Executive Officer to sign stock certificates.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 000-30066) and incorporated herein by reference).
*3.2	Amended and Restated Bylaws of the Company as amended through August 3, 2004.
*31.1	Rule 13a-14(a)/15d – 14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d – 14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b) Reports on Form 8-K.

On April 22, 2004, the Company filed a current report on Form 8-K under Item 9 relating to a presentation made by the Company at an investor relations conference.

On May 7, 2004, the Company filed a current report on Form 8-K under Item 5 relating to the declaration by its board of directors of a cash dividend in the amount of $0.0375 per share of common stock and under Item 12 relating to a press release announcing its earnings for the quarter ended March 31, 2004.

 On June 18, 2004, the Company filed a current report on Form 8-K under Item 5 related to the election of five new members of its Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

	By	/s/ BEN T. MORRIS
Ben T. Morris
Chief Executive Officer

	By	/s/ RICK BERRY
Rick Berry
Chief Financial Officer

Date: August 9, 2004