Form 10-Q
period 2004-09-30
SANDERS MORRIS HARRIS GROUP INC
filed 2004-11-08
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of October  26, 2004, was 17,641,259.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$17,422	$32,590
Receivables, net of allowance of $414 and $400, respectively
Broker-dealers	681	522
Customers	4,490	3,758
Related parties	8,935	6,100
Other	2,368	822
Deposits with clearing brokers	1,055	1,054
Securities owned	44,653	32,322
Securities available for sale	3,867	3,156
Furniture and equipment, net	7,591	4,227
Other assets	2,355	3,004
Goodwill, net	54,303	49,447
Total assets	$147,720	$137,002

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$12,945	$16,597
Deferred tax liability	116	647
Securities sold, not yet purchased	3,189	255
Other liabilities	89	144
Total liabilities	16,339	17,643

Commitments and contingencies

Minority interests	6,033	4,506

Shareholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 18,380,661 and 17,991,653 shares issued, respectively	184	180
Additional paid-in capital	118,510	113,781
Receivables for shares issued	(1,746)	(1,117)
Retained earnings	13,592	6,015
Accumulated other comprehensive loss	(109)	(70)
Unearned compensation	(1,602)	(638)
Treasury stock at cost, 739,402 and 724,003 shares, respectively	(3,481)	(3,298)
Total shareholders’ equity	125,348	114,853
Total liabilities and shareholders’ equity	$147,720	$137,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Commissions	$13,685	$12,807	$40,208	$38,441
Principal transactions	2,016	4,444	5,459	10,393
Investment banking	5,772	2,966	23,133	13,167
Fiduciary, custodial and advisory fees	5,306	2,768	13,557	7,049
Interest and dividends	1,067	621	2,912	1,830
Other income	715	569	1,754	1,846
Total revenues	28,561	24,175	87,023	72,726

Expenses:
Employee compensation and benefits	15,990	14,340	50,965	43,806
Floor brokerage, exchange and clearance fees	1,546	1,268	4,071	4,169
Communications and data processing	1,839	1,398	5,301	4,135
Occupancy	1,838	1,347	5,241	4,228
Goodwill impairment charge	400	—	400	—
Other general and administrative	2,554	2,501	7,809	7,154
Total expenses	24,167	20,854	73,787	63,492

Income before equity in income of limited partnerships, minority interests and income taxes	4,394	3,321	13,236	9,234
Equity in income of limited partnerships	776	338	3,606	3,191
	5,170	3,659	16,842	12,425
Minority interests in net income of consolidated companies	(741)	(73)	(2,126)	(1,060)
Income before income taxes	4,429	3,586	14,716	11,365

Provision for income taxes	(1,754)	(1,283)	(5,824)	(4,478)

Net income	$2,675	$2,303	$8,892	$6,887

Earnings per share:
Basic	$0.15	$0.13	$0.51	$0.40
Diluted	$0.15	$0.13	$0.49	$0.39

Weighted average common shares outstanding:
Basic	17,640,293	17,179,476	17,542,678	17,047,891
Diluted	18,212,456	17,669,969	18,131,012	17,575,860

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2004

(in thousands, except shares)

(unaudited)

	Amounts		Shares

Common stock
Balance, beginning of period	$180		17,991,653
Stock issued pursuant to employee benefit plan	4		389,008
Balance, end of period	184		18,380,661
Additional paid-in capital
Balance, beginning of period	$113,781
Stock issued pursuant to employee benefit plan	4,729
Balance, end of period	118,510
Receivables for shares issued
Balance, beginning of period	($1,117)
Issuance of restricted stock	(1,566)
Amortization of notes receivable	937
Balance, end of period	(1,746)
Retained earnings
Balance, beginning of period	$6,015
Dividends	(1,315)
Net income	8,892	8,892
Balance, end of period	13,592	8,892
Accumulated other comprehensive loss
Balance, beginning of period	$(70)
Net change in unrealized depreciation
on securities available for sale	(68)	(68)
Income tax benefit on change	29	29
Balance, end of period	(109)	(39)
Comprehensive income		8,853
Unearned compensation
Balance, beginning of period	$(638)
Net issuance of restricted stock	(1,690)
Amortization of unearned compensation	726
Balance, end of period	(1,602)
Treasury stock
Balance, beginning of period	$(3,298)		(724,003)
Acquisition of treasury stock	(183)		(15,399)
Balance, end of period	(3,481)		(739,402)
Total shareholders’ equity and common shares outstanding	$125,348		17,641,259

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

(in thousands)

(unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,892	$6,887
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on securities available for sale	(14)	(8)
Depreciation	1,416	869
Goodwill impairment change	400	—
Provision for bad debts	35	190
Compensation expense related to amortization of notes receivable and unearned compensation	1,663	1,240
Deferred income taxes	(503)	202
Equity in income of limited partnerships	(3,606)	(3,191)
Minority interests in income of consolidated companies	2,126	1,060
Changes in operating assets and liabilities excluding effects of acquisition:
Increase in receivables	(4,509)	(3,086)
Increase in securities owned	(9,525)	(3,510)
Decrease (increase) in other assets	668	(940)
Increase in securities sold, not yet purchased	2,935	365
Decrease in other liabilities	(55)	(29)
Decrease in accounts payable and accrued liabilities	(4,700)	(2,877)
Net cash used in operating activities	(4,777)	(2,828)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,745)	(955)
Acquisitions, net of cash acquired of $478 and $142, respectively	(3,312)	(1,608)
Cash of business consolidated	49	—
Purchase of securities available for sale	(1,164)	(1,173)
Proceeds from sales and maturities of securities available for sale	400	1,352
Net cash used in investing activities	(8,772)	(2,384)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(183)	(168)
Proceeds from shares issued	1,477	3,273
Investment by minority interest	67	38
Distributions to minority interests	(1,665)	(432)
Payment of cash dividends	(1,315)	(1,036)
Net cash (used in) provided by financing activities	(1,619)	1,675
Net decrease in cash and cash equivalents	(15,168)	(3,537)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,590	34,890
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,422	$31,353
Supplemental cash flow information
Cash paid for income taxes	$6,011	$3,736
Noncash investing and financing activities:
Acquisition and consolidation:
Receivables	799	167
Fixed assets	34	30
Other assets	19	—
Securities owned	(800)	—
Goodwill	800	—
Accounts payable and accrued liabilities	(1,049)	(206)
Minority interests	(997)	—

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

In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at September 30, 2004, our results of operations for the three and nine months ended September 30, 2004 and 2003, and our cash flows for the nine months ended September 30, 2004 and 2003.  All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Effects of Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company was required to apply FIN 46R to variable interests in VIEs in its consolidated financial statements beginning with the quarter ended March 31, 2004.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.  The Company has identified one entity that requires consolidation under this Interpretation.  Consolidation of this entity increased the Company’s assets by approximately $14,000, liabilities by approximately $18,000 and had an insignificant effect on the other basic consolidated financial statements.

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

The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share)		(in thousands, except per share)

Net income as reported	$2,675	$2,303	$8,892	$6,887
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(80)	(121)	(330)	(354)
Pro forma net income	$2,595	$2,182	$8,562	$6,533

Earnings per share
Basic-as reported	$0.15	$0.13	$0.51	$0.40
Basic-pro forma	$0.15	$0.13	$0.49	$0.38

Diluted-as reported	$0.15	$0.13	$0.49	$0.39
Diluted-pro forma	$0.14	$0.12	$0.47	$0.37

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

On May 2, 2003, the Company acquired a 50% ownership interest in the Salient companies.  Additionally, the Company acquired a 23.15% profits interest in the advisor to The Endowment Fund, a related entity.  The former owners of Salient and The Endowment Fund received cash payments totaling $1.75 million in May 2003.  In July 2004, the former owners of Salient and The Endowment Fund received cash payments of $250,000 upon the Company’s conversion of the 23.15% profits interest into a 23.15% ownership interest and may later receive up to 1,200,000 common shares of the Company based on profitability of Salient/PMT for the year ended December 31, 2004.  No additional consideration has been earned through September 30, 2004 as the calculation is based on the entire 2004 year; however, if the additional consideration was based on the profitability of Salient/PMT for the nine months ended September 30, 2004, the former owners of Salient and The Endowment Fund would have earned approximately 200,000 common shares of the Company.  The Salient companies and Pinnacle Management & Trust Company subsequently renamed Pinnacle Trust Co., LTA (“PMT”) were contributed to Salient Capital Management, which entity’s Class A limited partner units are jointly owned by the Company and the former owners of Salient.  Additionally, the Company received Class B limited partner units of Salient/PMT which, in the event of a liquidation or sale of Salient/PMT, entitles the Company to first receive proceeds, if any, equal to the net asset value of PMT as of May 2, 2003, (approximately $4.4 million) with the remaining proceeds to be divided equally among the owners of the Class A units.  The Salient companies provide investment advisory services to individuals and institutions.  The Endowment Fund is a diversified fund of funds using hedge fund managers that specialize in a variety of investment approaches.  The acquisitions were accounted for as a purchase, and accordingly, the financial information of the Salient companies and the advisor to The Endowment Fund has been included in the Company’s consolidated financial statements from May 2, 2003.  The purchase price of approximately $1.8 million exceeded the fair market value of identifiable net assets by approximately $1.7 million, which has been recorded as goodwill.  The Company uses the consolidation method to account for its investment in Salient/PMT.

3.              SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of September 30, 2004 were as follows:

	Owned	Sold, Not Yet Purchased
	(in thousands)
Marketable:
U.S. Government and agency	$7,588	$2,742
Corporate stocks	2,209	402
Corporate bonds and commercial paper	5,643	45
	15,440	3,189
Not readily marketable:
Partnerships	21,022	—
Corporate stocks and warrants	8,191	—
	$44,653	$3,189

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

4.              SECURITIES AVAILABLE FOR SALE

Securities available for sale at September 30, 2004 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. Government and agency obligations	$1,041	$6	$(4)	$1,043
Marketable equity securities	1,952	92	(274)	1,770
Corporate bonds	251	—	—	251
Partnerships	802	7	(6)	803
Total	$4,046	$105	$(284)	$3,867

The contractual maturities of debt securities available for sale at September 30, 2004, were as follows:

Due before 5 years	$998
Due after 25 years through 30 years	$296

Gross realized gains on sales of securities available for sale were $15,000 for the nine months ended September 30, 2004 and $36,000 for the nine months ended September 30, 2003.  Gross realized losses on securities available for sale were $1,000 for the nine months ended September 30, 2004 and $28,000 for the nine months ended September 30, 2003.

The Company has pledged securities valued at $250,000 to the bank commissioner of the state of Oklahoma to secure its performance of fiduciary duties for trust activities in that state.

5.              INCOME TAXES

                        The differences between the effective tax rate reflected in the income tax provision from operations and the statutory federal rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Tax computed using the statutory rate	$1,506	$1,219	$5,003	$3,864
State income taxes and other	248	64	821	614
Total	$1,754	$1,283	$5,824	$4,478

6.              COMMITMENTS AND CONTINGENCIES

There were no firm underwriting commitments open at September 30, 2004.

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

7.              EARNINGS PER COMMON SHARE

Basic and diluted earnings per-share computations for the periods indicated were as follows:

	Three Months Ended September 30,
	2004	2003
	(in thousands, except share and per share amounts)
Computation of basic and diluted income per common share for the three months ended September 30:
Net income	$2,675	$2,303
Weighted average number of common shares outstanding	17,640,293	17,179,476
Common shares issuable under stock option plan	1,059,027	1,056,694
Less shares assumed repurchased with proceeds	(486,864)	(566,201)
Weighted average common shares outstanding	18,212,456	17,669,969
Basic income per common share	$0.15	$0.13
Diluted income per common share	$0.15	$0.13

	Nine Months Ended September 30,
	2004	2003
	(in thousands, except share and per share amounts)
Computation of basic and diluted income per common share for the nine months ended September 30:
Net income	$8,892	$6,887
Weighted average number of common shares outstanding	17,542,678	17,047,891
Common shares issuable under stock option plan	1,059,027	1,051,693
Less shares assumed repurchased with proceeds	(470,693)	(523,724)
Weighted average common shares outstanding	18,131,012	17,575,860
Basic income per common share	$0.51	$0.40
Diluted income per common share	$0.49	$0.39

Outstanding stock options (45,000 for the three and nine months ended September 30, 2004; 50,000 for the three months ended September 30, 2003; and 55,000 for the nine months ended September 30, 2003) have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

8.              IMPAIRMENT OF GOODWILL

During the three months ended September 30, 2004, the Company recognized a goodwill impairment charge of $400,000 related to its investment in Brava Therapeutics.  The principal factors contributing to our decision to record the impairment charge relate to the uncertainty and timing of a proposed joint venture between Brava and another entity that would create a more viable platform for further development of Brava’s products and expertise.  SMHG has remaining goodwill of $400,000 related to its investment in Brava.

9.              BUSINESS SEGMENT INFORMATION

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

The Asset Management segment provides investment advisory, wealth and investment management, financial planning, and trust services to institutional and individual clients. It earns an advisory fee based on such factors as the amount of assets under management and the type of services provided. The asset management segment may also earn commission revenues from the sale of equity, fixed income, mutual fund, and annuity products; and sales credits from the distribution of investment banking issues. In addition, performance fees may be earned for exceeding performance benchmarks for the investment portfolios in the limited partnerships that we manage.

The Prime Brokerage segment provides trade execution, clearing, custody and other back-office services to hedge funds and other professional traders. Prime broker revenues consist of commissions and principal credits earned on equity, and fixed income transactions; interest income from securities lending services to customers; and net interest on customers’ margin loan and credit account balances.

The Investment Banking segment provides corporate securities underwriting, private financings and financial advisory services. The Company participates in corporate securities distributions as a manager, co-manager or member of an underwriting syndicate or of a selling group in public offerings managed by other underwriters. Fees earned for our role as an advisor, manager, or underwriter are included in the investment banking segment. Sales credits associated with the distribution of investment banking products are reported in Retail Brokerage, Institutional Brokerage or Asset Management depending on the relevant distribution channel.

The Corporate and Other segment includes realized and unrealized gains and losses on the Company’s investment portfolios and interest and dividends earned on our cash and securities positions. Unallocated corporate revenues and expenses are included in Corporate and Other.

The following summarizes certain financial information of each reportable business segment for the three and nine months ended September 30, 2004 and 2003, respectively.  SMHG does not analyze asset information in all business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues:
Retail brokerage	4,377	$2,974	$12,843	$9,438
Institutional brokerage	6,756	8,262	23,062	23,692
Asset management	8,122	4,110	21,754	12,209
Prime brokerage	5,153	5,711	14,984	17,959
Investment banking	2,692	1,294	11,664	6,591
Corporate and other	1,461	1,824	2,716	2,837
Total	$28,561	$24,175	$87,023	$72,726

Income (loss) before equity in income of limited partnerships, income taxes and minority interests:
Retail brokerage	$473	$199	$1,091	$402
Institutional brokerage	1,210	1,541	3,996	4,224
Asset management	3,232	1,074	7,580	3,749
Prime brokerage	856	955	2,485	3,240
Investment banking	884	476	5,477	3,261
Corporate and other	(2,261)	(924)	(7,393)	(5,642)
Total	$4,394	$3,321	$13,236	$9,234

Equity in income of limited partnerships:
Retail brokerage	$—	$—	$—	$—
Institutional brokerage	—	—	—	—
Asset management	624	221	3,386	2,778
Prime brokerage	—	—	—	—
Investment banking	—	—	—	—
Corporate and other	152	117	220	413
Total	$776	$338	$3,606	$3,191

Minority interests in net (income) loss of consolidated companies:
Retail brokerage	$—	$—	$—	$—
Institutional brokerage	—	—	—	—
Asset management	(747)	(73)	(2,146)	(1,060)
Prime brokerage	—	—	—	—
Investment banking	—	—	—	—
Corporate and other	6	—	20	—
Total	$(741)	$(73)	$(2,126)	$(1,060)

Income (loss) before income taxes:
Retail brokerage	$473	$199	$1,091	$402
Institutional brokerage	1,210	1,541	3,996	4,224
Asset management	3,109	1,222	8,820	5,467
Prime brokerage	856	955	2,485	3,240
Investment banking	884	476	5,477	3,261
Corporate and other	(2,103)	(807)	(7,153)	(5,229)
Total	$4,429	$3,586	$14,716	$11,365

10.       EMPLOYEE BENEFIT PLANS

Under its 1998 Incentive Plan, as amended, the Company has reserved 25% of the issued and outstanding Common Stock of the Company, or 4,000,000 shares of Common Stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan.  The Company had 1,243,684 shares of Common Stock available for grant under the Incentive Plan at September 30, 2004.

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

Certain summary information related to the CIP and restricted stock plans for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except shares)		(in thousands, except shares)

Number of shares issued	1,119	10,077	266,570	102,855
Value of shares issued	$13	$89	$3,265	$874
Additions to unearned compensation	4	1	1,690	58
Additions to notes receivable	—	85	1,566	813
Amortization of unearned compensation	266	191	726	671
Amortization of notes receivable	311	185	937	569

11.       RELATED PARTIES

The Company had receivables from related parties totaling $8.9 million at September 30, 2004, primarily consisting of $1.2 million of unpaid management fees earned by the Company for managing the limited partnerships and $7.6 million of notes receivable from employees, consultants and other related parties.

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

Components of Revenues and Expenses

Revenues.  Our revenues are comprised primarily of (1) commission revenue from retail, prime and institutional brokerage transactions, (2) fees from asset-based advisory and fiduciary services, (3) principal and agent transactions, (4) investment banking revenue from corporate finance fees, public and private offerings, mergers and acquisitions, merchant banking and (5) fees from asset management, financial planning and fiduciary services.  We also earn interest on the cash held and dividends received from the equity securities held by us for our corporate capital accounts and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses.  Our expenses consist of (1) employee compensation and benefits, (2) brokerage and clearing costs, and (3) other expenses.  Compensation and benefits have both a variable component based on revenue production and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives.  Retail and institutional commissions are based on a competitive commission schedule.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.  Compensation and benefits is our largest expense item and includes wages, salaries and benefits. During the third quarter of 2004, compensation and benefits represented 66% of total expenses, and 56% of total revenues, compared to 69% of total expenses, and 59% of total revenues during the comparable period in 2003.  During the first nine months of 2004, compensation and benefits represented 69% of total expenses, and 59% of total revenues compared to 69% of total expenses and 60% of total revenues during the comparable period in 2003.

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

Business Environment

Our financial services business is affected by general economic conditions. The improvement in the economy, as well as in the overall stock market has had a positive impact on underwriting fees derived from public offerings and advisory fees from private placements. During 2004, the increase in interest rates during the first nine months led to a decrease in residential loan refinancing, which had a negative impact on that portion of our business that derives its income from mortgage-backed fixed-income securities.  In the third quarter of 2004, stock trading volume declined significantly from the same period in 2003.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

FINANCIAL OVERVIEW

Total revenues were $28.6 million in the third quarter of 2004 compared to $24.2 million for the same quarter in 2003.  An increase in investment banking revenue and fiduciary, custodial and advisory fees was partially offset by a decline in revenues from fixed income institutional sales.  Total expenses for the 2004 period increased to $24.2 million from $20.9 million in the same quarter of the previous year.  Minority interests in net income of consolidated companies increased to $741,000 during the third quarter of 2004 from $73,000 during the third quarter of 2003.  Net income for the three month period ended September 30, 2004 increased to $2.7 million from $2.3 million in the same period in 2003.  Basic and diluted income per share was $0.15 for the three months ended September 30, 2004 compared to $0.13 for the same period in 2003.

Commissions revenue increased to $13.7 million in the third quarter of 2004 from $12.8 million in 2003, primarily due to higher trading volume in our retail brokerage division.  Principal transactions revenue totaled $2.0 million for the 2004 period versus $4.4 million in the third quarter of 2003.  Revenues from fixed income brokerage declined to $1.0 million during the third quarter of 2004 from $2.6 million during the comparable prior year quarter mainly due to a decline in residential loan refinancing.  Investment banking revenue increased to $5.8 million during the third quarter of 2004 from $3.0 million in the same period of 2003, principally due to an increase in fees earned from private placement transactions.  Revenues from fiduciary, custodial and advisory fees increased to $5.3 million in the third quarter of 2004 from $2.8 million in same quarter of 2003.  The acquisition of Charlotte Capital during the second quarter of 2004, the December 2003 start up of a new private equity fund managed by the Company with a focus on life sciences investments and growth in assets under management have contributed to the increase in revenues from advisory fees.  Interest and dividend income increased to $1.1 million in 2004 from $621,000 in the same period last year.  Interest income has increased due to higher margin interest reflecting an increase in margin balances.  Other income increased from $569,000 during 2003 to $715,000 during 2004, due to an increase in fees earned on the Company’s cash balances and customer credit balances at its clearing brokers resulting from higher deposit balances.

During the three months ended September 30, 2004, employee compensation and benefits increased to $16.0 million from $14.3 million in the same period last year due to the higher revenue during 2004.  Floor brokerage, exchange and clearance fees increased to $1.5 million in the third quarter of 2004 from $1.3 million in the same quarter of 2003 reflecting higher clearing and execution costs resulting from the larger trading volume attributable to retail brokerage services.  Communication and data processing costs increased to $1.8 million in 2004 from $1.4 million in the same period last year resulting from increased personnel and additional offices.  Occupancy costs totaled $1.8 million during the third quarter of 2004, compared to $1.3 million in the prior year quarter due to expansion of our New York City offices, the addition of Charlotte Capital in April 2004 and the Tulsa office of U.S. Bankcorp Piper Jaffray Inc., which was acquired in December 2003.  Other general and administrative expenses increased to $2.6 million during the third quarter of 2004 from $2.5 million in the third quarter of last year mainly due to our growth.

Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in the Company’s consolidated financial statements.  Income attributable to minority interests increased to $741,000 during the third quarter of 2004 from $73,000 during the third quarter of 2003, principally due to increased income from our share of the income of the limited partnerships managed by the Company and the second quarter 2004 acquisition of Charlotte Capital.

The effective tax rate from operations was 40% for the three months ended September 30, 2004 compared to 36% for the three months ended September 30, 2003.  The tax rate in the 2003 quarter is lower than that of the 2004 quarter due to adjustments recorded in the third quarter of 2003 to arrive at the appropriate effective tax rate for the nine months ended September 30, 2003.

RESULTS BY SEGMENT

Retail Brokerage

	Three Months Ended September 30,
	2004	2003
	(in thousands)

Revenues	$4,377	$2,974

Income before income taxes	$473	$199

Revenues from retail brokerage increased to $4.4 million from $3.0 million, and income before income taxes increased to $473,000 from $199,000. Commission revenue increased to $2.3 million from $1.7 million reflecting increased trading volume due to the additions of several new retail brokers and the Tulsa office in December 2003. Sales credits from investment banking transactions increased to $1.1 million from $425,000, due to an increase in fees earned from the Company’s participation in private placement transactions. Compensation expense increased to $3.1 million from $2.1 million due to the revenue increase.

Institutional Brokerage

	Three Months Ended September 30,
	2004	2003
	(in thousands)

Revenues	$6,756	$8,262

Income before income taxes	$1,210	$1,541

Revenues from institutional brokerage declined to $6.8 million from $8.3 million, and income before taxes declined to $1.2 million from $1.5 million.  Commission revenue declined to $5.2 million from $5.4 million due to a slowdown in institutional commission transactions. Sales credits from investment banking transactions declined to $916,000 from $1.1 million, due to a decline in fees earned from the Company’s participation in underwriting syndicates.  Principal transaction revenue declined to $587,000 from $1.7 million due to reduced trading volume from fixed income products relating to fewer residential home refinancings caused by higher interest rates.

Asset Management

	Three Months Ended September 30,
	2004	2003
	(in thousands)

Revenues	$8,122	$4,110

Income before income taxes	$3,109	$1,222

Revenues from asset management increased to $8.1 million from $4.1 million, and income before taxes increased to $3.1 million from $1.2 million. Fiduciary, custodial and advisory fees increased to $5.1 million from $2.5 million. The acquisition of Charlotte Capital in April 2004, growth in assets under management at Salient/PMT and Cummer/Moyers and the December 2003 startup of a new private equity fund managed by the Company with a focus on life sciences investments have contributed to the increase in revenues from advisory fees.  Sales credits from investment banking transactions increased to $1.0 million from $170,000 due to increases in fees earned from the Company’s participation in underwriting syndicates.  Compensation expense rose to $3.1 million from $1.8 million related to the higher revenues. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in the Company’s consolidated financial statements.  Income attributable to minority interests, which reduce SMHG’s pretax income, increased to $747,000 from $73,000, principally due to income from one of the limited partnerships, of which minority interests own 40%, and the addition of Charlotte Capital in April 2004, of which minority interests own 31%.

Prime Brokerage

	Three Months Ended September 30,
	2004	2003
	(in thousands)

Revenues	$5,153	$5,711

Income before income taxes	$856	$955

                        Revenues from prime brokerage declined to $5.2 million from $5.7 million, and income before taxes declined to $856,000 from $1.0 million. Commission revenue declined to $4.4 million from $4.6 million. Principal transactions revenues declined to $381,000 from $875,000 due to reduced trading volume from fixed income products. Compensation expense declined to $2.4 million from $2.9 million due to lower revenues.

Investment Banking

	Three Months Ended September 30,
	2004	2003
	(in thousands)

Revenues	$2,692	$1,294

Income before income taxes	$884	$476

Revenues from investment banking increased to $2.7 million from $1.3 million, and income before taxes increased to $884,000 from $476,000. The revenue increase is primarily due to increased revenues from private placement transactions during the third quarter of 2004.

Corporate and Other

	Three Months Ended September 30,
	2004	2003
	(in thousands)

Revenues	$1,461	$1,824

Loss before income taxes	$(2,103)	$(807)

Revenues from corporate and other declined to $1.5 million from $1.8 million, and the loss before taxes increased to $2.1 million from $807,000.  Compensation expense increased to $2.0 million from $1.7 million.  The change in value of our investments in limited partnerships resulted in a gain of $152,000 in 2004, compared to $117,000 during 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

FINANCIAL OVERVIEW

Total revenues increased to $87.0 million in the first nine months of 2004 from $72.7 million for the same period in 2003, principally due to increases in fiduciary, custodial and advisory fees and investment banking.  Total expenses for the same 2004 period increased to $73.8 million from $63.5 million in the same period of the previous year.  Equity in income of limited partnerships totaled $3.6 million during the first nine months of 2004 compared to $3.2 million during the first nine months of 2003.  Minority interests in net income of consolidated companies increased to $2.1 million during the first nine months of 2004 from $1.1 million during the first nine months of 2003.  Net income for the nine month period ended September 30, 2004 increased to $8.9 million from $6.9 million in the same period in 2003.  Basic income per share was $0.51 for the nine months ended September 30, 2004 compared to $0.40 for the same period in 2003.  Diluted income per share was $0.49 for the nine months ended September 30, 2004, compared to $0.39 for the same period in 2003.

Commissions revenue increased to $40.2 million in the first nine months of 2004 from $38.4 million in 2003, primarily as a result of increased trading volume in our retail brokerage division.  Principal transactions revenue totaled $5.5 million for the 2004 period versus $10.4 million in 2003.  Revenues from fixed income brokerage declined from $6.7 million during the first nine months of 2003 to $3.6 million during the first nine months of 2004 primarily from a decline in residential loan refinancings.  Investment banking revenue increased to $23.1 million during the first nine months of 2004 from $13.2 million in the same period of 2003, principally due to an increase in fees earned from private placement transactions.  Revenues from fiduciary, custodial and advisory fees increased to $13.6 million in 2004 from $7.0 million in 2003.  The acquisition of Charlotte Capital in April 2004, growth in assets under management at Salient/PMT and Cummer/Moyers, and the December 2003 startup of a new private equity fund managed by the Company with a focus on life sciences investments have contributed to the increase in revenues from fiduciary, custodial and advisory fees.  Interest and dividend income increased to $2.9 million in 2004 from $1.8 million in the same period last year.

During the nine months ended September 30, 2004, employee compensation and benefits increased to $51.0 million from $43.8 million in the same period last year, reflecting commissions and bonuses paid on increased revenues.  Floor brokerage, exchange and clearance fees declined to $4.1 million in the first three quarters of 2004 from $4.2 million in the same period of 2003 reflecting decreased clearing and execution costs resulting from the reduced trading volume attributable to prime brokerage services.  Communication and data processing costs increased to $5.3 million in 2004 from $4.1 million in the same period last year resulting primarily from increased personnel and additional offices.  Occupancy costs totaled $5.2 million during the first nine months of 2004, compared to $4.2 million in the prior year period.  Other general and administrative expenses increased to $7.8 million during the first nine months of 2004 from $7.2 million in the first nine months of last year mainly due to our growth.

The effective tax rate from operations was 40% for the nine months ended September 30, 2004 compared to 39% for the nine months ended September 30, 2003.

RESULTS BY SEGMENT

Retail Brokerage

	Nine Months Ended September 30,
	2004	2003
	(in thousands)

Revenues	$12,843	$9,438

Income before income taxes	$1,091	$402

Revenues from retail brokerage increased to $12.8 million from $9.4 million, and income before income taxes increased to $1.1 million from $402,000. Commission revenue increased to $7.1 million from $4.3 million reflecting increased trading volume due to the additions of several new retail brokers and the Tulsa office in December 2003. Compensation expense increased to $9.2 million from $7.2 million due to the revenue increase.

Institutional Brokerage

	Nine Months Ended September 30,
	2004	2003
	(in thousands)

Revenues	$23,062	$23,692

Income before income taxes	$3,996	$4,224

Revenues from institutional brokerage declined to $23.1 million from $23.7 million, and income before taxes decreased to $4.0 million from $4.2 million. Sales credits from investment banking transactions increased to $5.5 million from $3.2 million due to increases in fees earned from (i) the Company’s participation in underwriting syndicates and (ii) private placement transactions. Principal transaction revenue declined to $2.0 million from $4.1 million due to reduced trading volume from fixed income products relating to fewer residential home refinancings caused by higher interest rates. Compensation expense declined to $14.8 million from $15.1 million due to the lower revenues.

Asset Management

	Nine Months Ended September 30,
	2004	2003
	(in thousands)

Revenues	$21,754	$12,209

Income before income taxes	$8,820	$5,467

Revenues from asset management increased to $21.8 million from $12.2 million, and income before taxes increased to $8.8 million from $5.5 million. Fiduciary, custodial and advisory fees increased to $12.6 million from $6.5 million. The acquisition of Charlotte Capital in April 2004, growth in assets under management at Salient/PMT and Cummer/Moyers, and the December 2003 startup of a new private equity fund managed by the Company with a focus on life sciences investments have contributed to the increase in revenues from advisory fees. Compensation expense rose to $9.1 million from $6.2 million related to the higher revenues.  Income attributable to minority interests, which reduce SMHG’s pretax income, increased to $2.1 million from $1.1 million, principally due to income from one of the limited partnerships, of which minority interests own 40%, and the addition of Charlotte Capital in April 2004, of which minority interests own 31%.

Prime Brokerage

	Nine Months Ended September 30,
	2004	2003
	(in thousands)

Revenues	$14,984	$17,959

Income before income taxes	$2,485	$3,240

Revenues from prime brokerage declined to $15.0 million from $18.0 million, and income before taxes declined to $2.5 million from $3.2 million. Commission revenue declined to $12.6 million from $14.4 million reflecting the loss of assets managed by one of our prime brokerage clients during the first half of 2004.  That loss has been replaced with new customers who are expected to begin trading through the Company during the second half of 2004. Principal transactions revenues declined to $1.4 million from $2.7 million due to reduced trading volume from fixed income products. Compensation expense declined to $7.3 million from $8.6 million due to lower revenues.

Investment Banking

	Nine Months Ended September 30,
	2004	2003
	(in thousands)

Revenues	$11,664	$6,591

Income before income taxes	$5,477	$3,261

Revenues from investment banking increased to $11.7 million from $6.6 million, and income before taxes rose to $5.5 million from $3.3 million. The revenue increase is primarily due to an increase in revenues from private placement transactions, as well as an increase in advisory, underwriting and management fees due to the Company’s participation in these private placements. Compensation expense increased to $4.8 million from $3.0 million due to the revenue increase.

Corporate and Other

	Nine Months Ended September 30,
	2004	2003
	(in thousands)

Revenues	$2,716	$2,837

Loss before income taxes	$(7,153)	$(5,229)

Revenues from corporate and other decreased to $2.7 million from $2.8 million, and the loss before taxes increased to $7.2 million from $5.2 million. Compensation expense increased to $5.8 million from $4.7 million, primarily due to bonus expense related to the increased consolidated income. The change in value of our investments in limited partnerships resulted in income of $220,000 in 2004, compared to $413,000 during 2003.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold.

At September 30, 2004, we had approximately $17.4 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 26% of our total assets at the end of the third quarter.

For the nine months ended September 30, 2004, net cash used in operations totaled $4.8 million versus $2.8 million during the first nine months of 2003.  Receivables increased by $4.5 million, primarily due to the addition of a secured receivable that the Company expects to convert into an investment during the second half of 2004, as well as an increase in receivables from customers due to the increase in revenues.  Securities owned increased by $12.3 million, of which $3.6 million represents equity in income of limited partnerships.  The remainder of the increase in securities owned is primarily due to an increase in the value of investments in public equity and fixed income securities and in limited partnerships.  The increase of $2.9 million in securities sold, not yet purchased consist primarily of securities sold short to hedge against similar positions recorded as securities owned.  Accounts payable and accrued liabilities declined by $4.7 million during the nine months ended September 30, 2004, primarily due to the payment of accrued compensation during the first quarter of 2004.

Capital expenditures for the first nine months of 2004 were $4.7 million, mainly for the purchase of furniture and computer equipment and software, as well as for leasehold improvements, necessary for our growth.  During the first nine months of 2004, we reacquired 15,399 of our common shares at a total cost of approximately $183,000.  Dividends paid to shareholders totaled $1.3 million during the first nine months of 2004.

At September 30, 2004, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Management believes the unrealized losses are temporary at September 30, 2004.  However, a write-down accounted for as a realized loss may be necessary in the future.

The Company’s trading equity and debt securities are marked to market on a daily basis.  At September 30, 2004, the Company’s trading equity and debt securities were recorded at a fair value of approximately $15.4 million.  These trading equity and debt securities are subject to equity price risk.  This risk would amount to approximately $1.5 million based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity and debt securities.  The actual equity price risk related to the trading equity and debt securities may differ substantially.

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
3.2

Amended and Restated Bylaws of the Company as amended through August 3, 2004 (filed as Exhibit 3.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004 (File No. 000-30066) and incorporated herein by reference.)

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

Date:                   November 8, 2004