Form 10-K
period 2004-12-31
SANDERS MORRIS HARRIS GROUP INC
filed 2005-03-15
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004, OR

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
Common Stock, $0.01 par value per share
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

The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant at June 30, 2004 was $185 million.  For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 4, 2005, the registrant had 18,312,357 outstanding shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference into Part III of this Report.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

INDEX

PART I.

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III.

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

PART I.

Item 1.  Business

General

Sanders Morris Harris Group Inc., a Texas corporation formed in 1998 (“SMHG” or “the Company”), provides a broad range of financial and other professional services through its operating subsidiaries.  Our financial and other professional services include institutional, prime and retail brokerage, principal trading, investment banking, merchant banking, financial advisory, trust related services, investment management, financial planning and sports representation and management.  We serve a diverse group of institutional, corporate and individual clients.

On April 1, 2004, the Company acquired a 69% interest in Charlotte Capital.  Employees of Charlotte Capital retained a 31% ownership interest in the firm.  Charlotte Capital, based in Charlotte, North Carolina, manages assets for institutional investors in small cap value and small/mid cap value styles.

On November 23, 2004, the Company acquired a 50% interest in Select Sports Group (“SSG”), a sports representation and management services firm based in Houston, Texas.

The historical financial information contained in this document includes the results of operations and financial position of our current businesses from the dates of acquisition, except for our discontinued businesses.

Business Strategy

Our business strategy is to (1) increase our investment management business; (2) increase our capital markets activities; (3) improve the profitability of our brokerage operations;  (4) enhance the range of financial services we offer our clients; and (5) supplement internal growth with strategic acquisitions.  We believe certain cross-selling opportunities exist among the financial services firms, and certain unquantified potential operating efficiencies are also available.  The principal elements of our business strategy are:

•                  Increase Investment Management Business.  We intend to grow through expansion of our investment management business, including prime brokerage and related services by improving the interface between our investment management operations and our various subsidiaries, and by increasing the assets under our management through acquisitions and internal growth.

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

•                  Improve Profitability of Brokerage Operations.  We intend to improve the profitability of our brokerage operations primarily by hiring additional experienced and productive financial advisors and by providing our financial advisors with specialized training as well as investment programs, information systems, support and access to the services of each of our financial services entities.

•                  Enhance Range of Financial Services.  We seek to provide excellent investment advice suited to each client.  To that end, our financial services subsidiaries have traditionally sought to attract and retain clients by offering a high level of personal service.  We intend to increase that commitment by providing our clients with advanced account and investment information systems, flexibility in determining appropriate fee schedules for certain services based upon the level of client needs and an array of investment and financial planning services.

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

Services

We provide our financial and other professional services through our operating subsidiaries – Sanders Morris Harris Inc., Salient Capital Management, SMH Capital Advisors, Charlotte Capital, and Select Sports Group.  The services offered by each of these entities are described below.

Sanders Morris Harris Inc. , “SMH”

General.  SMH provides a range of financial services including retail, institutional and prime brokerage, investment research, investment banking, merchant banking and market making.  Additionally, SMH has organized and holds an interest in a number of proprietary funds that invest primarily in small to medium capitalization companies in a number of industries.

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

We employ Series 7-licensed retail brokers who average over 15 years experience in the securities brokerage business.  Additional Series 7-licensed retail brokers are affiliated with the Company through our Sanders Morris Harris Partners division.  We generally do not hire inexperienced brokers or trainees to work as retail brokers.    We believe we can attract and retain experienced brokers by providing them with a high level of support, a corporate culture that encourages performance, employee stock ownership, advanced technologies, competitive compensation packages and the opportunity for them and their clients to participate in private placements and public offerings of securities that we manage or underwrite.  We have several inter-related supervisory, compliance, and regulatory checks designed to minimize the possibility of significant infractions.  These programs are supplemented by ongoing compliance training.  Our compliance department supplements line management’s oversight of our financial advisors.

Institutional Brokerage.  Our institutional stock brokerage strategy is to provide equity research coverage and trading services focused on companies with a presence in the United States.  Our clients are a broad array of institutions throughout North America, Europe and Asia.  Areas of concentration include financial services, life sciences, oil and gas exploration and production, oilfield services, pipelines, entertainment and media, retailing and technology.  We provide our institutional clients with research and execution trading services in both exchange-listed equity securities and equity securities quoted on Nasdaq.  We also distribute to institutional clients equity securities from offerings that we co-manage or underwrite.  Our institutional clients include banks, retirement funds, mutual funds, endowments, investment advisors and insurance companies.  We perform institutional brokerage services from offices in Houston, New York, Los Angeles and San Francisco.

Investment Research.  We use our proprietary equity research analysis to drive or assist a large portion of our business.  This analysis is based on economic fundamentals, using tools such as price-to-earnings multiples, price-to-book value comparisons, both absolute and relative to historic norms, and our research department’s own earnings forecasts.  We intend to rely primarily on our own research rather than on research products purchased from outside research organizations.  All our research contains clear disclosure of possible conflicts and limitations.

Prime Brokerage.  The brokerage industry has developed a service known as prime brokerage in which a professional investor, usually a hedge fund,  maintains a cash or margin account with a prime broker which provides trade execution, clearing, bookkeeping, reporting, custodial, securities borrowing, financing, research and fund raising services.  We also maintain several proprietary trading accounts.  We share in the profits or losses of these accounts and receive the commission generated in them.  The accounts are designed to diversify the risks, thus limiting potential losses or gains.

Fixed Income Department.  Through our fixed income division, we provide brokerage and principal trading services to institutional clients relating primarily to fixed-income securities, such as municipal securities, U.S. government and agency securities, mortgage-related securities, including those issued through Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corp., and corporate investment-grade and high-yield bonds.  Commissions are charged on all institutional securities transactions based on rates formulated by SMH.  These services are available to institutional clients of our financial advisors.

Rather than trading a wide variety of securities in direct competition with Wall Street firms, we have developed a niche strategy to trade primary U.S. government securities, certain mortgage related securities and collateralized mortgage obligations.  In our trading activities, we generally deal with institutional clients.  We buy and sell round-lot and odd-lot positions, and act as market-maker in those positions.  Many of our counterparties in these transactions are other broker-dealers.

We are also active as a secondary market broker for residential, consumer and commercial loans, and derive revenue from the placement of mortgage loans and servicing.

Investment Banking and Underwriting Activities.  Our investment banking strategy is to build a balanced mix of corporate securities underwriting, private financings and financial advisory services.  We focus on middle market companies.  We believe the number and dollar amount of underwritings and private placements in which we participate will contribute significantly to increased public and industry awareness of our company, and will result in increased demand for our investment banking and corporate advisory services.

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

Proprietary Funds.  SMH has organized a number of private equity funds for the purpose of purchasing, selling and investing in securities, primarily in equity or equity-linked securities, interest-bearing debt securities and debt securities convertible into common stock.  We invest primarily in small to medium capitalization companies, both public and private, that we believe are either significantly undervalued relative to their growth potential, or that have substantial prospects for capital growth.   Companies in which we invest belong to a number of industries, including environmental, industrial services, healthcare, technology, medical, life sciences, energy and others.

We hold an interest in these funds and also earn management fees ranging from 1% to 2% per annum of total commitments, net assets or capital contributions during the investment period of the fund.  We also receive incentive compensation ranging from 10% to 20% of the limited partnership profit above specified hurdle rates.  We have agreed to compensate the managers of these funds and employees designated by the managers through a combination of salaries and incentives based on the profitability of the funds.  We account for our interests in all of these funds using the equity method, which approximates fair value.

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

Market Making.  We make markets, buying and selling as principal, in securities quoted on Nasdaq or in the over-the-counter markets.  In lieu of commissions, we generate revenue in return for the risk we assume based on the markup or markdown of each transaction.  Principal transactions with clients are generally effected at a net price within or equal to the current interdealer price plus or minus a markup or markdown.  The trading department’s objective is to facilitate sales to clients and to other dealers, not to generate profits based on trading for our proprietary account.

Revenues from principal transactions depend on the general trend of prices and the level of activity in the securities market, employee skill in market-making activities and inventory size.  Trading activities carried out as a principal require a commitment of capital, and create an opportunity for profit and risk of loss due to market fluctuations.  At December 31, 2004, we made markets in the common stock or equity securities of 131 companies that were quoted on Nasdaq and in the over-the-counter market.

The level of positions carried in our market making accounts fluctuates significantly depending on the firm’s assessment of economic and market conditions, the allocation of capital among various stocks, client demand, underwriting commitments and market trading volume.  The aggregate value of our inventories is limited by certain net capital requirements under the Exchange Act.

We have established procedures designed to reduce the systemic risks of our market making activities.  Our trading inventory positions and profit and loss statements are reviewed daily by senior management of SMH and quarterly by its board of directors.  However, these procedures may not prevent losses, which could have a material adverse effect on SMH’s business, financial condition, results of operations or cash flows.

Financial Planning.  We provide specialized financial services and products to high net-worth individuals and institutions through our affiliation with a select group of independent registered representatives.  The services provided by this division, which we call Sanders Morris Harris Partners (“SMHP”), include investment management, estate planning and retirement planning.  The financial planners who affiliate with us are able to offer their clients a broad range of new investment opportunities through several exclusive investment programs offered by SMH, Salient Capital Management, and SMH Capital Advisors.

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

Proprietary Funds.  Salient/PMT has organized several private equity funds for the purpose of purchasing, selling and investing in securities.  These funds often use professional investment managers selected by Salient/PMT based on performance, investment style and focus, and other criteria.

The Endowment Fund (“TEF”) is 23.15% owned by SMHG with the balance owned by the former owners of Salient and The Endowment Fund.  TEF has approximately $300 million in assets under management using a variety of investment approaches.

Trust, Investment Management and Related Services.  Through Pinnacle Trust Co., LTA (“PMT”), we provide a variety of trust services, including investment management, estate settlement, retirement planning, mineral interest management, real estate, and other administrative services, such as custody of assets and record keeping.  We meet with each client to develop investment management strategies that are consistent with the client’s needs and investment objectives.  Consideration is given to the client’s financial and investment objectives, risk tolerance, investment restrictions and time horizon.  We believe this total investment management approach provides clients with increased diversification, reduced risk and greater control over their portfolios.

We license trust accounting software that provides our clients with many additional benefits, including flexible statement packages and access to account information on the Internet through a link established between Salient/PMT’s “home page” and the licensor of the software’s database.

Salient/PMT’s revenues are derived from both transactional commissioned-based arrangements and investment management and fiduciary fees based on a percentage of assets under administration.  At December 31, 2004, PMT had approximately $755 million of assets under administration.  The management fee charged is based on rate schedules that are changed from time to time.  Rates vary depending on the services being provided and the amount of assets involved.

SMH Capital Advisors, “SMCA”

Investment Management Services.  Through SMCA, we provide several different investment management services to investors who prefer managed accounts as a major part of their investment portfolios.  The portfolios are tailored to each client’s financial and investment objectives, with a risk tolerance profile that can range from maximum potential yield to maximum potential security.  Through the Douglas-Noyes division of SMCA we provide investment management portfolios concentrated in mid and large cap equities with a potential for growth.  Our SMCA division in Ft. Worth invests primarily in fixed income securities, mainly high yield bonds.  Our revenues are derived primarily from investment management and fiduciary fees based on a percentage of assets under administration.

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

Charlotte Capital

Investment Management Services.  Through Charlotte Capital, we provide investment management services to institutional investors using small cap value and small/mid cap value styles.  The investment team follows a structured investment process built on fundamental, independent research and pursues a deep absolute value investment style.  Its process begins with a series of quantitative screens using fundamental analysis that focuses on management motivation, growth catalysts and intrinsic value.  Portfolios are fully diversified and sector exposure is limited.

Select Sports Group, “SSG”

Sports Management.   SSG provides sports representation and management services to professional athletes in contract negotiation, marketing and endorsements, public relations, legal counseling and related areas.  SSG receives fees from its athlete clients for the representation and management services provided.

Investment Advisory Services.  SSG clients have access to SMHG’s investment programs in the areas of stocks, bonds, private equity and specialized investment vehicles.  Additionally, SMHG provides a deal-screening program that reviews the numerous investment opportunities offered to professional athletes, and combines the best deals into a fund that is made available to other athletes who wish to participate.  SMHG owns 50% of SSG.

For financial information with respect to our business segments, see Note 19 to the Consolidated Financial Statements.

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

Our investment advisory and financial planning subsidiary, SMCA, provides investment management and financial planning services to clients consisting mainly of mid to high net worth investors.

SSG provides services to professional athletes, principally professional football players.

Marketing

The marketing efforts of SMH are conducted throughout SMH’s 12 offices and through its independent registered representatives who affiliate with SMH through its SMHP division.  SMH targets its client groups through mailings, telephone calls, in-person presentations and firm-sponsored workshops.  Due to the nature of our business, our regional name recognition and the reputation of our management, business is obtained through referrals from other investment bankers or initiated directly by the client, as well as through senior level calling programs.

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

Charlotte Capital markets its services to institutional clients through direct calls on plan sponsors, consulting firms and intermediates.

We believe cross-selling opportunities exist among our various subsidiaries based on the relationships developed by the individual companies.

Existing and potential clients can also gain a variety of information about our firm and the services we provide through our internet websites at www.smhgroup.com; www.smhhou.com; www.salientpartners.com; www.smhpartners.com; www.pinnacletrust.com;  www.cummermoyers.com and www.kissingernet.com.

Relationship with Clearing Brokers

Our broker-dealer subsidiary uses the services of clearing brokers.  Currently, we clear transactions, and carry accounts for clients, primarily through Pershing LLC, a member of BNY Securities Group and a subsidiary of The Bank of New York, under a fully disclosed clearing arrangement.  Pershing serves as clearing broker in most transactions; however, we also use other clearing brokers.  These clearing brokers also provide us with information necessary to generate commission runs, transaction summaries and data feeds for various reports, including compliance and risk management, execution reports, trade confirmations, monthly account statements, cashiering functions and handling of margin accounts.  We believe these arrangements produce clearing costs that are competitive within the industry.

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

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our internet website, www.smhgroup.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

Effects of an Improvement in the Overall Stock Market

Our financial service business is affected by general economic conditions.  The improvement in the economy, as well as in the overall stock market has had a positive impact on our equity commission revenues and on underwriting fees derived from public offerings.  During 2004, the increase in interest rates caused a decrease in residential loan refinancing, which had a negative impact on that portion of our business that derives its income from fixed-income securities.  We believe that a stronger economy will be favorable to our equity business.

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

We compete directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, dealers, and other investment banking firms, investment advisors and commercial banks.  We also compete for investment management and fiduciary services with commercial banks, private trust companies, mutual fund companies, insurance companies and others.  The financial services industry has become considerably more concentrated as many securities firms have either ceased operations or been acquired by or merged into other firms.  Many of these larger firms have significantly greater financial and other resources than we do and can offer their customers more product offerings, lower pricing, broader research capabilities, access to international markets and other products and services we do not offer, which may give these firms a competitive advantage over us.

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

As a registered investment advisor under the Investment Advisers Act of 1940, the Company is subject to the requirements of regulations under both the Investment Advisers Act and certain state securities laws and regulations.  Such requirements relate to, among other things, (1) limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, (2) record-keeping and reporting requirements, (3) disclosure requirements, (4) limitations on principal transactions between an advisor or its affiliates and advisory clients, and (5) general anti-fraud prohibitions.

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

Employees

At December 31, 2004, we had 354 employees.  Of these, 56 were engaged in retail brokerage, 45 in institutional sales and trading, 13 in fixed income sales, 45 in investment banking, 19 in securities analysis and research, 34 in prime brokerage, 33 in financial advisory and trust services, 16 in financial planning, 38 in investment management, seven in systems development and 48 in accounting, administration and support operations.  None of our employees are subject to collective bargaining agreements.  We believe our relations with our employees generally are good.

Risk Factors

An investment in our common stock entails a significant degree of risk and, therefore, should be undertaken only by investors capable of evaluating the merits and risks of an investment and capable of bearing the risk that such an investment represents.  You should carefully consider the following factors before making a decision to invest in our common stock.  The following list is not a complete list of all risks involved.

Risks relating to the nature of the financial services business.

The securities brokerage, investment banking, financial advice, and asset management industries are  highly competitive. If we are not able to compete successfully against current and future competitors, our business and results of operation will be adversely affected.

The markets for our financial services and securities businesses are highly competitive. The principal competitive factors influencing our financial services businesses are:

•                  professional staff,

•                  reputation in the marketplace,

•                  existing client relationships,

•                    ability to commit capital to client transactions, and

•                    mix of market capabilities.

Our ability to compete effectively in our securities brokerage and investment banking activities is also influenced by the adequacy of our capital levels and by our ability to raise additional capital.

We compete directly with numerous other national and regional full service broker-dealers and, to a lesser extent, with discount brokers; investment banking firms; investment advisers; and securities subsidiaries of major commercial bank holding companies. We also compete for asset management and fiduciary services with commercial banks, private trust companies, mutual funds, insurance companies, financial planning firms, venture capital funds, private equity funds, and other asset managers.  Many of our competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of distribution outlets for their products. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. In addition, some competitors have much more extensive investment banking activities than we do and, therefore, may possess a relative advantage in accessing deal flow and capital.

Increased pressure created by current or future competitors, or by our competitors collectively, could materially and adversely affect our business and results of operations. Increased competition may result in reduced revenue and loss of market share. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that also could materially and adversely affect our business and results of operations. We cannot assure you that we will be able to compete successfully against current and future competitors. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on us.

Competition also extends to the hiring and retention of highly skilled employees.  A competitor may be successful in hiring away an employee or group of employees, which may result in our losing business formerly serviced by such employee or employees.  Such competition can also raise our costs of hiring and retaining the key employees we need to effectively execute our business plan.

We may experience reduced revenue due to downturns or disruptions in the securities markets that reduce market volumes, securities prices, and liquidity, which can also cause counterparties to fail to perform.

The securities business is, by its nature, subject to significant risks, particularly in volatile or illiquid markets, including:

•                  the risk of trading losses,

•                  losses resulting from the ownership or underwriting of securities,

•                  counterparty failure to meet commitments,

•                  customer fraud,

•                  employee fraud,

•                  issuer fraud,

•                  errors and misconduct,

•                  failure in connection with the processing of securities transactions,

•                  and litigation.

As an investment banking and securities firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could adversely affect our business in many ways. The securities business is directly affected by many factors, including economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, currency values, inflation, market conditions, the availability and cost of short-term and long-term funding and capital, the credit capacity or perceived creditworthiness of the securities industry in the marketplace and the level and volatility of interest rates. These and other factors can contribute to lower price levels for securities and illiquid markets.

A market downturn could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads. Unfavorable financial or economic conditions would likely reduce the number and size of transactions in which we provide underwriting, financial advisory, and other services.  Our corporate finance revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. Lower price levels of securities may result in reduced management fees calculated as a percentage of assets managed. In periods of low volume or price levels, profitability is further adversely affected because certain of our expenses remain relatively fixed.

Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, which could make it difficult for us to sell securities, hedge securities positions, and invest funds under management, as well as increases in claims and litigation, including arbitration claims from customers. In such markets, we may incur reduced revenue or losses in our principal trading, market making, investment banking, and advisory services activities.

We are also subject to risks inherent in extending credit to the extent our clearing brokers permit our customers to purchase securities on margin. The margin risk increases during rapidly declining markets when collateral values may fall below the amount our customer owes us. Any resulting losses could adversely affect our business, financial condition, and operating results.

There are market, credit, and liquidity risks associated with our market making, principal trading, arbitrage, and underwriting activities. We may experience significant losses if the value of our marketable security positions deteriorates.

We conduct securities trading, market making, and investment activities for our own account, which subjects our capital to significant risks. These activities often involve the purchase, sale, or short sale of securities as principal in markets that are characterized as relatively illiquid or that may be particularly susceptible to rapid fluctuations in liquidity and price. These market conditions could limit our resale of purchased securities or the repurchase of securities sold short. These risks involve market, credit, counterparty, and liquidity risks, which could result in losses for us. Market risk relates to the risk of fluctuating values and the ability of third parties to whom we have extended credit to repay us. Counterparty risk relates to whether a counter party on a transaction will fulfill its contractual obligations, which may include delivery of securities or payment of funds. Liquidity risk relates to our inability to liquidate assets or redirect illiquid investments.

In our underwriting and merchant banking, asset management, and other activities, we may have large position concentrations in securities of, or commitments to, a single issuer or issuers engaged in a specific industry. As an underwriter, we may incur losses if we are unable to resell the securities we committed to purchase or if we are forced to liquidate our commitment at less than the agreed purchase price. Also, the trend, for competitive and other reasons, toward larger commitments on the part of lead underwriters means that, from time to time, as an underwriter (including a co-manager), we may retain significant position concentrations in individual securities. These concentrations increase our exposure to specific credit and market risks.

Our business is dependent on the services of skilled professionals  and may suffer if we lose the services of our executive officers or other skilled professionals.

We depend on the continuing efforts of our executive officers and senior management. That dependence may be intensified by our decentralized operating strategy. If executive officers or members of senior management leave us, until we attract and retain qualified replacements, our business or prospects could be adversely affected.

We derive our financial services revenues from the efforts of senior management and retail investment executives, and research, investment banking, retail and institutional sales, trading, asset management, and administrative professionals. Our future success depends, in a large part, on our ability to attract, recruit, and retain qualified financial services professionals. Demand for these professionals is high and their qualifications make them particularly mobile. These circumstances have led to escalating compensation packages in the industry. Up front payments, increased payouts, and guaranteed contracts have made recruiting these professionals more difficult and can lead to departures by current employees. From time to time we have experienced, and we may in the future experience, losses of sales and trading, research, and investment banking professionals and difficulty in hiring and retaining highly skilled employees. Departures can also cause client defections due to close relationships between clients and the professionals. If we are unable to retain our key employees or attract, recruit, integrate, or retain other skilled professionals in the future, our business could suffer.

We generally do not have employment agreements with our employees or senior executive officers. We attempt to retain our employees with incentives such as the issuance of stock subject to continued employment. These incentives, however, may be insufficient in light of increasing competition for experienced professionals in the securities industry, particularly if our stock price declines or fails to appreciate sufficiently to be a competitive source of a portion of a professionals compensation.

Litigation and potential securities laws liabilities may adversely affect our business and may, in turn, negatively affect the market price of our common stock.

Many aspects of our business involve substantial risks of liability, litigation, and arbitration, which could adversely affect us. In the normal course of business, we have been and may be named as defendants or co-defendants in civil litigation and arbitration proceedings arising from our business activities as a broker-dealer. Some of these risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities and other transactions, potential liability for the advice we provide to participants in corporate transactions, and disputes over the terms and conditions of complex trading arrangements.  These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.  The plaintiffs in litigation or arbitration may allege misconduct by our investment executives, claiming, for example, that investments sold by them were unsuitable for the plaintiffs’ portfolios, or that they engaged in excessive trading in the plaintiffs’ accounts. Though we have not historically incurred material liability for these problems, we are not immune to them and substantial liabilities from these matters could occur. Substantial legal liability against us could have a material financial effect or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

In recent years, there has been a substantial amount of litigation involving the securities brokerage industry, including class action lawsuits seeking substantial damages and other suits seeking punitive damages. Companies engaged in the underwriting of securities, as we are, are subject to substantial potential liability, including for material misstatements or omissions in prospectuses and other communications in underwritten offerings of securities or statements made by securities analysts. These liabilities can arise under federal securities laws, similar state statutes, and common law doctrines. The risk of liability may be higher for an underwriter that, like us, is active in the underwriting of securities offerings for emerging and middle-market companies, because of the higher degree of risk and volatility associated with the securities of these companies. The defense of these or any other lawsuits or arbitration proceeding may divert the efforts and attention of our management and staff, and we may incur significant legal expense in defending litigation or arbitration proceedings.

We are highly dependent on proprietary and third party systems, so systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock.  Operational risks may disrupt our business, result in regulatory action against us, or limit our growth.

Our business is highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets, and the transactions we process have become increasingly complex. Consequently, we rely heavily on our communications and financial, accounting, and other data processing systems, including systems provided by out clearing brokers and service providers. We face operational risk arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated, or accounted.

If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention, or reputational damage. Any failure or interruption of our systems, the systems of our clearing broker, or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. In addition, our clearing brokers provide our principal disaster recovery system. We cannot assure you that we or our clearing brokers will not suffer any systems failures or interruption, including ones caused by earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war, or otherwise, or that our or our clearing brokers’ back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business.

Risks related to the regulation of our business

Our securities broker-dealer, investment adviser, trust company, and athlete management subsidiaries are subject to substantial regulations. If we fail to comply with these regulations, our business will be adversely affected.

Our businesses are subject to extensive regulation under both federal and state laws. Sanders Morris Harris Inc. is registered as a broker-dealer with the SEC and National Association of Securities Dealers, Inc., or NASD; SMH Capital Advisers Inc., Salient Capital Management, LLC, and Charlotte Capital, LLC are registered with the SEC as investment advisers; and Pinnacle Trust Co. LTA, is licensed as a trust company by the Texas Banking Commissioner. In addition, all of the agents and contract advisors employed by Select Sports Group Holdings, LLC must be certified by the National Football League Players Association.

The SEC is the federal agency responsible for the administration of federal securities laws.  In addition, self-regulatory organizations, principally the NASD, NASD Regulation, Inc., and the securities exchanges, are actively involved in the regulation of broker-dealers.  We are also subject to regulation by state securities commissions in those states in which we do business. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, record-keeping, and the conduct of directors, officers, and employees.

The SEC, NASD, other self-regulatory organizations, and state securities commissions may conduct administrative proceedings that can result in:

•                  censure, fines, or civil penalties;

•                  issuance of cease-and-desist orders;

•                  deregistration, suspension, expulsion of a broker-dealer or investment adviser;

•                  suspension or disqualification of the broker-dealer’s officers or employees; or

•                  other adverse consequences.

The imposition of any penalties or orders against us could have a material adverse effect on our operating results and financial condition. Investment banking and brokerage businesses have recently come under scrutiny at both the state and federal level and the cost of compliance and the potential liability for non-compliance has increased as a result.

Our financial services businesses may be materially affected not only by regulations applicable to our subsidiaries as financial market intermediaries, but also by regulations of general application. For example, the volume of our underwriting, merger and acquisition, and principal investment business in a given period could be affected by existing and proposed tax legislation, antitrust policy, and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board), and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Our trust subsidiary, Pinnacle Trust Co. LTA, is subject to the Texas Trust Company Act, the rules and regulations under that act, and supervision by the Texas Banking Commissioner. These laws are intended primarily for the protection of Pinnacle Trust’s clients, not its equity owners.

The regulatory environment in which we operate is also subject to change. Our business may be adversely affected as a result of new or revised legislation, changes in rules promulgated by the SEC, NASD, and other self-regulatory organizations. We may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC and NASD.

Our ability to comply with laws and rules relating to our financial services business depends in large part upon maintaining a system to monitor compliance, and our ability to attract and retain qualified compliance personnel. Although we believe we are in material compliance with these laws and regulations, we may not be able to comply in the future. Any noncompliance could have a material adverse effect on our business.

In addition, each agent and contract advisor employed by our athlete management and sports marketing affiliate, Select Sports Group Holdings, LLC,  is subject to certification by the National Football League Players Association, or NFLPA, and must comply with the regulations and code of conduct of the NFLPA applicable to agents and contract advisors. The failure of an agent or contract advisor to comply with the applicable regulations and code of conduct could result in the suspension or revocation of the agent’s certification, which would preclude the agent from representing any athletes in contract negotiations and could have a material adverse effect on our athlete management and sports marketing business.

The business operations of Sanders Morris Harris Inc. and Pinnacle Trust Co. LTA may face limitations due to net capital requirements.

As a registered broker-dealer, Sanders Morris Harris Inc. is subject to the net capital rules administered by the SEC and NASD. These rules, which specify minimum net capital requirements for registered broker-dealers and NASD members, are designed to assure that broker-dealers maintain adequate net capital in relation to their liabilities and the size of their customers’ business. These requirements have the effect of requiring that a substantial portion of a broker-dealer’s assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies. Compliance with these net capital rules could limit operations that require extensive capital, such as underwriting or trading activities. Additionally, our trust subsidiary, Pinnacle Trust Co., LTA, is required to maintain minimum net capital of $1.5 million.

These net capital rules could also restrict our ability to withdraw capital in situations where our broker-dealer and trust company subsidiaries have more than the minimum required capital. We may be limited in our ability to pay dividends, implement our strategies, pay interest or repay principal on our debt, and redeem or repurchase our outstanding shares. In addition, a change in these net capital rules or new rules affecting the scope, coverage, calculation, or amount of the net capital requirements, or a significant operating loss or significant charge against net capital, could have similar effects.

Item 2.  Properties

We lease office facilities in Houston (two locations), Ft. Worth area (two locations), and Dallas, Texas; New York City (two locations) and Garden City, New York; Morris Plains, New Jersey; Tulsa, Oklahoma; Hunt Valley, Maryland;  Charlotte, North Carolina; Jackson, Mississippi; Los Angeles and San Francisco, California aggregating approximately 197,000 square feet.  One of our Houston leases expires in 2007, and the other in 2010. Our other leases expire between 2005 and 2014 including the Tulsa lease in 2009, the Jackson lease in 2005, the Dallas and Hunt Valley leases in 2006, the Garden City and San Francisco leases in 2007, the Charlotte lease in 2009,  the Los Angeles lease in 2012, and the Ft. Worth lease in 2013.  One of the New York City leases expires in 2005 and the other in 2014.  The leases are on rental and other terms that we believe are commercially reasonable.  We believe our existing facilities are well maintained and adequate for existing and planned operations.

Item 3.  Legal Proceedings

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations.  We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2004.

PART II.

Item 5.                     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol “SMHG.”    The following table set forth the quarterly high and low sale prices for our common stock during 2004 and 2003 for the calendar quarters indicated, each as reported on the Nasdaq National Market:

Calendar Period	High	Low

2004:

First Quarter	$12.75	$10.89
Second Quarter	$15.20	$11.55
Third Quarter	$14.86	$11.20
Fourth Quarter	$20.25	$12.02

2003:

First Quarter	$9.89	$7.18
Second Quarter	$10.09	$8.32
Third Quarter	$9.95	$8.38
Fourth Quarter	$12.95	$8.70

At March 4, 2005, there were approximately 267 record holders of our common stock.

Dividend Policy

Our board of directors intends to declare quarterly dividends on our common stock.  During 2003, the quarterly dividend payment was $0.03 per share (an annual amount of $0.12 per share).  During 2004, the quarterly dividend payment was $0.0375 per share (an annual amount of $0.15 per share).  In February 2005, the board of directors declared a cash dividend for the first quarter of 2005 in the amount of $0.045 per share.  Our declaration and payment of future dividends is subject to the discretion of our board of directors.  In exercising this discretion, the board of directors will take into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal and regulatory restrictions on the payment of dividends, and such other factors the board considers relevant.

Item 6.  Selected Financial Data

The following data should be read together with the Consolidated Financial Statements and their related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included later in this Report.

	Year Ended December 31,
	(in thousands except share and per share amounts)
	2004	2003	2002	2001	2000

Statement of Operations
Total revenues	$121,532	$103,934	$82,377	$54,651	$43,866
Income from continuing operations	$12,414	$10,416	$5,399	$1,066	$2,111
Loss from discontinued operations, net of tax	—	—	—	(121)	(11,734)
Net income (loss)	$12,414	$10,416	$5,399	$945	$(9,623)
Adjusted net income (loss) (1)	$12,414	$10,416	$5,399	$3,117	$(8,056)

Diluted earnings (loss) per share:
From continuing operations	$0.68	$0.59	$0.32	$0.07	$0.15
From discontinued operations	—	—	—	(0.01)	(0.84)
Net earnings (loss) per share	$0.68	$0.59	$0.32	$0.06	$(0.69)

Adjusted net earnings (loss) per share (1)	$0.68	$0.59	$0.32	$0.20	$(0.58)

Weighted average shares outstanding and committed - diluted	18,302,315	17,622,443	16,918,432	15,958,879	13,951,787

(1)  Represents previously reported net income (loss) and net earnings (loss) per common share, adjusted for the exclusion of goodwill amortization.  Beginning in 2002, new accounting standards eliminated the amortization of goodwill.

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands except per share amounts)
Balance Sheet Data:
Cash and cash equivalents	$21,678	$32,590	$34,890	$30,410	$25,059
Securities	59,929	35,478	20,059	13,844	13,818
Total assets	171,849	138,653	117,323	105,309	99,214
Total liabilities	27,835	19,294	15,591	8,975	9,102
Minority interests	5,230	4,506	421	51	186
Shareholders’ equity	138,784	114,853	101,311	96,283	89,926
Cash dividend declared per common share	$0.15	$0.12	$0.10	—	—

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and their related notes and “Selected Financial Data” included  in this Report.

General

We provide diversified financial and other professional services through our subsidiaries, including institutional, prime and retail brokerage, principal trading, investment banking, merchant banking, trust related services, investment management,  financial planning and sports representation and management. All of these activities are highly competitive and are sensitive to many factors outside our control, including those factors listed under “Factors Affecting Forward-Looking Statements.”

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

In May 2003, the Company acquired a 50% ownership interest in the Salient companies and a 23.15% profits interest, that was converted to a 23.15% ownership interest in 2004, in the advisor to The Endowment Fund, a related entity.  Based in Houston, Texas, the Salient companies provide investment advisory services to individuals and institutions.  The Endowment Fund is a diversified fund of funds using fund managers that specialize in a variety of investment approaches.

In conjunction with the Salient acquisition, Pinnacle Management & Trust Co., our trust subsidiary, was contributed to Salient and was renamed Pinnacle Trust Co., LTA.

In December 2003, the Company acquired the Tulsa, Oklahoma branch office of U.S. Bancorp Piper Jaffray Inc.  The Tulsa office provides retail brokerage services to its clients.

On April 1, 2004, the Company acquired a 69% interest in Charlotte Capital.  Employees of Charlotte Capital retained a 31% ownership interest in the firm.  Charlotte Capital, based in Charlotte, North Carolina, manages assets for institutional investors in small cap value and mid cap value styles.

In November 2004, the Company acquired a 50% interest in Select Sports Group, a sports representation and management services firm based in Houston, Texas.  The Company’s investment in Select Sports Group is accounted for using the equity method, which approximates fair value.

The historical financial information contained in this document includes the results of operations and financial position of our current businesses from the dates of acquisition, except for our discontinued businesses.

Components of Revenues and Expenses

Revenues.      Our revenues are comprised primarily of (1) commission revenue from retail, prime and institutional brokerage transactions, (2) fees from asset-based advisory services, (3) principal and agent transactions, (4) investment banking revenue from corporate finance fees, mergers and acquisitions fees and merchant banking fees and (5) fees from investment management, financial planning and fiduciary services.  We also earn interest on cash and dividends received from the equity and fixed income securities held in our corporate capital accounts and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses.      Our expenses consist of (1) compensation and benefits, (2) brokerage and clearing costs  and (3) other expenses.  Compensation and benefits have both a variable component based on revenue production, and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides and other incentives.  Retail and institutional commissions are based on competitive commission schedules.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.   Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During 2004, compensation and benefits represented  69% of total expenses and 58% of total revenues, compared to 70% of total expenses and 62% of total revenues during 2003.

Brokerage and clearance expenses include clearing and trade execution costs associated with the retail, prime and institutional brokerage business at SMH.  SMH clears its transactions primarily through Pershing LLC, a member of BNY Securities Group and a subsidiary of The Bank of New York, and through other clearing brokers.

Other expenses include (1) occupancy and equipment expenses, such as rent and utility charges for facilities, and (2) communications and data processing expense, such as third-party systems, data, and software providers.

Overview

Our financial services business is affected by general economic conditions. The improvement in the economy, as well as in the overall stock market has had a positive impact on our equity commission revenues, on underwriting fees derived from public offerings, and on advisory fees from private placements. During 2004, the increase in interest rates led to a decrease in residential loan refinancing, which had a negative impact on that portion of our business that derives its income from mortgage-backed fixed-income securities.

Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management. The overall increase in equity prices resulted in growth in the values of our customers’ investment portfolios, which in turn led to higher management fees for the Company during 2004. The improved stock market has caused many of our customers to rebalance their investment portfolios, thereby reducing concentrations in money market instruments and increasing exposure to equity and other securities with a greater potential for growth.

We have organized 14 private equity funds for the purpose of investing in public and private companies that we believe are either significantly undervalued relative to their growth potential, or that have substantial prospects for capital growth. We invest in these funds along with our clients and earn management fees based on capital commitments, net assets or capital contributions. We also receive incentive compensation of a portion of the profit if the profit exceeds specified hurdle rates. The improvement in the overall stock market, as well as in individual investment positions owned by the private equity funds provided the Company with realized and unrealized gains from its ownership interests and incentive compensation due to fund performance.

We also invest a portion of our excess cash in public equity and debt securities that we feel are undervalued. Additionally, we may receive warrants as a part of our compensation for investment banking services. During 2004, our investment portfolios and warrants increased in value, which contributed to an overall gain in principal transaction revenues during the year.

We have expanded both the range and depth of services offered to our clients through a combination of acquisitions and internal expansion. This growth has necessitated that we add additional personnel, as well as production-related incentive compensation plans. We have also improved and expanded our infrastructure including facilities, technology, and information services, to enable us to better compete with other firms that offer services similar to ours. While our compensation and other costs increased in amount in 2004, they declined as a percentage of revenues.

Results of Operations

Year Ended December 31, 2004 Compared to Year ended December 31, 2003

The April 1, 2004 acquisition of a 69% interest in Charlotte Capital is reflected in our operating results for 2004 from the date of the transaction.  The May 2, 2003 acquisition of a 50% ownership interest in the Salient companies and a 23.15% profits interest in the advisor to The Endowment Fund, along with the Company’s contribution of a 50% ownership interest in PMT to the former owners of Salient is reflected in our operating results for 2003 from the date of the transaction.

Total revenues increased to $121.5 million in 2004 from $103.9 million in 2003 due to increases in (i) commission revenues from retail brokerage services, (ii) fees earned from investment banking transactions, and (iii) fiduciary, custodial and advisory fees from our asset management business. These revenue increases were partially the result of a favorable operating environment, driven by an improving economy and stock market as well as the revenues attributable to Charlotte Capital from the date of its acquisition in April 2004.  Additionally, the Company’s abilities to raise capital to facilitate banking transactions, increase assets under management and manage investment portfolios have resulted in higher revenues in 2004. Total expenses increased to $103.0 million in 2004 from $90.0 million in 2003, primarily due to additional personnel and the variable and incentive components of our compensation expense related to the additional revenues. Equity in income of limited partnerships increased to $6.5 million in 2004 from $4.3 million in 2003, principally due to increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company. Net income increased to $12.4 million, or $0.68 per diluted share in 2004, compared to $10.4 million, or $0.59 per diluted share in 2003.

Commission revenue increased to $53.8 million in 2004 from $51.2 million in 2003 primarily due to additional trading volume and the addition of several new retail brokers in our retail brokerage division. Investment banking revenues increased to $32.4 million in 2004 from $24.5 million in 2003, principally due to an increase in underwriting and management fees derived from public offerings, as well as increases in fees from private placements, both of which were mainly attributable to the improving equity market in 2004.   The Company’s principal sources of investment banking revenues are the energy, life sciences, and retail industries.

The increase in employee compensation and benefits to $70.8 million in 2004 from $63.4 million 2003 reflects additional personnel and the higher commission and incentive compensation paid to employees who were responsible for the higher revenues. The increase in revenues is also responsible for higher communications, clearing and execution costs during 2004.

The effective tax rate was 40.6% in 2004 and 39.5% in 2003.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes.

RESULTS BY SEGMENT

Retail Brokerage

	Year Ended December 31,
	2004	2003
	(in thousands)

Revenues	$17,463	$13,075

Income before income taxes	$1,359	$723

Revenues from retail brokerage increased to $17.5 million from $13.1 million, and income before income taxes increased to $1.4 million from $723,000. Commission revenue increased to $10.0 million from $6.3 million reflecting increased trading volume due to the additions of several new retail brokers.  Sales credits from investment banking transactions increased to $3.6 million from $3.3 million due to an increase in fees earned from the Company’s participation in private placement transactions and public offerings. Compensation expense increased to $12.8 million from $9.9 million due to the revenue increase.

Institutional Brokerage

	Year Ended December 31,
	2004	2003
	(in thousands)

Revenues	$30,760	$31,125

Income before income taxes	$5,243	$5,371

Revenues from institutional brokerage declined to $30.8 million from $31.1 million, and income before taxes declined to $5.2 million from $5.4 million.  Commission revenue declined to $19.8 million from $21.2 million due to a slowdown in institutional commission transactions and a decline in commission rates. Sales credits from investment banking transactions increased to $7.3 million from $4.9 million, due to an increase in fees earned from the Company’s participation in underwriting syndicates.  Total expenses declined from $25.8 million during 2003 to $25.5 million during 2004 primarily due to reduced trade execution costs resulting from the slowdown in commission transactions.

Asset Management

	Year Ended December 31,
	2004	2003
	(in thousands)

Revenues	$31,352	$19,926

Income before income taxes	$12,770	$10,150

Revenues from asset management increased to $31.4 million from $19.9 million, and income before taxes increased to $12.8 million from $10.2 million. Fiduciary, custodial and advisory fees increased to $17.7 million from $9.5 million. The acquisition of Salient in May 2003, and growth in assets under management at Salient/PMT and Cummer/Moyers have contributed to the increase in revenues from advisory fees.  Compensation expense rose to $13.2 million from $8.6 million due to the higher revenues.  The change in value of our investments in limited partnerships resulted in a gain of $5.6 million in 2004, compared to $4.5 million in 2003.  Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in the Company’s consolidated financial statements.  Income attributable to minority interests, which reduces SMHG’s pretax income, increased to $4.2 million in 2004 from $1.0 million in 2003, principally due to increased income from one of the limited partnerships, of which minority interests own 50%.

Prime Brokerage

	Year Ended December 31,
	2004	2003
	(in thousands)

Revenues	$20,363	$23,009

Income before income taxes	$3,087	$4,051

Revenues from prime brokerage declined to $20.4 million from $23.0 million, and income before taxes decreased to $3.1 million from $4.1 million. Commission revenue decreased to $16.7 million from $18.8 million reflecting reduced trading volume from one of our large clients who incurred substantial withdrawals, as well as an overall reduction in commission rates.  Revenues from principal transactions decreased to $2.4 million from $3.2 million due to reduced trading volume from fixed income products. Compensation expense decreased to $9.7 million from $11.2 million due to lower revenues.

Investment Banking

	Year Ended December 31,
	2004	2003
	(in thousands)

Revenues	$16,536	$12,326

Income before income taxes	$7,254	$5,403

Revenues from investment banking increased to $16.5 million from $12.3 million, and income before taxes increased to $7.3 million from $5.4 million.  The revenue increase is primarily due to increased revenues from private placement transactions and public offerings during 2004.  Total expense increased to $9.3 million in 2004 from $6.9 million in 2003, principally due to additional compensation and other costs associated with the revenue increase.

Corporate and Other

	Year Ended December 31,
	2004	2003
	(in thousands)

Revenues	$5,058	$4,473

Loss before income taxes	$(8,818)	$(8,488)

Revenues from corporate and other increased to $5.1 million from $4.5 million, and the loss before taxes increased to $8.8 million from $8.5 million.  Revenues from principal transactions, which consist principally of changes in the values of our investment portfolios, increased to $1.6 million in 2004, compared to $2.8 million in 2003.  Compensation expense increased to $8.1 million from $7.8 million.  In addition, goodwill impairment changes totaling $800,000 related to the Company’s investment in Brava Therapeutics were recorded during 2004.

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

Total revenues increased to $103.9 million in 2003 from $82.4 million in 2002 due to increases in (i) equity commission revenues from prime brokerage services, (ii) fees earned from investment banking transactions, (iii) fees earned from our investment management business and (iv) gains on our investment portfolios and from other principal transactions. These revenue increases were partially the result of a favorable operating environment, driven by an improving economy and stock market. Additionally, the Company’s abilities to raise capital to facilitate banking transactions, provide back office services necessary for prime brokerage operations and manage investment portfolios resulted in higher revenues in 2003. Total expenses increased to $90.0 million in 2003 from $72.7 million in 2002, primarily due to additional personnel and the variable and incentive components of our compensation expense related to the additional revenues. Equity in income of limited partnerships increased to $4.3 million in 2003 from $2.4 million in 2002, principally due to increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company. Net income increased to $10.4 million, or $0.59 per diluted share in 2003, compared to $5.4 million, or $0.32 per diluted share in 2002.

Commission revenue increased to $51.2 million in 2003 from $44.7 million in 2002 primarily due to growth in revenues from prime brokerage services provided to hedge funds. The Company’s back office and trading services were developed to appeal to relatively small hedge funds. Based on the improved securities market during 2003 and the success of prime brokerage hedge fund efforts, we were able to increase both the number of clients and their trading volume in 2003 as compared to the prior year. Investment banking revenues increased to $24.5 million in 2003 from $16.3 million in 2002, principally due to an increase in underwriting and management fees derived from public offerings, as well as increases in fees from private placements, both of which were mainly attributable to the improving equity market in 2003.   The Company’s principal sources of investment banking revenues are the energy, life sciences, and retail industries.

The increase in employee compensation and benefits to $63.4 million in 2003 from $51.3 million in 2002 reflects additional personnel and the higher commission and incentive compensation paid to employees who were responsible for the higher revenues. The increase in revenues is also responsible for higher communications, clearing and execution costs during 2003.

The effective tax rate was 39.5% in 2003 and 40.0% in 2002.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes.

RESULTS BY SEGMENT

Retail Brokerage

	Year Ended December 31,
	2003	2002
	(in thousands)

Revenues	$13,075	$10,159

Income (loss) before income taxes	$723	$(296)

Revenues from retail brokerage increased to $13.1 million from $10.2 million, and income before income taxes increased to $723,000 from a loss of $296,000. Commission revenue increased to $6.3 million from $5.3 million reflecting increased trading volume due to the additions of several new retail brokers and the Tulsa office in December 2003. Sales credits from investment banking transactions increased to $3.3 million from $1.7 million due to an increase in fees earned from the Company’s participation in private placement transactions. Compensation expense increased to $9.9 million from $8.4 million due to the revenue increase.

Institutional Brokerage

	Year Ended December 31,
	2003	2002
	(in thousands)

Revenues	$31,125	$31,562

Income before income taxes	$5,371	$6,402

Revenues from institutional brokerage declined to $31.1 million from $31.6 million, and income before taxes declined to $5.4 million from $6.4 million.  Commission revenue declined to $21.2 million from $22.5 million due to a slowdown in institutional commission transactions. Sales credits from investment banking transactions increased to $4.9 million from $3.2 million, due to an increase in fees earned from the Company’s participation in underwriting syndicates.  Total expenses increased to $25.8 million in 2003 from $25.2 million in 2002 due to additional office space and related communication costs.

Asset Management

	Year Ended December 31,
	2003	2002
	(in thousands)

Revenues	$19,926	$15,769

Income before income taxes	$10,150	$5,701

Revenues from asset management increased to $19.9 million from $15.8 million, and income before taxes increased to $10.2 million from $5.7 million. Fiduciary, custodial and advisory fees increased to $9.5 million from $6.8 million. The acquisition of Salient in May 2003, and growth in assets under management at Salient/PMT and Cummer/Moyers have contributed to the increase in revenues from advisory fees.  Compensation expense rose to $8.6 million from $5.8 million related to the higher revenues.  The change in value of our investments in limited partnerships resulted in a gain of $4.5 million in 2003, compared to $2.3 million in 2002.  Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in the Company’s consolidated financial statements.  Income attributable to minority interests, which reduces SMHG’s pretax income, decreased to $1.0 million in 2003 from $3.0 million in 2002, principally due to reduced income from one of the limited partnerships, of which minority interests own 50%.

Prime Brokerage

	Year Ended December 31,
	2003	2002
	(in thousands)

Revenues	$23,009	$15,770

Income before income taxes	$4,051	$3,143

Revenues from prime brokerage increased to $23.0 million from $15.8 million, and income before taxes increased to $4.1 million from $3.1 million. Commission revenue increased to $18.8 million from $12.6 million reflecting increased trading volume from the division’s hedge fund and professional trader clients. Revenues from principal transactions increased to $3.2 million from $2.3 million due to increased trading volume from fixed income products. Compensation expense increased to $11.2 million from $7.8 million due to higher revenues.

Investment Banking

	Year Ended December 31,
	2003	2002
	(in thousands)

Revenues	$12,326	$7,443

Income before income taxes	$5,403	$5,044

Revenues from investment banking increased to $12.3 million from $7.4 million, and income before taxes increased to $5.4 million from $5.0 million.  The revenue increase is primarily due to increased revenues from private placement transactions during 2003.  Total expenses increased to $6.9 million in 2003 from $2.4 million in 2002 primarily due to additional compensation and other costs associated with the revenue increase.

Corporate and Other

	Year Ended December 31,
	2003	2002
	(in thousands)

Revenues	$4,473	$1,674

Loss before income taxes	$(8,488)	$(10,991)

Revenues from corporate and other increased to $4.5 million from $1.7 million, and the loss before taxes declined to $8.5 million from $11.0 million.  Revenues from principal transactions, which consist principally of changes in the values of our investment portfolios, increased to $2.8 million in 2003, compared to a loss of $375,000 in 2002.  Compensation expense increased to $7.8 million from $7.2 million due to higher revenues.

Liquidity and Capital Resources

Cash Requirements

The Company’s funding needs consist of (i) funds necessary to maintain current operations, (ii) capital expenditure requirements, and (iii) funds used for acquisitions.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$26,783	$4,117	$7,656	$5,349	$9,661
Base Amount of Additional Consideration for Charlotte Capital acquisition	2,300	—	2,300	—	—
Total	$29,083	$4,117	$9,956	$5,349	$9,661

The Company and its subsidiaries have contractual obligations under operating leases that expire by 2014 with initial noncancelable terms in excess of one year.  The aggregate annual rentals for these operating leases, consisting of leases for office space and computer and office equipment,  along with the base amount of additional consideration for the acquisition of Charlotte Capital are as described in the following table (in thousands):

Operating expenses consist of compensation and benefits, brokerage and clearing costs and other expenses. These expenses are primarily dependent on revenues, and with the exception of obligations for office rentals, should require a limited amount of capital in addition to that provided by revenues during 2005. Currently, obligations for non-cancelable office leases total $4.1 million during 2005. Funds required for other working capital items such as receivables, securities owned, and accounts payable, along with expenditures to repurchase stock are expected to total between $5.0 million and $15.0 million. Capital expenditure requirements are expected to total between $3.0 million and $5.0 million during 2005, mainly consisting of leasehold improvements, furniture, and computer equipment and software. Funds needed for acquisitions will depend on the completion of transactions that may not be identifiable until such time as the acquisition is completed.

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets. At December 31, 2004, we had approximately $21.7 million in cash and cash equivalents, which together with liquid assets, consisting of receivables from broker-dealers and clearing organizations, deposits with clearing brokers, marketable securities owned, and securities available for sale totaled $46.8 million.

Sources and Uses of Cash

For the year ended December 31, 2004, net cash provided by operations totaled $369,000 compared to net cash used of $1.5 million during 2003.

Net income increased to $12.4 million in 2004 from $10.4 million during 2003, while working capital and other adjustments used $12.0 million during 2004 versus $11.9 million during 2003.

Accounts receivable increased $4.4 million during 2004 compared to an increase of $4.9 million in 2003, principally due to (i) higher investment banking and investment management revenues recorded but not collected during the last quarter of 2004 compared to the same period in 2003, and (ii) an increase in federal income tax receivable related to exercises of employee stock options which reduce the Company’s federal tax liability.

Securities owned increased by $17.9 million during 2004, of which $4.4 million represents the Company’s purchase of 50% of SSG and $250,000 to acquire an ownership interest in the advisor to The Endowment Fund.  The remainder of the increase during 2004 consists of both new investments and net realized and unrealized gains on the investment portfolio.  The realized gains are generally reinvested in the portfolio.  The increase of $6.1 million in securities sold, not yet purchased in 2004 consist primarily of securities sold short to hedge against similar positions recorded as securities owned.

Capital expenditures for 2004 were $5.3 million compared to $1.4 million in 2003, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for our growth. During 2004, we reacquired 15,399 of our common shares at a total cost of approximately $183,000.

During 2004, we paid approximately $3.3 million, net of cash on hand, to acquire an interest in Charlotte Capital.

At December 31, 2004, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the SEC’s Uniform Net Capital Rules and had capital in excess of the required minimum.  PMT was in compliance with the Texas Department of Banking’s net capital requirement and had capital in excess of the required minimum.

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations.  We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Our board of directors declared a cash dividend for each quarter of 2004, in the amount of $0.0375 per share of common stock (an annual amount of $0.15 per share.)  On February 18, 2005, our board declared a cash dividend for the first quarter of 2005 in the amount of $0.045 per share of common stock.  The cash dividend will be payable on April 15, 2005, to common stockholders of record at the close of business on April 1, 2005.  While we intend to declare dividends in subsequent quarters, any future dividends will be at the discretion of our board of directors after taking into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors our board considers relevant.

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

Investments in not readily marketable securities, marketable securities with insufficient trading volumes and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At December 31, 2004 and 2003, the Company’s investment portfolios included investments totaling $36.3 million and $24.2 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

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

The Company expects to adopt the provisions of SFAS No. 123R, “Share-Based Payment (Revised 2004),” on July 1, 2005.  Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  SFAS 123R is effective for the Company on July 1, 2005.  Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to July 1, 2005, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $34,000 beginning in the third quarter of 2005 as a result of the adoption of  SFAS 123R.  Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchase and cancellations of existing awards before and after the adoption of this standard.

Factors Affecting Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the “Acts”). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for the Company’s services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of the Company’s trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel and (11) demand for the Company’s services.  The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

The improvement in the economy, and the overall stock market has had a positive impact on our equity commission revenues and on underwriting fees derived from public offerings.  Additionally, as stock prices rise, our assets under management typically increase in value, which, in turn results in higher investment management fees.  During 2004, the decline in interest rates caused an increase in residential loan refinancing, which had a positive impact on that portion of our business that derives its income from fixed income securities.  We believe that a stronger economy will be favorable to our equity business.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risks

The following discussion relates to our market risk sensitive instruments as of December 31, 2004.

The Company’s trading equity and debt securities are marked to market on a daily basis.  At December 31, 2004, the Company’s trading equity and debt securities were recorded at a fair value of $20.5 million.  These trading equity and debt securities are subject to equity price risk.  This risk would amount to approximately $2.0 million based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities.  The actual equity price risk related to the trading equity securities may differ substantially.

The Company’s market making, investing, and underwriting activities often involve the purchase, sale, or short sale of securities and expose its capital to significant risks, including market risk, equity price risk, and credit risk.  Market risk represents the potential loss we may incur as a result of absolute and relative price movements, price volatility, and changes in liquidity in financial instruments due to many factors over which we have virtually no control. The Company’s primary market risk arises from the fact that it owns a variety of investments that are subject to changes in value and could result in material gains or losses.  The Company also engages in proprietary trading and makes dealer markets in equity securities. In doing this, the Company is required to maintain certain amounts of inventories in order to facilitate customer order flow.  The Company is exposed to equity price risk due to changes in the level and volatility of equity prices primarily in Nasdaq and over-the-counter markets. Changes in market conditions could limit the Company’s ability to resell securities purchased or to purchase securities sold short. Direct market risk exposure to changes in foreign exchange rates is not material.

The Company seeks to cover its exposure to market and equity price risk by limiting its net long and short positions and by selling or buying similar instruments. In addition, trading and inventory accounts are monitored on an ongoing basis, and the Company has established position limits. Position and exposure reports are prepared at the end of each trading day and are reviewed by traders, trading managers and management personnel. These reports show the amount of capital committed to various issuers and industry segments. Securities held in the Company’s investment portfolio are guided by an investment policy and are reviewed on a regular basis.

Credit risk represents the potential loss due to a client or counterparty failing to perform its contractual obligations, such as delivery of securities or payment of funds, or the value of collateral held to secure obligations proving to be inadequate as related to the Company’s margin lending activities.  This risk depends primarily on the creditworthiness of the counterparty.  The Company seeks to control credit risk by following an established credit approval process, monitoring credit limits and requiring collateral where appropriate.

The Company monitors its market and counterparty risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which it is exposed.  The Company has established various committees to assess and to manage risk associated with its investment banking and other activities. The committees review, among other things, business and transactional risks associated with potential clients and engagements.  The Company seeks to control the risks associated with its investment banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.

At December 31, 2004, securities owned by the Company were recorded at a fair value of $56.9 million, including $20.6 million in marketable securities, $27.3 million representing the Company investments in limited partnerships and $9.0 million representing other not readily marketable securities.

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

At December 31, 2004, PMT had securities available for sale with a fair value of $3.1 million.  These securities have an original cost of $3.2 million, and are subject to equity price risk.  At December 31, 2004, the unrealized decline in market value totaling $83,000 less tax of $33,000, has been included as a separate component of shareholders’ equity.

Item 8.       Financial Statements and Supplementary Data

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sanders Morris Harris Group Inc.:

We have audited the accompanying consolidated balance sheet of Sanders Morris Harris Group Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.)  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sanders Morris Harris Group Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
March 11, 2005

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As of December 31, 2004 and 2003

(in thousands, except share and per share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$21,678	$32,590
Receivables, net of allowance of $476 and $400, respectively
Broker-dealers	412	522
Customers	6,662	3,758
Related parties	5,986	6,100
Other	4,834	2,473
Deposits with clearing brokers	1,068	1,054
Securities owned	56,851	32,322
Securities available for sale	3,078	3,156
Furniture and equipment, net	7,643	4,227
Other assets	1,915	3,004
Goodwill, net	61,722	49,447
Total assets	$171,849	$138,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$19,882	$18,248
Deferred tax liability, net	1,526	647
Securities sold, not yet purchased	6,349	255
Other liabilities	78	144
Total liabilities	27,835	19,294

Commitments and contingencies

Minority interests	5,230	4,506

Shareholders’ equity:
Preferred stock, $.10 par value; 10,000,000 shares authorized; no shares issued and oustanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 18,547,978 and 17,991,653 shares issued, respectively	185	180
Common stock committed, 440,000 shares	7,819	—
Additional paid-in capital	120,988	113,781
Receivables for shares issued	(1,494)	(1,117)
Retained earnings	16,452	6,015
Accumulated other comprehensive loss	(50)	(70)
Unearned compensation	(1,635)	(638)
Treasury stock at cost, 739,402 and 724,003 shares, respectively	(3,481)	(3,298)
Total shareholders’ equity	138,784	114,853
Total liabilities and shareholders’ equity	$171,849	$138,653

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For each of the years in the three-year period ended December 31, 2004

(in thousands, except share and per share amounts)

	2004	2003	2002
Revenues:
Commissions	$53,778	$51,219	$44,655
Investment banking	32,352	24,490	16,261
Fiduciary, custodial and advisory fees	18,870	10,368	7,507
Principal transactions	9,799	12,994	9,575
Interest and dividends	4,254	2,546	1,877
Other income	2,479	2,317	2,502
Total revenues	121,532	103,934	82,377

Expenses:
Employee compensation and benefits	70,756	63,382	51,327
Floor brokerage, exchange and clearance fees	5,732	5,517	4,255
Communications and data processing	7,371	5,664	4,427
Occupancy	7,066	5,760	4,512
Goodwill impairment charge	800	—	—
Other general and administrative	11,228	9,678	8,219
Total expenses	102,953	90,001	72,740

Income before equity in income of limited partnerships, minority interests and income taxes	18,579	13,933	9,637
Equity in income of limited partnerships	6,492	4,305	2,352
Income before minority interests and income taxes	25,071	18,238	11,989
Minority interests in net income of consolidated companies	(4,176)	(1,028)	(2,986)
Income before income taxes	20,895	17,210	9,003
Provision for income taxes	(8,481)	(6,794)	(3,604)
Net income	$12,414	$10,416	$5,399

Earnings per share:
Basic	$0.70	$0.61	$0.32
Diluted	$0.68	$0.59	$0.32
Weighted average common shares outstanding and committed
Basic	17,698,661	17,095,626	16,621,698
Diluted	18,302,315	17,622,443	16,918,432

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For each of the years in the three-year period ended December 31, 2004

(in thousands except shares)

	Amounts						Shares
	2004		2003		2002		2004	2003	2002
Common stock
Balance, beginning of year	$180		$174		$170		17,991,653	17,439,743	17,009,402
Issuance for investment	1		—		—		66,538	—	—
Employee benefit plan	4		6		4		489,787	551,910	430,341
Balance, end of year	185		180		174		18,547,978	17,991,653	17,439,743
Common stock committed
Balance, beginning of year	—		—		—		—	—	—
Committed for acquisition	7,819		—		—		440,000	—	—
Balance, end of year	7,819		—		—		440,000	—	—
Additional paid-in capital
Balance, beginning of year	113,781		109,959		109,159
Issuance for investment	964		—		—
Employee benefit plan	6,243		4,858		2,475
Dividends ($0.06 per share in 2003 and $0.10 per share in 2002)	—		(1,036)		(1,675)
Balance, end of year	120,988		113,781		109,959
Receivables for shares issued
Balance, beginning of year	(1,117)		(705)		(541)
Collections of receivables	25		—		48
Issuance of restricted stock	(1,611)		(1,172)		(702)
Amortization of unearned compensation	1,209		760		490
Balance, end of year	(1,494)		(1,117)		(705)
Retained earnings (accumulated deficit)
Balance, beginning of year	6,015		(3,367)		(8,766)
Dividends ($0.15 per share in 2004 and $0.06 per share in 2003)	(1,977)		(1,034)		—
Net income	12,414	12,414	10,416	10,416	5,399	5,399
Balance, end of year	16,452	12,414	6,015	10,416	(3,367)	5,399
Accumulated other comprehensive loss
Balance, beginning of year	(70)		(243)		(57)
Net change in unrealized appreciation (depreciation) on securities available for sale	29	29	275	275	(295)	(295)
Income tax (provision) benefit on change	(9)	(9)	(102)	(102)	109	109
Balance, end of year	(50)	20	(70)	173	(243)	(186)
Comprehensive income		12,434		10,589		5,213
Unearned compensation
Balance, beginning of year	(638)		(1,392)		(1,097)
Net issuance of restricted stock	(1,994)		(52)		(1,001)
Amortization of unearned compensation	997		806		706
Balance, end of year	(1,635)		(638)		(1,392)
Treasury stock
Balance, beginning of year	(3,298)		(3,115)		(2,585)		(724,003)	(702,849)	(597,038)
Acquisition of treasury stock	(183)		(183)		(694)		(15,399)	(21,154)	(143,087)
Issuance of shares pursuant to employee benefit plans	—		—		164		—	—	37,276
Balance, end of year	(3,481)		(3,298)		(3,115)		(739,402)	(724,003)	(702,849)
Total shareholders’ equity and common shares outstanding and committed	$138,784		$114,853		$101,311		18,248,576	17,267,650	16,736,894

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For each of the years in the three-year period ended December 31, 2004

(in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,414	$10,416	$5,399
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on sale of securities available for sale	(80)	(18)	32
Depreciation	1,874	1,313	868
Deferred income taxes	870	1,177	307
Goodwill impairment charge	800	—	—
Provision for bad debts	175	295	197
Compensation expense related to amortization of notes receivable and unearned compensation	2,206	1,566	1,196
Equity in income of limited partnerships	(6,492)	(4,305)	(2,352)
Minority interests in net income of consolidated companies	4,176	1,028	2,986
Changes in assets and liabilities:
(Increase) decrease in receivables	(4,418)	(4,877)	1,488
Increase in deposits with clearing brokers	(14)	(54)	(750)
Increase in securities owned	(17,871)	(11,022)	(2,490)
Decrease (increase) in other assets	114	(1,837)	(500)
Decrease (increase) in securities sold, not yet purchased	6,094	162	(29)
Decrease in other liabilities	(66)	(46)	(125)
(Decrease) increase in accounts payable and accrued liabilities	587	4,704	5,701
Net cash provided by (used in) operating activities	369	(1,498)	11,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,261)	(1,361)	(2,965)
Acquisitions, net of cash acquired of $527, $142 and $0 respectively	(3,263)	(2,058)	—
Proceeds from sale of assets	—	3	—
Purchase of securities available for sale	(1,664)	(1,548)	(2,357)
Proceeds from sales and maturities of securities available for sale	1,850	1,749	657
Net cash used in investing activities	(8,338)	(3,215)	(4,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(183)	(183)	(694)
Proceeds from shares issued	2,643	3,639	939
Collections on receivables for shares issued	25	—	48
Investment by minority interest	71	1,038	75
Payments to minority interests	(3,522)	(529)	(1,900)
Payments of cash dividends	(1,977)	(1,552)	(1,251)
Net cash (used in) provided by financing activities	(2,943)	2,413	(2,783)

Net (decrease) increase in cash and cash equivalents	(10,912)	(2,300)	4,480

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32,590	34,890	30,410

CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,678	$32,590	$34,890

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through its operating subsidiaries Sanders Morris Harris Inc. (“Sanders Morris Harris” or “SMH”), Salient Capital Management (“Salient/PMT”), SMH Capital Advisors (“SMCA”), Charlotte Capital, and Select Sports Group (“SSG”), the Company provides a broad range of financial services, including institutional, prime and retail brokerage, principal trading, investment banking, merchant banking, financial advisory, trust related services, investment management and financial planning.  The Company serves a diverse group of institutional, corporate and individual clients.

The Company merged with and acquired its operating subsidiaries from 1999 through 2004.  The acquisitions were accounted for using the purchase method and as a result current period results are not comparable to the prior periods.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its subsidiaries.  All material intercompany transactions and balances have been eliminated in consolidation.

Management’s Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Investments in not readily marketable securities, marketable securities with insufficient trading volumes and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At December 31, 2004 and 2003, the Company’s investment portfolios included investments totaling $36.3 million and

$24.2 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

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

Furniture and Equipment

Furniture and equipment and leasehold improvements are carried at cost. Depreciation of office furniture and equipment is computed on a straight-line basis over a three to seven year period.  Amortization of leasehold improvements is computed on a straight-line basis over the term of the lease.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

Goodwill

Statement of Financial Accounting Standards (SFAS) No. 142 entitled Goodwill and Other Intangible Assets was issued in June 2001 and became effective for us on January 1, 2002.  As a result, the Company ceased all goodwill amortization.  SFAS No. 142 requires the Company to perform goodwill impairment tests on at least an annual basis.  If impairment is determined to exist, the asset is written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business.  The Company determined that the fair values of the reporting units exceeded their carrying values; therefore goodwill does not appear to be impaired as of December 31, 2004.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)

Net income, as reported	$12,414	$10,416	$5,399
Adjustment: Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(412)	(462)	(767)
Adjusted income	$12,002	$9,954	$4,632

Earnings per share:
Basic-as reported	$0.70	$0.61	$0.32
Basic-pro forma	$0.68	$0.58	$0.28

Diluted-as reported	$0.68	$0.59	$0.32
Diluted-pro forma	$0.66	$0.56	$0.27

The Company will adopt the provisions of SFAS No. 123R, “Share-Based Payment (Revised 2004),” on July 1, 2005.  Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.   Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to July 1, 2005, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $34,000 beginning in the third quarter of 2005 as a result of the adoption of  SFAS 123R.  Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchase and cancellations of existing awards before and after the adoption of this standard.

Income Taxes

The Company utilizes the asset and liability method for deferred income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events recognized in the Company’s financial statements or tax returns. All expected future events other than changes in the law or tax rates are considered in estimating future tax consequences.

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

Fiduciary, Custodial and Advisory Fees

Fiduciary, custodial and advisory fees consist primarily of portfolio and partnership management fees.  Portfolio management fees are received quarterly, and are recognized as earned when payments are received.  Partnership management fees are received quarterly, but are recognized as earned on a pro rata basis over the life of the partnership.

Investments in Limited Partnerships

Investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., SMH Private Equity Group I, L.P. and Select Sports Group.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, accounts payable and accrued liabilities, and payable to broker-dealers, approximate cost due to the short period of time to maturity.  Securities owned, securities available for sale, and securities sold short, not yet purchased are carried at their fair values.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform them with the 2004 presentation.  Such reclassifications had no effect on the results of operations or shareholders’ equity as previously reported.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).”  SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  SFAS 123R is effective for the Company on July 1, 2005.  The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”).  Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R.  The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.  Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to July 1, 2005, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $34,000 beginning in the third quarter of 2005 as a result of the adoption of  SFAS 123R.  Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchase and cancellations of existing awards before and after the adoption of this standard.

2.  ACQUISITIONS

In January 2002, the former institutional equity unit of Sutro & Co. (the “New Institutional Group”) joined the Company.  The New Institutional Group complemented Sanders Morris Harris’ existing institutional division by increasing its sales and trading base and by adding equity research in areas not previously covered.  As an inducement for the principal of the New Institutional Group to join Sanders Morris Harris, we issued an aggregate of 357,909 shares of SMHG common stock under our 1998 Incentive Plan at a total purchase price that represented effectively a 33 1/3% discount to the then closing sales price of our common stock on the Nasdaq National Market.  Approximately one-third of these shares, or 107,223 shares, vest over a three year period, with 50% of these shares vesting after one year and 25% of these shares vesting after the second and third years.

On May 2, 2003, the Company acquired a 50% ownership interest in the Salient companies.  Additionally, the Company acquired a 23.15% profits interest in the advisor to The Endowment Fund, a related entity.  The former owners of Salient and The Endowment Fund received cash payments totaling $1.75 million in May 2003.  In July 2004, the former owners of Salient and The Endowment Fund received additional cash payments totaling $250,000 upon the Company’s conversion of the 23.15% profits interest into a 23.15% ownership interest and are entitled to receive 440,000 common shares of the Company based on the profitability of Salient/PMT for the year ended December 31, 2004.  Those shares are scheduled to be issued during the first three months of 2005.  The Salient companies and Pinnacle Management & Trust Company (“PMT”) were contributed to Salient Capital Management  which entity’s Class A limited partner units are jointly owned by the Company and the former owners of Salient.  Additionally, the Company received Class B limited partner units of Salient/PMT, which in the event of a liquidation or sale of Salient/PMT entitle the Company to first receive proceeds equal to the net asset value of PMT as of May 2, 2003 (approximately $4.4 million), with the remaining proceeds to be divided equally among the owners of the Class A units.  The Salient companies provide investment advisory services to individuals and institutions.  The Endowment Fund is a diversified fund of funds using hedge fund managers that specialize in a variety of investment approaches.  The acquisitions were accounted for as a purchase, and accordingly, the financial information of the Salient companies and the advisor to The Endowment Fund has been included in the Company’s consolidated financial statements from May 2, 2003.  The purchase price of approximately $9.6 million exceeded the fair market value of identifiable net assets by approximately $9.6 million, which has been recorded as goodwill.  The Company uses the consolidation method to account for its investment in Salient/PMT.

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

On April 1, 2004, the Company acquired a 69% interest in Charlotte Capital from a previous investor.  Employees of Charlotte Capital retained a 31% ownership interest in the firm.  Charlotte Capital, based in Charlotte, North Carolina, manages approximately $400 million in assets for institutional investors in small cap value and mid cap value styles.  SMHG paid $3.4 million in cash at closing, and is obligated to pay an additional amount in 18 months.  The base amount of the additional payment is $2.3 million; however, it may be adjusted up or down based on changes in the firm’s revenues and assets under management for the 18 month period beginning April 1, 2004.  No additional consideration has been earned through December 31, 2004 as the calculation is based on the 18-month period ending September 30, 2005.  Employees of Charlotte Capital can earn up to an additional 9% ownership interest by achieving specified revenue run rates during the 18-month period following closing.  The acquisition was accounted for as a purchase, and accordingly, the financial information of Charlotte Capital has been included in the Company’s consolidated financial statements from April 1, 2004.  The initial consideration of $3.4 million exceeded the fair market value of identifiable net tangible assets by approximately $4.5 million, which has been recorded as goodwill.

On November 23, 2004, the Company acquired a 50% interest in Select Sports Group, a sports representation and management services firm based in Houston, Texas.  The former owners of SSG received cash of approximately $2.8 million and 66,538 common shares of the Company with a market value of $965,000.  Additionally, the Company paid SSG debt totaling approximately $596,000.  The Company’s investment in SSG is accounted for using the equity method, which approximates fair value.

3.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table sets forth pertinent information regarding the allowance for doubtful accounts at December 31, 2004, 2003 and 2002 (in thousands):

Balance at December 31, 2001	$285
Additions charged to cost and expenses	197
Charge off of receivables	(187)
Balance at December 31, 2002	295
Additions charged to cost and expenses	295
Charge off of receivables	(190)
Balance at December 31, 2003	400
Additions charged to cost and expenses	175
Charge off of receivables	(99)
Balance at December 31, 2004	$476

4.     SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2004 and 2003 were as follows:

	2004		2003
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)		(in thousands)
Marketable:
U. S. Government and agency	$10,038	$6,334	$4,103	$—
Corporate stocks	3,327	15	435	255
Corporate bonds	7,168	—	3,536	—
	20,533	6,349	8,074	255
Not readily marketable:
Partnerships	27,317	—	16,523	—
Corporate stocks and warrants	9,001	—	7,725	—
	$56,851	$6,349	$32,322	$255

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.  Not readily marketable securities consist of investments in limited partnerships, equities, options and warrants.  The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunity

Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners L.P., Concept Capital, LLC, Select Sports Group, The Endowment Fund GP, L.P., Endowment Advisors, L.P. PTC - Houston Investors, LLC, Salient Total Return Fund, L.P. and High Conviction Portfolio.

The Company has issued a letter of credit in the amount of $1.2 million to the owner of one of the offices that it leases to secure payment of its lease obligation for that facility.  The letter of credit is secured by securities owned in the amount of $1.2 million.

A summary of the results of operations and partners’ capital of the limited partnerships is as follows for the years ended December 31, 2004, 2003 and  2002:

	2004	2003	2002
	(in thousands)

Net investment income (loss)	$3,662	$3,199	$367
Unrealized (loss) gain on investments	(805)	7,507	7,925
Realized gain on investments	17,524	25,445	11,719
Increase in partners’ capital resulting from operations	$20,381	$36,151	$20,011
Total assets	$300,761	$261,284	$200,927
Total liabilities	(23,159)	(22,711)	(14,119)
Partners’ capital	$277,602	$238,573	$186,808

5.     SECURITIES AVAILABLE FOR SALE

Securities available for sale at December 31, 2004 and 2003 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
2004:
U.S. Government and agency obligations	$1,037	$12	$(2)	$1,047
Corporate Bonds	251	—	(3)	248
Marketable equity securities	1,070	18	(152)	936
Partnerships	803	44	—	847
Total	$3,161	$74	$(157)	$3,078

2003:
U.S. Government and agency obligations	$1,296	$13	$(2)	$1,307
Marketable equity securities	1,972	74	(197)	1,849
Total	$3,268	$87	$(199)	$3,156

The amortized cost and fair value of debt securities available for sale at December 31, 2004 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due after 1 year through 5 years	$999	$994
Due after 5 years through 10 years	289	301
	$1,288	$1,295

The Company’s available for sale portfolio is comprised of U.S. government agency obligations and large cap equity securities.  Three U.S. government agency obligations, one corporate bond and 13 equity securities have unrealized losses as of December 31, 2004.  Of those securities with unrealized losses as of December 31, 2004, only eight of the equity securities have been in continuous unrealized-loss positions for more than 12 months.  Two U.S. government agency obligations and 17 equity securities have unrealized losses as of December 31, 2003.  The two U.S. government agency obligations have been in continuous unrealized-loss positions for less than 12 months.  Of the 17 equity securities, 12 have been in continuous unrealized-loss positions for more than 12 months, and five have been in continuous unrealized-loss positions for less than 12 months.

Securities available for sale in an unrealized loss position were as follows on December 31, 2004 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency obligations	$746	$(3)	$—	$—	$746	$(3)
Corporate Bonds	248	(2)	—	—	248	(2)
Marketable equity securities	302	(24)	482	(128)	784	(152)
Total temporarily impaired securities	$1,296	$(29)	$482	$(128)	$1,778	$(157)

Management evaluates securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of PMT to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Management believes the unrealized losses are temporary at December 31, 2004.  However, a write-down accounted for as a realized loss may be necessary in the future.

Gross gains on sales of securities available for sale were approximately $174,000 for the year ended December 31, 2004, approximately $47,000 for the year ended December 31, 2003, and approximately $25,000 for the year ended December 31, 2002.  Gross losses on sales of securities available for sale were approximately $94,000 for the year ended December 31, 2004, approximately $29,000 for the year ended December 31, 2003, and approximately $57,000 for the year ended December 31, 2002.  Such gains and losses are included in revenue under the caption “Principal transactions.”

The Company has pledged securities valued at $250,000 to the bank commissioner of the state of Oklahoma to secure its performance of fiduciary duties for trust activities conducted in that state.

6.     RECEIVABLE FROM BROKER-DEALERS

Amounts receivable from broker-dealers at December 31, 2004 and 2003 were as follows:

	2004	2003
	(in thousands)

Receivable from broker-dealers	$412	$522

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

Company had $1.1 million on deposit as of December 31, 2004 and 2003, respectively, with clearing brokers and dealers to meet this requirement.

8.     FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 2004 and 2003 was as follows:

	Estimated useful	December 31,
	life in years	2004	2003
		(in thousands)

Equipment	3 to 5	$5,082	$3,726
Furniture and fixtures	7	2,715	1,971
Leasehold improvements	5 to 11	4,494	1,865
Accumulated depreciation and amortization		(4,648)	(3,335)
Furniture and equipment, net		$7,643	$4,227

9.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
	(in thousands )

Accounts payable	$3,235	$3,213
Compensation	15,416	13,351
Other	1,231	1,684
Total accounts payable and accrued liabilities	$19,882	$18,248

10.  INCOME TAXES

The components of the income tax provision for the years ended December 31, 2004, 2003, and 2002 were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)

Current	$7,611	$5,617	$3,297
Deferred	870	1,177	307
Income tax provision	$8,481	$6,794	$3,604

The difference between the effective tax rate reflected in the income tax provision, including minority interests, and the statutory federal rate is analyzed as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands )

Tax computed using the statutory rate	$7,313	$5,851	$3,061
State income taxes	1,045	861	450
Other	123	82	93
Total	$8,481	$6,794	$3,604

The effective tax rates for the years ended December 31, 2004, 2003, and 2002 were 40.6%, 39.5%, and 40.0%, respectively.

The components of the deferred income tax assets and liabilities were as follows:

	2004	2003
	(in thousands )
Deferred income tax assets:
Accumulated depreciation	$34	$—
Accrued liabilities	169	164
Allowance for doubtful accounts	190	156
Partnership income	874	78
Deferred compensation	313	71
Fund manager carried interest	238	1,351
Unrealized loss on securities available for sale	34	43
Total deferred tax assets	1,852	1,863
Deferred income tax liabilities:
Accumulated depreciation	—	(85)
Unrealized gains on securities	(3,296)	(2,265)
Other	(82)	(160)
Total deferred tax liabilities	(3,378)	(2,510)
Net deferred tax liability	$(1,526)	$(647)

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

Substantially all employees are eligible to participate in the Sanders Morris Harris Group Inc. 401(k) defined contribution plan.  The Company made no contributions to this plan in 2004, 2003, and 2002.

A.  Stock Options

The Incentive Plan provides for the issuance to eligible employees of, among other things, incentive and non-qualified stock options, which may expire as much as 10 years from the date of grant.  The outstanding options vest over varying periods and have an exercise price equal to the closing price of the Company’s stock on the date of the grant.

The following table sets forth pertinent information regarding stock option transactions for each of the three years in the period ended December 31, 2004:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at December 31, 2001	1,341,474	4.97
Granted	210,000	5.69	$2.91
Cancelled/Forfeited	(63,000)	5.19
Exercised	(12,250)	4.44
Oustanding at December 31, 2002	1,476,224	5.07
Granted	30,000	8.12	$1.50
Cancelled/Forfeited	(60,750)	5.47
Exercised	(378,114)	4.71
Outstanding at December 31, 2003	1,067,360	$5.25
Granted	132,500	12.75	$4.28
Exercised	(163,332)	6.41
Oustanding at December 31, 2004	1,036,528	$6.03

Options exercisable at December 31, 2002	1,156,974	$5.08
Options exercisable at December 31, 2003	960,610	$5.25
Options exercisable at December 31, 2004	927,153	$5.65

Options available for grant at December 31, 2002	1,500,830
Options available for grant at December 31, 2003	1,522,392
Options available for grant at December 31, 2004	1,252,238

The following tables summarize information related to stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Wgtd. Avg. Remaining Contr. Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/2004	Wgtd. Avg. Exercise Price
$ 4.44-$6.04	874,028	4.54	$4.93	826,528	$4.92
$ 7.91-$10.00	30,000	8.10	8.12	30,000	8.12
$ 12.02-$14.09	132,500	9.41	12.75	70,625	13.12
$ 4.44-$14.09	1,036,528	5.26	6.03	927,153	5.65

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31,
	2004	2003	2002
Expected Life in Years	10.00	10.00	7.38
Interest Rate	4.46%	4.10%	1.74%
Volatility	20.05%	38.71%	61.58%
Dividend Yield	1.20%	1.31%	1.75%

B.  Restricted Stock and Capital Incentive Plan (“CIP”)

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

The following summarizes certain information related to the CIP for the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004	2003
	(in thousands, except shares )

Number of shares issued	287,345	126,690
Value of shares issued	$3,606	$1,154
Additions to unearned compensation	1,994	52
Additions to notes receivable	1,611	1,093
Amortization of unearned compensation	997	806
Amortization of notes receivable	1,209	760

12.  PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.10 per share. Shares of Preferred Stock may be issued from time to time by the Board of Directors, without action by the shareholders, in one or more series with such designations, preferences and special rights and qualifications, limitations, and restrictions as may be designated by the Board of Directors prior to the issuance of such series.  No shares of Preferred Stock have been issued as of December 31, 2004.

13.  TREASURY STOCK

The Company repurchases its common stock from time to time primarily to offset the dilutive effect of its employee benefit plan.  Such repurchases are accounted for using the cost method.  The Company reacquired 15,399 shares of its common stock, for an aggregate purchase price of $183,000 during the year ended December 31, 2004, and 21,154 shares for an aggregate purchase price of $183,000 during the year ended December 31, 2003.  The Company reacquired

143,087 shares of its common stock, for an aggregate purchase price of $694,000 during the year ended December 31, 2002.

14.  EARNINGS PER COMMON SHARE

Basic and diluted earnings per-share computations for the periods indicated were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except share and per share amounts)

Computation of basic earnings per common share:
Net income	$12,414	$10,416	$5,399
Weighted average common shares outstanding	17,588,061	17,095,626	16,621,698
Weighted average common shares committed	110,600	—	—
Weighted average common shares outstanding and committed	17,698,661	17,095,626	16,621,698
Basic earnings per common share	$0.70	$0.61	$0.32

Computation of diluted earnings per common share:
Net income	$12,414	$10,416	$5,399
Weighted average number of common shares outstanding	17,588,061	17,095,626	16,621,698
Weighted average common shares committed	110,601	—	—
Common shares issuable under stock option plan	979,027	1,017,359	1,426,223
Less shares assumed repurchased with proceeds	(375,374)	(490,542)	(1,129,489)
Weighted average common shares outstanding and committed	18,302,315	17,622,443	16,918,432
Diluted earnings per common share	$0.68	$0.59	$0.32

Outstanding stock options (57,500 at December 31, 2004; 50,000 at December 31, 2003; and 50,000 at December 31, 2002) have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

15.  GOODWILL

The Company recorded goodwill of approximately $1.8 million during the second quarter of 2003 related to the acquisitions of a 50% ownership interest in the Salient companies.  During the fourth quarter of 2004, the Company recorded goodwill of approximately $7.8 million representing the value of shares the former owners of the Salient companies are entitled to receive based on the profitability of Salient/PMT for the year ended December 31, 2004.

During the second quarter of 2004, the Company recorded goodwill of approximately $4.5 million related to the acquisition of a 69% interest in Charlotte Capital.

During the year ended December 31, 2004, the Company recognized goodwill impairment charges totaling $800,000 related to its consolidation of Brava Therapeutics.  The principal factors contributing to our decision to record the impairment charge relate to the uncertainty and timing of a proposed joint venture between Brava and another entity that would create a more viable platform for further development of Brava’s products and expertise.  SMHG has no remaining goodwill related to its consolidation of Brava. As required by FIN46R, the Company consolidated a variable interest entity during the first quarter of 2004 that had been previously recorded as a security owned.  Pursuant to that consolidation, the $800,000 value of the investment was reclassified to goodwill.

During the fourth quarter of 2003, the Company recorded goodwill of $17,000 related to the acquisition of the Tulsa, Oklahoma branch office of U.S. Bancorp Piper Jaffray, Inc.

16. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into underwriting commitments.  There were no firm underwriting commitments open at December 31, 2004.

The former owners of Salient are entitled to received 440,000 common shares of the Company based on the profitability of Salient/PMT for the year ended December 31, 2004.  Those shares are scheduled to be issued during the first three months of 2005.

In April 2004, the Company acquired a 69% interest in Charlotte Capital from a previous investor.  Employees of Charlotte Capital retained a 31% ownership interest in the firm.  In addition to the cash paid to the previous investor at closing, the Company is obligated to pay an additional amount in 18 months.  The base amount of the additional payment is $2.3 million; however, it may be adjusted up or down based on changes in the firm’s revenues and assets under management for the 18 month period beginning April 1, 2004.  Employees of Charlotte Capital can earn up to an additional 9% ownership interest by achieving specified revenue run rates during the 18-month period following closing.

Total rental expense for operating leases for the years indicated was: for 2004, approximately $4.2 million; for 2003, approximately $3.5 million; and for 2002, approximately $2.9 million.  The Company and its subsidiaries have obligations under operating leases that expire by 2014 with initial noncancelable terms in excess of one year.  Aggregate annual rentals for office space and computer and office equipment are as follows (in thousands):

2005	$4,117
2006	4,041
2007	3,615
2008	2,617
2009	2,732
Thereafter	9,661
Total minimum rental payments	$26,783

The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations.  The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

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

18. NET CAPITAL REQUIREMENTS OF SUBSIDIARIES

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2004, SMH had net capital of $18.2 million, which was $17.3 million in excess of its required net capital of $862,000.  PMT is required by the Texas Department of Banking to maintain minimum capital of $1.5 million.  At December 31, 2004, PMT had net capital of $4.5 million.

19. BUSINESS SEGMENT INFORMATION

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

The Institutional Brokerage segment distributes equity and fixed income products through its distribution network to its institutional clients. Institutional revenues consist of commissions and principal credits earned on transactions in customer brokerage accounts, net interest on customers’ margin loan and credit account balances, and sales credits from the distribution of investment banking products.

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

The following summarizes certain financial information of each reportable business segment for each of the three years in the period ended December 31, 2004.  SMHG does not analyze asset information in all business segments.

	2004	2003	2002
	(in thousands)
Revenues:
Retail brokerage	$17,463	$13,075	$10,159
Institutional brokerage	30,760	31,125	31,562
Asset management	31,352	19,926	15,769
Prime brokerage	20,363	23,009	15,770
Investment banking	16,536	12,326	7,443
Corporate and other	5,058	4,473	1,674
Total	$121,532	$103,934	$82,377

Income (loss) before equity in income of limited partnerships, minority interest and income taxes:
Retail brokerage	$1,359	$723	$(296)
Institutional brokerage	5,243	5,371	6,402
Asset management	11,325	6,700	6,427
Prime brokerage	3,087	4,051	3,143
Investment banking	7,254	5,403	5,044
Corporate and other	(9,689)	(8,315)	(11,083)
Total	$18,579	$13,933	$9,637

Equity in income (loss) of limited partnerships:
Retail brokerage	$—	$—	$—
Institutional brokerage	—	—	—
Asset management	5,646	4,478	2,260
Prime brokerage	—	—	—
Investment banking	—	—	—
Corporate and other	846	(173)	92
Total	$6,492	$4,305	$2,352

Minority interests in net (income) loss of consolidated companies:
Retail brokerage	$—	$—	$—
Institutional brokerage	—	—	—
Asset management	(4,201)	(1,028)	(2,986)
Prime brokerage	—	—	—
Investment banking	—	—	—
Corporate and other	25	—	—
Total	$(4,176)	$(1,028)	$(2,986)

Income (loss) before income taxes:
Retail brokerage	$1,359	$723	$(296)
Institutional brokerage	5,243	5,371	6,402
Asset management	12,770	10,150	5,701
Prime brokerage	3,087	4,051	3,143
Investment banking	7,254	5,403	5,044
Corporate and other	(8,818)	(8,488)	(10,991)
Total	$20,895	$17,210	$9,003

20. SUPPLEMENTAL CASH FLOW INFORMATION

	2004	2003	2002
	(in thousands)

Cash paid for interest	$37	$6	$6
Cash paid for income taxes	8,543	5,380	3,407
Cash received from income tax refunds	—	—	292
Non-cash investing and financing activities:
Acquisitions:
Receivables	799	396	—
Fixed assets, net	31	—	—
Other assets	(978)	160	—
Securities owned	(800)	—	—
Goodwill	13,075	—	—
Accounts payable and accrued liabilities	(1,049)	(206)	—
Minority interests	2	—	—
Commitment to issue common stock	(7,819)	—	—

21. RELATED PARTIES

SMH earned fees (for 2004, $1.4 million; for 2003, $1.7 million; and for 2002, $1.2 million) through the sale of annuity products from HWG Insurance Agency, Inc.  The sole shareholder of HWG Insurance Agency is an employee of SMH.

The Company, through its wholly owned venture capital investment company subsidiary, SMHG Capital Inc., owns an investment in Brava Therapeutics, Inc. (“Brava”), formerly named BioCyte Therapeutics, Inc.  The financial results of Brava are consolidated with those of SMHG.  The Company’s president has an investment in Brava and serves on its board of directors.  Another employee of the Company has an investment in Brava, serves as the president of Brava, and also serves on its board of directors.

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

During 2004, the Company earned private placement commissions of approximately $824,000 from its role in raising capital for a client, which is majority owned by two directors of SMHG.

During 2001, the Company formed PTC – Houston Management, L.P. (“PTC”) to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston.  An advisory director of SMHG and his family are the principal owners of an entity that is a fifty percent owner of PTC.  Net operating income recognized by PTC totaled $1.6 million during 2004, $414,000 during 2003 and $4.4 million during 2002.  Fifty percent of the net operating income, or $782,000 in 2004, $207,000 in 2003, and $2.2 million in 2002, was attributable to each of SMHG and the advisory director-owned entity.

22.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Three Months Ended
	(in thousands, except share and per share amounts)

	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Total revenues	$29,807	$28,655	$28,561	$34,509

Net income	$3,270	$2,947	$2,675	$3,522

Basic earnings per share	$0.19	$0.17	$0.15	$0.19

Diluted earnings per share	$0.18	$0.16	$0.15	$0.19

Weighted average common shares outstanding and committed - diluted	17,987,680	18,186,799	18,212,456	18,805,341

	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Total revenues	$20,932	$27,619	$24,175	$31,208

Net income	$1,189	$3,395	$2,303	$3,528

Basic earnings per share	$0.07	$0.20	$0.13	$0.20

Diluted earnings per share	$0.07	$0.19	$0.13	$0.20

Weighted average common shares outstanding and committed - diluted	17,394,518	17,641,257	17,669,969	17,736,445

23.  SUBSEQUENT EVENTS

On February 18, 2005, the Company announced that its board of directors declared a cash dividend for the first quarter of 2005, in the amount of $0.045 per share of common stock.  The cash dividend will be payable on April 15, 2005 to holders of record as of the close of business on April 1, 2005.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

Item 9A.    Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act), as of the end of the fiscal period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes made in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and board of directors of the Company; and, (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements.  KPMG’s attestation report on management’s assessment of the Company’s internal control financial reporting appears on page  56 hereof.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sanders Morris Harris Group Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting, that Sanders Morris Harris Group Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Sanders Morris Harris Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that a (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sanders Morris Harris Group Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Sanders Morris Harris Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
March 14, 2005

Item 9B.  Other Information

Not applicable.

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

Item 15.    Exhibits and Financial Statement Schedules

(a)     1.   Financial Statements

The following financial statements of the Company and Report of Independent Registered Public Accounting Firm’s Report are included under Part II Item 8 of this Form 10-K.

Sanders Morris Harris Group Inc.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2004 and 2003
Consolidated Statement of Operations for each of the years in the three-year period endedDecember 31, 2004
Consolidated Statement of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2004
Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 2004
Notes to Consolidated Financial Statements

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

(b)           Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2005.

SANDERS MORRIS HARRIS GROUP INC.

By:	/s/ BEN T. MORRIS
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the 14th day of March 2005.

Signature	Title

/s/ BEN T. MORRIS	Chief Executive Officer and Director
Ben T. Morris	(Principal Executive Officer)

/s/ ROBERT E. GARRISON II	President and Director
Robert E. Garrison II

/s/ GEORGE L. BALL	Chairman of the Board
George L. Ball

/s/ DON A. SANDERS	Vice Chairman
Don A. Sanders

/s/ RICHARD E. BEAN	Director
Richard E. Bean

/s/ ROBERT M. COLLIE	Director
Robert M. Collie

/s/ CHARLES W. DUNCAN, III	Director
Charles W. Duncan, III

/s/ TITUS H. HARRIS, JR.	Director
Titus H. Harris, Jr.

/s/ GERALD H. HUNSICKER	Director
Gerald H. Hunsicker

/s/ SCOTT MCCLELLAND	Director
Scott McClelland

/s/ ALBERT W. NIEMI, JR., PH.D.	Director
Albert W. Niemi, Jr., Ph.D.

/s/ NOLAN RYAN	Director
Nolan Ryan

/s/ W. BLAIR WALTRIP	Director
W. Blair Waltrip

/s/ DAN S. WILFORD	Director
Dan S. Wilford

/s/ RICK BERRY	Chief Financial Officer

Rick Berry

(Principal Financial and Accounting Officer)

Index to exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company, as amended (Filed as Exhibit 3.1 to the Company’s Form 10-K for the year ending December 31, 2001 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (Filed as an exhibit to the Company’s Form 10-K for the year ending December 31, 1998. (File No. 333-65417) and incorporated herein by reference).
†10.01	1998 Incentive Plan of the Company, as amended (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company dated May 3, 2002 and incorporated herein by reference).
†10.02

Sanders Morris Harris Group Inc. Capital Incentive Program (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-30066) and incorporated herein by reference.

10.03

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

10.04	Letter Agreement dated April 7, 1999 between the Pershing Division of Donaldson, Lufkin Jenrette Securities Corporation and Harris Webb & Garrison, Inc.
10.05

Autotrust Agreement dated January 9, 1998 between SunGard Trust Systems Inc. and Pinnacle Management & Trust Company (Filed as an exhibit to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (Reg. No. 333-65417) and incorporated herein by reference).

10.06	Office Lease Agreement and related amendments dated September 25, 1996 between Texas Tower Limited and Sanders Morris Mundy Inc.
*21.1	List of Subsidiaries of the Registrant.
*23.1	Consent of KPMG LLP.
*31.1	Rule 13a-14(a)/15d – 14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d – 14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

† Management contract on compensation plan or arrangement.