Form 10-Q
period 2005-03-31
SANDERS MORRIS HARRIS GROUP INC
filed 2005-05-10
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005, OR

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
YES   ☒      NO  ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 1, 2005, was 18,446,084.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$19,948	$21,678
Receivables, net of allowance of $476
Broker-dealers	553	412
Customers	5,793	6,662
Related parties	3,955	5,986
Other	3,669	4,834
Deposits with clearing brokers	1,069	1,068
Securities owned	59,927	56,851
Securities available for sale	3,366	3,078
Furniture and equipment, net	7,989	7,643
Other assets	2,181	1,915
Goodwill, net	61,722	61,722
Total assets	$170,172	$171,849

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$11,695	$19,882
Deferred tax liability, net	668	1,526
Securities sold, not yet purchased	10,216	6,349
Other liabilities	52	78
Total liabilities	22,631	27,835

Commitments and contingencies

Minority interests	5,910	5,230

Shareholders’ equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 19,113,536 and 18,547,978 shares issued, respectively	191	185
Common stock committed, 440,000 shares	—	7,819
Additional paid-in capital	130,958	120,988
Receivables for shares issued	(1,335)	(1,494)
Retained earnings	17,618	16,452
Accumulated other comprehensive loss	(56)	(50)
Unearned compensation	(2,264)	(1,635)
Treasury stock at cost, 739,402 shares	(3,481)	(3,481)
Total shareholders’ equity	141,631	138,784
Total liabilities and shareholders’ equity	$170,172	$171,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Commissions	$11,352	$13,910
Principal transactions	1,850	1,454
Investment banking	6,092	9,536
Fiduciary, custodial and advisory fees	5,012	3,520
Interest and dividends	1,183	865
Other income	851	522
Total revenues	26,340	29,807
Expenses:
Employee compensation and benefits	16,491	17,857
Floor brokerage, exchange and clearance fees	1,068	1,215
Communications and data processing	1,766	1,537
Occupancy	2,072	1,708
Other general and administrative	2,754	2,445
Total expenses	24,151	24,762
Income before equity in income of limited partnerships, minority interests, and income taxes	2,189	5,045
Equity in income of limited partnerships	1,696	805
Income before minority interests and income taxes	3,885	5,850
Minority interests in net income of consolidated companies	(797)	(452)
Income before income taxes	3,088	5,398

Provision for income taxes	(1,255)	(2,128)
Net income	$1,833	$3,270
Earnings per share:
Basic	$0.10	$0.19
Diluted	$0.10	$0.18

Weighted average common shares outstanding:
Basic	18,304,652	17,394,045
Diluted	18,962,386	17,987,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2005

(in thousands, except shares)

(unaudited)

	Amounts		Shares
Common stock
Balance, beginning of period	$185		18,547,978
Stock issued pursuant to commitment	5		440,000
Stock issued pursuant to employee benefit plan	1		125,558
Balance, end of period	191		19,113,536
Common stock committed
Balance, beginning of period	7,819		440,000
Stock issued	(7,819)		(440,000)
Balance, end of period	—		—
Additional paid-in capital
Balance, beginning of period	120,988
Stock issued pursuant to commitment	7,814
Stock issued pursuant to employee benefit plan	2,156
Balance, end of period	130,958
Receivables for shares issued
Balance, beginning of period	(1,494)
Issuance of restricted stock	(42)
Amortization of notes receivable	201
Balance, end of period	(1,335)
Retained earnings
Balance, beginning of period	16,452
Dividends ($0.045 per share)	(667)
Net income	1,833	1,833
Balance, end of period	17,618	1,833
Accumulated other comprehensive loss
Balance, beginning of period	(50)
Net change in unrealized depreciation on securities available for sale	(9)	(9)
Income tax benefit on change	3	3
Balance, end of period	(56)	(6)
Comprehensive income		1,827
Unearned compensation
Balance, beginning of period	(1,635)
Net issuance of restricted stock	(907)
Amortization of unearned compensation	278
Balance, end of period	(2,264)
Treasury stock
Balance, beginning of period	(3,481)		(739,402)
Balance, end of period	(3,481)		(739,402)
Total shareholders’ equity and common shares outstanding	$141,631		18,374,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,833	$3,270
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on securities available for sale	—	(11)
Depreciation	448	475
Provision for bad debts	52	46
Compensation expense related to amortization of notes receivable and unearned compensation	479	486
Deferred income taxes	(855)	(699)
Equity in income of limited partnerships	(1,696)	(805)
Minority interests in income of consolidated companies	797	452
Changes in assets and liabilities:
Decrease (increase) in receivables	3,872	(223)
Increase in deposits with clearing brokers	(1)	—
Increase in securities owned	(1,380)	(7,001)
Increase in other assets	(266)	(455)
Increase in securities sold, not yet purchased	3,867	504
Decrease in other liabilities	(26)	(22)
Decrease in accounts payable and accrued liabilities	(8,187)	(2,429)
Net cash used in operating activities	(1,063)	(6,412)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(794)	(1,495)
Cash of business consolidated	—	49
Purchase of securities available for sale	(298)	(41)
Proceeds from sales and maturities of securities available for sale	1	318
Net cash used in investing activities	(1,091)	(1,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(183)
Proceeds from shares issued	1,208	828
Distributions to minority interests	(117)	(88)
Payments of cash dividends	(667)	(518)
Net cash provided by financing activities	424	39
Net decrease in cash and cash equivalents	(1,730)	(7,542)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,678	32,590
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,948	$25,048
Noncash investing and financing activities:
Cash paid (refund) for income taxes, net	$292	$(15)
Consolidation:
Fixed assets	—	6
Other assets	—	(5)
Securities owned	—	(800)
Goodwill	—	800
Accounts payable and accrued liabilities	—	(18)
Minority interests	—	(32)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

Nature of Operations

Through its operating subsidiaries Sanders Morris Harris Inc. (“Sanders Morris Harris” or “SMH”), Salient Capital Management (“Salient/PMT”), SMH Capital Advisors (“SMCA”), Charlotte Capital, and Select Sports Group (“SSG”), Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including institutional, retail and prime brokerage, principal trading, investment banking, merchant banking, financial advisory, trust related services, investment management, financial planning and sports representation and management.  The Company serves a diverse group of institutional, corporate and individual clients.

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

In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at March 31, 2005, our results of operations for the three months ended March 31, 2005 and 2004, and our cash flows for the three months ended March 31, 2005 and 2004.  All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Effects of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).”  SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  SFAS 123R is effective for the Company on January 1, 2006.  The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”).  Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R.  The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.  Based on the stock-based compensation awards outstanding as of March 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $45,000 beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R.  Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchase and cancellations of existing awards before and after the adoption of this standard.

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

The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148:

	Three Months Ended March 31,
	2005	2004
Net income as reported	$1,833	$3,270
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(58)	(60)
Adjusted income	$1,775	$3,210

Earnings per share
Basic-as reported	$0.10	$0.19
Basic-pro forma	$0.10	$0.18

Diluted-as reported	$0.10	$0.18
Diluted-pro forma	$0.09	$0.18

Reclassifications

Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform them with the 2005 presentation.   The reclassifications had no effect on retained earnings, results of operations or cash flows as previously reported.

2.              ACQUISITIONS

On April 1, 2004, the Company acquired a 69% interest in Charlotte Capital from a previous investor.  Employees of Charlotte Capital retained a 31% ownership interest in the firm.  Charlotte Capital, based in Charlotte, North Carolina, manages approximately $400 million in assets for institutional investors in small cap value and small/mid cap value styles.  SMHG paid $3.4 million in cash at closing, and is obligated to pay an additional amount in 18 months.  The base amount of the additional payment is $2.3 million; however, it may be adjusted up or down based on changes in the firm’s revenues and assets under management for the 18 month period beginning April 1, 2004.  No additional consideration has been earned through March 31, 2005 as the calculation is based on the 18-month period ending September 30, 2005.  Employees of Charlotte Capital can earn up to an additional 9% ownership interest by achieving specified revenue run rates during the 18-month period following closing.  The acquisition was accounted for as a purchase, and accordingly, the financial information of Charlotte Capital has been included in the Company’s consolidated financial statements from April 1, 2004.  The initial consideration of $3.4 million exceeded the fair market value of identifiable net tangible assets by approximately $4.5 million, which has been recorded as goodwill.

On November 23, 2004, the Company acquired a 50% interest in Select Sports Group(“SSG”), a sports representation and management services firm based in Houston, Texas.  The former owners of SSG received cash of approximately $2.8 million and 66,538 common shares of the Company with a market value of $965,000.  Additionally, the Company paid SSG debt totaling approximately $596,000.  The Company’s investment in SSG is accounted for using the equity method.

3.              SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of March 31, 2005  were as follows:

	2005
	Owned	Sold, Not Yet Purchased
	(in thousands)
Marketable:
U.S. Government and agency	$11,962	$8,058
Corporate stocks	5,861	2,158
Corporate bonds	7,190	—
	25,013	10,216
Not readily marketable:
Partnerships	28,088	—
Corporate stocks and warrants	6,826	—
	$59,927	$10,216

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.  Not readily marketable securities consist of investments in limited partnerships, equities, options and warrants.  The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., Concept Capital, LLC, Select Sports Group, The Endowment Fund G.P., L.P., Endowment Advisors, L.P., SMH Private Equity Group, L.P., PTC-Houston Investors, LLC and High Conviction Portfolio.

The Company has issued a letter of credit in the amount of $1.2 million to the owner of one of the offices that we lease to secure payment of our lease obligation for that facility.  The letter of credit is secured by securities owned in the amount of $1.2 million.

4.              SECURITIES AVAILABLE FOR SALE

Securities available for sale at March 31, 2005  were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
2005:
U.S. Government and agency obligations	$1,036	$9	$(11)	$1,034
Corporate Bonds	251	—	(2)	249
Marketable equity securities	1,160	13	(185)	988
Partnerships	1,011	84	—	1,095
Total	$3,458	$106	$(198)	$3,366

The contractual maturities of debt securities available for sale at March 31, 2005, were as follows (in thousands):

Due before 5 years	$986
Due after 25 years through 30 years	$297

Gross realized gains on sales of securities available for sale were $0 for the three months ended March 31, 2005 and $11,000 for the three months ended March 31, 2004.  No realized losses on securities available for sale were recorded for the three months ended March 31, 2005 and 2004.

The Company has pledged securities valued at $250,000 to the bank commissioner of the state of Oklahoma to secure its performance of fiduciary duties for trust activities in that state.

5.              INCOME TAXES

The differences between the effective tax rate reflected in the income tax provision from operations and the statutory federal rate were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Tax computed using the statutory rate	$1,081	$1,835
State income taxes and other	174	293
Total	$1,255	$2,128

6.              COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into underwriting commitments.  There were no firm underwriting commitments open at March 31, 2005.

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

The Company has issued a letter of credit in the amount of $1.2 million to the owner of one of the offices that we lease to secure payment of our lease obligation for that facility.  The letter of credit is secured by securities owned in the amount of $1.2 million.

7.              EARNINGS PER COMMON SHARE

Basic and diluted earnings per-share computations for the periods indicated were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except share and per share amounts)

Computation of basic earnings per common share
Net income	$1,833	$3,270
Weighted average common shares outstanding	18,304,652	17,394,045
Basic income per common share	$0.10	$0.19

	Three Months Ended March 31,
	2005	2004
	(in thousands, except share and per share amounts)

Computation of diluted earnings per common share
Net income	$1,833	$3,270
Weighted average common shares outstanding	18,304,652	17,394,045
Common shares issuable under stock option plan	981,896	1,033,627
Less shares assumed repurchased with proceeds	(324,162)	(439,992)
Weighted average common shares outstanding	18,962,386	17,987,680
Diluted income per common share	$0.10	$0.18

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

The Corporate and Other segment includes realized and unrealized gains and losses on the Company’s investment portfolios and interest and dividends earned on our cash and securities positions. Unallocated corporate revenues and expenses are included in Corporate and Other.  Gains and losses from sports representation and management services performed by SSG are included in Corporate and Other.

The following summarizes certain financial information of each reportable business segment for the three months in the period ended March 31, 2005 and 2004, respectively.  SMHG does not analyze asset information in all business segments.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Revenues:
Retail brokerage	$4,651	$4,106
Institutional brokerage	5,832	8,221
Asset management	7,042	6,232
Prime brokerage	4,111	5,003
Investment banking	3,673	5,850
Corporate and other	1,031	395
Total	$26,340	$29,807

Income (loss) before equity in income of limited partnerships, minority interest and income taxes:
Retail brokerage	$617	$198
Institutional brokerage	425	1,436
Asset management	1,414	1,786
Prime brokerage	389	906
Investment banking	1,033	3,438
Corporate and other	(1,689)	(2,719)
Total	$2,189	$5,045

Equity in income of limited partnerships:
Retail brokerage	$—	$—
Institutional brokerage	—	—
Asset management	1,666	732
Prime brokerage	—	—
Investment banking	—	—
Corporate and other	30	73
Total	$1,696	$805

Minority interests in net (income) loss of consolidated companies:
Retail brokerage	$—	$—
Institutional brokerage	—	—
Asset management	(799)	(465)
Prime brokerage	—	—
Investment banking	—	—
Corporate and other	2	13
Total	$(797)	$(452)

Income (loss) before income taxes:
Retail brokerage	$617	$198
Institutional brokerage	425	1,436
Asset management	2,281	2,053
Prime brokerage	389	906
Investment banking	1,033	3,438
Corporate and other	(1,657)	(2,633)
Total	$3,088	$5,398

9.              EMPLOYEE BENEFIT PLANS

Under its 1998 Incentive Plan, as amended, the Company has reserved 25% of the outstanding Common Stock of the Company, or 4,000,000 shares of Common Stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan.  The Company had 1,322,702 shares of Common Stock available for grant under the Incentive Plan at March 31, 2005.

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

Restricted and Capital Incentive Plan (“CIP”)

Effective January 2, 2001, the Company adopted the CIP under its Incentive Plan in which eligible employees and consultants may purchase in lieu of salary, commission or bonus, shares of the Company’s restricted common stock at a price equal to 66.6% of the 20-day average of the closing sales prices for a share of the Company’s common stock, ending on the day prior to the date the shares are issued.

All shares issued are valued at the closing price on the date the shares are issued.  Consideration paid through the deferral of salaries, commissions, or discretionary bonuses is recorded as compensation expense on the date the shares are issued.  The difference between the value of the shares issued and the consideration paid is recorded as unearned compensation and is shown as a separate component of shareholders’ equity.  Additionally, shares are issued under the CIP in conjunction with notes receivable, which are amortized to compensation expense over the three to five year vesting periods.

The following summarizes certain information related to the CIP for the three months ended March 31, 2005

	Three Months Ended March 31,
	2005	2004
	(in thousands, except shares)

Number of shares issued	58,426	118,137
Value of shares issued	$995	$1,435
Additions to unearned compensation	907	527
Additions to notes receivable	42	908
Amortization of unearned compensation	278	186
Amortization of notes receivable	201	300

10.       RELATED PARTIES

The Company had receivables from related parties totaling $4.0 million at March 31, 2005, primarily consisting of  $3.4 million of notes receivable from employees and consultants.

11.  SUBSEQUENT EVENT

In May 2005, the Company paid approximately $12.5 million in cash and SMHG stock for a 51% interest in the Edelman Financial Center, LLC, (“Edelman”).  SMHG may have to pay more for the interest if Edelman’s earnings for the one-year ended September 30, 2006 exceed various threshold levels.  SMHG has agreed to acquire the remaining 49% of Edelman over a period of four years at a purchase price determined by a multiple of pretax income that varies with the compound annual growth rate of Edelman’s earnings.  SMHG has advanced Edelman cash and SMHG common stock totaling $7.5 million in value that will be applied against any future consideration payments for both the 51% interest and the remaining interest to be acquired later.  Edelman, based in Fairfax, Virginia, manages assets in excess of $2.6 billion for individuals and families.

In May 2005, SMHG entered into a one-year $15.0 million revolving credit facility with a bank.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and their related notes.

General

We provide a broad range of financial and other professional services, including institutional, retail and prime brokerage, principal trading, investment banking, merchant banking, financial advisory, trust related services, investment management, financial planning and sports representation and management. All of these activities are highly competitive and are sensitive to many factors outside our control, including those factors listed under “Factors Affecting Forward-Looking Statements.”

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

Expenses.  Our expenses consist of (1) employee compensation and benefits, (2) brokerage and clearing costs, and (3) other expenses.  Compensation and benefits have both a variable component based on revenue production and a fixed component.  The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives.  Retail and institutional commissions are based on a competitive commission schedule.  The investment banking group and the research group receive a salary and discretionary bonus as compensation.  The fixed component includes administrative and executive salaries, payroll taxes, employee benefits and temporary employee costs.  Compensation and benefits is our largest expense item and includes wages, salaries and benefits. During the first three months of 2005, compensation and benefits represented 68% of total expenses and 63% of total revenues compared to 72% of total expenses, and 60% of total revenues during the same period in 2004.

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

Overview

Our financial services business is affected by general economic conditions. The instability in the overall stock market has had a negative impact on our commission revenues, underwriting fees derived from public offerings, and advisory fees from private placements.

Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management. The growth in assets under management resulted in higher management fees for the Company.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total revenues were $26.3 million in the first quarter of 2005 compared to $29.8 million for the same quarter in 2004.  A decline in revenues from commissions and investment banking was partially offset by an increase in fiduciary, custodial and advisory fees.  Total expenses for the first quarter of 2005 decreased to $24.2 million from $24.8 million in the same quarter of the previous year.  Equity in income of limited partnerships increased from $805,000 during the first quarter of 2004 to $1.7 million during the first quarter of 2005 reflecting the receipt of a $1.1 million carried interest payment from one of the limited partnerships managed by the Company.  The payment represents a tax distribution that the partnership was obligated to pay during 1998, but was unable to do so until the first quarter of 2005, due to a lack of liquidity at the partnership during the 1999 through 2004 period.  Net income for the three month period ended March 31, 2005 declined to $1.8 million from $3.3 million in the same period in 2004.  Basic income per share was $0.10 for the three months ended March 31, 2005 compared to $0.19 for the same period in 2004.   Diluted income per share was $0.10 for the three months ended March 31, 2005 compared to $0.18 for the same period in 2004.

Commissions revenue declined to $11.4 million in the first quarter of 2005 from $13.9 million for the same period in 2004, primarily as a result of reduced trading volume in our institutional divisions as well as an overall reduction in commission rates in our prime brokerage division.  Principal transactions revenue totaled $1.9 million for the first quarter of 2005 versus $1.5 million in the first quarter of 2004.  Investment banking revenue declined to $6.1 million during the first quarter of 2005 from $9.5 million in the same period of 2004, principally due to a reduction in private placement and advisory fees.  Revenues from fiduciary, custodial and advisory fees increased to $5.0 million in the first quarter of 2005 from $3.5 million in the same quarter of 2004 primarily due to the acquisition of Charlotte Capital during the second quarter of 2004.  Interest and dividend income increased to $1.2 million in the first quarter of 2005 from $865,000 in the same period last year, due to higher margin interest reflecting an increase in margin balances.  Other income increased from $522,000 during the first quarter of 2004 to $851,000 during  the same period in 2005.

During the three months ended March 31, 2005, employee compensation and benefits declined to $16.5 million from $17.9 million in the same period last year due to lower revenues during 2005.  Floor brokerage, exchange and clearance fees declined to $1.1 million in the first quarter of 2005 from $1.2 million in the same quarter of 2004 reflecting lower clearing and execution costs resulting from the reduced trading volume.  Communication and data processing costs increased to $1.8 million in 2005 from $1.5 million in the same period last year resulting primarily from increased personnel and additional offices.  Occupancy costs totaled $2.1 million during the first quarter of 2005, compared to $1.7 million in the prior year quarter due to expansion of our New York City offices, and the addition of Charlotte Capital.  Other general and administrative expenses increased to $2.8 million during the first three months of 2005 from $2.4 million in the first quarter of last year mainly due to our growth.

Our effective tax rate was 40.6% for the three months ended March 31, 2005 compared to 39.4% for the three months ended March 31, 2004.

RESULTS BY SEGMENT

Retail Brokerage

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Revenues	$4,651	$4,106

Income before income taxes	$617	$198

Revenues from retail brokerage increased to $4.7 million from $4.1 million, and income before income taxes increased to $617,000 from $198,000.  Sales credits from investment banking transactions increased to $1.0 million from $724,000 due to an increase in fees earned from the Company’s participation in private placement transactions and public offerings.

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Revenues	$5,832	$8,221

Income before income taxes	$425	$1,436

Institutional Brokerage

Revenues from institutional brokerage declined to $5.8 million from $8.2 million, and income before taxes declined to $425,000 from $1.4 million.  Commission revenue declined to $4.2 million from $5.5 million due to a slowdown in institutional commission transactions and a decline in commission rates. Sales credits from investment banking transactions declined to $1.1 million from $2.1 million, due to a decrease in fees earned from the Company’s participation in underwriting syndicates.  Compensation expense declined from $5.4 million during 2004 to $4.0 million during 2005 primarily due to the revenue decline.

Asset Management

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Revenues	$7,042	$6,232

Income before income taxes	$2,281	$2,053

Revenues from asset management increased to $7.0 million from $6.2 million, and income before taxes increased to $2.3 million from $2.1 million. Fiduciary, custodial and advisory fees increased to $4.8 million from $3.2 million. The acquisition of Charlotte Capital in April 2004, and growth in assets under management at Salient/PMT and Cummer/Moyers have contributed to the increase in revenues from advisory fees.  Total expenses rose to $5.6 million from $4.4 million due to the higher revenues and the acquisition a 69% interest in Charlotte Capital.  The change in value of our investments in limited partnerships as well as the receipt of a $1.1 million carried interest payment from one of the limited partnerships managed by the Company resulted in a gain of $1.7 million in 2005, compared to $732,000 in 2004.  The payment represents a tax distribution that the partnership was obligated to pay during 1998, but was unable to do so until the first quarter of 2005, due to a lack of liquidity at the partnership during the 1999 through 2004 period.  Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in the Company’s consolidated financial statements.  Income attributable to minority interests, which reduces SMHG’s pretax income, increased to $799,000 in 2005 from $465,000 in 2004, principally due to increased income from the Company’s ownership of 69% of Charlotte Capital.

Prime Brokerage

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Revenues	$4,111	$5,003

Income before income taxes	$389	$906

Revenues from prime brokerage declined to $4.1 million from $5.0 million, and income before taxes decreased to $389,000 from $906,000. Commission revenue decreased to $3.2 million from $4.3 million reflecting an overall reduction in commission rates.  Compensation expense decreased to $1.9 million from $2.6 million due to lower revenues.

Investment Banking

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Revenues	$3,673	$5,850

Income before income taxes	$1,033	$3,438

Revenues from investment banking declined to $3.7 million from $5.9 million, and income before taxes decreased to $1.0 million from $3.4 million.  The revenue decline is primarily due to decreased revenues from private placement transactions and advisory fees during 2005.

Corporate and Other

	Three Months Ended March 31,
	2005	2004
	(in thousands)

Revenues	$1,031	$395

Loss before income taxes	$(1,657)	$(2,633)

Revenues from corporate and other increased to $1.0 million from $395,000, and the loss before taxes declined to $1.7 million from $2.6 million.  Revenues from principal transactions, which consist principally of changes in the values of our investment portfolios, increased to $201,000 in 2005, from a loss of $118,000 in 2004.  Interest and dividend income increased to $756,000 from $405,000.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold.

At March 31, 2005, we had approximately $19.9 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 29% of our total assets at the end of the first quarter.

For the three months ended March 31, 2005, net cash used in operations totaled $1.1 million versus $6.4 million during the first three months of 2004.  Accounts payable and accrued liabilities declined by $8.2 million during the three months ended March 31, 2005, principally due to the payment of accrued compensation during the first quarter of 2005.  Securities owned increased by $1.4 million during the first three months of 2005, primarily due to new investments and net realized and unrealized gains on the investment portfolio.  The realized gains are generally reinvested in the portfolio.  The increase of $3.9 million in securities sold, not yet purchased in 2005 consist primarily of securities sold short to hedge against similar positions recorded as securities owned.

Capital expenditures for the first quarter of 2005 were $794,000, mainly for the purchase of furniture,  computer equipment and software, as well as for leasehold improvements, necessary for our growth.

At March 31, 2005, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission’s Uniform Net Capital Rules and had capital in excess of the required minimum.  Salient/PMT was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risks

At March 31, 2005, Salient/PMT had securities available for sale with a fair value of $3.4 million.   These securities have an original cost of $3.5 million, and are subject to equity price risk.  At March 31, 2005, the unrealized decline in market value totaling $92,000 less tax of $36,000 has been included as a separate component of shareholders’ equity.

Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary.  Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Management believes the unrealized losses are temporary at March 31, 2005.  However, a write-down accounted for as a realized loss may be necessary in the future.

At March 31, 2005, securities owned by the Company were recorded at a fair value of $59.9 million, including $25.0 million in marketable securities, $28.1 million representing the Company’s investments in limited partnerships and $6.8 million representing other not readily marketable securities.

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under Exchange Act), as of the end of the fiscal period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes made in our internal controls over financials reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 9, 2005