Form 10-Q
period 2005-06-30
SANDERS MORRIS HARRIS GROUP INC
filed 2005-08-09
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005, OR

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of August 1, 2005, was 18,845,852.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except shares)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Cash and cash equivalents	$14,284	$21,678
Receivables, net of allowance of $476
Broker-dealers	508	412
Customers	7,757	6,662
Related parties	3,956	5,986
Other	6,647	4,834
Deposits with clearing brokers	2,291	1,068
Securities owned	52,672	56,851
Securities available for sale	3,896	3,078
Furniture and equipment, net	8,428	7,643
Other assets	2,082	1,915
Goodwill, net	84,407	61,722
Total assets	$186,928	$171,849

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities	$14,626	$19,882
Short term borrowings	10,500	--
Deferred tax liability, net	447	1,526
Securities sold, not yet purchased	2,967	6,349
Payable to clearing brokers	1,356	10
Other liabilities	34	68
Total liabilities	29,930	27,835

Commitments and contingencies

Minority interests	6,114	5,230

Shareholders' equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized;
no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized;
19,572,629 and 18,547,978 shares issued, respectively	196	185
Common stock committed, 440,000 shares	--	7,819
Additional paid-in capital	138,786	120,988
Receivables for shares issued	(1,132)	(1,494)
Retained earnings	19,015	16,452
Accumulated other comprehensive loss	(24)	(50)
Unearned compensation	(2,476)	(1,635)
Treasury stock at cost, 739,402 shares	(3,481)	(3,481)

Total shareholders' equity	150,884	138,784
Total liabilities and shareholders' equity	$186,928	$171,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues:
Commissions	$10,085	$12,135	$21,436	$26,045
Principal transactions	2,221	1,989	4,071	3,442
Investment banking	8,088	7,825	14,181	17,361
Fiduciary, custodial and advisory fees	8,094	5,210	13,107	8,730
Interest and dividends	1,138	979	2,320	1,845
Other income	873	517	1,724	1,039
Total revenues	30,499	28,655	56,839	58,462

Expenses:
Employee compensation and benefits	17,719	17,118	34,210	34,975
Floor brokerage, exchange and clearance fees	1,124	1,310	2,192	2,526
Communications and data processing	2,230	1,926	3,996	3,462
Occupancy	1,939	1,695	4,011	3,403
Other general and administrative	3,593	2,809	6,347	5,254
Total expenses	26,605	24,858	50,756	49,620

Income before equity in income of
limited partnerships, minority interests,
and income taxes	3,894	3,797	6,083	8,842
Equity in income of limited partnerships	706	2,025	2,402	2,830
Income before minority interests and income taxes	4,600	5,822	8,485	11,672

Minority interests in net income of consolidated
companies	(828)	(933)	(1,625)	(1,385)
Income before income taxes	3,772	4,889	6,860	10,287

Provision for income taxes	1,546	1,942	2,802	4,070
Net income	$2,226	$2,947	$4,058	$6,217

Earnings per share:
Basic	$0.12	$0.17	$0.22	$0.36
Diluted	$0.12	$0.16	$0.21	$0.34

Weighted average common shares outstanding:
Basic	18,605,636	17,592,623	18,455,976	17,493,334
Diluted	19,209,037	18,186,799	19,086,352	18,088,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the six months ended June 30, 2005
(in thousands, except share and per share amounts)
(unaudited)

	Amounts		Shares

Common stock
Balance, beginning of period	$185		18,547,978
Stock issued pursuant to commitment	5		440,000
Stock issued pursuant to employee benefit plan	2		222,546
Stock issued for acquisitions	4		362,105
Balance, end of period	196		19,572,629
Common stock committed
Balance, beginning of period	7,819		440,000
Stock issued	(7,819)		(440,000)
Balance, end of period	--		--
Additional paid-in capital
Balance, beginning of period	120,988
Stock issued pursuant to commitment	7,814
Stock issued pursuant to employee benefit plan	3,738
Stock issued for acquisitions	6,246
Balance, end of period	138,786
Receivables for shares issued
Balance, beginning of period	(1,494)
Issuance of restricted stock	(6)
Amortization of notes receivable	368
Balance, end of period	(1,132)
Retained earnings
Balance, beginning of period	16,452
Dividends ($0.0825 per share)	(1,495)
Net income	4,058	4,058
Balance, end of period	19,015	4,058
Accumulated other comprehensive loss
Balance, beginning of period	(50)
Net change in unrealized depreciation
on securities available for sale	43	43
Income tax benefit on change	(17)	(17)
Balance, end of period	(24)	26
Comprehensive income		4,084
Unearned compensation
Balance, beginning of period	(1,635)
Net issuance of restricted stock	(1,396)
Amortization of unearned compensation	555
Balance, end of period	(2,476)
Treasury stock
Balance, beginning of period	(3,481)		(739,402)
Balance, end of period	(3,481)		(739,402)
Total shareholders' equity and common shares outstanding	$150,884		18,833,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005 and 2004
(in thousands)
(unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,058	$6,217
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Realized loss (gain) on securities available for sale	5	(12)
Depreciation	954	974
Provision for bad debts	54	45
Compensation expense related to amortization of
notes receivable and unearned compensation	923	1,086
Deferred income taxes	(1,096)	(561)
Equity in income of limited partnerships	(2,402)	(2,830)
Minority interests in income of consolidated companies	1,624	1,385
Changes in assets and liabilities:
Increase in receivables	(1,028)	(5,986)
Increase in deposits with clearing brokers	(1,223)	--
Decrease in securities owned	6,581	387
Decrease in other assets	106	50
Decrease in securities sold, not yet purchased	(3,382)	(9)
Increase (decrease) in payable to clearing brokers	1,346	(6)
Decrease in other liabilities	(34)	(31)
Decrease in accounts payable and accrued liabilities	(6,064)	(4,140)
Net cash provided by (used in) operating activities	422	(3,431)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,401)	(4,234)
Acquisitions, net of cash acquired of $421 and $478, respectively	(16,129)	(2,938)
Cash of business consolidated	-	49
Purchase of securities available for sale	(851)	(1,163)
Proceeds from sales and maturities of securities available for sale	71	343
Net cash used in investing activities	(18,310)	(7,943)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	--	(183)
Proceeds from short term borrowings	10,500	--
Proceeds from shares issued	2,338	1,478
Investments by minority interests	41	27
Distributions to minority interests	(890)	(1,202)
Payments of cash dividends	(1,495)	(653)
Net cash provided by (used in) financing activities	10,494	(533)
Net decrease in cash and cash equivalents	(7,394)	(11,907)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,678	32,590
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,284	$20,683

Cash paid for income taxes, net	$4,576	$2,085
Noncash activities:
Acquisitions and consolidation:
Fixed assets	338	6
Other assets	273	(5)
Securities owned	--	(800)
Goodwill	22,685	800
Accounts payable and accrued liabilities	(808)	(18)
Minority interests	(109)	(32)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

  Nature of Operations

Through its operating subsidiaries Sanders Morris Harris Inc. (“Sanders Morris Harris” or “SMH”), Salient Capital Management (“Salient/PMT”), SMH Capital Advisors (“SMCA”), Charlotte Capital, Select Sports Group (“SSG”), and Edelman Financial Center (“Edelman”), Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including institutional, retail and prime brokerage, principal trading, investment banking, merchant banking, financial advisory, trust related services, investment management, financial planning, and sports representation and management. The Company serves a diverse group of institutional, corporate, and individual clients.

The Company merged with and acquired its operating subsidiaries in 1999 through 2005. The acquisitions were accounted for using the purchase method and, as a result, current period results are not comparable to the prior periods.

  Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at June 30, 2005, our results of operations for the three and six months ended June 30, 2005 and 2004, and our cash flows for the six months ended June 30, 2005 and 2004. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.

  Effects of Recently Issued Accounting Standards

   In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004). SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006, must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of June 30, 2005, for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $41,000 beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchase, and cancellations of existing awards before and after the adoption of this standard.

In June 2005 the Emerging Issues Task Force (EITF) issued EITF No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. EITF No. 04-5 changes the accounting for general partners that are in certain industries. In conjunction with EITF No. 04-5, the FASB staff is planning to amend SOP 78-9, Accounting for Investments in Real Estate Ventures to be consistent with EITF No. 04-5. SOP 78-9-a, Interaction of AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights (SOP 78-9-a) will have the presumption that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. As a result of this new guidance, we will be required to consolidate for financial reporting purposes many of the limited partnerships for which we act as general partner. We are evaluating the impact that these new accounting standards will have on our consolidated financial statements. The effective date of SOP 78-9-a and EITF No. 04-5 is January 1, 2006.

Stock-Based Compensation

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions included in SFAS No. 148 in the notes to the condensed consolidated financial statements contained herein.

The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income as reported	$2,226	$2,947	$4,058	$6,217
Deduct: Total stock based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(58)	(194)	(117)	(254)
Proforma income	$2,168	$2,753	$3,941	$5,963

Earnings per share
Basic-as reported	$0.12	$0.17	$0.22	$0.36
Basic-pro forma	$0.12	$0.16	$0.21	$0.34

Diluted-as reported	$0.12	$0.16	$0.21	$0.34
Diluted-pro forma	$0.11	$0.15	$0.21	$0.33

Reclassifications

Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform them with the 2005 presentation. The reclassifications had no effect on retained earnings, results of operations or cash flows as previously reported.

2.	ACQUISITIONS AND DISPOSITION

On May 10, 2005, the Company acquired a 51% interest in The Edelman Financial Center LLC, one of the leading financial planning firms in the country. The Company will acquire the remaining 49% of Edelman over four years. Edelman, based in Fairfax, Virginia, manages over $2.6 billion in assets. At the initial closing, SMHG bought 51% of the outstanding membership units of Edelman (“the First Tranche Units”). The Company paid $12.5 million, in a combination of cash and shares of the Company’s common stock for the First Tranche Units. The consideration for the First Tranche Units is subject to later adjustment (the “Earn-Out Consideration”) based on a multiple of the net income of Edelman for the period of October 1, 2005 through September 30, 2006. The multiple used to calculate the Earn-Out Consideration will also be based upon the level of net income for the period. The Earn-Out Consideration will be paid 50% in cash and 50% in the Company’s common stock.

In May 2008, the Company will purchase an additional 25% membership interest in Edelman. The Company will pay an amount equal to 25% of a multiple of between 8 and 11 times Edelman’s net income for the fiscal year ending December 31, 2007 (the “Second Tranche Consideration”). The multiple will be determined based upon the compound annual growth rate of Edelman’s net income over a specified period. The Second Tranche Consideration will be paid in a combination of cash and the Company’s common stock.

In May 2009, the Company will purchase all of the remaining issued and outstanding membership interests of Edelman. The Company will pay an amount equal to 24% of a multiple of between 8 and 11 times Edelman’s net income for the fiscal year ending December 31, 2008 (the “Third Tranche Consideration”). The multiple will be determined based upon the compound annual growth rate of Edelman’s net income over a specified period. The Third Tranche Consideration will also be paid in a combination of cash and the Company’s common stock.

At the initial closing, the Company advanced an additional $7.5 million, in a combination of cash and the Company’s common stock, as a nonrefundable credit against future payments for the Earn-Out Consideration, the Second Tranche Consideration and the Third Tranche Consideration. Also, the aggregate issuances of common stock may never exceed 20% of the total number of shares of the Company’s common stock issued and outstanding on the initial closing date. The shares of common stock issued were not registered in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended.

The acquisition was accounted for as a purchase, and accordingly, the financial information of Edelman has been included in the Company’s consolidated financial statements from May 10, 2005. Consideration of $20.0 million, consisting of the initial consideration of $12.5 million and the $7.5 million nonrefundable credit against future payments, exceeded the fair market value of identifiable net tangible assets by approximately $20.2 million, which has been recorded as goodwill.

On April 15, 2005, the Company acquired a 50% interest in the investment advisory business of two financial advisors who are based in Colorado Springs, Colorado. The customer accounts were added to those of Sanders Morris Harris and the business will operate as SMH Colorado. The acquisition was accounted for as a purchase, and accordingly, the financial information of SMH Colorado has been included in the Company’s consolidated financial statements from April 15, 2005. The consideration of $2.5 million, consisting of a combination of cash and shares of the Company’s common stock, exceeded the fair market value of identifiable net tangible assets by $2.5 million, which has been recorded as goodwill.

On April 1, 2005, the Company sold its Douglas, Noyes division to a third party. The Company retained cash, receivables, and other fixed assets, as well as all accounts payable and accrued liabilities associated with Douglas, Noyes. Beginning in April 2006 and continuing thereafter, the Company will receive a portion of the investment advisory fees earned by Douglas, Noyes. SMHG recorded no gain or loss on the sale of Douglas, Noyes. Douglas, Noyes, based in New York City provides investment management services.

On November 23, 2004, the Company acquired a 50% interest in Select Sports Group, Ltd., a sports representation and management services firm based in Houston, Texas. The former owners of SSG received cash of approximately $2.8 million and 66,538 common shares of the Company with a market value of $965,000. Additionally, the Company paid SSG debt totaling approximately $596,000. The Company’s investment in SSG is accounted for using the equity method.

On April 1, 2004, the Company acquired a 69% member interest in Charlotte Capital, LLC from a previous investor. Employees of Charlotte Capital retained a 31% ownership interest in the firm. Charlotte Capital, based in Charlotte, North Carolina, manages approximately $400 million in assets for institutional investors in small cap value and small/mid cap value styles. SMHG paid $3.4 million in cash at closing, and is obligated to pay an additional amount in 18 months. The base amount of the additional payment is $2.3 million; however, it may be adjusted up or down based on changes in the firm’s revenues and assets under management for the 18 month period beginning April 1, 2004 and ending September 30, 2005. No additional consideration has been earned through June 30, 2005 as the calculation is based on the 18-month period ending September 30, 2005. Employees of Charlotte Capital can earn up to an additional 9% ownership interest by achieving specified revenue run rates during the 18-month period following closing. The acquisition was accounted for as a purchase, and accordingly, the financial information of Charlotte Capital has been included in the Company’s consolidated financial statements from April 1, 2004. The initial consideration of $3.4 million exceeded the fair market value of identifiable net tangible assets by approximately $4.5 million, which has been recorded as goodwill.

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of June 30, 2005 were as follows:

		Sold, Not Yet
	Owned	Purchased
	(in thousands)
Marketable:
U.S. Government and agency	$3,536	$1,774
Corporate stocks	6,450	1,193
Corporate bonds	7,286	--
	17,272	2,967
Not readily marketable:
Partnerships	29,087	--
Corporate stocks and warrants	6,313	--
	$52,672	$2,967

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. Not readily marketable securities consist of investments in limited partnerships, equities, options, and warrants. The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunities Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., Concept Capital, LLC, Select Sports Group Ltd., The Endowment Fund G.P., L.P., Endowment Advisors, L.P., SMH Private Equity Group, L.P., PTC-Houston Investors, LLC, Symmetry Capital, LLC, Global Hedged Equity Master Fund, L.P., and Salient Total Return Fund, L.P.

4.	SECURITIES AVAILABLE FOR SALE

Securities available for sale at June 30, 2005 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. Government and agency obligations	$1,035	$8	$(8)	$1,035
Corporate bonds	251	--	(2)	249
Equity securities	1,638	65	(158)	1,545
Partnerships	1,013	55	(1)	1,067
Total	$3,937	$128	$(169)	$3,896

The contractual maturities of debt securities available for sale at June 30, 2005, were as follows (in thousands):

Due before 5 years	$990

Due after 25 years through 30 years	$294

Gross realized gains on sales of securities available for sale were $6,000 for the six months ended June 30, 2005, and $13,000 for the six months ended June 30, 2004. Gross realized losses on securities available for sale were $11,000 for the three and six months ended June 30, 2005 and $1,000 for the three and six months ended June 30, 2004. Gross realized gains on sales of securities available for sale were $6,000 for the three months ended June 30, 2005, and $2,000 for the three months ended June 30, 2004.

The Company has pledged securities valued at $250,000 to the bank commissioner of the state of Oklahoma to secure its performance of fiduciary duties for trust activities in that state.

5.	INCOME TAXES

The differences between the effective tax rate reflected in the income tax provision from operations and the statutory federal rate were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Tax computed using the statutory rate	$1,320	$1,662	$2,401	$3,498
State income taxes and other	226	280	401	572
Total	$1,546	$1,942	$2,802	$4,070

6.	SHORT TERM BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. The line of credit expires in May 2006, unless extended. Borrowings under the line of credit bear interest based on LIBOR. The interest rate on the Company’s borrowings ranged from 4.81% to 5.0% during the three months ended June 30, 2005. The credit facility is secured by a pledge of ownership interests in two of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt-to-EBITDA and liquidity to funded debt ratios, as well as minimum assets under management. At June 30, 2005, the Company was in compliance with all covenants. The outstanding balance on the line of credit was $10.5 million at June 30, 2005.

7.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at June 30, 2005.

The Company and its subsidiaries have obligations under operating leases that expire by 2014 with initial noncancelable terms in excess of one year.

The Company has pledged a certificate of deposit in the amount of $50,000 to secure a loan made by a bank to a relative of one of the Company’s customers (the “Debtor”). The pledge expires in April 2006. Proceeds from the bank loan were used to finance a business venture of the Debtor. Should the Debtor fail to repay the loan, the Company’s certificate of deposit will be used to satisfy any unpaid portion of the debt up to the face amount of the certificate of deposit. The Company expects the Debtor to be able to pay the debt upon maturity. Therefore, the Company has recorded no reserve against this guarantee as of June 30, 2005.

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

The Company has issued a letter of credit in the amount of $1.2 million to the owner of one of the offices that we lease to secure payment of our lease obligation for that facility. The Company has issued a letter of credit in the amount of $100,000 to secure the payment of the deductible portion of the Company’s workers compensation insurance policy.

8.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per share computations for the periods indicated were as follows:

	Three Months Ended June 30,
	2005	2004
	(in thousands, except per share amounts)

Computation of basic and diluted earnings per common share:
Net income	$2,226	$2,947
Weighted average common shares outstanding	18,605,636	17,592,623
Common shares issuable under stock option plan	899,396	984,026
Less shares assumed repurchased with proceeds	(295,995)	(389,850)
Weighted average common shares outstanding	19,209,037	18,186,799
Basic income per common share	$0.12	$0.17
Diluted income per common share	$0.12	$0.16

	Six Months Ended June 30,
	2005	2004
	(in thousands, except per share amounts)

Computation of basic and diluted earnings per common share:
Net income	$4,058	$6,217
Weighted average common shares outstanding	18,455,976	17,493,334
Common shares issuable under stock option plan	911,896	984,026
Less shares assumed repurchased with proceeds	(281,520)	(388,580)
Weighted average common shares outstanding	19,086,352	18,088,780
Basic income per common share	$0.22	$0.36
Diluted income per common share	$0.21	$0.34

Outstanding stock options (12,500 and zero for the three and six months ended June 30, 2005 and 45,000 for the three and six months ended June 30, 2004) have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

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

The Prime Brokerage segment provides trade execution, clearing, custody, and other back-office services to hedge funds and other professional traders. Prime broker revenues consist of commissions and principal credits earned on equity, and fixed income transactions; interest income from securities lending services to customers; and net interest on customers’ margin loan and credit account balances.

The Investment Banking segment provides corporate securities underwriting, private financings, and financial advisory services. The Company participates in corporate securities distributions as a manager, co-manager, or member of an underwriting syndicate or of a selling group in public offerings managed by other underwriters. Fees earned for our role as an advisor, manager, or underwriter are included in the investment banking segment. Sales credits associated with the distribution of investment banking products are reported in Retail Brokerage, Institutional Brokerage, or Asset Management depending on the relevant distribution channel.

The Corporate and Other segment includes realized and unrealized gains and losses on the Company’s investment portfolios and interest and dividends earned on our cash and securities positions. Unallocated corporate revenues and expenses are included in Corporate and Other. Gains and losses from sports representation and management services performed by SSG are included in Corporate and Other.

The following summarizes certain financial information of each reportable business segment for the three and six months ended June 30, 2005 and 2004, respectively. SMHG does not analyze asset information for its business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues:
Retail brokerage	$3,378	$4,360	$8,029	$8,466
Institutional brokerage	7,025	8,085	12,857	16,306
Asset management	10,152	7,400	17,194	13,632
Prime brokerage	4,766	4,828	8,877	9,831
Investment banking	4,276	3,122	7,949	8,972
Corporate and other	902	860	1,933	1,255
Total	$30,499	$28,655	$56,839	$58,462

Income (loss) before equity in income (loss) of limited
partnerships, minority interest and income taxes:
Retail brokerage	$174	$421	$791	$619
Institutional brokerage	1,214	1,350	1,639	2,786
Asset management	2,937	2,562	4,351	4,348
Prime brokerage	609	723	998	1,629
Investment banking	1,583	1,154	2,616	4,592
Corporate and other	(2,623)	(2,413)	(4,312)	(5,132)
Total	$3,894	$3,797	$6,083	$8,842

Equity in income (loss) of limited partnerships:
Retail brokerage	$--	$--	$--	$--
Institutional brokerage	--	--	--	--
Asset management	513	2,031	2,179	2,763
Prime brokerage	--	--	--	--
Investment banking	--	--	--	--
Corporate and other	193	(6)	223	67
Total	$706	$2,025	$2,402	$2,830

Minority interests in net (income) loss of
consolidated companies:
Retail brokerage	$--	$--	$--	$--
Institutional brokerage	--	--	--	--
Asset management	(754)	(934)	(1,553)	(1,399)
Prime brokerage	--	--	--	--
Investment banking	--	--	--	--
Corporate and other	(74)	1	(72)	14
Total	$(828)	$(933)	$(1,625)	$(1,385)

Income (loss) before income taxes:
Retail brokerage	$174	$421	$791	$619
Institutional brokerage	1,214	1,350	1,639	2,786
Asset management	2,696	3,659	4,977	5,712
Prime brokerage	609	723	998	1,629
Investment banking	1,583	1,154	2,616	4,592
Corporate and other	(2,504)	(2,418)	(4,161)	(5,051)
Total	$3,772	$4,889	$6,860	$10,287

10.	EMPLOYEE BENEFIT PLANS

Under its 1998 Incentive Plan, as amended, the Company has reserved 25% of the outstanding common stock of the Company, or 4,000,000 shares of common stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan. The Company had 1,410,487 shares of common stock available for grant under the Incentive Plan at June 30, 2005.

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

All shares issued are valued at the closing price on the date the shares are issued. Consideration paid through the deferral of salaries, commissions, or discretionary bonuses is recorded as compensation expense on the date the shares are issued. The difference between the value of the shares issued and the consideration paid is recorded as unearned compensation and is shown as a separate component of shareholders’ equity. Additionally, shares are issued under the CIP in conjunction with notes receivable. Restricted shares and shares issued under the CIP are amortized to compensation expense over the one to five year vesting periods.

The following summarizes certain information related to the CIP for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except shares)

Number of shares issued	26,988	147,314	85,414	265,451
Value of shares issued	$457	$1,816	$1,451	$3,252
Additions to unearned compensation	488	1,159	1,396	1,685
(Forfeitures) additions to notes receivable	(36)	658	6	1,566
Amortization of unearned compensation	275	274	555	460
Amortization of notes receivable	167	326	368	626

11.	RELATED PARTIES

The Company had receivables from related parties totaling $4.0 million at June 30, 2005, primarily consisting of $3.1 million of notes receivable from employees and consultants.

The Company has recorded a payable in the amount of $870,000 to the minority shareholder of an acquired subsidiary representing the post closing collection of receivables, net of related expenses that existed on the date on which the subsidiary was acquired.

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

We closely monitor our operating environment to enable us to respond promptly to market cycles. In addition, we seek to lessen earnings volatility by controlling expenses, increasing fee-based business, and developing new revenue sources. Nonetheless, operating results for any specific period should not be considered representative of future performance.

Components of Revenues and Expenses

Revenues. Our revenues are comprised primarily of (1) commission revenue from retail, prime, and institutional brokerage transactions, (2) fees from asset-based advisory services, (3) principal and agent transactions, (4) investment banking revenue from corporate finance fees, public and private offerings, mergers and acquisitions, and merchant banking and (5) fees from asset management, financial planning, and fiduciary services. We also earn interest on the cash held and dividends received from the equity and debt securities held by us for our corporate capital accounts and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) employee compensation and benefits, (2) brokerage and clearing costs, and (3) other expenses. Compensation and benefits have both a variable component based on revenue production and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Retail and institutional commissions are based on competitive commission schedules. The investment banking group and the research group receive salaries and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the second quarter of 2005, compensation and benefits represented 67% of total expenses and 58% of total revenues compared to 69% of total expenses, and 60% of total revenues during the same period in 2004. During the first six months of 2005, compensation and benefits represented 67% of total expenses and 60% of total revenues compared to 70% of total expenses and 60% of total revenues during the same period in 2004.

Brokerage and clearance expenses include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business at SMH. SMH clears its transactions primarily through Pershing LLC, a member of BNY Securities Group and a subsidiary of The Bank of New York and other clearing brokers.

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

We have organized a number of private equity funds for the purpose of investing in public and private companies that we believe are either significantly undervalued relative to their growth potential or have substantial prospects for capital growth. We invest in these funds along with our clients and earn management fees based on capital commitments, net assets or capital contributions. We also receive incentive compensation of a portion of the profit if the profit exceeds specified hurdle rates.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total revenues were $30.5 million in the second quarter of 2005 compared to $28.7 million for the same quarter in 2004. An increase in revenues from fiduciary, custodial, and advisory fees was partially offset by a decline in revenues from commissions. Total expenses for the second quarter of 2005 increased to $26.6 million from $24.9 million in the same quarter of the previous year. We experienced increases in employee compensation and benefits, communications and data processing costs, occupancy costs, and other general and administrative expenses mainly due to our growth. Equity in income of limited partnerships declined to $706,000 during the second quarter of 2005 from $2.0 million during the prior year period, reflecting reduced gains on the investment portfolios in the limited partnerships. Net income for the three month period ended June 30, 2005 declined to $2.2 million from $2.9 million in the same period in 2004. Basic income per share was $0.12 for the three months ended June 30, 2005 compared to $0.17 for the same period in 2004. Diluted income per share was $0.12 for the three months ended June 30, 2005 compared to $0.16 for the same period in 2004.

Commissions revenue declined to $10.1 million in the second quarter of 2005 from $12.1 million for the same period in 2004, primarily as a result of reduced trading volume in our retail and institutional divisions. Principal transactions revenue totaled $2.2 million during the second quarter of 2005, compared to $2.0 million for the second quarter of 2004. Investment banking revenue increased to $8.1 million during the second quarter of 2005 from $7.8 million in the same period of 2004, principally due to an increase in private placement fees. Revenues from fiduciary, custodial, and advisory fees increased to $8.1 million in the second quarter of 2005 from $5.2 million in the same quarter of 2004 primarily due to the acquisition of Edelman during the second quarter of 2005 and growth in assets under management at Salient/PMT and SMCA. Interest and dividend income increased to $1.1 million in the second quarter of 2005 from $979,000 in the same period last year, due to higher margin interest reflecting an increase in margin balances. Other income increased from $517,000 during the second quarter of 2004 to $873,000 during the same period in 2005, due to an increase in fees earned on the Company’s cash balances and customer credit balances at its clearing banks resulting from higher deposit balances.

During the three months ended June 30, 2005, employee compensation and benefits increased to $17.7 million from $17.1 million in the same period last year due to our growth during 2005. Floor brokerage, exchange and clearance fees declined to $1.1 million in the second quarter of 2005 from $1.3 million in the same quarter of 2004 reflecting lower clearing and execution costs resulting from the reduced trading volume. Communication and data processing costs increased to $2.2 million in 2005 from $1.9 million in the same period last year resulting primarily from increased personnel and additional offices. Occupancy costs totaled $1.9 million during the second quarter of 2005, compared to $1.7 million in the prior year quarter due to expansion of our New York City offices, and the addition of Edelman. Other general and administrative expenses increased to $3.6 million during the second quarter of 2005 from $2.8 million in the second quarter of last year mainly due to our growth.

Our effective tax rate was 41% for the three months ended June 30, 2005 compared to 40% for the three months ended June 30, 2004.

Results by Segment

Retail Brokerage

	Three Months Ended June 30,
	2005	2004
	(in thousands)

Revenues	$3,378	$4,360

Income before income taxes	$174	$421

Revenues from retail brokerage decreased to $3.4 million from $4.4 million, and income before income taxes decreased to $174,000 from $421,000. Commission revenue declined to $1.9 million from $2.3 million due to lower trading volume during 2005. Sales credits from investment banking transactions declined to $639,000 from $1.0 million due to a decrease in sales credits from investment banking transactions. Compensation expenses declined to $2.3 million from $3.1 million in 2004, primarily due to the revenue decline.

Institutional Brokerage

	Three Months Ended June 30,
	2005	2004
	(in thousands)

Revenues	$7,025	$8,085

Income before income taxes	$1,214	$1,350

Revenues from institutional brokerage declined to $7.0 million from $8.1 million, and income before taxes declined to $1.2 million from $1.4 million. Commission revenue declined to $3.7 million from $4.6 million due to a slowdown in institutional commission transactions and a decline in commission rates. Sales credits from investment banking transactions declined to $2.1 million from $2.5 million, due to a decrease in fees earned from the Company’s participation in underwriting syndicates. Compensation expense declined from $5.2 million during 2004 to $4.5 million during 2005 primarily due to the revenue decline.

Asset Management

	Three Months Ended June 30,
	2005	2004
	(in thousands)

Revenues	$10,152	$7,400

Income before income taxes	$2,696	$3,659

Revenues from asset management increased to $10.2 million from $7.4 million, and income before taxes declined to $2.7 from $3.7 million. Fiduciary, custodial and advisory fees increased to $7.8 million from $4.9 million. The acquisition of Edelman in May 2005, and growth in assets under management at Salient/PMT and SMCA have contributed to the increase in revenues from advisory fees. Total expenses rose to $7.2 million from $4.8 million due to the higher revenues and the acquisition of Edelman. The change in value of our investments in limited partnerships resulted in a gain of $513,000 in 2005, compared to $2.0 million in 2004. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in the Company’s consolidated financial statements. Income attributable to minority interests, which reduces SMHG’s pretax income, decreased to $754,000 in 2005 from $934,000 in 2004, principally due to lower income from one of the Company’s limited partnerships.

Prime Brokerage

	Three Months Ended June 30,
	2005	2004
	(in thousands)

Revenues	$4,766	$4,828

Income before income taxes	$609	$723

Revenues from prime brokerage remained at $4.8 million, and income before taxes decreased to $609,000 from $723,000. Commission revenue decreased to $3.5 million from $3.9 million reflecting an overall reduction in commission rates. Revenues from principal transactions, principally fixed income products, increased to $975,000 from $596,000 reflecting higher trading volume during 2005. Compensation expense decreased to $2.1 million from $2.3 million due to reduced personnel. The percentage decline in income before taxes was greater than the percentage decline in revenues principally due to increases in those costs of the business that are not directly related to revenue variances.

Investment Banking

	Three Months Ended June 30,
	2005	2004
	(in thousands)

Revenues	$4,276	$3,122

Income before income taxes	$1,583	$1,154

Revenues from investment banking increased to $4.3 million from $3.1 million, and income before taxes increased to $1.6 million from $1.2 million. The revenue increase is primarily due to greater revenues from private placement commissions during 2005. Compensation expense increased to $2.1 million from $1.5 million in 2005 due to the addition of personnel in the investment banking department.

Corporate and Other

	Three Months Ended June 30,
	2005	2004
	(in thousands)

Revenues	$902	$860

Loss before income taxes	$(2,504)	$(2,418)

Revenues from corporate and other increased to $902,000 from $860,000. The loss before taxes increased to $2.5 million from $2.4 million in 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total revenues were $56.8 million in the first six months of 2005 compared to $58.5 million for the same period in 2004. A decline in revenues from commissions and investment banking was partially offset by an increase in fiduciary, custodial, and advisory fees. Total expenses for the first half of 2005 increased to $50.8 million from $49.6 million in the same period of the previous year. Net income for the six month period ended June 30, 2005 declined to $4.1 million from $6.2 million in the same period in 2004 as a result of the decline in revenues and increase in expenses. Basic income per share was $0.22 for the six months ended June 30, 2005, compared to $0.36 for the same period in 2004. Diluted income per share was $0.21 for the six months ended June 30, 2005, compared to $0.34 for the same period in 2004.

Commissions revenue declined to $21.4 million in the first six months of 2005 from $26.0 million for the same period in 2004, primarily due to reduced trading volume in our retail and institutional divisions as well as an overall reduction in commission rates in our prime brokerage division. Principal transactions revenue totaled $4.1 million for the first six months of 2005 versus $3.4 million in the comparable 2004 period, principally due to an increase in net realized and unrealized gains on the Company’s investment portfolios. Investment banking revenue declined to $14.2 million during the first half of 2005 from $17.4 million in the same period of 2004, principally due to a reduction in advisory fees and fees earned from the Company’s participation in underwriting syndicates. Revenues from fiduciary, custodial, and advisory fees increased to $13.1 million in the first half of 2005 from $8.7 million in the same period of 2004 primarily due to the acquisitions of Charlotte Capital and Edelman and growth in assets under management at Salient/PMT and SMCA. Interest and dividend income increased to $2.3 million in the first half of 2005 from $1.8 million in the same period last year, due to higher margin interest reflecting an increase in margin balances. Other income increased from $1.0 million during the first half of 2004 to $1.7 million during the same period in 2005, due to an increase in fees earned on the Company’s cash balances and customer credit balances at its clearing banks resulting from higher deposit balances.

During the six months ended June 30, 2005, employee compensation and benefits declined to $34.2 million from $35.0 million in the same period last year due to lower revenues during 2005, and reflecting the direct relationship between certain compensation costs and revenues. Floor brokerage, exchange, and clearance fees declined to $2.2 million in the first six months of 2005 from $2.5 million in the same quarter of 2004 reflecting lower clearing and execution costs resulting from the reduced trading volume. Communication and data processing costs increased to $4.0 million in 2005 from $3.5 million in the same period last year resulting primarily from increased personnel and additional offices. Occupancy costs totaled $4.0 million during the first six months of 2005, compared to $3.4 million in the prior year quarter due to expansion of our New York City offices, and the additions of Charlotte Capital and Edelman. Other general and administrative expenses increased to $6.3 million during the first six months of 2005 from $5.3 million in the same period of last year mainly due to our growth.

Our effective tax rate was 41% for the six months ended June 30, 2005 compared to 40% for the six months ended June 30, 2004.

Results by Segment

Retail Brokerage

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Revenues	$8,029	$8,466

Income before income taxes	$791	$619

Revenues from retail brokerage declined to $8.0 million from $8.5 million, and income before income taxes increased to $791,000 from $619,000. Commission revenue declined to $4.4 million from $4.8 million due to lower trading volume during 2005. Compensation expense declined to $5.5 million from $6.1 million, principally due to lower revenues as well as reduced amortization of employee loans, which are paid to brokers upon their hire and then amortized to compensation expense over a specified employment term.

Institutional Brokerage

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Revenues	$12,857	$16,306

Income before income taxes	$1,639	$2,786

Revenues from institutional brokerage declined to $12.9 million from $16.3 million, and income before taxes declined to $1.6 million from $2.8 million. Commission revenue declined to $8.0 million from $10.1 million due to a slowdown in institutional commission transactions and a decline in commission rates. Sales credits from investment banking transactions declined to $3.2 million from $4.6 million, due to a decrease in fees earned from the Company’s participation in underwriting syndicates. Compensation expense declined from $10.6 million during 2004 to $8.5 million during 2005 primarily due to the revenue decline.

Asset Management

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Revenues	$17,194	$13,632

Income before income taxes	$4,977	$5,712

Revenues from asset management increased to $17.2 million from $13.6 million, and income before taxes declined to $5.0 million from $5.7 million. Fiduciary, custodial and advisory fees increased to $12.5 million from $8.1 million. The acquisitions of Charlotte Capital in April 2004 and Edelman in May 2005, and growth in assets under management at Salient/PMT and SMCA have contributed to the increase in revenues from advisory fees. Total expenses rose to $12.8 million from $9.3 million due to the higher revenues and the acquisitions of Charlotte Capital and Edelman. The change in value of our investments in limited partnerships resulted in a gain of $2.2 million in 2005, compared to $2.8 million in 2004. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in the Company’s consolidated financial statements. Income attributable to minority interests, which reduces SMHG’s pretax income, increased to $1.6 million in 2005 from $1.4 million in 2004, principally due to increased income from the Company’s ownership of 69% of Charlotte Capital and 51% of Edelman.

Prime Brokerage

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Revenues	$8,877	$9,831

Income before income taxes	$998	$1,629

Revenues from prime brokerage declined to $8.9 million from $9.8 million, and income before taxes decreased to $998,000 from $1.6 million. Commission revenue decreased to $6.7 million from $8.1 million reflecting an overall reduction in commission rates. Compensation expense decreased to $4.0 million from $4.9 million due to lower revenues and reduced personnel. The percentage decline in income before taxes was greater than the percentage decline in revenues principally due to increases in those costs of the business that are not directly related to revenue variances.

Investment Banking

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Revenues	$7,949	$8,972

Income before income taxes	$2,616	$4,592

Revenues from investment banking declined to $7.9 million from $9.0 million, and income before taxes decreased to $2.6 million from $4.6 million. The revenue decline is primarily due to decreased revenues from advisory fees during 2005.

Corporate and Other

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Revenues	$1,933	$1,255

Loss before income taxes	$(4,161)	$(5,051)

Revenues from corporate and other increased to $1.9 million from $1.3 million due to an increase in interest income reflecting higher margin interest caused by an increase in margin balances. The loss before taxes declined to $4.2 million from $5.1 million, primarily due to the revenue increase.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold. We will use borrowed funds as necessary to supplement our own capital resources.

  At June 30, 2005, we had approximately $14.3 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 20% of our total assets at the end of the second quarter.

For the six months ended June 30, 2005, net cash provided by operations totaled $422,000 versus net cash used in operations of $3.4 million during the first six months of 2004. Accounts payable and accrued liabilities decreased by $6.1 million during the six months ended June 30, 2005, principally due to the payment of accrued compensation during the first quarter of 2005. Securities owned declined by $6.6 million during the first six months of 2005, primarily due to the disposition of a portion of the securities that comprise the investment portfolio. The net dispositions were partially offset by realized and unrealized gains on the investments which are generally reinvested in the portfolio. The decrease of $3.4 million in securities sold, not yet purchased in 2005 consist primarily of securities sold short to hedge against similar positions recorded as securities owned.

Capital expenditures for the first half of 2005 were $1.4 million, mainly for the purchase of furniture, computer equipment, and software, as well as for leasehold improvements, necessary for our growth.

Short term borrowings increased by $10.5 million during 2005 reflecting the Company’s entry into a revolving credit arrangement with a bank.

At June 30, 2005, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. Pinnacle Trust Co., LTA was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations. We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Factors Affecting Forward-Looking Statements

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Acts"). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements, which could affect the demand for the Company's services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of the Company’s trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for the Company's services; and (12) litigation and securities law liabilities. The Company does not undertake to publicly update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Risk is an inherent part of our business. The extent to which we properly and effectively identify, assess, monitor, and manage each of the various types of risk involved in our activities is critical to our soundness and profitability. The primary risks that we seek to manage are market, credit, operational, and legal.

We manage risk exposure through the involvement of various levels of management. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Current and proposed underwriting and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. We monitor our exposure to counter-party risk through the use of credit exposure information, the monitoring of collateral values, and the establishment of credit limits.

Credit Risk

Credit risk arises from the potential nonperformance by counter-parties, customers, or issuers of debt securities or other instrument that we hold. We are exposed to credit risk as a trading counter-party to dealers and customers and as a holder of securities. Since we clear all securities transactions through Pershing LLC and other clearing brokers on a fully disclosed basis we are not subject to the credit exposure associated with customer margin accounts.

Operational Risk

Operational risk refers generally to risk of loss resulting from our operations, including but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions, and inadequacies or breaches in our control processes. We operate different businesses in diverse markets and rely on the ability of our employees and systems to process large numbers of transactions in limited time frames. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels.

Disaster recovery plans exist for our critical systems. We believe that our disaster recovery program, including off-site back-up technology and operational facilities, is adequate to handle a reasonable business disruption. However, there is no assurance that a disaster affecting our headquarters, our operations centers, or the operations of our clearing brokers would not have a material adverse impact.

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct business. We have established procedures based on legal and regulatory requirements that are designed to ensure compliance with all applicable statutory and regulatory requirements. We also have established procedures that are designed to ensure that executive management’s policies relating to conduct, ethics and business practices are followed. In connection with our business, we have various procedures addressing significant issues such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, money-laundering, protection of client information, and record keeping.

Market Risk

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, equity prices, indices, and liquidity, and changes in credit ratings of issuers. Our exposure to market risk is directly related to our role as a financial intermediary in customer-related transactions and as a market maker for certain securities traded on the Nasdaq Stock Market, and to our proprietary trading activities.

Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. Our fixed income activities also expose us to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments.

We are exposed to equity price risk as a result of making markets and taking proprietary positions in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks, or a stock index.

Virtually all of our trading inventory is denominated in U.S. dollars, therefore minimizing foreign exchange risk. We do not deal in, or hold, interest rate or currency swaps or other similar off-balance sheet instruments. We generally do not deal in, or hold, commodity futures.

At June 30, 2005, securities owned by the Company were recorded at a fair value of $52.7 million, including $17.3 million in marketable securities, $29.1 million representing the Company’s investments in limited partnerships, and $6.3 million representing other not readily marketable securities.

At June 30, 2005, Salient/PMT had securities available for sale with a fair value of $3.9 million. These securities have an original cost of $3.9 million, and are subject to price risk. At June 30, 2005, the unrealized decline in market value totaling $41,000 less tax of $17,000 has been included as a separate component of shareholders’ equity.

Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary. Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Management believes the unrealized losses are temporary at June 30, 2005. However, a write-down accounted for as a realized loss may be necessary in the future.

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under Exchange Act), as of the end of the fiscal period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes made in our internal controls over financials reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations. Certain of our litigation and claims are covered by insurance with a maximum deductible per occurrence of $100,000. We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2005, the Company contributed 69,950 shares of common stock to SMH Colorado LLC in connection with the acquisition of 50% of the investment advisory business of two financial advisers based in Colorado Springs, Colorado. SMH Colorado LLC distributed such shares to Steven D. Rodemer and Richard A. Walsh. Both Mr. Rodemer and Mr. Walsh are “accredited investors” as defined by Regulation D. The issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

On June 16, 2005, the Company held its annual meeting of shareholders to vote for election of directors to the Company’s Board of Directors. Each nominee was elected and the results of the votes were as follows:

	Number of	Number of	Number of
	Shares	Shares	Broker
	Voted For	Withheld	Non-Votes

George L. Ball	17,175,095	155,616	--
Richard E. Bean	17,042,372	288,339	--
Robert M. Collie	17,144,649	186,062	--
Charles W. Duncan III	17,145,149	185,562	--
Robert E. Garrison II	17,174,195	156,516	--
Titus H. Harris, Jr.	17,071,418	259,293	--
Gerald H. Hunsicker	17,178,070	152,641	--
Scott McClelland	17,178,895	151,816	--
Ben T. Morris	17,175,095	155,616	--
Dr. Albert W. Niemi, Jr.	17,076,118	254,593	--
Nolan Ryan	16,569,509	761,202	--
Don A. Sanders	17,142,749	187,962	--
W. Blair Waltrip	17,107,004	223,707	--
Dan S. Wilford	17,178,895	151,816	--

Item 6. Exhibits

Exhibit
Number	Description

2.1
Reorganization and Purchase Agreement dated as of May 10, 2005, among Sanders Morris Harris Group Inc., The Edelman Financial Center, Inc., The Edelman Financial Center, LLC, and Fredric M. Edelman (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 10, 2005, and incorporated herein by reference).

3.1
Articles of Incorporation of the Company, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly report on Form 10Q for the quarter ended June 30, 2004, filed on August 9, 2004 (File No. 000-30066) and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-65417), and incorporated herein by reference).

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

10.03
Sublease Agreement dated January 19, 1994 between Texas Commerce Bank National Association and Harris Webb & Garrison, Inc., as amended by that certain First Amendment to Sublease Agreement dated February 23, 1994, the Second Amendment to Sublease Agreement dated April 26, 1994, and the Third Amendment to Sublease Agreement dated January 19, 1995 (Filed as Exhibit 10.16 to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (File No. 333-65417) and incorporated herein by reference).

10.04
Letter Agreement dated April 7, 1999 between the Pershing Division of Donaldson, Lufkin Jenrette Securities Corporation and Harris Webb & Garrison, Inc. (Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-30066), and incorporated herein by reference).

10.05
Autotrust Agreement dated January 9, 1998 between SunGard Trust Systems Inc. and Pinnacle Management & Trust Company (Filed as Exhibit 10.19 to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (File No. 333-65417) and incorporated herein by reference).

10.06
Office Lease Agreement and related amendments dated September 25, 1996 between Texas Tower Limited and Sanders Morris Mundy Inc. (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-30066), and incorporated herein by reference.

*10.07	Credit Agreement dated as of May 9, 2005, between Sanders Morris Harris Group Inc. and JPMorgan Chase Bank, National Association.

*31.1	Rule 13a-14(a)/15d - 14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d - 14(a) Certification of Chief Financial Officer.

*32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract on compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP, INC.

By:	/s/ Ben T. Morris

Ben T. Morris Chief Executive Officer

By:	/s/ Rick Berry

Rick Berry Chief Financial Officer

Date: August 8, 2005