Form 10-Q
period 2005-09-30
SANDERS MORRIS HARRIS GROUP INC
filed 2005-11-09
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005, OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of October 31, 2005, was 18,869,279.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements	2

		Condensed Consolidated Balance Sheet as of September 30, 2005 (unaudited) and
		December 31, 2004	2

		Condensed Consolidated Statement of Income for the Three and Nine Months
		Ended September 30, 2005 and 2004 (unaudited)	3

		Condensed Consolidated Statement of Shareholders' Equity for the Nine
		Months Ended September 30, 2005 (unaudited)	4

		Condensed Consolidated Statement of Cash Flows for the Nine Months
		Ended September 30, 2005 and 2004 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
		Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 6.	Exhibits	28

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except shares)

	September 30,	December 31,
	2005	2004
ASSETS	(unaudited)
Cash and cash equivalents	$15,542	$21,678
Receivables, net of allowance of $500 and $476, respectively
Broker-dealers	597	412
Customers	7,746	6,662
Related parties	4,543	5,986
Other	6,417	4,834
Deposits with clearing brokers	1,799	1,068
Securities owned	64,414	56,851
Securities available for sale	4,041	3,078
Furniture and equipment, net	8,346	7,643
Other assets	1,954	1,915
Goodwill, net	84,398	61,722
Total assets	$199,797	$171,849

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities	$16,769	$19,882
Short term borrowings	10,500	-
Deferred tax liability, net	1,967	1,526
Securities sold, not yet purchased	7,183	6,349
Payable to clearing brokers	19	10
Other liabilities	34	68
Total liabilities	36,472	27,835

Commitments and contingencies

Minority interests	8,722	5,230

Shareholders' equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
19,608,211 and 18,547,978 shares issued, respectively	196	185
Common stock committed, 440,000 shares	-	7,819
Additional paid-in capital	139,422	120,988
Receivables for shares issued	(917)	(1,494)
Retained earnings	21,825	16,452
Accumulated other comprehensive income (loss)	9	(50)
Unearned compensation	(2,451)	(1,635)
Treasury stock at cost, 739,402 shares	(3,481)	(3,481)
Total shareholders' equity	154,603	138,784
Total liabilities and shareholders' equity	$199,797	$171,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Commissions	$11,827	$13,446	$33,264	$39,491
Principal transactions	3,099	2,016	7,169	5,459
Investment banking	8,322	5,772	22,503	23,133
Fiduciary, custodial and advisory fees	9,225	5,545	22,332	14,274
Interest and dividends	1,118	1,067	3,438	2,912
Other income	820	715	2,544	1,754
Total revenues	34,411	28,561	91,250	87,023

Expenses:
Employee compensation and benefits	19,834	15,990	54,045	50,965
Floor brokerage, exchange and clearance fees	1,276	1,546	3,468	4,071
Communications and data processing	1,836	1,839	5,831	5,301
Occupancy	2,206	1,838	6,218	5,241
Interest	223	10	265	30
Goodwill impairment charge	-	400	-	400
Other general and administrative	4,250	2,544	10,554	7,779
Total expenses	29,625	24,167	80,381	73,787

Income before equity in income of
limited partnerships, minority interests,
and income taxes	4,786	4,394	10,869	13,236
Equity in income of limited partnerships	4,168	776	6,569	3,606
Income before minority interests and income taxes	8,954	5,170	17,438	16,842

Minority interests in net income of consolidated
companies	(2,814)	(741)	(4,438)	(2,126)
Income before income taxes	6,140	4,429	13,000	14,716

Provision for income taxes	2,484	1,754	5,285	5,824
Net income	$3,656	$2,675	$7,715	$8,892

Earnings per share:
Basic	$0.19	$0.15	$0.42	$0.51
Diluted	$0.19	$0.15	$0.40	$0.49

Weighted average common shares outstanding:
Basic	18,845,323	17,640,293	18,587,184	17,542,678
Diluted	19,401,206	18,212,456	19,192,485	18,131,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2005
(in thousands, except share and per share amounts)
(unaudited)

	Amounts		Shares

Common stock
Balance, beginning of period	$185		18,547,978
Stock issued pursuant to commitment	5		440,000
Stock issued pursuant to employee benefit plan	2		258,128
Stock issued for acquisitions	4		362,105
Balance, end of period	196		19,608,211
Common stock committed
Balance, beginning of period	7,819		440,000
Stock issued	(7,819)		(440,000)
Balance, end of period	-		-
Additional paid-in capital
Balance, beginning of period	120,988
Stock issued pursuant to commitment	7,814
Stock issued pursuant to employee benefit plan	4,374
Stock issued for acquisitions	6,246
Balance, end of period	139,422
Receivables for shares issued
Balance, beginning of period	(1,494)
Issuance of restricted stock	(4)
Amortization of notes receivable	581
Balance, end of period	(917)
Retained earnings
Balance, beginning of period	16,452
Dividends ($0.1275 per share)	(2,342)
Net income	7,715	7,715
Balance, end of period	21,825	7,715
Accumulated other comprehensive income (loss)
Balance, beginning of period	(50)
Net change in unrealized appreciation
on securities available for sale	98	98
Income tax provision on change	(39)	(39)
Balance, end of period	9	59
Comprehensive income		7,774
Unearned compensation
Balance, beginning of period	(1,635)
Net issuance of restricted stock	(1,701)
Amortization of unearned compensation	885
Balance, end of period	(2,451)
Treasury stock
Balance, beginning of period	(3,481)		(739,402)
Balance, end of period	(3,481)		(739,402)
Total shareholders' equity and common shares outstanding	$154,603		18,868,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004
(in thousands)
(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,715	$8,892
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Realized gain on securities available for sale	(2)	(14)
Depreciation	1,511	1,416
Goodwill impairment charge	-	400
Provision for bad debts	163	35
Compensation expense related to amortization of
notes receivable and unearned compensation	1,466	1,663
Deferred income taxes	402	(503)
Equity in income of limited partnerships	(6,569)	(3,606)
Minority interests in income of consolidated companies	4,438	2,126
Changes in assets and liabilities:
Increase in receivables	(1,572)	(4,509)
Increase in deposits with clearing brokers	(731)	-
Increase in securities owned	(994)	(9,525)
Decrease in other assets	212	668
Increase in securities sold, not yet purchased	834	2,935
Increase in payable to clearing brokers	9	-
Decrease in other liabilities	(34)	(55)
Decrease in accounts payable and accrued liabilities	(3,924)	(4,700)
Net cash provided by (used in) operating activities	2,924	(4,777)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,876)	(4,745)
Acquisitions, net of cash acquired of $421 and $478, respectively	(16,106)	(3,312)
Cash of business consolidated	-	49
Purchase of securities available for sale	(1,132)	(1,164)
Proceeds from sales and maturities of securities available for sale	268	400
Net cash used in investing activities	(18,846)	(8,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(183)
Proceeds from short term borrowings	10,500	-
Proceeds from shares issued	2,670	1,477
Investments by minority interests	41	67
Distributions to minority interests	(1,083)	(1,665)
Payments of cash dividends	(2,342)	(1,315)
Net cash provided by (used in) financing activities	9,786	(1,619)
Net decrease in cash and cash equivalents	(6,136)	(15,168)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,678	32,590
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,542	$17,422

Cash paid for income taxes, net of refunds	$5,807	$6,011
Interest paid	193	30
Noncash activities:
Acquisitions and consolidation:
Receivables	-	799
Fixed assets	338	34
Other assets	250	19
Securities owned	-	(800)
Goodwill	22,676	800
Accounts payable and accrued liabilities	(811)	(1,049)
Minority interests	(97)	(997)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Nature of Operations

Through its operating subsidiaries Sanders Morris Harris Inc. (“Sanders Morris Harris” or “SMH”), Salient Capital Management (“Salient”), SMH Capital Advisors (“SMCA”), Charlotte Capital, Select Sports Group (“SSG”), and The Edelman Financial Center (“Edelman”), Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including institutional, retail, and prime brokerage, principal trading, investment banking, merchant banking, financial advisory, trust related services, investment management, financial planning, and sports representation and management. The Company serves a diverse group of institutional, corporate, and individual clients.

The Company merged with and acquired its operating subsidiaries in 1999 through 2005. The acquisitions were accounted for using the purchase method and, accordingly, operating results of an acquired entity are included in the Company’s consolidated financial statements from the date of acquisition. As a result, current period results are not comparable to the prior periods.

Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at September 30, 2005, our results of operations for the three and nine months ended September 30, 2005 and 2004, and our cash flows for the nine months ended September 30, 2005 and 2004. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Effects of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004). SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006, must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of September 30, 2005, for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $45,000 beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchase, and cancellations of existing awards before and after the adoption of this standard.

In June 2005 the Emerging Issues Task Force (EITF) issued EITF No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. EITF No. 04-5 changes the accounting for general partners that are in certain industries. In conjunction with EITF No. 04-5, the FASB staff is planning to amend SOP 78-9, Accounting for Investments in Real Estate Ventures to be consistent with EITF No. 04-5. SOP 78-9-a, Interaction of AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights (SOP 78-9-a) will have the presumption that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. As a result of this new guidance, we may be required to consolidate for financial reporting purposes many of the limited partnerships for which we act as general partner. We are evaluating the impact that these new accounting standards will have on our consolidated financial statements. The effective date of SOP 78-9-a and EITF No. 04-5 is January 1, 2006 for existing limited partnerships. SOP 78-9-a is effective immediately for new and modified limited partnerships.

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

The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income as reported	$3,656	$2,675	$7,715	$8,892
Deduct: Total stock based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(27)	(78)	(114)	(323)
Proforma income	$3,629	$2,597	$7,601	$8,569

Earnings per share:
Basic-as reported	$0.19	$0.15	$0.42	$0.51
Basic-pro forma	$0.19	$0.15	$0.41	$0.49

Diluted-as reported	$0.19	$0.15	$0.40	$0.49
Diluted-pro forma	$0.19	$0.14	$0.40	$0.47

Reclassifications

Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform them with the 2005 presentation. The reclassifications had no effect on retained earnings, results of operations or cash flows as previously reported.

2.	ACQUISITIONS AND DISPOSITION

On May 10, 2005, the Company acquired a 51% interest in The Edelman Financial Center, LLC, one of the leading financial planning firms in the country. The Company will acquire the remaining 49% of Edelman over four years. Edelman, based in Fairfax, Virginia, manages over $2.6 billion in assets. At the initial closing, SMHG bought 51% of the outstanding membership units of Edelman (“the First Tranche Units”). The Company paid $12.5 million, in a combination of cash and shares of the Company’s common stock for the First Tranche Units. The consideration for the First Tranche Units is subject to later adjustment (the “Earn-Out Consideration”) based on a multiple of the net income of Edelman for the period of October 1, 2005 through September 30, 2006. The multiple used to calculate the Earn-Out Consideration will also be based upon the level of net income for the period. The Earn-Out Consideration will be paid 50% in cash and 50% in the Company’s common stock.

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

At the initial closing, the Company advanced an additional $7.5 million, in a combination of cash and the Company’s common stock, as a nonrefundable credit against future payments for the Earn-Out Consideration, the Second Tranche Consideration, and the Third Tranche Consideration. Also, the aggregate issuances of common stock may never exceed 20% of the total number of shares of the Company’s common stock issued and outstanding on the initial closing date. The shares of common stock issued were not registered in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended.

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

On April 15, 2005, the Company acquired a 50% interest in the investment advisory business of two financial advisors who are based in Colorado Springs, Colorado. The customer accounts were added to those of Sanders Morris Harris and the business will operate as SMH Colorado. As the Company may exercise control to a degree greater than its voting interests, the acquisition was accounted for as a purchase, and accordingly, the financial information of SMH Colorado has been included in the Company’s consolidated financial statements from April 15, 2005. The consideration of $2.5 million, consisting of a combination of cash and shares of the Company’s common stock, exceeded the fair market value of identifiable net tangible assets by $2.5 million, which has been recorded as goodwill.

On April 1, 2005, the Company sold its Douglas, Noyes division to a third party. The Company retained cash, receivables, and fixed assets, as well as all accounts payable and accrued liabilities associated with Douglas, Noyes. Beginning in April 2006 and continuing thereafter, the Company will receive a portion of the investment advisory fees earned by Douglas, Noyes. SMHG recorded no gain or loss on the sale of Douglas, Noyes. Douglas, Noyes, based in New York City provides investment management services.

On November 23, 2004, the Company acquired a 50% interest in Select Sports Group, Ltd., a sports representation and management services firm based in Houston, Texas. The former owners of SSG received cash of approximately $2.8 million and 66,538 common shares of the Company with a market value of $965,000. Additionally, the Company paid SSG debt totaling approximately $596,000. As the Company may not exercise control to a degree greater than its voting interest, the Company’s investment in SSG is accounted for using the equity method.

On April 1, 2004, the Company acquired a 69% member interest in Charlotte Capital, LLC from a previous investor. Employees of Charlotte Capital retained a 31% ownership interest in the firm. Charlotte Capital, based in Charlotte, North Carolina, manages approximately $260 million in assets for institutional investors in small cap value and small/mid cap value styles. SMHG paid $3.4 million in cash at closing. The acquisition was accounted for as a purchase, and accordingly, the financial information of Charlotte Capital has been included in the Company’s consolidated financial statements from April 1, 2004. The consideration of $3.4 million exceeded the fair market value of identifiable net tangible assets by approximately $4.5 million, which has been recorded as goodwill. Employees may earn up to an additional 9% by achieving specified revenue run rates during the 36 month period beginning January 1, 2006 and ending December 31, 2009.

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of September 30, 2005 were as follows:

		Sold, Not Yet
	Owned	Purchased
	(in thousands)
Marketable:
U.S. Government and agency	$2,196	$1,001
Corporate stocks and options	14,771	6,182
Corporate bonds	7,810	-
	24,777	7,183
Not readily marketable:
Partnerships	32,064	-
Corporate stocks and warrants	7,573	-
	$64,414	$7,183

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. Not readily marketable securities consist of investments in limited partnerships, equities, options, and warrants. The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunities Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners L.P., Houston Energy International, LTD, Concept Capital, LLC, Select Sports Group Ltd., The Endowment Fund G.P., L.P., Endowment Advisors, L.P., SMH Private Equity Group, L.P., PTC-Houston Investors, LLC, Symmetry Capital, LLC, Global Hedged Equity Master Fund, L.P., and Salient Total Return Fund, L.P.

4.	SECURITIES AVAILABLE FOR SALE

Securities available for sale at September 30, 2005 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. Government and agency obligations	$1,034	$6	$(11)	$1,029
Corporate bonds	251	-	(2)	249
Equity securities	1,556	114	(208)	1,462
Partnerships	1,185	116	-	1,301
Total	$4,026	$236	$(221)	$4,041

The contractual maturities of debt securities available for sale at September 30, 2005 were as follows (in thousands):

Due before 5 years	$986
Due after 25 years through 30 years	$292

Gross realized gains on sales of securities available for sale were $21,000 for the nine months ended September 30, 2005, and $15,000 for the nine months ended September 30, 2004. Gross realized losses on securities available for sale were $19,000 for the nine months ended September 30, 2005 and $1,000 for the nine months ended September 30, 2004. Gross realized gains on sales of securities available for sale were $14,000 for the three months ended September 30, 2005, and $3,000 for the three months ended September 30, 2004. Gross realized losses on sales of securities available for sale were $8,000 for the three months ended September 30, 2005 and $1,000 for the three months ended September 30, 2004.

The Company has pledged securities valued at $275,000 to the bank commissioner of the state of Oklahoma to secure its performance of fiduciary duties for trust activities in that state.

5.	INCOME TAXES

The differences between the effective tax rate reflected in the income tax provision and the statutory federal rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)

Tax computed using the statutory rate	$2,149	$1,506	$4,550	$5,003
State income taxes and other	335	248	735	821
Total	$2,484	$1,754	$5,285	$5,824

6.	SHORT TERM BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. The line of credit expires in May 2006, unless extended. Borrowings under the line of credit bear interest based on LIBOR. The interest rate on the Company’s borrowings ranged from 4.81% to 5.3% during the three months ended September 30, 2005. The credit facility is secured by a pledge of ownership interests in two of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt-to-EBITDA and liquidity to funded debt ratios, as well as minimum assets under management. At September 30, 2005, the Company was in compliance with all covenants. The outstanding balance on the line of credit was $10.5 million at September 30, 2005.

7.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at September 30, 2005.

The Company and its subsidiaries have obligations under operating leases that expire by 2014 with initial noncancelable terms in excess of one year.

The Company has pledged a certificate of deposit in the amount of $50,000 to secure a loan made by a bank to a relative of one of the Company’s customers (the “Debtor”). The pledge expires in April 2006. Proceeds from the bank loan were used to finance a business venture of the Debtor. Should the Debtor fail to repay the loan, the Company’s certificate of deposit will be used to satisfy any unpaid portion of the debt up to the face amount of the certificate of deposit. The Company expects the Debtor to pay the debt upon maturity. Therefore, the Company has recorded no reserve against this guarantee as of September 30, 2005.

The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to its operations. The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company has uncommitted financing arrangements with clearing brokers who finance customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheet for financial accounting and reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. The Company is required to maintain certain cash or securities on deposit with its clearing brokers.

The Company has issued letters of credit in the amounts of $1.2 million and $92,000 to the owners of two of the offices that we lease to secure payment of our lease obligations for those facilities. The Company has issued a letter of credit in the amount of $100,000 to secure the payment of the deductible portion of the Company’s workers compensation insurance policy.

8.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per share computations for the periods indicated were as follows:

	Three Months Ended September 30,
	2005	2004
	(in thousands, except per share amounts)

Computation of basic and diluted earnings per common share:
Net income	$3,656	$2,675
Weighted average common shares outstanding	18,845,323	17,640,293
Common shares issuable under stock option plan	894,771	1,059,027
Less shares assumed repurchased with proceeds	(338,888)	(486,864)
Weighted average common shares outstanding	19,401,206	18,212,456
Basic earnings per common share	$0.19	$0.15
Diluted earnings per common share	$0.19	$0.15

	Nine Months Ended September 30,
	2005	2004
	(in thousands, except per share amounts)

Computation of basic and diluted earnings per common share:
Net income	$7,715	$8,892
Weighted average common shares outstanding	18,587,184	17,542,678
Common shares issuable under stock option plan	904,771	1,059,027
Less shares assumed repurchased with proceeds	(299,470)	(470,693)
Weighted average common shares outstanding	19,192,485	18,131,012
Basic earnings per common share	$0.42	$0.51
Diluted earnings per common share	$0.40	$0.49

Outstanding stock options (22,500 and 12,500 for the three and nine months ended September 30, 2005, and 45,000 for the three and nine months ended September 30, 2004) have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

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

10.	BUSINESS SEGMENT INFORMATION

SMHG operates through six business segments: Retail Brokerage, Institutional Brokerage, Asset Management, Prime Brokerage, Investment Banking, and Corporate and Other. The business segments are based upon factors such as the services provided and distribution channels served. Certain services are provided to customers through more than one of our business segments.

The Retail Brokerage segment distributes a range of financial products through its branch distribution network, including equity and fixed income securities, mutual funds, and annuities. Retail revenues consist of commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned from mutual funds, fees earned from managed accounts, and net interest on customers’ margin loan and credit account balances. Additionally, retail revenues include sales credits from investment banking transactions such as the distribution of underwritings that we co-manage or in which we participate and private placements of securities in which we serve as placement agent. The firm employs registered representatives and also licenses independent financial advisors.

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

The Corporate and Other segment includes realized and unrealized gains and losses on the Company’s investment portfolios, and interest and dividends earned on our cash and securities positions. Unallocated corporate revenues and expenses are included in Corporate and Other. Gains and losses from sports representation and management services performed by SSG are included in Corporate and Other.

The following summarizes certain financial information of each reportable business segment for the three and nine months ended September 30, 2005 and 2004, respectively. SMHG does not analyze asset information for its business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues:
Retail brokerage	$3,765	$4,377	$11,794	$12,843
Institutional brokerage	6,547	6,756	19,404	23,062
Asset management	12,340	8,122	29,534	21,754
Prime brokerage	4,978	5,153	13,855	14,984
Investment banking	5,465	2,692	13,414	11,664
Corporate and other	1,316	1,461	3,249	2,716
Total	$34,411	$28,561	$91,250	$87,023

Income (loss) before equity in income of limited
partnerships, minority interests and income taxes:
Retail brokerage	$136	$473	$927	$1,091
Institutional brokerage	966	1,210	2,605	3,996
Asset management	3,396	3,232	7,747	7,580
Prime brokerage	390	856	1,388	2,485
Investment banking	2,140	884	4,756	5,477
Corporate and other	(2,242)	(2,261)	(6,554)	(7,393)
Total	$4,786	$4,394	$10,869	$13,236

Equity in income of limited partnerships:
Retail brokerage	$-	$-	$-	$-
Institutional brokerage	-	-	-	-
Asset management	3,459	624	5,637	3,386
Prime brokerage	-	-	-	-
Investment banking	-	-	-	-
Corporate and other	709	152	932	220
Total	$4,168	$776	$6,569	$3,606

Minority interests in net (income) loss of
consolidated companies:
Retail brokerage	$-	$-	$-	$-
Institutional brokerage	-	-	-	-
Asset management	(2,698)	(747)	(4,251)	(2,146)
Prime brokerage	-	-	-	-
Investment banking	-	-	-	-
Corporate and other	(116)	6	(187)	20
Total	$(2,814)	$(741)	$(4,438)	$(2,126)

Income (loss) before income taxes:
Retail brokerage	$136	$473	$927	$1,091
Institutional brokerage	966	1,210	2,605	3,996
Asset management	4,157	3,109	9,134	8,820
Prime brokerage	390	856	1,388	2,485
Investment banking	2,140	884	4,756	5,477
Corporate and other	(1,649)	(2,103)	(5,810)	(7,153)
Total	$6,140	$4,429	$13,000	$14,716

11.	EMPLOYEE BENEFIT PLANS

Under its 1998 Incentive Plan, as amended, the Company has reserved 25% of the outstanding common stock of the Company, or 4,000,000 shares of common stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan. The Company had 1,378,425 shares of common stock available for grant under the Incentive Plan at September 30, 2005.

Stock Options

The Incentive Plan provides for the issuance to eligible employees of, among other things, incentive and non-qualified stock options, that may expire up to 10 years from the date of grant. The outstanding options vest over varying periods and have an exercise price equal to the closing price of the Company’s stock on the date of the grant.

Restricted Stock and Capital Incentive Plan (“CIP”)

Effective January 2, 2001, the Company adopted the CIP under its Incentive Plan in which eligible employees and consultants may purchase in lieu of salary, commission, or bonus, shares of the Company’s restricted common stock at a price equal to 66.6% of the 20-day average of the closing sales prices for a share of the Company’s common stock, ending on the day prior to the date the shares are issued.

All shares issued are valued at the closing price on the date the shares are issued. Consideration paid through the deferral of salaries, commissions, or discretionary bonuses is recorded as compensation expense on the date that the salaries, commissions, and bonuses are deferred. The difference between the value of the shares issued and the consideration paid is recorded as unearned compensation and is shown as a separate component of shareholders’ equity. Additionally, shares are issued under the CIP in conjunction with notes receivable. Restricted shares and shares issued under the CIP are amortized to compensation expense over the one to five year vesting periods.

The following summarizes certain information related to the restricted stock and the CIP for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except shares)

Number of shares issued	30,957	1,119	116,371	266,570
Value of shares issued	$560	$13	$2,012	$3,265
Additions to unearned compensation	305	4	1,701	1,690
(Forfeitures) additions to notes receivable	(2)	-	4	1,566
Amortization of unearned compensation	331	266	885	726
Amortization of notes receivable	213	311	581	937

12.	RELATED PARTIES

The Company had receivables from related parties totaling $4.5 million at September 30, 2005, primarily consisting of $3.5 million of notes receivable from employees and consultants.

The Company has recorded a payable in the amount of $876,000 to the minority shareholder of an acquired subsidiary representing the post closing collection of receivables, net of related expenses that existed on the date on which the subsidiary was acquired.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and their related notes.

General

We provide a broad range of financial and other professional services, including institutional, retail, and prime brokerage, principal trading, investment banking, merchant banking, financial advisory, trust related services, investment management, financial planning, and sports representation and management. All of these activities are highly competitive and are sensitive to many factors outside our control, including those factors listed under "Factors Affecting Forward-Looking Statements."

We closely monitor our operating environment to enable us to respond promptly to market cycles. In addition, we seek to lessen earnings volatility by controlling expenses, increasing fee-based business, and developing new revenue sources. Nonetheless, operating results for any specific period should not be considered representative of future performance.

Components of Revenues and Expenses

Revenues. Our revenues are comprised primarily of (1) commission revenue from retail, prime, and institutional brokerage transactions, (2) fees from asset-based advisory services, (3) principal and agent transactions, (4) investment banking revenue from corporate finance fees, public and private offerings, mergers and acquisitions, and merchant banking, and (5) fees from asset management, financial planning, and fiduciary services. We also earn interest on the cash held and dividends received from the equity and debt securities held by us for our corporate capital accounts and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) employee compensation and benefits, (2) brokerage and clearing costs, and (3) other expenses. Compensation and benefits have both a variable component based on revenue production and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Retail and institutional commissions are based on competitive commission schedules. The investment banking group and the research group receive salaries and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the third quarter of 2005, compensation and benefits represented 67% of total expenses and 58% of total revenues compared to 66% of total expenses, and 56% of total revenues during the same period in 2004. During the first nine months of 2005, compensation and benefits represented 67% of total expenses and 59% of total revenues, compared to 69% of total expenses and 59% of total revenues during the same period in 2004.

Brokerage and clearance expenses include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business at SMH. SMH clears its transactions primarily through Pershing LLC, a member of BNY Securities Group and a subsidiary of The Bank of New York, and other clearing brokers.

Other expenses include (1) occupancy and equipment expenses, such as rent and utility charges for facilities, and (2) communications and data processing expenses, such as third-party systems, market data, and software program providers.

Overview

Our financial services business is affected by general economic conditions. The instability in the overall stock market, lower trading volume, and reduced commission rates have had a negative impact on our commission revenues, underwriting fees derived from public offerings, and advisory fees from private placements.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total revenues were $34.4 million in the third quarter of 2005 compared to $28.6 million for the same quarter in 2004. An increase in revenues from fiduciary, custodial, and advisory fees, investment banking services, and principal transactions was partially offset by a decline in revenues from commissions. Total expenses for the third quarter of 2005 increased to $29.6 million from $24.2 million in the same quarter of the previous year. We experienced increases in employee compensation and benefits, occupancy costs, and other general and administrative expenses mainly due to our growth. Equity in income of limited partnerships increased to $4.2 million during the third quarter of 2005 from $776,000 during the prior year period, reflecting larger gains on the investment portfolios in the limited partnerships. Income attributable to minority interests, which reduces SMHG’s pretax income increased to $2.8 million from $741,000, principally due to larger income from two of the limited partnerships that are accounted for under the equity method. Net income for the three month period ended September 30, 2005 increased to $3.7 million from $2.7 million in the same period in 2004. Basic and diluted income per share was $0.19 for the three months ended September 30, 2005, compared to $0.15 for the same period in 2004.

Commissions revenue declined to $11.8 million in the third quarter of 2005 from $13.4 million for the same period in 2004, primarily as a result of reduced trading volume and reduced commission rates in our retail, prime, and institutional divisions. Principal transactions revenue totaled $3.1 million during the third quarter of 2005, compared to $2.0 million for the third quarter of 2004 due to gains on trades made by both our in-house trading desks and the independent professional traders associated with our prime brokerage division, as well as improved revenues from our institutional fixed income department. Investment banking revenue increased to $8.3 million during the third quarter of 2005 from $5.8 million in the same period of 2004, principally due to an increase in private placement fees. Revenues from fiduciary, custodial, and advisory fees increased to $9.2 million in the third quarter of 2005 from $5.5 million in the same quarter of 2004 primarily due to the acquisition, of Edelman and SMH Colorado during the second quarter of 2005 and growth in assets under management at Salient and Kissinger Financial Services, (“Kissinger”). Other income increased from $715,000 during the third quarter of 2004 to $820,000 during the same period in 2005, due to an increase in fees earned on the Company’s cash balances and customer credit balances at its clearing banks resulting from higher deposit balances.

During the three months ended September 30, 2005, employee compensation and benefits increased to $19.8 million from $16.0 million in the same period last year due to higher revenues during 2005. Floor brokerage, exchange, and clearance fees declined to $1.3 million in the third quarter of 2005 from $1.5 million in the same quarter of 2004 reflecting lower clearing and execution costs resulting from the reduced trading volume and negotiated lower cost per trade. Occupancy costs totaled $2.2 million during the third quarter of 2005, compared to $1.8 million in the prior year quarter due to expansion of several of our offices and the addition of Edelman. Interest expense totaled $223,000 during the third quarter of 2005, compared to $10,000 during the prior year period due to the revolving credit facility entered into by the Company during May 2005. Other general and administrative expenses increased to $4.3 million during the third quarter of 2005 from $2.5 million in the third quarter of last year mainly due to our growth.

Our effective tax rate was 40% for the three months ended September 30, 2005 and September 30, 2004.

Results by Segment

Retail Brokerage

	Three Months Ended September 30,
	2005	2004
	(in thousands)

Revenues	$3,765	$4,377

Income before income taxes	$136	$473

Revenues from retail brokerage decreased to $3.8 million from $4.4 million, and income before income taxes decreased to $136,000 from $473,000. Commission revenue declined to $2.2 million from $2.3 million due to lower trading volume during 2005. Sales credits from investment banking transactions declined to $754,000 from $1.1 million due to a decrease in fees from syndicate transactions. Compensation expense declined to $2.7 million from $3.1 million in 2004, primarily due to the revenue decline, as well as reduced amortization of employee loans, which were paid to brokers upon their hire and then amortized to compensation expense over a specified employment term.

Institutional Brokerage

	Three Months Ended September 30,
	2005	2004
	(in thousands)

Revenues	$6,547	$6,756

Income before income taxes	$966	$1,210

Revenues from institutional brokerage declined to $6.5 million from $6.8 million, and income before taxes declined to $966,000 from $1.2 million. Commission revenue declined to $4.2 million from $5.2 million due to a slowdown in institutional equity commission transactions mainly due to closure of our Denver office in the fourth quarter of 2004 and a decline in commission rates. Revenues from principal transactions increased to $1.2 million from $586,000, due to higher revenues from fixed income transactions and improved profitability from institutional trading accounts.

Asset Management

	Three Months Ended September 30,
	2005	2004
	(in thousands)

Revenues	$12,340	$8,122

Income before income taxes	$4,157	$3,109

Revenues from asset management increased to $12.3 million from $8.1 million, and income before taxes increased to $4.2 million from $3.1 million. Fiduciary, custodial, and advisory fees increased to $9.0 million from $5.3 million. The acquisitions of Edelman in May 2005, and SMH Colorado in May 2005, and growth in assets under management at Salient and Kissinger have contributed to the increase in revenues from advisory fees. Total expenses rose to $9.0 million from $4.9 million due to the higher revenues and the acquisition of Edelman. The change in value of our investments in limited partnerships resulted in a gain of $3.5 million in 2005, compared to $624,000 in 2004. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in the Company’s consolidated financial statements. Income attributable to minority interests, which reduces our pretax income, increased to $2.7 million in 2005 from $747,000 in 2004, principally due to increased income from two of the Company’s limited partnerships and the acquisition of Edelman.

Prime Brokerage

	Three Months Ended September 30,
	2005	2004
	(in thousands)

Revenues	$4,978	$5,153

Income before income taxes	$390	$856

Revenues from prime brokerage declined to $5.0 million from $5.2 million, and income before taxes decreased to $390,000 from $856,000. Commission revenue decreased to $3.6 million from $4.4 million reflecting an overall reduction in commission rates. Revenues from principal transactions, primarily gains on trades made by the independent professional traders, increased to $1.2 million from $381,000 reflecting higher trading profitability during 2005. Compensation expense decreased to $2.0 million from $2.4 million due to reduced personnel. The percentage decline in income before taxes was greater than the percentage decline in revenues principally due to increases in those costs of the business that are not directly related to revenue variances.

Investment Banking

	Three Months Ended September 30,
	2005	2004
	(in thousands)

Revenues	$5,465	$2,692

Income before income taxes	$2,140	$884

Revenues from investment banking increased to $5.5 million from $2.7 million, and income before taxes increased to $2.1 million from $884,000. The revenue increase is primarily due to greater revenues from private placement commissions during 2005. Compensation expense increased to $2.6 million from $1.3 million in 2004 due to the increase in revenues and the addition of personnel in the investment banking department.

Corporate and Other

	Three Months Ended September 30,
	2005	2004
	(in thousands)

Revenues	$1,316	$1,461

Loss before income taxes	$(1,649)	$(2,103)

Revenues from corporate and other declined to $1.3 million from $1.5 million. The loss before taxes decreased to $1.6 million from $2.1 million in 2004. The 2004 period included a goodwill impairment charge in the amount of $400,000 related to the Company’s investment in Brava Therapeutics.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total revenues were $91.3 million in the first nine months of 2005 compared to $87.0 million for the same period in 2004. A decline in revenues from commissions was offset by an increase in fiduciary, custodial, and advisory fees and principal transactions. Equity in income of limited partnerships increased to $6.6 million from $3.6 million, reflecting larger gains on the investment portfolios in the limited partnerships. Income attributable to minority interests, which reduces SMHG’s pretax income increased to $4.4 million during 2005 from $2.1 million during 2004, due to the higher income from two of the limited partnerships that are accounted for under the equity method and the acquisitions of Charlotte Capital and Edelman. Total expenses for the 2005 period increased to $80.4 million from $73.8 million in the same period of the previous year. Net income for the nine month period ended September 30, 2005 declined to $7.7 million from $8.9 million in the same period in 2004. Basic income per share was $0.42 for the nine months ended September 30, 2005, compared to $0.51 for the same period in 2004. Diluted income per share was $0.40 for the nine months ended September 30, 2005, compared to $0.49 for the same period in 2004.

Commissions revenue declined to $33.3 million in the first nine months of 2005 from $39.5 million for the same period in 2004, primarily due to reduced trading volume in our retail and institutional divisions as well as an overall reduction in commission rates in our institutional and prime brokerage divisions. Principal transactions revenue totaled $7.2 million for the first nine months of 2005 versus $5.5 million in the comparable 2004 period, principally due to gains on trades made by both our in-house trading desks and the independent professional traders associated with our prime broker division. Investment banking revenue declined to $22.5 million during the first nine months of 2005 from $23.1 million in the same period of 2004, principally due to a reduction in private placement commissions and advisory fees. Revenues from fiduciary, custodial, and advisory fees increased to $22.3 million in the first nine months of 2005 from $14.3 million in the same period of 2004 primarily due to the acquisitions of Charlotte Capital and Edelman and growth in assets under management at Salient, Kissinger, and SMCA. Interest and dividend income increased to $3.4 million in the first three quarters of 2005 from $2.9 million in the same period last year, due to higher margin interest reflecting an increase in margin balances. Other income increased from $1.8 million during the first three quarters of 2004 to $2.5 million during the same period in 2005, due to an increase in fees earned on the Company’s cash balances and customer credit balances at its clearing banks resulting from higher deposit balances.

During the nine months ended September 30, 2005, employee compensation and benefits increased to $54.0 million from $51.0 million in the same period last year due to higher revenues and increased personnel, primarily resulting from the addition of Edelman during May 2005. Floor brokerage, exchange, and clearance fees declined to $3.5 million in the first nine months of 2005 from $4.1 million in the same period of 2004 reflecting lower clearing and execution costs resulting from the reduced trading volume and negotiated lower cost per trade. Communication and data processing costs increased to $5.8 million in 2005 from $5.3 million in the same period last year resulting primarily from increased personnel and additional offices. Occupancy costs totaled $6.2 million during the first nine months of 2005, compared to $5.2 million in the prior year quarter due to expansion of several of our offices, and the additions of Charlotte Capital and Edelman. Interest expense totaled $265,000 during the first nine months of 2005, compared to $30,000 during the prior year period due to the revolving credit facility entered into by the Company during May 2005. Other general and administrative expenses increased to $10.6 million during the first nine months of 2005 from $7.8 million in the same period of last year mainly due to our growth.

Our effective tax rate was 41% for the nine months ended September 30, 2005 compared to 40% for the nine months ended September 30, 2004.

Results by Segment

Retail Brokerage

	Nine Months Ended September 30,
	2005	2004
	(in thousands)

Revenues	$11,794	$12,843

Income before income taxes	$927	$1,091

Revenues from retail brokerage declined to $11.8 million from $12.8 million, and income before income taxes declined to $927,000 from $1.1 million. Commission revenue declined to $6.6 million from $7.1 million due to lower trading volume during 2005. Sales credits from investment banking transactions declined to $2.4 million during 2005 from $2.9 million in 2004 due to a decline in fees from syndicate transactions. Compensation expense declined to $8.2 million from $9.2 million, principally due to lower revenues as well as reduced amortization of employee loans, which are paid to brokers upon their hire and then amortized to compensation expense over a specified employment term.

Institutional Brokerage

	Nine Months Ended September 30,
	2005	2004
	(in thousands)

Revenues	$19,404	$23,062

Income before income taxes	$2,605	$3,996

Revenues from institutional brokerage declined to $19.4 million from $23.1 million, and income before taxes declined to $2.6 million from $4.0 million. Commission revenue declined to $12.2 million from $15.3 million due to a slowdown in institutional equity commission transactions mainly caused by the closure of our Denver office in the fourth quarter of 2004 and a decline in commission rates. Sales credits from investment banking transactions declined to $4.2 million from $5.5 million, due to a decrease in fees earned from the Company’s participation in underwriting syndicates. Revenues from principal transactions increased to $2.7 million from $2.0 million, due to higher revenues from fixed income transactions and improved profitability from institutional trading accounts. Compensation expense declined from $14.8 million during 2004 to $12.7 million during 2005 primarily due to the revenue decline.

Asset Management

	Nine Months Ended September 30,
	2005	2004
	(in thousands)

Revenues	$29,534	$21,754

Income before income taxes	$9,134	$8,820

Revenues from asset management increased to $29.5 million from $21.8 million, and income before taxes increased to $9.1 million from $8.8 million. Fiduciary, custodial, and advisory fees increased to $21.5 million from $13.4 million. The acquisitions of Charlotte Capital in April 2004 and Edelman in May 2005, and growth in assets under management at Salient, Kissinger, and SMCA have contributed to the increase in revenues from advisory fees. Total expenses rose to $21.8 million from $14.2 million due to the higher revenues and the acquisitions of Charlotte Capital and Edelman. The change in value of our investments in limited partnerships resulted in a gain of $5.6 million in 2005, compared to $3.4 million in 2004. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in the Company’s consolidated financial statements. Income attributable to minority interests, which reduces SMHG’s pretax income, increased to $4.3 million in 2005 from $2.1 million in 2004, principally due to higher equity income of limited partnerships and increased income from the Company’s ownership of 69% of Charlotte Capital and 51% of Edelman.

Prime Brokerage

	Nine Months Ended September 30,
	2005	2004
	(in thousands)

Revenues	$13,855	$14,984

Income before income taxes	$1,388	$2,485

Revenues from prime brokerage declined to $13.9 million from $15.0 million, and income before taxes decreased to $1.4 million from $2.5 million. Commission revenue decreased to $10.3 million from $12.6 million reflecting an overall reduction in commission rates. Revenues from principal transactions increased to $2.7 million in 2005 from $1.4 million in 2004 due to gains on trades made by the independent professional traders. Compensation expense decreased to $6.0 million from $7.3 million due to lower revenues and reduced personnel. The percentage decline in income before taxes was greater than the percentage decline in revenues principally due to increases in those costs of the business that are not directly related to revenue variances.

Investment Banking

	Nine Months Ended September 30,
	2005	2004
	(in thousands)

Revenues	$13,414	$11,664

Income before income taxes	$4,756	$5,477

Revenues from investment banking increased to $13.4 million from $11.7 million, and income before taxes decreased to $4.8 million from $5.5 million. The revenue increase is primarily due to higher revenues from private placement transactions during 2005. Compensation expense increased from $4.8 million during 2004 to $6.6 million during 2005 due to higher revenues and additional investment banking personnel. All other expenses increased by approximately $660,000 during 2005 due to additional office space and personnel.

Corporate and Other

	Nine Months Ended September 30,
	2005	2004
	(in thousands)

Revenues	$3,249	$2,716

Loss before income taxes	$(5,810)	$(7,153)

Revenues from corporate and other increased to $3.2 million from $2.7 million due to an increase in interest income reflecting higher margin interest caused by an increase in margin balances. The loss before taxes declined to $5.8 million from $7.2 million, primarily due to the revenue increase. Compensation expense declined to $5.3 million from $5.8 million due to lower incentive compensation related to the decline in overall Company profitability. Interest expense totaled $253,000 during 2005 due to the Company’s entry into a revolving credit facility during the second quarter of 2005.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets we currently hold. We will use borrowed funds as necessary to supplement our own capital resources.

  At September 30, 2005, we had approximately $15.5 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented about 23% of our total assets at the end of the third quarter.

For the nine months ended September 30, 2005, net cash provided by operations totaled $2.9 million versus net cash used in operations of $4.8 million during the first nine months of 2004. Accounts payable and accrued liabilities decreased by $3.9 million during the nine months ended September 30, 2005, principally due to the payment of accrued compensation during the first quarter of 2005. Equity in income of limited partnerships totaled $6.6 million during the first nine months of 2005, compared to $3.6 million during the same period in 2004, reflecting larger gains on the investment portfolios in the limited partnerships. Minority interests in income of consolidated companies totaled $4.4 million during 2005 compared to $2.1 million during 2004, due to the higher income from two of the limited partnerships that we account for under the equity method and the acquisitions of Charlotte and Edelman.

Capital expenditures for the first nine months of 2005 were $1.9 million, mainly for the purchase of furniture, computer equipment, and software, as well as for leasehold improvements, necessary for our growth.

Short term borrowings increased by $10.5 million during 2005 reflecting the Company’s entry into a revolving credit arrangement with a bank.

At September 30, 2005, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. Salient Trust Co., LTA was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations. We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Factors Affecting Forward-Looking Statements

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), known collectively as (the "Acts"). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements, which could affect the demand for the Company's services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of the Company’s trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for the Company's services; and (12) litigation and securities law liabilities. The Company does not undertake to publicly update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Risk is an inherent part of our business. The extent to which we properly and effectively identify, assess, monitor, and manage each of the various types of risk involved in our activities is critical to our soundness and profitability. The primary risks that we seek to manage are credit, operational, legal, and market.

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

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct business. We have established procedures based on legal and regulatory requirements that are designed to ensure compliance with all applicable statutory and regulatory requirements. We also have established procedures that are designed to ensure that executive management’s policies relating to conduct, ethics, and business practices are followed. In connection with our business, we have various procedures addressing significant issues such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, money-laundering, protection of client information, and record keeping.

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

At September 30, 2005, securities owned by the Company were recorded at a fair value of $64.4 million, including $24.8 million in marketable securities, $32.0 million representing the Company’s investments in limited partnerships, and $7.6 million representing other not readily marketable securities.

At September 30, 2005, Salient had securities available for sale with a fair value of $4.0 million. These securities have an original cost of $4.0 million, and are subject to price risk. At September 30, 2005, the unrealized increase in market value totaling $15,000 less tax of $6,000 has been included as a separate component of shareholders’ equity.

Management evaluates the realizability of securities available for sale to determine if a decline in value is other than temporary. Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Management believes the unrealized losses in the portfolio are temporary at September 30, 2005. However, a write-down accounted for as a realized loss may be necessary in the future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations. Certain of our litigation and claims are covered by insurance with a maximum deductible per occurrence of $150,000. We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

3.1
Articles of Incorporation of the Company, as amended (Filed as Exhibit 3.2 to the Company’s Quarterly report on Form 10Q for the quarter ended June 30, 2004 (File No. 000-30066), filed on August 9, 2004, and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-65417), and incorporated herein by reference).

†10.01	1998 Incentive Plan of the Company, as amended (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company dated May 3, 2002, and incorporated herein by reference).
†10.02
Sanders Morris Harris Group Inc. Capital Incentive Program (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-30066), and incorporated herein by reference.

10.03
Sublease Agreement dated January 19, 1994, between Texas Commerce Bank National Association and Harris Webb & Garrison, Inc., as amended by that certain First Amendment to Sublease Agreement dated February 23, 1994, the Second Amendment to Sublease Agreement dated April 26, 1994, and the Third Amend-ment to Sublease Agreement dated January 19, 1995 (Filed as Exhibit 10.16 to the Proxy Statement/Prospectus of the Company dated December 31, 1998 (File No. 333-65417), and incorporated herein by reference).

10.04
Letter Agreement dated April 7, 1999, between the Pershing Division of Donaldson, Lufkin Jenrette Securities Corporation and Harris Webb & Garrison, Inc. (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-30066), and incorporated herein by reference).

*10.05	On-Line Services Agreement dated as of June 1, 2005, between Innovest Systems, LLC and Pinnacle Trust Co., LTA.
10.06
Office Lease Agreement and related amendments dated September 25, 1996, between Texas Tower Limited and Sanders Morris Mundy Inc. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2000 (File No. 000-30066), and incorporated herein by reference).

10.07
Credit Agreement dated as of May 9, 2005, between Sanders Morris Harris Group Inc. and JPMorgan Chase Bank, National Association. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2005 (File No. 000-30066), and incorporated herein by reference).

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
Date: November 8, 2005