Form 10-K
period 2005-12-31
SANDERS MORRIS HARRIS GROUP INC
filed 2006-03-16
CIK 1071341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005, or

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

Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filed and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant at June 30, 2005 was $217 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant.

As of March 3, 2006, the registrant had 18,992,668 outstanding shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive Proxy Statement pertaining to the 2006 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference into Part III of this Report.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

-i-

PART I.

Item 1. Business

General

Sanders Morris Harris Group Inc., a Texas corporation formed in 1998 (“SMHG” or “the Company”), provides a broad range of financial and other professional services through its operating subsidiaries. Our financial and other professional services include institutional, prime and retail brokerage, principal trading, fixed income sales and trading, investment banking, merchant banking, financial advisory, trust related services, asset and investment management, financial planning, and sports representation and management. We serve a diverse group of institutional, corporate and individual clients.

On May 10, 2005, we acquired a 51% interest in The Edelman Financial Center (“Edelman”), one of the leading financial planning firms in the country. Edelman, based in Fairfax, Virginia, manages more than $2.7 billion in assets.

On April 15, 2005, we acquired a 50% interest in an investment advisory business of two financial advisors who are based in Colorado Springs, Colorado.

The historical financial information contained in this document includes the results of operations and financial position of our current businesses from the dates of acquisition.

Business Strategy

Our business strategy is to (1) increase our wealth and investment management business; (2) increase our capital markets activities; (3) improve the profitability of our brokerage operations; (4) enhance the range of financial services we offer our clients; and (5) supplement internal growth with strategic acquisitions. We believe certain cross-selling opportunities exist among our financial services divisions, and certain unquantified potential operating efficiencies are also available. The principal elements of our business strategy are:

•
Increase Wealth and Investment Management Business. We intend to grow through expansion of our wealth and investment management business, including prime brokerage and related services, by making available the skills of our investment management operations to our various subsidiaries, and by increasing the assets under our management through acquisitions and internal growth.

•
Increase Capital Markets Activities. We intend to increase our institutional equity and fixed income, investment banking, and merchant banking businesses by committing greater resources to companies, industries, and geographic regions that management believes offer the greatest opportunities. We also believe that consolidation within the investment banking industry will offer greater opportunities for high caliber firms that maintain their local and industry-specific focus.

•
Improve Profitability of Brokerage Operations. We intend to improve the profitability of our retail brokerage operations primarily by hiring additional experienced and productive financial advisors and by providing our financial advisors with specialized training as well as investment programs, information systems, support, and access to the services of each of our financial services entities. We intend to attract experienced institutional sales people who want superior research and trading support.

•
Enhance Range of Financial Services. We seek to provide excellent investment advice suited to each client. To that end, our financial services subsidiaries have traditionally sought to attract and retain clients by offering a high level of personal service. Wherever suitable, we encourage co-investment with our clients. We intend to increase that commitment by providing our clients with advanced account and investment information systems, flexibility in determining appropriate fee schedules for certain services based upon the level of client needs, and an array of investment and financial planning services.

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

Services

We provide our financial and other professional services through our operating subsidiaries - Sanders Morris Harris Inc., Salient Capital Management, SMH Capital Advisors, Charlotte Capital, The Edelman Financial Center, and Select Sports Group. The services offered by each of these entities are described below.

For financial information with respect to our business segments, see Note 20 to the Consolidated Financial Statements.

Sanders Morris Harris Inc. , “SMH”

General. SMH provides a range of financial services including retail, institutional and prime brokerage, investment research, investment banking, merchant banking and market making. Additionally, SMH has organized and holds an interest in a number of proprietary funds that invest primarily in small to medium capitalization companies in a number of industries.

Private Client. Our strategic plan in the private client business is to attract and retain experienced financial advisors, especially those able to utilize our sophisticated investment programs. Our private client business is focused on high net worth individuals with whom we have developed and maintained relationships over time. As a full service broker, we offer our private clients brokerage services relating to corporate debt and equity securities, including the securities of companies followed by our research analysts, underwritings that we co-manage or in which we participate, private placements of securities in which we serve as placement agent, mutual funds, 401(k) plans, wrap-fee programs, money market funds, and insurance products. Commissions are charged on agency transactions in exchange-listed securities and securities quoted on the Nasdaq Stock Market or in the over-the-counter market. In addition to retail commissions, we generate fee revenue from asset-based advisory services and managed accounts where the charges are based on a percentage of the assets held in the client’s account in lieu of commissions on a transaction-by-transaction basis.

We provide our private clients with a broad range of services delivered in a personalized, service-oriented manner. In addition to recommending and effecting transactions in securities, we provide other services to our retail clients that include portfolio strategy, investment research service, financial planning, assistance in the sale of restricted securities, and tax, trust, and estate advice. Clients can access their personal portfolio on-line and use our extensive research library.

We employ Series 7-licensed retail brokers who average over 15 years experience in the securities brokerage business. Additional Series 7-licensed retail brokers are affiliated with the Company through our SMH Partners division. We generally do not hire inexperienced brokers or trainees to work as retail brokers. We believe we can attract and retain experienced brokers by providing them with a high level of support, a corporate culture that encourages performance, employee stock ownership, advanced technologies, competitive compensation packages, and the opportunity for them and their clients to participate in private placements and public offerings of securities that we manage or underwrite. We have inter-related supervisory, compliance, and regulatory programs designed to minimize the possibility of significant infractions. These programs are supplemented by ongoing compliance training. Our compliance department supplements line management’s oversight of our financial advisors.

Institutional Brokerage. Our institutional stock brokerage strategy is to provide equity research coverage and trading services focused on companies with a presence in the United States. Our clients are a broad array of institutions throughout North America, Europe, and Asia. Areas of concentration include financial services, life sciences, oil and gas exploration and production, oilfield services, pipelines, entertainment and media, retailing, and technology. We provide our institutional clients with research and execution trading services in both exchange-listed equity securities and equity securities quoted on Nasdaq. We also distribute to institutional clients equity securities from offerings that we co-manage or underwrite. Our institutional clients include banks, retirement funds, mutual funds, endowments, investment advisors, and insurance companies. Commissions are charged on all institutional securities transactions based on rates formulated by SMH. These services are available to institutional clients of our financial advisors. We perform institutional brokerage services from offices in Dallas, Houston, New York, Los Angeles, and San Francisco.

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

Prime Brokerage. The brokerage industry has developed a service known as prime brokerage in which a professional investor, usually a private investor or hedge fund, maintains a cash or margin account with a prime broker which provides trade execution, clearing, bookkeeping, reporting, custodial, securities borrowing, financing, research and fund raising services. We also maintain several proprietary trading accounts. We share in the profits or losses of these accounts and receive the commissions generated in them. The accounts are designed to diversify the risks, thus limiting potential losses or gains.

Institutional Fixed Income Service. Through our fixed income division, we provide bond brokerage and principal trading services to institutional clients. We offer municipal securities, U.S. government and agency securities, mortgage-related securities, corporate investment-grade and high-yield bonds, as well as preferred stock shares and structured products. Our high-yield debt department complements our middle-market investment banking operations. In addition to a New York hub, Sanders Morris Harris Group has fixed-income operations in Houston, Boca Raton, Boston, Chicago, Cleveland, and San Francisco. The fixed income division adds to the range of investment vehicles we can offer to institutions. These services are usually performed by marking up (or down) our trading account positions.

In our trading activities, we generally deal with institutional clients. We buy and sell round-lot and odd-lot positions, and act as market-maker in those positions.

We are also active as a secondary market broker for residential, consumer, and commercial loans, and derive revenue from the placement of mortgage loans and servicing.

Investment Banking and Underwriting Activities. Our investment banking strategy is to build a balanced mix of corporate securities underwriting, private financings, and financial advisory services. We focus on middle market companies. We believe the number and dollar amount of underwritings and private placements in which we participate will contribute significantly to increased public and industry awareness of SMH, and will result in increased demand for our investment banking and corporate advisory services.

We regularly participate in corporate securities distributions as a member of an underwriting syndicate or of a selling group in public offerings managed by other underwriters, including national and regional firms. Our syndicate department coordinates the distribution of co-managed equity underwritings, accepts invitations to participate in underwritings managed by other investment banking firms, and allocates our selling allotments to our various sales units.

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

Our financial advisory services include advising on mergers, acquisitions and divestitures, fairness opinions, and financing strategies. We also provide valuations, litigation support, and financial consulting services. These financial advisory services are typically provided to emerging or middle market companies in the United States.

Proprietary Funds. SMH has organized a number of private equity funds for the purpose of purchasing, selling, and investing in securities, primarily in equity or equity-linked securities, interest-bearing debt securities, and debt securities convertible into common stock. We invest primarily in small to medium capitalization companies, both public and private, that we believe are either significantly undervalued relative to their growth potential, or that have substantial prospects for capital growth. Companies in which we invest belong to a number of industries, including environmental, industrial services, healthcare, technology, medical, life sciences, and energy.

We hold an interest in these funds and also earn management fees ranging from 1% to 2% per annum of total commitments, net assets, or capital contributions during the investment period of the fund. We also receive incentive compensation ranging from 10% to 20% of the profit or capital appreciation above specified hurdle rates. We have agreed to compensate the managers of these funds and employees designated by the managers through a combination of salaries and incentives based on the profitability of the funds. We account for our interests in all of these funds using the equity method, which approximates fair value.

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

Equity Market Making. We make markets, buying and selling as principal, in securities quoted on Nasdaq or in the over-the-counter markets. In lieu of commissions, we generate revenue in return for the risk we assume based on the markup or markdown of each transaction. Principal transactions with clients are generally effected at a net price within or equal to the current interdealer price plus or minus a markup or markdown. The trading department's objective is to facilitate sales to clients and to other dealers, not to generate profits based on trading for our proprietary account.

Revenues from principal transactions depend on the general trend of prices and the level of activity in the securities market, employee skill in market-making activities and inventory size. Trading activities carried out as a principal require a commitment of capital, and create an opportunity for profit and risk of loss due to market fluctuations. At December 31, 2005, we made markets in the common stock or equity securities of 129 companies that were quoted on Nasdaq and in the over-the-counter market.

The level of positions carried in our market making accounts fluctuates significantly depending on the firm's assessment of economic and market conditions, the allocation of capital among various stocks, client demand, underwriting commitments and market trading volume. The aggregate value of our inventories is limited by certain net capital requirements under the Securities Exchange Act.

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

Financial Planning. We provide specialized financial services and products to high net-worth individuals and institutions through our affiliation with a select group of independent registered representatives. The services provided by this division, which we call SMH Partners, include investment management, estate planning, and retirement planning. The financial planners who affiliate with us are able to offer their clients a broad range of new investment opportunities through several exclusive investment programs offered by SMH, Salient Capital Management, and SMH Capital Advisors.

Salient Capital Management, “Salient”

Financial Advisory Services. Salient provides financial advisory services to affluent families, families or individuals with concentrated stock positions, and smaller institutions. In analyzing a particular client’s needs, we assess the client’s goals and objectives, risk tolerance, and asset base. Then we develop an investment policy statement, which includes an asset allocation that focuses on diversification and risk-adjusted returns. Finally, we allocate capital from each asset class to one or more managers that we select based on assets under management, track record, management continuity, and adherence to style. Once a client’s assets are allocated among a group of managers, we monitor performance and constantly assess whether a manager is managing the capital consistent with its mandate.

Family Office Services. Salient provides a variety of services typically offered in a family office to families with significant assets. These services entail providing advice as it relates to everyday and extraordinary issues relating to affluent families and include estate planning, assisting clients with business decisions, household budgeting, and capital project planning.

Proprietary Funds. Salient has organized several private equity funds for the purpose of purchasing, selling, and investing in securities. These funds often use professional investment managers selected by Salient based on performance, investment style and focus, and other criteria.

SMHG owns 23.15% of The Endowment Fund Management, LLC (“TEF”). Salient Partners, a division of Salient, owns 13.8% of the Class A interest of TEF. The balance is owned by the former owners of Salient and TEF. TEF has approximately $376 million in assets under management using a variety of investment approaches.

Trust, Investment Management and Related Services. Through Salient Trust Co., LTA (“Salient Trust”), we provide a variety of trust services, including investment management, estate settlement, retirement planning, mineral interest management, real estate, and other administrative services, such as custody of assets and record keeping. We meet with each client to develop investment management strategies that are consistent with the client's needs and investment objectives. Consideration is given to the client's financial and investment objectives, risk tolerance, investment restrictions, and time horizon. We believe this total investment management approach provides clients with increased diversification, reduced risk, and greater control over their portfolios.

Through an online service agreement with a trust accounting software provider, we are able to provide our clients with access to account and statement information over the Internet through a link established between Salient Trust’s “home page” and the software providers database.

Salient’s revenues are derived from both transactional commissioned-based arrangements and investment management and fiduciary fees generally based on a percentage of assets under administration. At December 31, 2005, Salient Trust had approximately $794 million of assets under administration. The management fee charged is based on rate schedules that are changed from time to time. Rates vary depending on the services being provided and the amount of assets involved.

SMH Capital Advisors, “SMCA”

Investment Management Services. Through SMCA, we provide several different investment management services to investors who prefer a managed account as a major part of their investment portfolio. A portfolio is tailored to each client’s financial and investment objectives, with a risk tolerance profile that can range from maximum potential yield to maximum potential security. Our SMH private client financial advisors are also registered as investment advisors and to the extent their clients prefer that their accounts be managed on a fee basis, such accounts are handled through SMCA. Our SMCA division in Ft. Worth provides investment management services primarily in fixed income securities, mainly high-yield bonds. Our revenues are derived primarily from investment management and fiduciary fees based on a percentage of assets under administration.

Financial Planning Services. Through the Kissinger division of SMCA, based in Maryland we provide financial planning and investment management services to individuals. Kissinger derives revenues from fees charged to the clients for the preparation of financial plans and for monitoring services. Additionally, Kissinger earns commissions and fees from investment and insurance products sold to the clients.

Charlotte Capital

Investment Management Services. Through Charlotte Capital, we provide investment management services to institutional investors using small cap value and small/mid cap value styles. The investment team follows a structured investment process built on fundamental, independent research, and pursues a deep absolute value investment style. Its process begins with a series of quantitative screens using fundamental analysis that focuses on management motivation, growth catalysts, and intrinsic value. Portfolios are fully diversified and sector exposure is limited.

The Edelman Financial Center, “Edelman”

Financial Planning. Edelman Financial Services LLC (“EFS”) provides financial advisory services primarily to the mass affluent market generally defined as households with between $100,000 and $1.0 million of assets. EFS helps middle-class Americans better manage their assets and reach their goals of being able to retire in comfort, send their children to college, prepare against the costs of long-term care, provide for elderly parents, and pass on their assets to their children, grandchildren, church, and charities. Through our proprietary offerings such as the Edelman Managed Asset Program (EMAP), the Retirement InCome for Everyone Trust® (RIC-E Trust), and the S.M.A.R.T. Plan™ (Saving Monthly Accumulates Rewards over Time) we are able to help clients reach their objectives. The firm has won more than 60 financial, business, community, and philanthropic awards, and was three times named by Inc. magazine the fastest-growing privately-held financial planning firm in the country. In 2004, Bloomberg Wealth Manager ranked EFS among the largest independent financial planning and investment management firms in the nation. At December 31, 2005, we had more than 7,000 clients and $2.7 billion in assets under management.

Home Mortgage and Refinancing. Clients and individuals also benefit from the mortgage brokerage services of Edelman Mortgage Services LLC (“EMS”), which works with dozens of banks to provide attractive rates and services for those purchasing or refinancing a home.

Insurance Services. We also offer our clients a variety of life, disability, and long-term care insurance solutions to fit their needs.

Financial Education. EFS founder and chairman Ric Edelman is one of the nation’s leading advocates of financial literacy. From numerous appearances on national TV to testimony before Congress, his commitment to teaching individuals about personal finance and exposure to consumers spans a wide range of media. Mr. Edelman is a bestselling author; his five books on personal finance include Ordinary People, Extraordinary Wealth; The New Rules of Money; Discover the Wealth Within You; What You Need to Do Now; and the personal finance classic, The Truth About Money. In addition to hosting radio and television shows, he also writes a nationally syndicated newspaper column, publishes a monthly newsletter and has built one of the most comprehensive free educational resources on personal finance online at www.RicEdelman.com. He also is the author of a variety of video and audio educational products that help people achieve their financial goals.

Barron’s has twice (2004 and 2005) ranked Mr. Edelman among America’s 100 top financial advisors. In 2004, he was inducted into the Financial Advisor Hall of Fame, ranked the #1 advisor in the nation by Research Magazine for his focus on the individual client, and also ranked among Registered Rep magazine’s list of “America’s Top 50 Advisors.” He was also named Entrepreneur of the Year for Washington, D.C. by Ernst & Young in 2001.

Select Sports Group, “SSG”

Sports Management. SSG provides sports representation and management services to professional athletes, principally professional football players, in contract negotiation, marketing and endorsements, public relations, legal counseling and related areas. SSG receives fees from its athlete clients for the representation and management services provided.

Investment Advisory Services. SSG clients have access to SMHG’s investment programs in the areas of stocks, bonds, private equity, and specialized investment vehicles. Additionally, SMHG provides a deal-screening program that reviews the numerous investment opportunities offered to professional athletes, and combines the best deals into a fund that is made available to other athletes who wish to participate. SMHG owns 50% of SSG.

Clients

Other than the proprietary funds, our investment service business is conducted on an individual client basis. Our officers and employees often invest in the same securities as our retail and institutional clients, where suitable and as permitted by applicable law and regulations. We believe co-investment creates an identity of interest that is generally beneficial, particularly in investments we develop or where we play a major ongoing role.

Clients of our broker-dealer subsidiary, SMH, vary according to the nature of the services provided. Our retail brokerage services are generally focused on high net worth individuals. SMH's investment banking, underwriting, investment research, and principal transaction activities are targeted at emerging and middle market companies throughout the United States. Our institutional and prime brokerage services are offered to institutions and hedge funds throughout the United States, Europe, and Asia. These institutional clients consist mostly of pension funds, money managers, mutual funds, private investment or hedge funds, insurance companies, commercial banks, and thrift companies.

Salient provides services to institutions, high net worth individuals and their estates and trusts, 401(k) and other employee-directed company sponsored retirement plans, and charitable and other non-profit corporations.

Our investment advisory and financial planning subsidiary, SMCA, provides investment management and financial planning services to clients consisting mainly of mid to high net worth investors and institutional clients.

Edelman provides financial advisory services to the mass affluent market.

SSG provides services to professional athletes, principally professional football players.

Marketing

The marketing efforts of SMH are conducted throughout SMH’s 14 offices and through its independent registered representatives who affiliate with SMH through its SMH Partners division. SMH targets its client groups through mailings, telephone calls, in-person presentations, and firm-sponsored workshops. Due to the nature of our business, our regional name recognition and the reputation of our management, business is obtained through referrals from other investment bankers or initiated directly by the client, as well as through senior level calling programs.

Salient conducts its marketing and business development efforts on a company-wide basis. All Salient employees are encouraged to be actively involved in business development efforts through maintenance of professional and personal relationships and active involvement in community events. Salient markets to specific client groups through mailings, telephone calls, multi-media client presentations, and company-sponsored or co-sponsored workshops and seminars. Additionally, Salient has entered into strategic alliances with a major credit union, a regional accounting firm, and a regional bank that provide for sharing of expenses and the payment of referral fees for new business.

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

Edelman conducts its marketing efforts through various channels designed to educate individuals on the subject of personal finance. Mr. Edelman hosts weekly radio and television shows in the Washington, D.C. area. Mr. Edelman is a nationally syndicated newspaper columnist, publishes a monthly newsletter, and is the author of a variety of video and audio educational systems that help people achieve their financial goals.

We believe cross-selling opportunities exist among our various subsidiaries based on the relationships developed by the individual companies.

Existing and potential clients can also gain a variety of information about our firm and the services we provide through our internet websites at www.smhgroup.com;  www.smhhou.com;  www.smhpartners.com; www.edelman.com; www.salientpartners.com; www.salienttrust.com; www.cummermoyers.com; and www.kissingernet.com.

Relationship with Clearing Brokers

Our broker-dealer subsidiary uses the services of clearing brokers. Currently, we clear transactions, and carry accounts for clients, through several clearing firms including Pershing LLC, a member of BNY Securities Group and a subsidiary of The Bank of New York, Goldman Sachs Execution & Clearing, L.P., ADP Clearing & Outsourcing Services, Inc., and First Clearing Corporation, under fully disclosed clearing arrangements. These clearing brokers also provide us with information necessary to generate commission runs, transaction summaries, and data feeds for various reports, including compliance and risk management, execution reports, trade confirmations, monthly account statements, cashiering functions, and handling of margin accounts. We believe these arrangements produce clearing costs that are competitive within the industry.

We have uncommitted financing arrangements with our clearing brokers that finance our customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on our balance sheet for financial accounting reporting purposes, we have generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts. Therefore, we retain risk on these accounts. We are required to maintain certain cash or securities on deposit with our clearing broker.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are made available free of charge on our internet website, www.smhgroup.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

Competition

Our financial services businesses and the securities business in general are highly competitive. The principal competitive factors influencing our financial services businesses are:

•	professional staff,
•	reputation in the marketplace,
•	existing client relationships, and
•	ability to commit capital to client transactions and a mix of market capabilities.

We compete directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, dealers, other investment banking firms, investment advisors, and commercial banks. We also compete for investment management and fiduciary services with commercial banks, private trust companies, mutual fund companies, insurance companies, and others. The financial services industry has become considerably more concentrated as many securities firms have either ceased operations or been acquired by or merged into other firms. Many of these larger firms have significantly greater financial and other resources than we do and can offer their customers more product offerings, lower pricing, broader research capabilities, access to international markets, and other products and services we do not offer, which may give these firms a competitive advantage over us. See “Risk Factors.”

Government Regulation

The securities industry is one of the nation's most extensively regulated industries. The U.S. Securities and Exchange Commission or SEC is responsible for carrying out the federal securities laws and serves as a supervisory body over all national securities exchanges and associations. The regulation of broker-dealers has to a large extent been delegated by the federal securities laws to Self Regulatory Organizations, called "SROs". These SROs include, among others, all the national securities and commodities exchanges and the National Association of Securities Dealers, Inc. or NASD. Subject to approval by the SEC and certain other regulatory authorities, SROs adopt rules that govern the industry and conduct periodic examinations of the operations of our broker-dealer subsidiary. Our broker-dealer subsidiary is registered in all 50 states, Puerto Rico, and the province of Ontario, Canada and is also subject to regulation under the laws of these jurisdictions.

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

As registered investment advisors under the Investment Advisers Act of 1940, SMCA, Edelman, Charlotte, and certain other subsidiaries are subject to the requirements of regulations under both the Investment Advisers Act and certain state securities laws and regulations. Such requirements relate to, among other things, (1) limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, (2) record-keeping and reporting requirements, (3) disclosure requirements, (4) limitations on principal transactions between an advisor or its affiliates and advisory clients, and (5) general anti-fraud prohibitions.

Our trust subsidiary, Salient Trust, is subject to supervision and examination by the Texas Department of Banking. As a Texas chartered trust company, Salient Trust is subject to the Texas Trust Company Act, the rules and regulations promulgated under the act and supervision by the Texas Banking Commissioner. These laws are intended primarily for the protection of Salient Trust’s clients, rather than for the benefit of investors.

Employees

At December 31, 2005, we had 496 employees. Of these, 65 were engaged in retail brokerage, 44 in institutional sales and trading, 30 in fixed income sales, 40 in investment banking, 19 in securities analysis and research, 51 in prime brokerage, 38 in financial advisory and trust services, 18 in financial planning, 134 in investment management, seven in systems development, four in sports representation and management, and 46 in accounting, administration, legal, compliance, and support operations. None of our employees are subject to collective bargaining agreements. We believe our relations with our employees generally are good.

Item 1A. Risk Factors

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal, and regulatory risks. You should carefully consider the following risks and all of the other information in this Report, including the Consolidated Financial Statements and Notes thereto. The following are some of the more important factors that could affect our businesses.

The securities brokerage, investment banking, financial advice, and asset management industries are highly competitive. If we are not able to compete successfully against current and future competitors, our business and results of operation will be adversely affected.

The markets for our financial services and securities businesses are highly competitive. The principal competitive factors influencing our financial services businesses are: (1) professional staff, (2) reputation in the marketplace, (3) existing client relationships, (4) ability to commit capital to client transactions, and (5) mix of market capabilities.

Our ability to compete effectively in our securities brokerage and investment banking activities is also influenced by the adequacy of our capital levels and by our ability to raise additional capital.

We compete directly with many other national and regional full service broker-dealers and, to a lesser extent, with discount brokers, investment banking firms, investment advisers, securities subsidiaries of major commercial bank holding companies, and other companies offering financial services in the United States, globally, and through the internet. We also compete for asset management and fiduciary services with commercial banks, private trust companies, sponsors of mutual funds, insurance companies, financial planning firms, venture capital funds, private equity or hedge funds, and other asset managers. Many of our competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of products and distribution outlets for their products. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Also, some competitors have more extensive investment banking activities than we do and, therefore, may possess a relative advantage in accessing deal flow and capital.

Increased pressure created by current or future competitors, individually or collectively, could materially and adversely affect our business and results of operations. Increased competition may result in reduced revenue and loss of market share. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that also could materially and adversely affect our business and results of operations. We cannot assure you that we will be able to compete successfully against current and future competitors. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on us.

Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away an employee or group of employees, which may result in our losing business formerly serviced by them. Such competition can also raise our costs of hiring and retaining the key employees we need to effectively execute our business plan.

We may experience reduced revenue due to downturns or disruptions in the securities markets that reduce market volumes, securities prices, and liquidity, which can also cause counterparties to fail to perform.

The securities business is, by its nature, subject to significant risks, particularly in volatile or illiquid markets, including: (1) the risk of trading losses, (2) losses resulting from the ownership or underwriting of securities, (3) counterparty failure to meet commitments, (4) customer fraud, (5) employee fraud, (6) issuer fraud, (7) errors and misconduct, (8) failure in connection with the processing of securities transactions, and (9) customer litigation.

As an investment banking and securities firm, changes in the financial markets or economic conditions in the United States and elsewhere in the world could adversely affect our business in many ways. The securities business is directly affected by many factors, including market, economic, and political conditions; broad trends in business and finance; investor sentiment and confidence in the financial markets; legislation and regulation affecting the national and international business and financial communities; currency values; inflation; the availability and cost of short-term and long-term funding and capital; the credit capacity or perceived creditworthiness of the securities industry in the marketplace; the level and volatility of equity prices and interest rates; and technological changes and events. These and other factors can contribute to lower price levels for securities and illiquid markets.

A market downturn could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads. Unfavorable financial or economic conditions would likely reduce the number and size of transactions in which we provide underwriting, financial advisory, and other services. Our corporate finance revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. Lower price levels of securities may result in reduced management fees calculated as a percentage of assets managed. Fluctuations in market activity could impact the flow of investment capital into or from assets under management and supervision and the way customers allocate capital among money market, equity, fixed income, or other investment alternatives, which could negatively impact our asset management business. In periods of low volume or price levels, profitability is further adversely affected because certain of our expenses remain relatively fixed.

Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, which could make it difficult for us to sell securities, hedge securities positions, and invest funds under management. Market declines could also increase claims and litigation, including arbitration claims from customers. In such markets, we may incur reduced revenue or losses in our principal trading, market making, investment banking, and advisory services activities.

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

We conduct securities trading, market making, and investment activities for our own account, which subjects our capital to significant risks. These activities often involve the purchase, sale, or short sale of securities as principal in markets that are characterized as relatively illiquid or that may be particularly susceptible to rapid fluctuations in liquidity and price. These market conditions could limit our resale of purchased securities or the repurchase of securities sold short. These risks involve market, credit, counterparty, and liquidity risks, which could result in losses for us. Market risk relates to the risk of fluctuating values and the ability of third parties to whom we have extended credit to repay us. Counterparty risk relates to whether a counter-party on a transaction will fulfill its contractual obligations, which may include delivery of securities or payment of funds. Liquidity risk relates to our inability to liquidate assets or redirect illiquid investments.

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

We derive our financial services revenues from the efforts of senior management and retail investment executives, and research, investment banking, retail and institutional sales, trading, asset management, and administrative professionals. Our future success depends, in a large part, on our ability to attract, recruit, and retain qualified financial services professionals. Demand for these professionals is high and their qualifications make them particularly mobile. These circumstances have led to escalating compensation packages in the industry. Up front payments, increased payouts, and guaranteed contracts have made recruiting these professionals more difficult and can lead to departures by current employees. From time to time we have experienced, and we may in the future experience, losses of sales and trading, research, and investment banking professionals and have difficulty in hiring and retaining highly skilled employees. Departures can also cause client defections due to close relationships between clients and the professionals. If we are unable to retain our key employees or attract, recruit, integrate, or retain other skilled professionals in the future, our business could suffer.

We generally do not have employment agreements with our employees or senior executive officers. We attempt to retain our employees with incentives such as the issuance of stock subject to continued employment. These incentives, however, may be insufficient in light of increasing competition for experienced professionals in the securities industry, particularly if our stock price declines or fails to appreciate sufficiently to be a competitive source of a portion of a professional’s compensation.

Litigation and potential securities laws liabilities may adversely affect our business and may, in turn, negatively affect the market price of our common stock.

Many aspects of our business involve substantial risks of liability, litigation, and arbitration, which could adversely affect us. In the normal course of business, we have been and may be named as defendants or co-defendants in civil litigation and arbitration proceedings arising from our business activities as a broker-dealer. Some of these risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities and other transactions, potential liability for the advice we provide to participants in corporate transactions, and disputes over the terms and conditions of complex trading arrangements. Certain of the actual and threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The plaintiffs in litigation or arbitration may allege misconduct by our investment executives, claiming, for example, that investments sold by them were unsuitable for the plaintiffs’ portfolios, or that they engaged in excessive trading in the plaintiffs’ accounts. Substantial liabilities from these matters could occur and could have a material financial effect or cause significant reputational harm to us, which in turn could seriously harm our business.

In recent years, there has been a substantial amount of litigation involving the securities brokerage industry, including class action lawsuits seeking substantial damages and other suits seeking punitive damages. Companies engaged in the underwriting of securities, as we are, are subject to substantial potential liability, including for material misstatements or omissions in prospectuses and other communications in underwritten offerings of securities or statements made by securities analysts. These liabilities can arise under federal securities laws, similar state statutes, and common law doctrines. The risk of liability may be higher for an underwriter that, like us, is active in the underwriting of securities offerings for emerging and middle-market companies, because of the higher degree of risk and volatility associated with the securities of these companies. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or in financial distress. The defense of these or any other lawsuits or arbitration proceeding may divert the efforts and attention of our management and staff, and we may incur significant legal expense in defending litigation or arbitration proceedings.

We are highly dependent on proprietary and third party systems, so systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock. Operational risks may disrupt our business, result in regulatory action against us, or limit our growth.

Our business is highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets, and the transactions we process have become increasingly complex. Consequently, we rely heavily on our communications and financial, accounting, and other data processing systems, including systems provided by our clearing brokers and service providers. We face operational risk across all or our business activities, including revenue generating activities (e.g., risks arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated, or accounted) and support functions (e.g., information technology and facilities management).

We also face the risk of operational failure or termination of any of the clearing brokers, exchanges, or other financial intermediaries we use to facilitate our securities transactions, and as our interconnectivity with our clients grows, we will increasingly face the risk of operational failure with respect to our clients’ systems. Any such failure or termination could adversely affect our ability to effect transactions, service our clients, and manage our exposure to risk.

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

In addition, our clearing brokers provide our principal disaster recovery system. Despite the contingency plans and facilities we and our clearing brokers have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our and their businesses and communities in which we are located. This may include a disruption involving electrical, communications, transportation, or other services used by us, our clearing brokers, or third parties with whom we conduct business, terrorist activities, or health epidemics. These disruptions may occur, for example, as a result of events that affect the buildings we or such third parties occupy, or as a result of broader impact on the cities where those buildings are located. Nearly all of our employees in our primary locations, including Houston, New York, and Los Angeles, work in close proximity to another. If a disruption occurs in one location, our ability to service and interact with our clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our clients’ or third parties’ operations, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or fully covered through any insurance maintained by us.

Our securities broker-dealer, investment advisor, trust company, and athlete management subsidiaries are subject to substantial regulations. If we fail to comply with these regulations, our business will be adversely affected.

Our businesses are subject to extensive regulation under both federal and state laws. Sanders Morris Harris is registered as a broker-dealer with the SEC and the NASD; SMH Capital Advisors, Salient Capital Management, and Charlotte Capital are registered with the SEC as investment advisors; and Salient Trust Co. LTA, is licensed as a trust company by the Texas Banking Commissioner. All of the agents and contract advisors employed by Select Sports Group Holdings, LLC must be certified by the National Football League Players Association.

The SEC is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally the NASD, NASD Regulation, Inc., and the securities exchanges, and state securities commissions are actively involved in the regulation of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, record-keeping, and the conduct of directors, officers, and employees.

The SEC, NASD, other self-regulatory organizations, and state securities commissions may conduct administrative proceedings that can result in: (1) censure, fines, or civil penalties; (2) issuance of cease-and-desist orders; (3) deregistration, suspension, expulsion of a broker-dealer or investment advisor; (4) suspension or disqualification of the broker-dealer’s officers or employees; or (5) other adverse consequences. The imposition of any penalties or orders against us could have a material adverse effect on our operating results and financial condition.

Investment banking and brokerage businesses have experienced increased scrutiny at both the state and federal level and the cost of compliance and the potential liability for non-compliance has increased as a result. Additional legislation and regulations, changes in rules imposed by regulatory authorities, self-regulatory organizations, and exchanges or changes in the interpretation or enforcement of existing laws and rules adversely affect our business and profitability.

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

In recent years, there have been industry-wide and other investigations by federal and state authorities concerning certain investment products including mutual funds, hedge funds, and equity indexed insurance; certain brokerage practices including use of soft dollar accounts; and prime brokerage services for hedge fund managers. We have received requests for information and have been fully cooperating with those authorities. While we believe that we comply with applicable legal and regulatory requirements, we cannot predict the course that these inquiries and areas of focus may take or the impact that any new laws or regulations governing these activities may have on our business.

The business operations of Sanders Morris Harris and Salient Trust may face limitations due to net capital requirements.

As a registered broker-dealer, Sanders Morris Harris Inc. is subject to the net capital rules administered by the SEC and NASD. These rules, which specify minimum net capital requirements for registered broker-dealers and NASD members, are designed to assure that broker-dealers maintain adequate net capital in relation to their liabilities and the size of their customers’ business. These requirements have the effect of requiring that a substantial portion of a broker-dealer’s assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies. Compliance with these net capital rules could limit operations that require extensive capital, such as underwriting or trading activities. Additionally, our trust subsidiary, Salient Trust, is required to maintain minimum net capital of $1.5 million.

Our inability to access funds from our subsidiaries could adversely affect our ability to meet our obligations

We are a holding company and, therefore, depend on dividends, distributions, and other payments from our subsidiaries to fund dividend payments and to fund all payments on our obligations, including debt obligations. As noted above, Sanders Morris Harris and Salient Trust are subject to net capital and other laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us. Regulatory action of that kind may limit our ability to pay dividends, implement our strategies, pay interest or repay principal on our debt, and redeem or repurchase our outstanding shares. In addition, a change in these net capital rules or new rules affecting the scope, coverage, calculation, or amount of the net capital requirements, or a significant operating loss or significant charge against net capital, could have similar effects. In addition, to the extent that we hold equity interests in our regulated or unregulated subsidiaries, our rights as an equity holder to the assets of such subsidiaries are subject to the satisfaction of the claims of the creditors of such subsidiaries.

We may be unable to fully integrate future acquisitions or joint ventures into our business and systems.

We expect to grow in part through acquisitions and joint ventures. To the extent we make acquisitions or enter into combinations or joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients and business partners. In the case of joint ventures, we are subject to additional risks and uncertainties that we may be dependent upon, and subject to liability, losses, or reputational damage relating to, systems, controls, and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact the benefits to be achieved by the joint venture.

We may experience fluctuations in our quarterly and annual operating results due to the nature of our business and therefore fail to meet profitability expectations.

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors. These factors include: (1) the number of underwriting and merger and acquisition transactions completed by our clients and the level and timing of fees we receive from those transactions; (2) the level of institutional and retail brokerage transactions and the level of commissions we receive from those transactions; (3) levels of assets under management; (4) changes in the market valuations of investments held by proprietary investment funds that we organized and manage and of companies in which we have invested as a principal; (5) the timing of recording of asset management fees and special allocations of income, if any; (6) the realization of profits and losses on principal investments; (7) variations in expenditures for personnel, consulting, and legal expenses; and (8) the expenses of establishing any new business units, including marketing and technology expenses; and (9) the adverse determination or settlement of a lawsuit or arbitration proceeding.

Our revenues from an underwriting transaction are recorded only when the underwriting is completed. Revenues from merger or acquisition transactions are recorded only when the retainer fees are received or the transaction closes. Accordingly, the timing of recognition of revenue from a significant transaction can materially affect our quarterly and annual operating results. We have a certain level of fixed costs in our investment banking operations. As a result, we could experience losses in these operations if demand for our services is lower than expected.

Our common stock price may be volatile, which could adversely affect the value of your shares. Our common stock may trade at prices below your purchase price.

The market price of our common stock may be subject to significant fluctuations in response to many factors, including: (1) our perceived prospects, (2) the perceived prospects of the securities and financial services industries in general, (3) differences between our actual financial results and those expected by investors and analysts, (4) changes in securities analysts’ recommendations or projections, (5) our announcements of significant contracts, milestones, or acquisitions, (6) sales of our common stock, (7) changes in general economic or market conditions, including condition in the securities brokerage and investment banking markets, (8) changing conditions in the industry of one of our major client groups, and (9) fluctuations in stock market price and volume.

Many of these factors are beyond our control. Any one of the factors noted herein could have an adverse effect on the value of our common stock. Our common stock may trade at prices below your purchase price. Also, the stock markets periodically experience significant price and volume volatility which may affect the market price of our common stock for reasons unrelated to us or our operating performance.

If these or other factors cause the price of our common stock to fluctuate, our common stock may trade at prices significantly below your purchase price.

Item 1B. Unresolved Staff Comments

There were no unresolved issues.

Item 2. Properties

Our principal executive office together with certain brokerage and investment banking operations of SMH are located at 600 Travis, Houston, Texas and comprise approximately 48,337 square feet of leased office space, pursuant to lease arrangements expiring in 2007. We lease 18 other office locations including, Boston; Cleveland (two locations); Dallas; Fort Worth; Colorado Springs; Fairfax, Virginia; Garden City, New York; Hunt Valley, Maryland; Jackson, Mississippi; Los Angeles; New York City (two locations); San Francisco; and Tulsa. We lease all of our office space which management believes, at the present time is adequate for our business. We also lease communication and other office equipment. For information concerning leasehold improvements and rental expenses, see notes 1, 8 and 17 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

Many aspects of our business involve substantial risks of liability. In the normal course of business, we have been and in the future may be named as defendant or co-defendant in lawsuits and arbitration proceedings involving primarily claims for damages. We are also involved in a number of regulatory matters arising out of the conduct of our business. There can be no assurance that these matters will not have a material adverse effect on our results of operation in any future period and a significant judgment could have a material adverse impact on our consolidated financial position, results or operations, and cash flows. In addition to claims for damages and monetary sanctions that may be made against us, we incur substantial costs in investigating and defending claims and regulatory matters.

Based on currently available information, we have established reserves for certain litigation matters and our management does not believe that resolution of any matter will have a material adverse effect on our liquidity or financial position although, depending on our results for a particular period, an adverse determination could have a material effect on quarterly or annual operating results in the period in which it is resolved.

The NASD conducted an inspection of our prime broker and private investment or hedge fund support operations based in our New York office in the fall of 2004. Subsequent to such inspection the NASD opened an investigation and has requested the production of additional documents and materials on six occasions in 2005 and 2006 with respect to our prime broker and related hedge fund operations. The investigation is ongoing. We do not know when the NASD staff will complete its investigation or what, if any, actions the NASD may propose with respect to this matter.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2005.

PART II.

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol “SMHG.” The following table sets forth the quarterly high and low sale prices for our common stock during 2005 and 2004 for the calendar quarters indicated, each as reported on the Nasdaq National Market and cash dividends declared per share of common stock:

			Cash
Calendar Period	High	Low	Dividend

2005:
First Quarter	$18.64	$16.37	$0.045
Second Quarter	$18.79	$15.15	$0.045
Third Quarter	$17.51	$14.84	$0.045
Fourth Quarter	$17.23	$15.37	$0.045

2004:
First Quarter	$12.75	$10.89	$0.0375
Second Quarter	$15.20	$11.55	$0.0375
Third Quarter	$14.86	$11.20	$0.0375
Fourth Quarter	$20.25	$12.02	$0.0375

At March 10, 2006, there were approximately 286 record holders of our common stock.

Dividend Policy

In 2002 our board of directors instituted a policy of paying regular quarterly dividends on our common stock. During 2005, we increased the declared quarterly dividend payment to $0.045 per share (an annual amount of $0.18 per share). In February 2006, the board of directors declared a cash dividend for the first quarter of 2006 in the amount of $0.045 per share. Our declaration and payment of future dividends is subject to the discretion of our board of directors. In exercising this discretion, the board of directors will take into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal and regulatory restrictions on the payment of dividends, and such other factors the board considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

For our equity compensation plans, the following table shows, at the end of fiscal year 2005, (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such options, warrants and rights, and (c) the number of securities remaining available for future issuance under the plans, excluding those issuable upon exercise of outstanding options, warrants and rights.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans
	outstanding options,	oustanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))

	(a)	(b)	(c)

Equity compensation plans approved
by security holders	915,271	$6.42	1,360,889	(1)
Equity compensation plans not
approved by security holders	—	—	—
Total	915,271	$6.42	1,360,889

(1)
The number of shares of our common stock available for incentive awards under our 1998 Incentive Plan is the greater of 4,000,000 shares or 25% of the total number of shares of our common stock from time to time outstanding.

Recent Sales of Unregistered Securities

On May 10, 2005, we issued 292,155 unregistered shares of common stock to The Edelman Financial Center, Inc. and its former owner, with an approximate valuation of $5,000,000, as partial consideration for our purchase of a 51% interest in Edelman. The shares of common stock issued in this transaction were issued in a transaction not involving a public offering and exempt from registration under Section 4(2) of the Securities Act of 1933.

On April 15, 2005, we issued 69,950 unregistered shares of common stock to two financial advisers, with an approximate valuation of $1,250,000, as partial consideration for our purchase of a 50% interest in SMH Colorado. The shares of common stock issued in this transaction were issued in a transaction not involving a public offering and exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

The following data should be read together with the Consolidated Financial Statements and their related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included later in this Report.
	Year Ended December 31,
	(in thousands except share and per share amounts)

	2005	2004	2003	2002	2001

Statement of Operations
Total revenues	$127,292	$121,532	$103,934	$82,377	$54,651
Income from
continuing operations	$10,674	$12,414	$10,416	$5,399	$1,066
Loss from
discontinued operations,
net of tax	—	—	—	—	(121)
Net income	$10,674	$12,414	$10,416	$5,399	$945

Adjusted net income (1)	$10,674	$12,414	$10,416	$5,399	$3,117

Diluted earnings
per share:
From continuing
operations	$0.55	$0.68	$0.59	$0.32	$0.07
From discontinued
operations	—	—	—	—	(0.01)
Net earnings
per share	$0.55	$0.68	$0.59	$0.32	$0.06

Adjusted net earnings
per share (1)	$0.55	$0.68	$0.59	$0.32	$0.20

Weighted average shares
outstanding and committed - diluted	19,253,400	18,302,315	17,622,443	16,918,432	15,958,879

(1)
Represents previously reported net income and net earnings per common share, adjusted for the exclusion of goodwill amortization. Beginning in 2002, new accounting standards eliminated the amortization of goodwill.

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands except per share amounts)

Balance Sheet Data:
Cash and cash equivalents	$14,612	$21,678	$32,590	$34,890	$30,410
Securities	75,541	59,929	35,478	20,059	13,844
Total assets	204,928	171,849	138,653	117,323	105,309
Total liabilities	42,462	27,835	19,294	15,591	8,975
Minority interests	7,781	5,230	4,506	421	51
Shareholders' equity	154,685	138,784	114,853	101,311	96,283
Cash dividends declared
per common share	$0.18	$0.15	$0.12	$0.10	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and their related notes and "Selected Financial Data" included in this Report.

General

We provide diversified financial and other professional services, including institutional, prime and retail brokerage, principal trading, investment banking, merchant banking, financial advisory, trust related services, asset and investment management, financial planning, and sports representation and management. All of these activities are highly competitive and are sensitive to many factors outside our control, including those factors listed under "Risk Factors."

We closely monitor our operating environment to enable us to respond promptly to market cycles. In addition, we seek to lessen earnings volatility by controlling expenses, increasing fee-based business, and developing new revenue sources. Nonetheless, operating results of any specific period should not be considered representative of future performance.

On May 10, 2005, the Company acquired a 51% interest in The Edelman Financial Center, one of the leading financial planning firms in the country. Edelman, based in Fairfax, Virginia, manages over $2.7 billion in assets.

On April 15, 2005, the Company acquired a 50% interest in an investment advisory business of two financial advisors who are based in Colorado Springs, Colorado.

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

In conjunction with the Salient acquisition, Pinnacle Management & Trust Co., our trust subsidiary, was contributed to Salient and was renamed Pinnacle Trust Co., LTA., subsequently renamed Salient Trust Co., LTA.

The historical financial information contained in this Report includes the results of operations and financial position of our current businesses from the dates of acquisition, except for our discontinued businesses.

Components of Revenues and Expenses

Revenues. Our revenues are comprised primarily of (1) commission revenue from retail, prime and institutional brokerage transactions, (2) fees from asset-based advisory services, (3) principal transactions, (4) investment banking revenue from corporate finance fees, merger and acquisition fees, and merchant banking fees, and (5) fees from asset management, financial planning, public and private offering fees, and fiduciary services. We also earn interest on cash held and dividends received from the equity and fixed income securities held in our corporate capital accounts and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage and clearing costs, and (3) other expenses. Compensation and benefits have both a variable component based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Retail and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During 2005, compensation and benefits represented 67% of total expenses and 60% of total revenues, compared to 69% of total expenses and 58% of total revenues during 2004.

Floor brokerage, exchange, and clearance expenses include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business at SMH. SMH clears its transactions primarily through several clearing firms including Pershing LLC, a member of BNY Securities Group and a subsidiary of The Bank of New York, Goldman Sachs Execution & Clearing, L.P., ADP Clearing & Outsourcing, Inc., and First Clearing Corporation.

Other expenses include (1) occupancy and equipment expenses, such as rent and utility charges for facilities, and (2) communications and data processing expenses, such as third-party systems, data, and software providers.

Overview

Our financial services business is affected by general economic conditions. The instability in the overall stock market, lower trading volume, and reduced commission rates have had a negative impact on our commission revenues, underwriting fees derived from public offerings, and advisory fees from private placements. See "Risk Factors."

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

Results of Operations

Year Ended December 31, 2005 Compared to Year ended December 31, 2004

The May 10, 2005 acquisition of a 51% interest in Edelman is reflected in our operating results from the date of the transaction. The April 1, 2004 acquisition of a 69% interest in Charlotte Capital is reflected in our operating results for all of 2005, and for 2004, from the date of the transaction.

Total revenues increased to $127.3 million in 2005 from $121.5 million in 2004 primarily due to an increase in investment advisory and related services from our asset management business. This revenue increase was mainly the result of revenues attributable to Edelman from the date of its acquisition in May 2005. Total expenses increased to $112.9 million in 2005 from $103.0 million in 2004, primarily due to additional personnel. Equity in income of limited partnerships increased to $8.5 million in 2005 from $6.5 million in 2004, principally due to increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company. Net income declined to $10.7 million, or $0.55 per diluted share in 2005, compared to $12.4 million, or $0.68 per diluted share in 2004.

Commission revenue decreased to $44.5 million in 2005 from $52.9 million in 2004 primarily due to lower trading volume and reduced commission rates in our retail, prime, and institutional divisions. Investment banking revenues increased to $32.8 million in 2005 from $32.4 million in 2004. Other income increased from $2.5 million in 2004 to $3.5 million in 2005, due to an increase in fees earned on the Company’s cash balance and customer credit balances at its clearing firms resulting from higher deposit balances.

The increase in employee compensation and benefits to $75.8 million in 2005 from $70.8 million 2004 reflects additional personnel in both sales related and overhead positions throughout the Company, as well as the acquisition of Edelman in 2005. Floor brokerage, exchange and clearance fees declined to $4.7 million in 2005 from $5.7 million in 2004 due to reduced trading volumes in the retail, prime, and institutional divisions. Occupancy expense increased to $8.6 million in 2005 from $7.1 million in 2004 due to higher rental and depreciation costs associated with additional office facilities, furniture, and equipment necessary for the Company’s growth. Other general and administrative expenses increased to $15.5 million in 2005 from $11.2 million in 2004, largely due to additional overhead costs related to our expansion.

Our effective tax rate was 40.6% in 2005 and in 2004. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes.

Results by Segment

Retail Brokerage
	Year Ended December 31,
	2005	2004
	(in thousands)

Revenues	$16,144	$17,463

Income before income taxes	$1,102	$1,359

Revenues from retail brokerage decreased to $16.1 million from $17.5 million, and income before income taxes declined to $1.1 million from $1.4 million. Commission revenue declined to $8.8 million from $10.0 million reflecting reduced trading volume during 2005. Compensation expense decreased to $11.4 million from $12.8 million due to the revenue decline that reduced commissions paid.

Institutional Brokerage

	Year Ended December 31,
	2005	2004
	(in thousands)

Revenues	$26,501	$30,760

Income before income taxes	$3,552	$5,243

Revenues from institutional brokerage declined to $26.5 million from $30.8 million, and income before taxes declined to $3.6 million from $5.2 million. Commission revenue declined to $15.8 million from $19.8 million due to a slowdown in institutional commission transactions and a decline in commission rates charged to customers.

Asset Management

	Year Ended December 31,
	2005	2004
	(in thousands)

Revenues	$41,980	$31,352

Income before income taxes	$12,653	$12,770

Revenues from asset management increased to $42.0 million from $31.4 million, and income before taxes declined to $12.7 million from $12.8 million. Investment advisory and related services increased to $31.0 million from $18.5 million. Growth in assets under management at Salient and SMCA as well as the acquisition of Edelman in 2005 have contributed to the increase in revenues from advisory fees. Compensation expense rose to $22.0 million from $13.2 million due to the higher revenues. The change in value of our investments in limited partnerships resulted in a gain of $7.2 million in 2005, compared to $5.6 million in 2004. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in our consolidated financial statements. Income attributable to minority interests, which reduces our pretax income, increased to $4.9 million in 2005 from $4.2 million in 2004, principally due to increased income from one of the limited partnerships, of which minority interests own 50%.

Prime Brokerage

	Year Ended December 31,
	2005	2004
	(in thousands)

Revenues	$19,613	$20,363

Income before income taxes	$1,956	$3,087

Revenues from prime brokerage declined to $19.6 million from $20.4 million, and income before taxes decreased to $2.0 million from $3.1 million. Commission revenue decreased to $14.3 million from $16.7 million reflecting an overall reduction in commission rates due to a decline in assets under management at our largest hedge fund client. Revenues from principal transactions, primarily gains on trades made by the independent professional traders, increased to $4.2 million from $2.4 million reflecting higher trading activity during 2005. Compensation expense decreased to $8.6 million from $9.7 million due to reduced personnel.

Investment Banking

	Year Ended December 31,
	2005	2004
	(in thousands)

Revenues	$18,509	$16,536

Income before income taxes	$6,502	$7,254

Revenues from investment banking increased to $18.5 million from $16.5 million, and income before taxes decreased to $6.5 million from $7.3 million. The revenue increase is primarily due to increased revenues from private placement transactions and public offerings during 2005. Total expense increased to $12.0 million in 2005 from $9.3 million in 2004, principally due to additional compensation and other costs associated with the revenue increase.

Corporate and Other

	Year Ended December 31,
	2005	2004
	(in thousands)

Revenues	$4,545	$5,058

Loss before income taxes	$(7,781)	$(8,818)

Revenues from corporate and other decreased to $4.5 million from $5.1 million, and the loss before taxes declined to $7.8 million from $8.8 million. Revenues from principal transactions, which consist principally of changes in the values of our investment portfolios, decreased to $1.0 million in 2005, compared to $1.6 million in 2004. Compensation expense decreased to $7.2 million from $8.1 million. In addition, goodwill impairment charges totaling $800,000 related to the Company’s consolidation of Brava Therapeutics were recorded during 2004.

Year Ended December 31, 2004 Compared to Year ended December 31, 2003

The April 1, 2004 acquisition of a 69% interest in Charlotte Capital is reflected in our operating results for 2004 from the date of the transaction. The May 2, 2003 acquisition of a 50% ownership interest in the Salient companies and a 23.15% profits interest in the advisor to The Endowment Fund, along with the Company’s contribution of a 50% ownership interest in Salient Trust to the former owners of Salient is reflected in our operating results for 2003 from the date of the transaction.

Total revenues increased to $121.5 million in 2004 from $103.9 million in 2003 due to increases in commission revenues from retail brokerage services, fees earned from investment banking transactions, and investment advisory and related service revenues from our asset management business. These revenue increases were partially the result of a favorable operating environment, driven by an improving economy and stock market as well as the revenues attributable to Charlotte Capital from the date of its acquisition in April 2004. Additionally, the Company’s abilities to raise capital to facilitate banking transactions, increase assets under management, and manage investment portfolios have resulted in higher revenues in 2004. Total expenses increased to $103.0 million in 2004 from $90.0 million in 2003, primarily due to additional personnel and the variable and incentive components of our compensation expense related to the additional revenues. Equity in income of limited partnerships increased to $6.5 million in 2004 from $4.3 million in 2003, principally due to increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company. Net income increased to $12.4 million, or $0.68 per diluted share in 2004, compared to $10.4 million, or $0.59 per diluted share in 2003.

Commission revenue increased to $52.9 million in 2004 from $50.7 million in 2003 primarily due to additional trading volume and the addition of several new retail brokers in our retail brokerage division. Investment banking revenues increased to $32.4 million in 2004 from $24.5 million in 2003, principally due to an increase in underwriting and management fees derived from public offerings, as well as increases in fees from private placements, both of which were mainly attributable to the improving equity market in 2004. The Company’s principal sources of investment banking revenues are the energy, life sciences, and retail industries.

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

Revenues from institutional brokerage declined to $30.8 million from $31.1 million, and income before taxes declined to $5.2 million from $5.4 million. Commission revenue declined to $19.8 million from $21.2 million due to a slowdown in institutional commission transactions and a decline in commission rates. Sales credits from investment banking transactions increased to $7.3 million from $4.9 million, due to an increase in fees earned from the Company’s participation in underwriting syndicates. Total expenses declined from $25.8 million in 2003 to $25.5 million during 2004 primarily due to reduced trade execution costs resulting from the slowdown in commission transactions.

Asset Management

	Year Ended December 31,
	2004	2003
	(in thousands)

Revenues	$31,352	$19,926

Income before income taxes	$12,770	$10,150

Revenues from asset management increased to $31.4 million from $19.9 million, and income before taxes increased to $12.8 million from $10.2 million. Investment advisory and related services revenues increased to $18.5 million from $10.0 million. The acquisition of Salient in May 2003, and growth in assets under management at Salient and SMCA have contributed to the increase in revenues from advisory fees. Compensation expense rose to $13.2 million from $8.6 million due to the higher revenues. The change in value of our investments in limited partnerships resulted in a gain of $5.6 million in 2004, compared to $4.5 million in 2003. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in the Company’s consolidated financial statements. Income attributable to minority interests, which reduces SMHG’s pretax income, increased to $4.2 million in 2004 from $1.0 million in 2003, principally due to increased income from one of the limited partnerships, of which minority interests own 50%.

Prime Brokerage

	Year Ended December 31,
	2004	2003
	(in thousands)

Revenues	$20,363	$23,009

Income before income taxes	$3,087	$4,051

Revenues from prime brokerage declined to $20.4 million from $23.0 million, and income before taxes decreased to $3.1 million from $4.1 million. Commission revenue decreased to $16.7 million from $18.8 million reflecting reduced trading volume from one of our large clients who incurred substantial withdrawals, as well as overall reduction in commission rates. Revenues from principal transactions decreased to $2.4 million from $3.2 million due to reduced trading volume from fixed income products. Compensation expense decreased to $9.7 million from $11.2 million due to lower revenues.

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

Revenues from corporate and other increased to $5.1 million from $4.5 million, and the loss before taxes increased to $8.8 million from $8.5 million. Revenues from principal transactions, which consist principally of changes in the values of our investment portfolios, decreased to $1.6 million in 2004, from $2.8 million in 2003. Compensation expense increased to $8.1 million from $7.8 million. In addition, goodwill impairment charges totaling $800,000 related to the Company’s consolidation of Brava Therapeutics were recorded during 2004.

Liquidity and Capital Resources

Cash Requirements

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, (3) debt repayment, and (4) funds used for acquisitions.

The Company had three credit facilities in effect at December 31, 2005. In May 2005, SMHG entered into a $15.0 million revolving credit facility that will expire in May 2006, unless extended. The outstanding balance on the SMHG revolving facility was $8.0 million at December 31, 2005. In December 2005, Salient entered into a $2.5 million revolving credit facility that will expire in December 2007. The outstanding balance on the Salient line of credit was $2.05 million at December 31, 2005. In December 2005, Edelman entered into a $1.5 million construction loan agreement for the purpose of building out Edelman’s new office facilities. Payments of interest only will be made monthly during 2006. Payments of principal and interest will be made monthly beginning January 2007 and continuing through December 2015. At December 31, 2005, the outstanding balance on the Edelman loan agreement was $656,000.

The Company and its subsidiaries have contractual obligations under operating leases that expire by 2014 with initial noncancelable terms in excess of one year. The aggregate annual rentals for these operating leases consisting of leases for office space and computer and office equipment, debt repayment including interest based on contractual maturities, along with the base amount of additional consideration for the acquisition of Edelman are as described in the following table (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$36,784	$5,385	$10,154	$9,250	$11,995
Debt Repayment Including Interest	11,326	8,332	2,437	238	319
Estimated Amount of Additional
Consideration for Edelman Acquisition	7,765	—	1,825	5,940	—
Total	$55,875	$13,717	$14,416	$15,428	$12,314

Operating expenses consist of compensation and benefits, floor brokerage and clearing costs, and other expenses. These expenses are primarily dependent on revenues, and with the exception of obligations for office rentals, should require a limited amount of capital in addition to that provided by revenues during 2006. Currently, obligations for noncancelable office leases total $5.4 million during 2006. Funds required for other working capital items such as receivables, securities owned, and accounts payable, along with expenditures to repurchase stock are expected to total between $5.0 million and $15.0 million during 2006. Capital expenditure requirements are expected to total between $3.0 million and $5.0 million during 2006, mainly consisting of leasehold improvements, furniture, and computer equipment and software. Funds needed for acquisitions will depend on the completion of transactions that may not be identifiable until such time as the acquisition is completed.

We intend to satisfy a large portion of our funding needs through borrowings and with our own capital resources, consisting largely of internally generated earnings and liquid assets. At December 31, 2005, we had approximately $14.6 million in cash and cash equivalents, which together with liquid assets, consisting of receivables from broker-dealers and clearing organizations, deposits with clearing brokers, marketable securities owned, and securities available for sale totaled $48.9 million.

Sources and Uses of Cash

For the year ended December 31, 2005, net cash provided by operations totaled $7.8 million compared to $369,000 during 2004.

Net income declined to $10.7 million in 2005 from $12.4 million during 2004, while working capital and other adjustments totaled $2.9 million during 2005 versus $12.0 million during 2004.

Securities owned increased by $7.2 million during 2005. The increase during 2005 consists of both new investments and net realized and unrealized gains on the investment portfolio. The realized gains are generally reinvested in the portfolio. The increase of $1.8 million in securities sold, not yet purchased in 2005 consist primarily of securities sold short to protect against losses on similar positions recorded as securities owned.

Capital expenditures for 2005 were $3.8 million compared to $5.3 million in 2004, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for our growth. During 2004, we reacquired 15,399 of our common shares at a total cost of approximately $183,000.

During 2005, we paid approximately $16.1 million, net of cash on hand, to acquire an interest in Edelman and SMH Colorado.

At December 31, 2005, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the SEC's Uniform Net Capital Rules and had capital in excess of the required minimum. Salient Trust was in compliance with the Texas Department of Banking’s net capital requirement and had capital in excess of the required minimum.

Critical Accounting Policies/Estimates

Valuation of Not Readily Marketable Securities. Securities not readily marketable include investment securities (1) for which there is no market on a securities exchange or no independent publicly quoted market, (2) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (3) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. Securities not readily marketable consist primarily of investments in private companies, limited partnerships, equities, options, and warrants.

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

Investments in not readily marketable securities, marketable securities with insufficient trading volumes and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments. Such differences could be material to the financial statements. At December 31, 2005 and 2004, the Company’s investment portfolios included investments totaling $43.0 million and $37.2 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

Goodwill. In June 2001, the FASB issued Statement No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 142 became effective for the Company on January 1, 2002. Goodwill is no longer amortized under SFAS No. 142 but is tested for impairment using a fair value approach.

The Company uses several methods to value its reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and industry guidelines for the valuation of private companies in a similar business. The Company determined that the fair values of the reporting units exceeded their carrying values; therefore goodwill does not appear to be impaired. SFAS No. 142 requires SMHG to perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Stock-Based Compensation. The Company adopted the provisions of SFAS No. 123R, Share-Based Payment (Revised 2004), on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax compensation cost of approximately $29,000 in the first quarter of 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchase and cancellations of existing awards before and after the adoption of this standard.

Factors Affecting Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for our services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where we do business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of our trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for our services; and (12) litigation and securities law liabilities. See “Risk Factors.” The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

While growth in assets under management has resulted in higher management fees for the Company, the instability in the overall stock market, lower trading volume, and reduced commission rates have had a negative impact on our commission revenues, underwriting fees derived from public offerings, and advisory fees from private placements.

Effects of Inflation

Historically, inflation has not had a material effect on our consolidated financial position, results of operations or cash flows; however, the rate of inflation can be expected to affect our expenses, such as employee compensation, occupancy, and equipment. Increases in these expenses may not be readily recoverable in the prices that we charge for our services. Inflation can have significant effects on interest rates that in turn can affect prices and activities in the financial services market. These fluctuations could have an adverse impact on our financial services operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

The following discussion relates to our market risk sensitive instruments as of December 31, 2005.

Our trading equity and debt securities are marked to market on a daily basis. At December 31, 2005, our trading equity and debt securities were recorded at a fair value of $30.7 million. These trading equity and debt securities are subject to equity price risk. This risk would amount to approximately $3.1 million based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities. The actual equity price risk related to the trading equity securities may differ substantially.

Our market making, investing, and underwriting activities often involve the purchase, sale, or short sale of securities, and expose our capital to significant risks, including market risk, equity price risk, and credit risk. Market risk represents the potential loss we may incur as a result of absolute and relative price movements, price volatility, and changes in liquidity in financial instruments due to many factors over which we have virtually no control. Our primary market risk arises from the fact that we own a variety of investments that are subject to changes in value and could result in material gains or losses. We also engage in proprietary trading and make dealer markets in equity securities. In doing this, we are required to maintain certain amounts of inventories in order to facilitate customer order flow. We are exposed to equity price risk due to changes in the level and volatility of equity prices primarily in Nasdaq and over-the-counter markets. Changes in market conditions could limit our ability to resell securities purchased or to purchase securities sold short. Direct market risk exposure to changes in foreign exchange rates is not material. We do not use derivatives for speculative purposes.

We seek to cover our exposure to market and equity price risk by limiting our net long and short positions and by selling or buying similar instruments. In addition, trading and inventory accounts are monitored on an ongoing basis, and we have established position limits. Position and exposure reports are prepared at the end of each trading day and are reviewed by traders, trading managers, and management personnel. These reports show the amount of capital committed to various issuers and industry segments. Securities held in our investment portfolio are guided by an investment policy and are reviewed on a regular basis.

Credit risk represents the potential loss due to a client or counterparty failing to perform its contractual obligations, such as delivery of securities or payment of funds, or the value of collateral held to secure obligations proving to be inadequate as related to our margin lending activities. This risk depends primarily on the creditworthiness of the counterparty. We seek to control credit risk by following an established credit approval process, monitoring credit limits, and requiring collateral where appropriate.

We monitor our market and counterparty risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which we are exposed. We have established various committees to assess and to manage risk associated with our investment banking and other activities. The committees review, among other things, business and transactional risks associated with potential clients and engagements. We seek to control the risks associated with our investment banking activities by review and approval of transactions by the relevant committee prior to accepting an engagement or pursuing a material investment transaction.

At December 31, 2005, securities owned by the Company were recorded at a fair value of $73.7 million, including $30.7 million in marketable securities, $34.1 million representing our investments in limited partnerships and $8.9 million representing other not readily marketable securities.

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

At December 31, 2005, Salient Trust had securities available for sale with a fair value of $1.9 million. These securities have an original cost of $1.8 million, and are subject to equity price risk. At December 31, 2005, the unrealized increase in market value totaling $50,000 less tax of $20,000, has been included as a separate component of shareholders’ equity.

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions, and inadequacies or breaches in our internal control processes. Our businesses are highly dependent on our and our third party providers’ ability to process, on a daily basis, a large number of transactions across numerous and diverse markets. In addition, the transactions we process have become increasingly complex. If any of our or our third party providers’ financial, accounting, or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk.

In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation, or other services used by us or third parties with which we conduct business.

Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Legal and Compliance Risk

Legal and compliance risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, anti-money laundering, and record keeping.

New Business Risk

New business risk refers to the risks of entering into a new line of business or offering a new product. By entering a new line of business or offering a new product, we may face risks that we are unaccustomed to dealing with and may increase the magnitude of the risks we currently face. We review proposals for new businesses and new products to determine if we are prepared to handle the additional or increased risks associated with entering into such activities.

Other Risk

Other risks encountered by us include political, regulatory, and tax risks. These risks reflect the potential impact that changes in national, state, and local laws and tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, we continuously review new and pending regulations and legislation and participate in various industry interest groups.

Item 8. Financial Statements and Supplementary Data

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sanders Morris Harris Group Inc.:

We have audited the accompanying consolidated balance sheet of Sanders Morris Harris Group Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sanders Morris Harris Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Houston, Texas
March 15, 2006

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
As of December 31, 2005 and 2004
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$14,612	$21,678
Receivables, net of allowance of $512 and $476, respectively
Broker-dealers	753	412
Customers	8,786	6,662
Related parties	6,227	5,986
Other	1,815	4,834
Deposits with clearing brokers	1,073	1,068
Securities owned	73,657	57,698
Securities available for sale	1,884	2,231
Furniture and equipment, net	9,673	7,643
Other assets and prepaid expenses	2,050	1,915
Goodwill, net	84,398	61,722
Total assets	$204,928	$171,849

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$21,130	$19,882
Borrowings	10,706	—
Deferred tax liability, net	2,408	1,526
Securities sold, not yet purchased	8,168	6,349
Other liabilities	50	78
Total liabilities	42,462	27,835

Commitments and contingencies

Minority interests	7,781	5,230

Shareholders' equity:
Preferred stock, $.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares
authorized; 19,634,260 and 18,547,978 shares issued, respectively	196	185
Common stock committed, 440,000 shares	—	7,819
Additional paid-in capital	137,064	120,988
Receivables for shares issued	(848)	(1,494)
Retained earnings	23,936	16,452
Accumulated other comprehensive income (loss)	30	(50)
Unearned compensation	(2,212)	(1,635)
Treasury stock at cost, 739,402 shares	(3,481)	(3,481)
Total shareholders' equity	154,685	138,784
Total liabilities and shareholders' equity	$204,928	$171,849

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For each of the years in the three-year period ended December 31, 2005
(in thousands, except share and per share amounts)

	2005	2004	2003
Revenues:
Commissions	$44,497	$52,934	$50,714
Investment banking	32,800	32,352	24,490
Investment advisory and related services	32,045	19,714	10,873
Principal transactions	9,821	9,799	12,994
Interest and dividends	4,608	4,254	2,546
Other income	3,521	2,479	2,317
Total revenues	127,292	121,532	103,934

Expenses:
Employee compensation and benefits	75,841	70,756	63,382
Floor brokerage, exchange and clearance fees	4,726	5,732	5,517
Communications and data processing	7,771	7,371	5,664
Occupancy	8,647	7,066	5,760
Interest	405	37	6
Goodwill impairment charge	—	800	—
Other general and administrative	15,541	11,191	9,672
Total expenses	112,931	102,953	90,001

Income before equity in income of limited partnerships,
minority interests and income taxes	14,361	18,579	13,933
Equity in income of limited partnerships	8,482	6,492	4,305
Income before minority interests and income taxes	22,843	25,071	18,238
Minority interests in net income of consolidated companies	(4,859)	(4,176)	(1,028)
Income before income taxes	17,984	20,895	17,210
Provision for income taxes	(7,310)	(8,481)	(6,794)
Net income	$10,674	$12,414	$10,416

Earnings per share:
Basic	$0.57	$0.70	$0.61
Diluted	$0.55	$0.68	$0.59
Weighted average common shares outstanding and committed:
Basic	18,659,527	17,698,661	17,095,626
Diluted	19,253,400	18,302,315	17,622,443

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For each of the years in the three-year period ended December 31, 2005
(in thousands, except shares)

	Amounts						Shares
	2005		2004		2003		2005	2004	2003
Common stock
Balance, beginning of year	$185		$180		$174		18,547,978	17,991,653	17,439,743
Stock issued for acquisition	4		—		—		362,105	—	—
Stock issued pursuant to commitment	4		—		—		440,000	—	—
Issuance for investment	—		1		—		—	66,538	—
Stock issued pursuant to employee benefit plan	3		4		6		284,177	489,787	551,910
Balance, end of year	196		185		180		19,634,260	18,547,978	17,991,653
Common stock committed
Balance, beginning of year	7,819		—		—		440,000	—	—
Committed for acquisition	—		7,819		—		—	440,000	—
Stock issued	(7,819)		—		—		(440,000)	—	—
Balance, end of year	—		7,819		—		—	440,000	—
Additional paid-in capital
Balance, beginning of year	120,988		113,781		109,959
Issuance for investment	—		964		—
Stock issued pursuant to commitment	7,815		—		—
Stock issued pursuant to employee benefit plan; including tax benefit	2,015		6,243		4,858
Dividends ($0.06 per share in 2003)	—		—		(1,036)
Stock issued for acquisition	6,246		—		—
Balance, end of year	137,064		120,988		113,781
Receivables for shares issued
Balance, beginning of year	(1,494)		(1,117)		(705)
Collections of receivables	—		25		—
Issuance of restricted stock	(117)		(1,611)		(1,172)
Amortization of unearned compensation	763		1,209		760
Balance, end of year	(848)		(1,494)		(1,117)
Retained earnings (accumulated deficit)
Balance, beginning of year	16,452		6,015		(3,367)
Dividends ($0.17 per share in 2005; $0.15 per share in 2004; and $0.06 in 2003)	(3,190)		(1,977)		(1,034)
Net income	10,674	10,674	12,414	12,414	10,416	10,416
Balance, end of year	23,936	10,674	16,452	12,414	6,015	10,416
Accumulated other comprehensive income (loss)
Balance, beginning of year	(50)		(70)		(243)
Net change in unrealized appreciation
on securities available for sale	133	133	29	29	275	275
Income tax provision on change	(53)	(53)	(9)	(9)	(102)	(102)
Balance, end of year	30	80	(50)	20	(70)	173
Comprehensive income		10,754		12,434		10,589
Unearned compensation
Balance, beginning of year	(1,635)		(638)		(1,392)
Net issuance of restricted stock	(1,795)		(1,994)		(52)
Amortization of unearned compensation	1,218		997		806
Balance, end of year	(2,212)		(1,635)		(638)
Treasury stock
Balance, beginning of year	(3,481)		(3,298)		(3,115)		(739,402)	(724,003)	(702,849)
Acquisition of treasury stock	—		(183)		(183)		—	(15,399)	(21,154)
Balance, end of year	(3,481)		(3,481)		(3,298)		(739,402)	(739,402)	(724,003)
Total shareholders' equity and common shares
outstanding and committed	$154,685		$138,784		$114,853		18,894,858	18,248,576	17,267,650

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For each of the years in the three-year period ended December 31, 2005
(in thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,674	$12,414	$10,416
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Loss (gain) on sale of securities available for sale	311	(80)	(18)
Depreciation	2,107	1,874	1,313
Deferred income taxes	828	870	1,177
Goodwill impairment charge	—	800	—
Provision for bad debts	248	175	295
Compensation expense related to amortization of
notes receivable and unearned compensation	1,981	2,206	1,566
Equity in income of limited partnerships	(8,482)	(6,492)	(4,305)
Minority interests in net income of consolidated companies	4,859	4,176	1,028
Change in receivables	65	(4,418)	(4,877)
Change in deposits with clearing brokers	(5)	(14)	(54)
Change in securities owned	(7,178)	(17,871)	(11,022)
Change in other assets and prepaid expenses	115	114	(1,837)
Change in securities sold, not yet purchased	1,819	6,094	162
Change in other liabilities	(28)	(66)	(46)
Change in accounts payable and accrued liabilities	437	587	4,704
Net cash provided by (used in) operating activities	7,751	369	(1,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,799)	(5,261)	(1,358)
Acquisitions, net of cash acquired of $421, $527, and $142,
respectively	(16,106)	(3,263)	(2,058)
Purchases of securities available for sale	(1,151)	(1,664)	(1,548)
Proceeds from sales and maturities of securities available for sale	1,022	1,850	1,749
Net cash used in investing activities	(20,034)	(8,338)	(3,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	(183)	(183)
Proceeds from shares issued	106	2,643	3,639
Collections of receivables for shares issued	—	25	—
Proceeds from borrowings	13,206	—	—
Repayment of borrowings	(2,500)	—	—
Investments by minority interests	41	71	1,038
Payments to minority interests	(2,446)	(3,522)	(529)
Payments of cash dividends	(3,190)	(1,977)	(1,552)
Net cash provided by (used in) financing activities	5,217	(2,943)	2,413

Net decrease in cash and cash equivalents	(7,066)	(10,912)	(2,300)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	21,678	32,590	34,890
CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,612	$21,678	$32,590

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through its operating subsidiaries Sanders Morris Harris Inc. (“Sanders Morris Harris” or “SMH”), Salient Capital Management (“Salient”), SMH Capital Advisors (“SMCA”), Charlotte Capital, The Edelman Financial Center (“Edelman”), and Select Sports Group (“SSG”), Sanders Morris Harris Group (“SMHG” or the “Company”) provides a broad range of financial and other professional services, including institutional, prime and retail brokerage, principal trading, investment banking, merchant banking, financial advisory, trust related services, asset and investment management, financial planning, and sports representation and management. The Company serves a diverse group of institutional, corporate, and individual clients.

The Company merged with and acquired its operating subsidiaries from 1999 through 2005. The acquisitions were accounted for using the purchase method and accordingly, results of an acquired entity are included in the Company’s consolidated financial statements from the date of acquisition. As a result the current period results are not comparable to the prior periods.

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

Cash Equivalents

Highly liquid debt instruments with original maturities of three months or less when purchased are considered to be cash equivalents.  SMH, the Company’s broker-dealer subsidiary, is subject to the regulations of the Securities and Exchange Commission that, among other things, may restrict the withdrawal of cash held at SMH’s clearing firms that is used to collateralize SMH’s trading accounts.

Securities Transactions

Marketable securities are carried at fair value based on quoted market prices. Not readily marketable securities are valued at fair value based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time. Unrealized gains or losses from marking securities owned to market value are included in revenue under the caption principal transactions. Securities not readily marketable include securities (1) for which there is no market on a securities exchange or no independent publicly quoted market, (2) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 or other applicable securities acts, or (3) that cannot be offered or sold because of other arrangements, restrictions or conditions applicable to the securities or to the Company. Proprietary transactions and the related income/expense are recorded on the trade date. Realized gains and losses from sales of securities are computed using the average cost method.

Investments in not readily marketable securities, marketable securities with insufficient trading volumes, and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments. Such differences could be material to the financial statements. At December 31, 2005 and 2004, the Company’s investment portfolios included investments totaling $43.0 million and $37.2 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

Securities Available for Sale

Securities available for sale include marketable equity securities and debt instruments owned by the Company’s Salient Trust subsidiary with maturities greater than three months when purchased. These securities are recorded at cost and are adjusted for unrealized holding gains and losses due to market fluctuations. These unrealized gains or losses, net of taxes, are recorded as other comprehensive income (loss) and are shown as a separate component of shareholders’ equity. Gains and losses are recorded upon sale based on the specific identification method.

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

Goodwill

Statement of Financial Accounting Standards (SFAS) No. 142 entitled Goodwill and Other Intangible Assets was issued in June 2001 and became effective for us on January 1, 2002. As a result, the Company ceased all goodwill amortization. SFAS No. 142 requires the Company to perform goodwill impairment tests on at least an annual basis. If impairment is determined to exist, the asset is written down to reflect the estimated future discounted cash flows expected to be generated by the underlying business. The Company determined that the fair values of the reporting units exceeded their carrying values; therefore goodwill does not appear to be impaired as of December 31, 2005. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. During the year ended December 31, 2004, the Company recognized goodwill impairment changes totaling $800,000 related to its consolidation of Brava Therapeutics.

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

Through December 31, 2005, the Company accounted for stock-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, as amended by Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Alternative guidance under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which required companies to determine the fair value of options at the time of grant using a fair value option pricing model, and to recognize compensation expense over the service period, was an available alternative to APB 25 that the Company could have used to account for stock-based compensation.

The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)

Net income, as reported	$10,674	$12,414	$10,416
Deduct: Total stock based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(139)	(380)	(462)
Pro forma net income	$10,535	$12,034	$9,954

Earnings per share:
Basic-as reported	$0.57	$0.70	$0.61
Basic-pro forma	$0.56	$0.68	$0.58

Diluted-as reported	$0.55	$0.68	$0.59
Diluted-pro forma	$0.55	$0.66	$0.56

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (Revised 2004), which requires the Company to recognize the cost of all stock-based compensation in its consolidated financial statements. The Company’s equity-classified awards are measured at grant-date fair value and are not subsequently remeasured. The valuation of equity instruments underlying stock-based compensation, and the period during which the expense is recognized is based on assumptions related to stock volatility, interest rates, vesting terms, and dividend yields. Changes in these assumptions could have significant impacts on the expense recognized. Management has evaluated the impact that SFAS 123R will have on the Company’s net income for its fiscal year ending December 31, 2006 and anticipates that net income will be reduced by approximately $62,000.

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

Investment Advisory and Related Services

Revenues from investment advisory and related services consist primarily of portfolio and partnership management fees. Portfolio management fees are received quarterly, and are recognized as earned when payments are received. Partnership management fees are received quarterly, but are recognized as earned on a pro rata basis over the life of the partnership.

Investments in Limited Partnerships

Investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners, L.P., SMH Private Equity Group I, L.P., Select Sports Group, Ltd., Global Hedged Equity Fund, L.P., Symmetry Capital, LLC, Concept Capital, LLC, Endowment Advisors, L.P., Salient Enhanced Credit Fund, L.P., and Salient Total Return Fund, L.P.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, accounts payable and accrued liabilities, borrowings, and payables to broker-dealers, approximate cost due to the short period of time to maturity. Securities owned, securities available for sale, and securities sold, not yet purchased are carried at their fair values.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform them with the 2005 presentation. Such reclassifications had no effect on the results of operations or shareholders’ equity as previously reported.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004). SFAS No. 123R establishes standards for the accounting for transactions in which an entity (1) exchanges its equity instruments for goods or services, or (2) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R is effective for the Company on January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006, must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax compensation costs of approximately $29,000 in the first quarter of 2006 as a result of the adoption of SFAS No. 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchase, and cancellations of existing awards before and after the adoption of this standard.

In June 2005 the Emerging Issues Task Force (EITF) issued EITF No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. In conjunction with EITF No. 04-5, the FASB staff is planning to amend SOP 78-9, Accounting for Investments in Real Estate Ventures to be consistent with EITF No. 04-5. SOP 78-9-a, Interaction of AICPA Statement of Position 78-9, and EITF No. 04-5 will have the presumption that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. As all of the limited partnerships for which we act as general partner have kick-out or substantive participating rights, we believe the impact that these new accounting standards will have on our consolidated financial statements is minimal. The effective date of SOP 78-9-a and EITF No. 04-5 is January 1, 2006 for existing limited partnerships. EITF 04-5 and SOP 78-9-a is effective immediately for new and modified limited partnerships.

2.	ACQUISITIONS AND DISPOSITION

On May 10, 2005, the Company acquired a 51% interest in The Edelman Financial Center, LLC, one of the leading financial planning firms in the country. The Company will acquire the remaining 49% of Edelman over four years. Edelman, based in Fairfax, Virginia, manages over $2.7 billion in assets. At the initial closing, SMHG bought 51% of the outstanding membership units of Edelman (“the First Tranche Units”). The Company paid $12.5 million, in a combination of cash and shares of the Company’s common stock for the First Tranche Units. The consideration for the First Tranche Units is subject to later adjustment (the “Earn-Out Consideration”) based on a multiple of the net income of Edelman for the period of October 1, 2005 through September 30, 2006. The multiple used to calculate the Earn-Out Consideration will also be based upon the level of net income for the period. The Earn-Out Consideration will be paid 50% in cash and 50% in the Company’s common stock.

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

At the initial closing, the Company advanced an additional $7.5 million, in a combination of cash and the Company’s common stock, as a nonrefundable credit against future payments for the Earn-Out Consideration, the Second Tranche Consideration, and the Third Tranche Consideration. Also, the aggregate issuances of common stock may never exceed 20% of the total number of shares of the Company’s common stock issued and outstanding on the initial closing date. The shares of common stock issued were not registered in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

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

On April 15, 2005, the Company acquired a 50% interest in an investment advisory business of two financial advisors who are based in Colorado Springs, Colorado. The customer accounts were added to those of Sanders Morris Harris and the business will operate as SMH Colorado. As the Company may exercise control to a degree greater than its voting interests, the acquisition was accounted for as a purchase, and accordingly, the financial information of SMH Colorado has been included in the Company’s consolidated financial statements from April 15, 2005. The consideration of $2.5 million, consisting of a combination of cash and shares of the Company’s common stock, exceeded the fair market value of identifiable net tangible assets by $2.5 million, which has been recorded as goodwill.

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

On November 23, 2004, the Company acquired a 50% interest in Select Sports Group, a sports representation and management services firm based in Houston, Texas. The former owners of SSG received cash of approximately $2.8 million and 66,538 common shares of the Company with a market value of $965,000. Additionally, the Company paid SSG debt totaling approximately $596,000. As the Company may not exercise control to a greater degree than its voting interest, the Company’s investment in SSG is accounted for using the equity method.

On April 1, 2004, the Company acquired a 69% interest in Charlotte Capital from a previous investor. Employees of Charlotte Capital retained a 31% ownership interest in the firm. Charlotte Capital, based in Charlotte, North Carolina, manages approximately $260 million in assets for institutional investors in small cap value and mid cap value styles. SMHG paid $3.4 million in cash at closing. Employees of Charlotte Capital can earn up to an additional 9% ownership interest by achieving specified revenue run rates during the 36-month period beginning January 1, 2006, and ending December 31, 2009. The acquisition was accounted for as a purchase, and accordingly, the financial information of Charlotte Capital has been included in the Company’s consolidated financial statements from April 1, 2004. The initial consideration of $3.4 million exceeded the fair market value of identifiable net tangible assets by approximately $4.5 million, which has been recorded as goodwill.

On December 2, 2003, the Company acquired the Tulsa, Oklahoma branch office of U.S. Bancorp Piper Jaffray Inc. The Tulsa office provides retail brokerage services to its clients. The former owner of the Tulsa office received $377,000 in cash. The acquisition was accounted for as a purchase, and accordingly, the financial information of the Tulsa office has been included in the Company’s consolidated financial statements from December 2, 2003. The purchase price of approximately $377,000 exceeded the fair value of identifiable net assets acquired by approximately $17,000, which has been recorded as goodwill.

On May 2, 2003, the Company acquired a 50% ownership interest in the Salient companies. Additionally, the Company acquired a 23.15% profits interest in the advisor to The Endowment Fund, a related entity. The former owners of Salient and The Endowment Fund received cash payments totaling $1.75 million in May 2003. In July 2004, the former owners of Salient and The Endowment Fund received additional cash payments totaling $250,000 upon the Company’s conversion of the 23.15% profits interest into a 23.15% ownership interest and 440,000 common shares of the Company based on the profitability of Salient for the year ended December 31, 2004. The Salient companies and Salient Trust were contributed to Salient Capital Management which entity’s Class A limited partner units are jointly owned by the Company and the former owners of Salient. Additionally, the Company received Class B limited partner units of Salient, which in the event of a liquidation or sale of Salient entitled the Company to first receive proceeds equal to the net asset value of Salient Trust as of May 2, 2003 (approximately $4.4 million), with the remaining proceeds to be divided equally among the owners of the Class A units. The Salient companies provide investment advisory services to individuals and institutions. The Endowment Fund is a diversified fund of funds using hedge fund managers that specialize in a variety of investment approaches. The acquisitions were accounted for as a purchase, and accordingly, the financial information of the Salient companies and the advisor to The Endowment Fund has been included in the Company’s consolidated financial statements from May 2, 2003. The purchase price of approximately $9.6 million exceeded the fair market value of identifiable net assets by approximately $9.6 million, which has been recorded as goodwill. The Company uses the consolidation method to account for its investment in Salient. In December 2005, Salient purchased a 13.8% Class A interest in the advisor to The Endowment Fund from another investor for cash consideration of $2.1 million. The purchase was accounted for as an investment subject to the equity method of accounting.

3.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table sets forth pertinent information regarding the allowance for doubtful accounts at December 31, 2005, 2004 and 2003 (in thousands):

Balance at December 31, 2002	$295
Additions charged to cost and expenses	295
Charge off of receivables	(190)
Balance at December 31, 2003	400
Additions charged to cost and expenses	175
Charge off of receivables	(99)
Balance at December 31, 2004	476
Additions charged to cost and expenses	248
Charge off of receivables	(212)
Balance at December 31, 2005	$512

4.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2005 and 2004 were as follows:

	2005		2004
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)		(in thousands)
Marketable:
U. S. government and agency	$4,619	$2,019	$10,038	$6,334
Corporate stocks and options	18,096	6,149	3,327	15
Corporate bonds	7,933	—	7,168	—
	30,648	8,168	20,533	6,349
Not readily marketable:
Partnerships	34,108	—	28,164	—
Corporate stocks and warrants	8,901	—	9,001	—
	$73,657	$8,168	$57,698	$6,349

Securities not readily marketable include investment securities (1) for which there is no market on a securities exchange or no independent publicly quoted market, (2) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (3) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. Not readily marketable securities consist of investments in limited partnerships, equities, options, and warrants. The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners L.P., 2005 Houston Energy Partners, L.P., Select Sports Group, Ltd., SMH Private Equity Group I, L.P., Symmetry Capital, LLC, Concept Capital, LLC, Endowment Advisors, L.P., Salient Enhanced Credit Fund, L.P., Salient Total Return Fund, L.P., and Global Hedged Equity Fund GP, L.P.

A summary of the results of operations and partners’ capital of the limited partnerships is as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)

Net investment gain (loss)	$6,534	$616	$(234)
Unrealized gain (loss) on investments	19,900	(806)	7,507
Realized gain on investments	25,285	17,524	25,445
Increase in partners' capital resulting from operations	$51,719	$17,334	$32,718
Total assets	$316,465	$260,752	$223,434
Total liabilities	(23,499)	(23,135)	(22,700)
Partners' capital	$292,966	$237,617	$200,734

5.	SECURITIES AVAILABLE FOR SALE

Securities available for sale at December 31, 2005 and 2004 were as follows:
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
2005:
U.S. government and agency obligations	$1,032	$6	$(12)	$1,026
Corporate bond	251	—	(1)	250
Marketable equity securities	551	87	(30)	608
Total	$1,834	$93	$(43)	$1,884

2004:
U.S. government and agency obligations	$1,037	$12	$(2)	$1,047
Corporate bond	251	—	(3)	248
Marketable equity securities	1,070	18	(152)	936
Total	$2,358	$30	$(157)	$2,231

The contractual maturities of debt securities available for sale at December 31, 2005 were as follows:

	Amortized	Fair
	Cost	Value
	(in thousands)
Due after 1 year through 5 years	$999	$986
Due after 25 years through 30 years	284	290
	$1,283	$1,276

The Company’s available for sale portfolio is comprised of U.S. government agency obligations, corporate bond, and large cap equity securities. Three U.S. government agency obligations, one corporate bond and one equity security have unrealized losses as of December 31, 2005. All except the equity security have been in continuous unrealized-loss positions for more than 12 months. Three U.S. government agency obligations, one corporate bond, and 13 equity securities have unrealized losses as of December 31, 2004. Of those securities with unrealized losses as of December 31, 2004, only eight of the equity securities have been in continuous unrealized-loss positions for more than 12 months.

Securities available for sale in an unrealized loss position were as follows on December 31, 2005 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$—	$—	$736	$(12)	$736	$(12)
Corporate bond	—	—	250	(1)	250	(1)
Marketable equity securities	70	(30)	—	—	70	(30)
Total temporarily impaired securities	$70	$(30)	$986	$(13)	$1,056	$(43)

Securities available for sale in an unrealized loss position were as follows on December 31, 2004 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$746	$(3)	$—	$—	$746	$(3)
Corporate bond	248	(2)	—	—	248	(2)
Marketable equity securities	302	(24)	482	(128)	784	(152)
Total temporarily impaired securities	$1,296	$(29)	$482	$(128)	$1,778	$(157)

Management evaluates securities available for sale to determine if a decline in value is other than temporary. Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Salient Trust to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Management believes the unrealized losses are temporary at December 31, 2005. However, a write-down accounted for as a realized loss may be necessary in the future.

Gross realized gains on sales of securities available for sale were approximately $21,000 for the year ended December 31, 2005, approximately $174,000 for the year ended December 31, 2004, and approximately $47,000 for the year ended December 31, 2003. Gross realized losses on sales of securities available for sale were approximately $332,000 for the year ended December 31, 2005, approximately $94,000 for the year ended December 31, 2004, and approximately $29,000 for the year ended December 31, 2003. Such gains and losses are included in revenue under the caption “Principal transactions.”

The Company has pledged securities valued at $275,000 to the bank commissioner of the state of Oklahoma to secure its performance of fiduciary duties for trust activities conducted in that state.

6.	RECEIVABLE FROM BROKER-DEALERS

Amounts receivable from broker-dealers at December 31, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)

Receivable from broker-dealers	$753	$412

7.	DEPOSITS WITH CLEARING BROKERS AND DEALERS

Under its clearing agreements, SMH is required to maintain a certain level of cash or securities on deposit with clearing brokers and dealers. Should the clearing brokers and dealers suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing brokers and dealers. The Company had $1.1 million on deposit as of December 31, 2005 and 2004, respectively, with clearing brokers and dealers to meet this requirement.

8.	FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 2005 and 2004 was as follows:

	December 31,
	2005	2004
	(in thousands)

Equipment	$8,027	$5,082
Furniture and fixtures	3,108	2,715
Leasehold improvements	5,688	4,494
Accumulated depreciation and amortization	(7,150)	(4,648)
Furniture and equipment, net	$9,673	$7,643

9.	BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. The line of credit expires in May 2006, unless extended. Borrowings under the line of credit bear interest based on LIBOR. The interest rate on the Company’s borrowings ranged from 4.81% to 5.85% during 2005. The credit facility is secured by a pledge of ownership interests in two of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt-to-EDITDA and liquidity to funded debt ratios, as well as minimum assets under management. At December 31, 2005, the Company was in compliance with all covenants. The outstanding balance on the line of credit was $8.0 million at December 31, 2005.

During December 2005, Salient entered into a $2.5 million revolving credit facility with a bank. The line of credit expires in December 2007. Borrowings under the line of credit bear interest based on LIBOR. The interest rate of Salient’s borrowings was 4.39% during 2005. The credit facility is unsecured and not subject to financial covenants; however, payment is guaranteed by SMHG and the principals of Salient. The outstanding balance on the line of credit was $2.05 million at December 31, 2005.

During December 2005, Edelman entered into a $1.5 million construction loan agreement with a bank. Proceeds from the loan are to be used to build out Edelman’s new office facilities. The loan is not subject to financial covenants and is secured by Edelman’s property and other assets and guaranteed by Mr. Edelman and SMHG. Beginning in January 2006 and ending in December 2006, interest will be paid in monthly installments at an interest rate, which is based on prime. The effective interest rate at December 31, 2005 was 6.75%. Principal and interest payments will be made in equal monthly installments beginning in January 2007 and ending in December 2015. At December 31, 2005, the outstanding balance on the loan was $656,000.

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2005 and 2004 were as follows:
	December 31,
	2005	2004
	(in thousands)

Accounts payable	$4,456	$3,235
Compensation	15,104	15,416
Other	1,570	1,231
Total accounts payable and accrued liabilities	$21,130	$19,882

11.	INCOME TAXES

The components of the income tax provision for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)

Current	$6,482	$7,611	$5,617
Deferred	828	870	1,177
Income tax provision	$7,310	$8,481	$6,794

The difference between the effective tax rate reflected in the income tax provision, and the statutory federal rate is analyzed as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)

Tax computed using the statutory rate	$6,294	$7,313	$5,851
State and other income taxes	1,016	1,168	943
Total	$7,310	$8,481	$6,794

The effective tax rates for the years ended December 31, 2005, 2004, and 2003 were 40.6%, 40.6%, and 39.5%, respectively.

The components of the deferred income tax assets and liabilities were as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred income tax assets:
Accumulated depreciation	$368	$34
Accrued liabilities	169	169
Allowance for doubtful accounts	204	190
Partnership income	77	874
Deferred compensation	312	313
Fund manager carried interest	—	238
Unrealized loss on securities available for sale	—	34
Total deferred tax assets	1,130	1,852
Deferred income tax liabilities:
Unrealized gain on securities available for sale	(20)	—
Prepaid expenses	(489)	—
Goodwill amortization	(483)	—
Unrealized gains on securities	(2,539)	(3,296)
Other	(7)	(82)
Total deferred tax liabilities	(3,538)	(3,378)
Net deferred tax liability	$(2,408)	$(1,526)

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

12.	EMPLOYEE BENEFIT PLANS

The Company’s 1998 Incentive Plan specifies that the number of shares of its common stock available for incentive awards or incentive stock options may not exceed the greater of 4,000,000 shares or 25% of the total number of shares of common stock outstanding.

Substantially all employees are eligible to participate in the Sanders Morris Harris Group Inc. 401(k) defined contribution plan. The Company made no contributions to this plan in 2005, 2004, and 2003.

A.	Stock Options

The Incentive Plan provides for the issuance to eligible employees of, among other things, incentive and non-qualified stock options, which may expire as much as 10 years from the date of grant. The outstanding options vest over varying periods and have an exercise price equal to the closing price of the Company’s stock on the date of the grant.

The following table sets forth pertinent information regarding stock option transactions for each of the three years in the period ended December 31, 2005:

		Weighted	Weighted
	Number	Average	Average
	of Shares	Exercise Price	Fair Value

Oustanding at December 31, 2002	1,476,224	$5.07
Granted	30,000	8.12	$1.50
Cancelled/Forfeited	(60,750)	5.47
Exercised	(378,114)	4.71
Outstanding at December 31, 2003	1,067,360	5.25
Granted	132,500	12.75	$4.28
Exercised	(163,332)	6.41
Oustanding at December 31, 2004	1,036,528	6.03
Granted	22,500	17.03	$5.98
Exercised	(143,757)	5.23
Oustanding at December 31, 2005	915,271	$6.42

Options exercisable at December 31, 2003	960,610	$5.25
Options exercisable at December 31, 2004	927,153	$5.65
Options exercisable at December 31, 2005	850,271	$5.98

Options available for grant at December 31, 2003	1,522,392
Options available for grant at December 31, 2004	1,252,238
Options available for grant at December 31, 2005	1,360,889

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Wgtd. Avg.		Number
Range of	Outstanding	Remaining	Wgtd. Avg.	Exercisable at	Wgtd. Avg.
Exercise Prices	at 12/31/2005	Contr. Life	Exercise Price	12/31/2005	Exercise Price
$4.44-$6.04	735,271	3.52	$4.90	725,271	$4.90
$7.91-$10.00	25,000	7.12	8.16	25,000	8.16
$12.02-$17.20	155,000	8.53	13.37	100,000	13.31
$4.44-$17.20	915,271	4.46	6.42	850,271	5.98

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31,
	2005	2004	2003
Expected Life in Years	10.00	10.00	10.00
Interest Rate	4.14%	4.46%	4.10%
Volatility	24.64%	20.05%	38.71%
Dividend Yield	1.10%	1.20%	1.31%

B.	Restricted Stock and Capital Incentive Plan (“CIP”)

Effective January 1, 2001, the Company adopted the CIP under its Incentive Plan in which eligible employees and consultants may purchase, in lieu of salary, commission, or bonus, shares of the Company’s restricted common stock at a price equal to 66.6% of the 20-day average of the closing sales prices for a share of the Company’s common stock, ending on the day prior to the date the shares are issued.

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

The following summarizes certain information related to the restricted stock and the CIP for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(in thousands, except shares)

Number of shares issued	140,420	287,345
Value of shares issued	$2,407	$3,606
Additions to unearned compensation	1,795	1,994
Additions to notes receivable	117	1,611
Amortization of unearned compensation	1,218	997
Amortization of notes receivable	763	1,209

13.	PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.10 per share. Shares of Preferred Stock may be issued from time to time by the Board of Directors, without action by the shareholders, in one or more series with such designations, preferences, special rights, qualifications, limitations, and restrictions as may be designated by the Board of Directors prior to the issuance of such series. No shares of Preferred Stock have been issued as of December 31, 2005.

14.	TREASURY STOCK

The Company repurchases its common stock from time to time primarily to offset the dilutive effect of its employee benefit plan. Such repurchases are accounted for using the cost method. The Company reacquired none of its common stock during the year ended December 31, 2005, and 15,399 shares for an aggregate purchase price of $183,000 during the year ended December 31, 2004.

15.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per-share computations for the years indicated were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except share and per share amounts)

Computation of basic earnings per common share:
Net income	$10,674	$12,414	$10,416
Weighted average common shares outstanding	18,659,527	17,588,061	17,095,626
Weighted average common shares committed	—	110,600	—
Weighted average common shares outstanding
and committed	18,659,527	17,698,661	17,095,626
Basic earnings per common share	$0.57	$0.70	$0.61

Computation of diluted earnings per common share:
Net income	$10,674	$12,414	$10,416
Weighted average number of common shares outstanding	18,659,527	17,588,061	17,095,626
Weighted average common shares committed	—	110,601	—
Common shares issuable under stock option plan	892,771	979,027	1,017,359
Less shares assumed repurchased with proceeds	(298,898)	(375,374)	(490,542)
Weighted average common shares outstanding and committed	19,253,400	18,302,315	17,622,443
Diluted earnings per common share	$0.55	$0.68	$0.59

Outstanding stock options of 22,500 at December 31, 2005; 57,500 at December 31, 2004; and 50,000 at December 31, 2003 have not been included in diluted earnings per common share because to do so would have been antidilutive for the years presented.

16.	GOODWILL

The Company recorded goodwill of approximately $2.5 million during the second quarter of 2005 related to its purchase of a 50% interest in an investment advisory business of two financial advisors who are based in Colorado Springs, Colorado. The Company recorded goodwill of approximately $20.2 million during May 2005 related to the acquisition of a 51% interest in The Edelman Financial Center.

During the fourth quarter of 2004, the Company recorded goodwill of approximately $7.8 million representing the value of shares the former owners of the Salient companies are entitled to receive based on the profitability of Salient for the year ended December 31, 2004.

During the second quarter of 2004, the Company recorded goodwill of approximately $4.5 million related to the acquisition of a 69% interest in Charlotte Capital.

During the year ended December 31, 2004, the Company recognized goodwill impairment charges totaling $800,000 related to its consolidation of Brava Therapeutics (“Brava”). The principal factors contributing to our decision to record the impairment charge related to the uncertainty and timing of a proposed joint venture between Brava and another entity that would have created a more viable platform for further development of Brava’s products and expertise. SMHG has no remaining goodwill related to its consolidation of Brava. As required by FIN46R, the Company consolidated a variable interest entity during the first quarter of 2004 that had been previously recorded as a security owned. Pursuant to that consolidation, the $800,000 value of the investment was reclassified to goodwill.

17.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at December 31, 2005.

In April 2004, the Company acquired a 69% interest in Charlotte Capital from a previous investor. Employees of Charlotte Capital retained a 31% ownership interest in the firm. Employees of Charlotte Capital can earn up to an additional 9% ownership interest by achieving specified revenue run rates during the 36-month period beginning January 1, 2006 and ending December 31, 2009.

The Company has pledged a certificate of deposit in the amount of $50,000 to secure a loan made by a bank to a relative of one of the Company’s customers (the “Debtor”). The pledge expires in April 2006. Proceeds from the bank loan were used to finance a business venture of the Debtor. Should the Debtor fail to repay the loan, the Company’s certificate of deposit will be used to satisfy any unpaid portion of the debt up to the face amount of the certificate of deposit. The Company expects the Debtor to pay the debt upon maturity. Therefore, the Company has recorded no reserve against this guarantee as of December 31, 2005.

  The Company has issued letters of credit in the amounts of $1.2 million and $92,000 to the owners of two of the offices that we lease to secure payment of our lease obligations for those facilities. The Company has issued a letter of credit in the amount of $100,000 to secure the payment of the deductible portion of the Company’s workers compensation insurance policy.

Total rental expense for operating leases for the years indicated was: for 2005, approximately $5.2 million; for 2004, approximately $4.2 million; and for 2003, approximately $3.5 million. Rent expense on operating leases is recognized on a straight line basis over the life of the respective leases. The Company and its subsidiaries have obligations under operating leases that expire by 2014 with initial noncancelable terms in excess of one year. Aggregate annual rentals for office space and computer and office equipment are as follows (in thousands):

2006	$5,385
2007	5,597
2008	4,557
2009	4,691
2010	4,559
Thereafter	11,995
Total minimum rental payments	$36,784

The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations. The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

The Company has uncommitted financing arrangements with clearing brokers that finance our customer accounts, certain broker-dealer balances and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheet for financial accounting reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. The Company is required to maintain certain cash or securities on deposit with our clearing brokers.

The NASD conducted an inspection of our prime broker and private investment or hedge fund support operations based in our New York office in the fall of 2004. Subsequent to such inspection the NASD opened an investigation and has requested the production of additional documents and materials on six occasions in 2005 and 2006 with respect to our prime broker and related hedge fund operations. The investigation is ongoing. We do not know when the NASD staff will complete its investigation or what, if any, actions the NASD may propose with respect to this matter.

18.	CONCENTRATIONS OF CREDIT RISK

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

19.	NET CAPITAL REQUIREMENTS OF SUBSIDIARIES

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2005, SMH had net capital of $16.1 million, which was $15.4 million in excess of its required net capital of $706,000. At December 31, 2005, Salient Trust’s net capital was in excess of the minimum capital of $1.5 million required by the Texas Department of Banking.

20.	BUSINESS SEGMENT INFORMATION

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

The Prime Brokerage segment provides trade execution, clearing, custody, and other back-office services to hedge funds and other professional traders. Prime broker revenues consist of commissions and principal credits earned on equity and fixed income transactions; interest income from securities lending services to customers; and net interest on customers’ margin loan and credit account balances.

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

The Corporate and Other segment includes realized and unrealized gains and losses on the Company’s investment portfolios, and interest and dividends earned on our cash and securities positions. Unallocated corporate revenues and expenses are included in Corporate and Other. The change in value of our investment in SSG is included in Corporate and Other.

The following summarizes certain financial information of each reportable business segment for each of the three years in the period ended December 31, 2005. SMHG does not analyze asset information in all business segments.
	2005	2004	2003
	(in thousands)
Revenues:
Retail brokerage	$16,144	$17,463	$13,075
Institutional brokerage	26,501	30,760	31,125
Asset management	41,980	31,352	19,926
Prime brokerage	19,613	20,363	23,009
Investment banking	18,509	16,536	12,326
Corporate and other	4,545	5,058	4,473
Total	$127,292	$121,532	$103,934

Income (loss) before equity in income (loss) of limited
partnerships, minority interests and income taxes:
Retail brokerage	$1,102	$1,359	$723
Institutional brokerage	3,552	5,243	5,371
Asset management	10,318	11,325	6,700
Prime brokerage	1,955	3,087	4,051
Investment banking	6,502	7,254	5,403
Corporate and other	(9,068)	(9,689)	(8,315)
Total	$14,361	$18,579	$13,933

Equity in income (loss) of limited partnerships:
Retail brokerage	$—	$—	$—
Institutional brokerage	—	—	—
Asset management	7,192	5,646	4,478
Prime brokerage	—	—	—
Investment banking	—	—	—
Corporate and other	1,290	846	(173)
Total	$8,482	$6,492	$4,305

Minority interests in net (income) loss of
consolidated companies:
Retail brokerage	$—	$—	$—
Institutional brokerage	—	—	—
Asset management	(4,859)	(4,201)	(1,028)
Prime brokerage	—	—	—
Investment banking	—	—	—
Corporate and other	—	25	—
Total	$(4,859)	$(4,176)	$(1,028)

Income (loss) before income taxes:
Retail brokerage	$1,102	$1,359	$723
Institutional brokerage	3,552	5,243	5,371
Asset management	12,653	12,770	10,150
Prime brokerage	1,956	3,087	4,051
Investment banking	6,502	7,254	5,403
Corporate and other	(7,781)	(8,818)	(8,488)
Total	$17,984	$20,895	$17,210

21.	SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2004	2003
	(in thousands)

Cash paid for income taxes, net	$5,603	$8,543	$5,380
Cash paid for interest	280	37	6
Non-cash investing and financing activities:
Acquisitions:
Receivables	—	799	396
Fixed assets, net	338	31	—
Other assets	250	(978)	160
Securities owned	—	(800)	—
Goodwill	22,676	13,075	—
Accounts payable and accrued liabilities	(811)	(1,049)	(206)
Minority interests	(97)	2	—
Commitment to issue common stock	—	(7,819)	—
Common stock	(6,250)	—	—

22.	RELATED PARTIES

SMH earned fees (for 2005, $1.6 million; for 2004, $1.4 million; and for 2003, $1.7 million) through the sale of annuity products from HWG Insurance Agency, Inc. (“HWG”). The sole shareholder of HWG is an employee of SMH.

The Company, through its wholly owned venture capital investment company subsidiary, SMHG Capital Inc., owns an investment in Brava Therapeutics, Inc., formerly named BioCyte Therapeutics, Inc. The financial results of Brava are consolidated with those of SMHG. The Company’s president has an investment in Brava and serves on its board of directors. Another employee of the Company has an investment in Brava, serves as the president of Brava, and also serves on its board of directors. Brava is consolidated as a variable interest entity but the results are not significant to the Company.

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

During 2001, the Company formed PTC - Houston Management, L.P. (“PTC”) to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston. An advisory director of SMHG and his family are the principal owners of an entity that is a 50% owner of PTC. Net operating income recognized by PTC totaled $216,000 during 2005, $1.6 million during 2004 and $414,000 during 2003. Fifty percent of the net operating income, or $108,000 in 2005, $782,000 in 2004, and $207,000 in 2003, was attributable to each of SMHG and the advisory director-owned entity.

23.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Three Months Ended
	(in thousands, except share and per share amounts)

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005
Total revenues	$26,340	$30,499	$34,411	$36,042
Net income	$1,833	$2,226	$3,656	$2,959
Basic earnings per share	$0.10	$0.12	$0.19	$0.16
Diluted earnings per share	$0.10	$0.12	$0.19	$0.15
Weighted average common shares
outstanding and committed - diluted	18,962,386	19,209,037	19,401,206	19,434,286

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004
Total revenues	$29,807	$28,655	$28,561	$34,509
Net income	$3,270	$2,947	$2,675	$3,522
Basic earnings per share	$0.19	$0.17	$0.15	$0.19
Diluted earnings per share	$0.18	$0.16	$0.15	$0.19
Weighted average common shares
outstanding and committed - diluted	17,987,680	18,186,799	18,212,456	18,805,341

24.	SUBSEQUENT EVENTS

On February 21, 2006, the Company announced that its board of directors declared a cash dividend for the first quarter of 2006, in the amount of $0.045 per share of common stock. The cash dividend will be payable on April 14, 2006 to holders of record as of the close of business on March 31, 2006.

On March 1, 2006, Salient Partners sold a 4.0% ownership in TEF to six employees of Salient for cash consideration of $593,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

Item 9A. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act), as of December 31, 2005, the end of the fiscal period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of The Edelman Financial Center which was acquired by the Company on May 10, 2005, and is included in the Company’s consolidated financial statements for the period from that date through year-end. Such exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting in the year of acquisition. Total assets and total liabilities of Edelman represented approximately 1.8% and 5.0%, respectively, of the Company’s consolidated assets and liabilities as of December 31, 2005; and 8.1% and 3.7%, respectively, of consolidated revenues and pretax income for the year then ended.

Changes to certain processes, information technology systems, and other components of internal control resulting from the acquisition of Edelman may occur and will be evaluated by management as such integration activities are implemented. Other than the impact of the acquisition, there were no changes in internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the year ended December 31, 2005. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control financial reporting appears on page 61 hereof.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sanders Morris Harris Group Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting, that Sanders Morris Harris Group Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sanders Morris Harris Group Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Sanders Morris Harris Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired The Edelman Financial Center (Edelman) during 2005, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, Edelman's internal control over financial reporting associated with total assets of 1.8% and total revenues of 8.1% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Edelman.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Houston, Texas
March 15, 2006

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant

The information required in response to this Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

We have adopted a Business Ethics Policy or code of ethics for our employees, which applies to our principal executive officer, principal financial officer, and principal accounting officer, pursuant to section 406 of the Sarbanes-Oxley Act. A copy of our Business Ethics Policy is publicly available on our internet website at http://www.smhgroup.com. The information contained on our internet website is not incorporated by reference into this Report on Form 10-K.

Item 11.  Executive Compensation

The information required in response to this Item 11 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item 12 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information, if any, required in response to this Item 13 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

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

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

SANDERS MORRIS HARRIS GROUP INC.

By:	/s/ BEN T. MORRIS

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2006.

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

3.1
Articles of Incorporation of the Company, as amended (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-30066), and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-30066), and incorporated herein by reference).

†10.01
Sanders Morris Harris Group Inc. 1998 Incentive Plan as amended (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company dated May 3, 2002 (File No. 000-30066), and incorporated herein by reference).

†10.02
Sanders Morris Harris Group Inc. Capital Incentive Program (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-30066), and incorporated herein by reference).

†*10.03	Form of Option Agreement pursuant to 1998 Incentive Plan.
†*10.04	Form of Restricted Stock Agreement pursuant to 1998 Incentive Plan.
10.05
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

10.06
On-Line Services Agreement dated as of June 1, 2005, between Innovest Systems, LLC and Pinnacle Trust Co., LTA. (Filed as Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-30066), and incorporated herein by reference).

10.07
Office Lease Agreement and related amendments dated September 25, 1996, between Texas Tower Limited and Sanders Morris Mundy Inc. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-30066), and incorporated herein by reference).

10.08
Credit Agreement dated as of May 9, 2005, between Sanders Morris Harris Group Inc. and JPMorgan Chase Bank, National Association (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-30066), and incorporated herein by reference).

10.09
Reorganization and Purchase Agreement dated as of May 10, 2005, among Sanders Morris Harris Group Inc., The Edelman Financial Center, Inc., The Edelman Financial Center, LLC, and Fredric M. Edelman (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 10, 2005 (File No. 000-30066), and incorporated herein by reference).

*21.1	List of Subsidiaries.
*23.1	Consent of KPMG LLP.
*31.1	Rule 13a-14(a)/15d - 14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d - 14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensation plan or arrangement.