Form 10-Q
period 2006-03-31
SANDERS MORRIS HARRIS GROUP INC
filed 2006-05-10
CIK 1071341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006, OR

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
☐ Yes ☒ No

As of May 6, 2006, the registrant had 19,108,742 outstanding shares of Common Stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$22,112	$14,612
Receivables, net of allowance of $505 and $512, respectively
Broker-dealers	935	753
Customers	7,986	8,786
Related parties	5,300	6,227
Other	1,595	1,815
Deposits with clearing brokers	1,075	1,073
Securities owned	179,289	73,657
Securities available for sale	1,836	1,884
Furniture and equipment, net	11,910	9,673
Other assets and prepaid expenses	2,098	2,050
Goodwill, net	84,465	84,398
Total assets	$318,601	$204,928

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$17,603	$21,130
Borrowings	16,386	10,706
Deferred tax liability, net	3,858	2,408
Securities sold, not yet purchased	103,827	8,168
Payable to clearing broker-dealers	11,346	17
Other liabilities	33	33
Total liabilities	153,053	42,462

Commitments and contingencies

Minority interests	8,138	7,781

Shareholders' equity:
Preferred stock, $.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares
authorized; 19,778,144 and 19,634,260 shares issued, respectively	198	196
Additional paid-in capital	135,663	134,004
Retained earnings	24,990	23,936
Accumulated other comprehensive income	40	30
Treasury stock at cost, 739,402 shares	(3,481)	(3,481)
Total shareholders' equity	157,410	154,685
Total liabilities and shareholders' equity	$318,601	$204,928

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Commissions	$14,786	$11,352
Principal transactions	6,944	1,850
Investment banking	9,973	6,092
Investment advisory and related services	8,782	5,012
Interest and dividends	1,562	1,183
Other income	1,396	851
Total revenues	43,443	26,340

Expenses:
Employee compensation and benefits	26,520	16,491
Floor brokerage, exchange and clearance fees	1,801	1,068
Communications and data processing	2,281	1,766
Occupancy	2,637	2,072
Interest	388	1
Other general and administrative	5,605	2,753
Total expenses	39,232	24,151

Income before equity in income of
limited partnerships, minority interests,
and income taxes	4,211	2,189
Equity in income of limited partnerships	1,825	1,696
Income before minority interests and income taxes	6,036	3,885

Minority interests in net income of consolidated
companies	(1,398)	(797)
Income before income taxes	4,638	3,088

Provision for income taxes	(1,878)	(1,255)
Net income	$2,760	$1,833

Earnings per share:
Basic	$0.15	$0.10
Diluted	$0.14	$0.10

Weighted average common shares outstanding:
Basic	18,988,596	18,304,652
Diluted	19,481,512	18,962,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the three months ended March 31, 2006
(in thousands, except shares)
(unaudited)

	Amounts		Shares

Common stock
Balance, beginning of period	$196		19,634,260
Stock issued pursuant to employee benefit plan	2		143,884
Balance, end of period	198		19,778,144
Additional paid-in capital
Balance, beginning of period	134,004
Stock issued pursuant to employee benefit plan,	1,159
including tax benefit
Amortization of unearned compensation	485
Collection of receivable for shares issued	15
Balance, end of period	135,663
Retained earnings
Balance, beginning of period	23,936
Dividends ($0.045 per share)	(1,706)
Net income	2,760	2,760
Balance, end of period	24,990	2,760
Accumulated other comprehensive loss
Balance, beginning of period	30
Net change in unrealized appreciation
on securities available for sale	17	17
Income tax expense on change	(7)	(7)
Balance, end of period	40	10
Comprehensive income		2,770
Treasury stock
Balance, beginning of period	(3,481)		(739,402)

Balance, end of period	(3,481)		(739,402)
Total shareholders' equity and common shares outstanding	$157,410		19,038,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2006 and 2005
(in thousands)
(unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,760	$1,833
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Realized gain on securities available for sale	(1)	—
Depreciation	624	448
Provision for bad debts	66	52
Compensation expense related to amortization of
unearned compensation	485	479
Deferred income taxes	1,444	(855)
Equity in income of limited partnerships	(1,825)	(1,696)
Minority interests in income of consolidated companies	1,398	797
Change in receivables	1,699	3,872
Change in deposits with clearing brokers	(2)	(1)
Change in securities owned	(103,807)	(1,380)
Change in other assets	(48)	(266)
Change in securities sold, not yet purchased	95,659	3,867
Change in payable to clearing broker-dealers	11,329	(3)
Change in other liabilities	—	(23)
Change in accounts payable and accrued liabilities	(4,450)	(8,187)
Net cash provided by (used in) operating activities	5,331	(1,063)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,861)	(794)
Purchase of securities available for sale	—	(298)
Proceeds from sales and maturities of securities available for sale	65	1
Net cash used in investing activities	(2,796)	(1,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued	784	918
Tax benefit of stock options exercised	377	290
Collection of receivable for shares issued	15	—
Proceeds from borrowings	7,000	—
Repayment of borrowings	(1,320)	—
Distributions to minority interests	(1,041)	(117)
Payments of cash dividends	(850)	(667)
Net cash provided by financing activities	4,965	424
Net increase (decrease) in cash and cash equivalents	7,500	(1,730)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,612	21,678
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,112	$19,948
Supplemental cash flow information:
Cash (refund) paid for income taxes, net	$(636)	$292
Cash paid for interest	$129	$1

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.	BASIS OF PRESENTATION

Nature of Operations

Through its operating subsidiaries Sanders Morris Harris Inc. (“Sanders Morris Harris” or “SMH”), Salient Capital Management (“Salient/PMT”), SMH Capital Advisors (“SMCA”), Charlotte Capital, The Edelman Financial Center (“Edelman”), and Select Sports Group (“SSG”), Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including asset and wealth management (including investment advice and management, financial planning, trust related services, and sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage, and research). The Company serves a diverse group of institutional, corporate and individual clients.

The Company acquired its interest in the operating subsidiaries from 1999 through 2005. The acquisitions were accounted for using the purchase method and as a result current period results are not comparable to the prior periods.

Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at March 31, 2006, our results of operations for the three months ended March 31, 2006 and 2005, and our cash flows for the three months ended March 31, 2006 and 2005. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Effects of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment (Revised 2004). SFAS No. 123R established standards for the accounting for transactions in which an entity (1) exchanges its equity instruments for goods or services, or (2) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminated the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R was effective for the Company on January 1, 2006. The Company transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application the Company applies SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. As a result of the adoption of SFAS No. 123R, the Company recognized additional pre-tax compensation cost of $18,000 in the first quarter of 2006 for stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006. Approximately $116,000 remains to be recognized over 1.42 weighted average years. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchase and cancellations of existing awards before and after the adoption of this standard. (See Note 10.)

In June 2005 the Emerging Issues Task Force (EITF) issued EITF No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. In conjunction with EITF No. 04-5, the FASB staff is planning to amend SOP 78-9, Accounting for Investments in Real Estate Ventures to be consistent with EITF No. 04-5. SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EITF No. 04-5, presumes that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. As all of the limited partnerships for which we act as general partner have kick-out or substantive participating rights, we believe the impact that these new accounting standards had on our consolidated financial statements was minimal. The effective date of SOP 78-9-1 and EITF No. 04-5 was January 1, 2006 for existing limited partnerships. EITF 04-5 and SOP 78-9-1 was effective immediately for new and modified limited partnerships.

Reclassifications

Certain reclassifications have been made to the 2005 condensed consolidated financial statements to conform them with the 2006 presentation. The reclassifications had no effect on retained earnings, results of operations or cash flows as previously reported.

2.	ACQUISITIONS

On May 10, 2005, the Company acquired a 51% interest in The Edelman Financial Center, LLC, one of the leading financial planning firms in the country. The Company will acquire the remaining 49% of Edelman over four years. Edelman, based in Fairfax, Virginia, manages over $2.7 billion in assets. At the initial closing, SMHG bought 51% of the outstanding membership units of Edelman (“the First Tranche Units”). The Company paid $12.5 million, in a combination of cash and shares of the Company’s common stock for the First Tranche Units. The consideration for the First Tranche Units is subject to later adjustment (the “Earn-Out Consideration”) based on a multiple of the pretax income of Edelman for the period of October 1, 2005 through September 30, 2006. The multiple used to calculate the Earn-Out Consideration will also be based upon the level of pretax income for the period. The Earn-Out Consideration will be paid 50% in cash and 50% in the Company’s common stock.

In May 2008, the Company will purchase an additional 25% membership interest in Edelman. The Company will pay an amount equal to 25% of a multiple of between 8 and 11 times Edelman’s pretax income for the fiscal year ending December 31, 2007 (the “Second Tranche Consideration”). The multiple will be determined based upon the compound annual growth rate of Edelman’s pretax income over a specified period. The Second Tranche Consideration will be paid in a combination of cash and the Company’s common stock.

In May 2009, the Company will purchase all of the remaining issued and outstanding membership interests of Edelman. The Company will pay an amount equal to 24% of a multiple of between 8 and 11 times Edelman’s pretax income for the fiscal year ending December 31, 2008 (the “Third Tranche Consideration”). The multiple will be determined based upon the compound annual growth rate of Edelman’s pretax income over a specified period. The Third Tranche Consideration will also be paid in a combination of cash and the Company’s common stock.

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

On April 15, 2005, the Company acquired a 50% interest in an investment advisory business of two financial advisors who are based in Colorado Springs, Colorado. The customer accounts were added to those of Sanders Morris Harris and the business operates as SMH Colorado. As the Company may exercise control to a degree greater than its voting interests, the acquisition was accounted for as a purchase, and accordingly, the financial information of SMH Colorado has been included in the Company’s consolidated financial statements from April 15, 2005. The consideration of $2.5 million, consisting of a combination of cash and shares of the Company’s common stock, exceeded the fair market value of identifiable net tangible assets by $2.5 million, which has been recorded as goodwill.

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

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006		December 31, 2005
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)		(in thousands)
Marketable:
U.S. government and agency	$64,930	$64,312	$4,619	$2,019
Corporate stocks	25,151	12,289	18,096	6,149
Corporate bonds	43,874	27,226	7,933	—
	133,955	103,827	30,648	8,168
Not readily marketable:
Partnerships	35,574	—	34,108	—
Corporate stocks and warrants	9,760	—	8,901	—
	$179,289	$103,827	$73,657	$8,168

The increase in securities owned and securities sold, not yet purchased is due primarily to the trading portfolio of the Fixed Income National division during January 2006.

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. Not readily marketable securities consist of investments in limited partnerships, equities, options, and warrants. The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners, L.P., Concept Capital, LLC, Select Sports Group, Ltd., The Endowment Fund G.P., L.P., Endowment Advisors, L.P., SMH Private Equity Group I, L.P., Salient Enhanced Credit Fund, L.P., Salient Total Return Fund, L.P., and Global Hedged Equity Fund, L.P.

4.	SECURITIES AVAILABLE FOR SALE

Securities available for sale at March 31, 2006 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
2006:
U.S. Government and agency obligations	$968	$4	$(12)	$960
Corporate bonds	251	—	(1)	250
Marketable equity securities	550	116	(40)	626
Total	$1,769	$120	$(53)	$1,836

The contractual maturities of debt securities available for sale at March 31, 2006, were as follows (in thousands):

Due before 5 years	$986
Due after 25 years through 30 years	$224

Gross realized gains on sales of securities available for sale were $1,000 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005. No realized losses on securities available for sale were recorded for the three months ended March 31, 2006 and 2005.

The Company has pledged securities valued at $275,000 to the bank commissioner of the state of Oklahoma to secure its performance of fiduciary duties for trust activities in that state.

5.	INCOME TAXES

The differences between the effective tax rate reflected in the income tax provision from operations and the statutory federal rate were as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)

Tax computed using the statutory rate	$1,623	$1,081
State income taxes and other	255	174
Total	$1,878	$1,255

6.	BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. The line of credit expires in May 2007, unless extended. Borrowings under the line of credit bear interest based on LIBOR. The interest rate on the Company’s borrowings ranged from 5.85% to 6.32% during 2006. The credit facility is secured by a pledge of ownership interests in two of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt-to-EDITDA and liquidity to funded debt ratios, as well as minimum assets under management. At March 31, 2006, the Company was in compliance with all covenants. The outstanding balance on the line of credit was $15.0 million at March 31, 2006.

During December 2005, Salient/PMT entered into a $2.5 million revolving credit facility with a bank. The line of credit expires in December 2007. Borrowings under the line of credit bear interest based on LIBOR. The interest rate of Salient/PMT’s borrowings ranged from 6.03% to 6.47% during 2006. The credit facility is unsecured and not subject to financial covenants; however, payment is guaranteed by SMHG and the principals of Salient/PMT. The outstanding balance on the line of credit was $730,000 at March 31, 2006.

During December 2005, Edelman entered into a $1.5 million construction loan agreement with a bank. Proceeds from the loan are to be used to build out Edelman’s new office facilities. The loan is not subject to financial covenants and is secured by Edelman’s property and other assets and guaranteed by Mr. Edelman and SMHG. Beginning in January 2006 and ending in December 2006, interest will be paid in monthly installments at an interest rate, which is based on prime. The interest rate on Edelman’s borrowings ranged from 6.75% to 7.0% during 2006. Principal and interest payments will be made in equal monthly installments beginning in January 2007 and ending in December 2015. At March 31, 2006, the outstanding balance on the loan was $656,000.

7.	COMMITMENTS AND CONTINGENCIES

In April 2004, the Company acquired a 69% interest in Charlotte Capital from a previous investor. Employees of Charlotte Capital retained a 31% ownership interest in the firm. Employees of Charlotte Capital can earn up to an additional 9% ownership interest by achieving specified revenue run rates during the 36-month period beginning January 1, 2006 and ending December 31, 2009.

The Company has pledged a certificate of deposit in the amount of $50,000 to secure a loan made by a bank to a relative of one of the Company’s customers (the “Debtor”). The pledge expired in April 2006; however, the Company is negotiating with the bank to extend the pledge. Proceeds from the bank loan were used to finance a business venture of the Debtor. Should the Debtor fail to repay the loan, the Company’s certificate of deposit will be used to satisfy any unpaid portion of the debt up to the face amount of the certificate of deposit. The Company expects the Debtor to pay the debt upon maturity. Therefore, the Company has recorded no reserve against this guarantee as of March 31, 2006.

  The Company has issued letters of credit in the amounts of $1.2 million, $199,000, $144,000, and $92,000 to the owners of four of the offices that we lease to secure payment of our lease obligations for those facilities. The Company has issued a letter of credit in the amount of $100,000 to secure the payment of the deductible portion of the Company’s workers compensation insurance policy.

The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations. The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

The Company has uncommitted financing arrangements with clearing brokers that finance our customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheet for financial accounting reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. The Company is required to maintain certain cash or securities on deposit with our clearing brokers.

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

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at March 31, 2006.

The Company and its subsidiaries have obligations under operating leases that expire by 2014 with initial noncancelable terms in excess of one year.

8.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per-share computations for the periods indicated were as follows:
	Three Months Ended March 31,
	2006	2005
	(in thousands, except share and per share amounts)

Computation of basic earnings per common share
Net income	$2,760	$1,833
Weighted average common shares outstanding	18,988,596	18,304,652
Basic income per common share	$0.15	$0.10

	Three Months Ended March 31,
	2006	2005
	(in thousands, except share and per share amounts)

Computation of diluted earnings per common share
Net income	$2,760	$1,833
Weighted average common shares outstanding	18,988,596	18,304,652
Common shares issuable under stock option plan	787,071	981,896
Less shares assumed repurchased with proceeds	(294,155)	(324,162)
Weighted average common shares outstanding	19,481,512	18,962,386
Diluted income per common share	$0.14	$0.10

9.	BUSINESS SEGMENT INFORMATION

SMHG operates through four business segments: Asset and Wealth Management, which can be further divided into Retail Brokerage and Asset Management; Institutional Services, which can be further divided into Institutional Brokerage and Prime Brokerage; Investment Banking; and Corporate and Other. The business segments are based upon factors such as the services provided and distribution channels served. Certain services are provided to customers through more than one of our business segments.

Asset and Wealth Management

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

The Asset Management segment provides investment advisory, wealth and investment management, financial planning, and trust services to institutional and individual clients. The Company earns an advisory fee based on such factors as the amount of assets under management and the type of services provided. The asset management segment may also earn commission revenues from the sale of equity, fixed income, mutual fund, and annuity products; and sales credits from the distribution of investment banking issues. In addition, performance fees may be earned for exceeding performance benchmarks for the investment portfolios in the limited partnerships that we manage.

Institutional Services

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

Investment Banking

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

Corporate and Other

The Corporate and Other segment includes realized and unrealized gains and losses on the Company’s investment portfolios and interest and dividends earned on our cash and securities positions. Unallocated corporate revenues and expenses are included in Corporate and Other. Gains and losses from sports representation and management services performed by SSG are included in Corporate and Other.

The following summarizes certain financial information of each reportable business segment for the three months in the period ended March 31, 2006 and 2005, respectively. SMHG does not analyze asset information in all business segments.
	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Revenues:
Asset and Wealth Management
Retail brokerage	$4,485	$4,651
Asset management	14,597	7,042
Asset and Wealth Management Total	19,082	11,693
Institutional Services
Institutional brokerage	7,145	5,832
Prime brokerage	8,147	4,111
Institutional Services Total	15,292	9,943
Investment banking	7,052	3,673
Corporate and other	2,017	1,031
Total	$43,443	$26,340

Income (loss) before equity in income of limited partnerships, minority interest and income taxes:
Asset and Wealth Management
Retail brokerage	$(163)	$617
Asset management	3,650	1,414
Asset and Wealth Management Total	3,487	2,031
Institutional Services
Institutional brokerage	(155)	425
Prime brokerage	469	389
Institutional Services Total	314	814
Investment banking	2,608	1,033
Corporate and other	(2,198)	(1,689)
Total	$4,211	$2,189

Equity in income of limited partnerships:
Asset and Wealth Management
Retail brokerage	$—	$—
Asset management	1,475	1,666
Asset and Wealth Management Total	1,475	1,666
Institutional Services
Institutional brokerage	—	—
Prime brokerage	—	—
Institutional Services Total	—	—
Investment banking	—	—
Corporate and other	350	30
Total	$1,825	$1,696

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Minority interests in net (income) loss of consolidated companies:
Asset and Wealth Management
Retail brokerage	$—	$—
Asset management	(1,398)	(799)
Asset and Wealth Management Total	(1,398)	(799)
Institutional Services
Institutional brokerage	—	—
Prime brokerage	—	—
Institutional Services Total	—	—
Investment banking	—	—
Corporate and other	—	2
Total	$(1,398)	$(797)

Income (loss) before income taxes:
Asset and Wealth Management
Retail brokerage	$(163)	$617
Asset management	3,727	2,281
Asset and Wealth Management Total	3,564	2,898
Institututional Services
Institutional brokerage	(155)	425
Prime brokerage	469	389
Institutional Services Total	314	814
Investment banking	2,608	1,033
Corporate and other	(1,848)	(1,657)
Total	$4,638	$3,088

10.	ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (Revised 2004), which requires the Company to recognize the cost of all stock-based compensation in its consolidated financial statements. The Company’s equity-classified awards are measured at grant-date fair value and are not subsequently remeasured. The valuation of equity instruments underlying stock-based compensation, and the period during which the expense is recognized is based on assumptions related to stock volatility, interest rates, vesting terms, and dividend yields. Changes in these assumptions including forfeiture rates, could have significant impacts on the expense recognized. The Company recognized additional compensation expense of $18,000 during the first quarter of 2006 as a result of the adoption of SFAS No. 123R.

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended in March 31, 2005.

Thousands of dollars except per share data
Net income as reported	$1,833
Deduct: Total stock based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(58)
Adjusted income	$1,775

Earnings per share
Basic-as reported	$0.10
Basic-pro forma	$0.10

Diluted-as reported	$0.10
Diluted-pro forma	$0.09

Under its 1998 Incentive Plan, as amended, (the Incentive Plan), the Company has reserved 25% of the outstanding common stock of the Company, or 4,000,000 shares of common stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan. The Company had 1,358,676 shares of common stock available for grant under the Incentive Plan at March 31, 2006.

The Company has two types of stock-based compensation awards: (1) stock options, and (2) restricted common stock.

Stock Options

The Incentive Plan provides for the issuance to eligible employees of, among other things, incentive and non-qualified stock options, that may expire up to 10 years from the date of grant. The outstanding options vest over one to five year service periods and have an exercise price equal to the closing price of the Company’s stock on the date of the grant. Unvested options on the date of termination of employment are forfeited within 90 days of termination. Typically, new shares are issued upon the exercise of stock options.

During the three months ended March 31, 2006, 105,700 options were exercised for which the Company received proceeds of $564,000. During the three months ended March 31, 2005, 67,132 options were exercised for which the Company received proceeds of $333,000.

As a result of the adoption of SFAS No. 123R, the Company recognized additional pre-tax compensation cost of $18,000 in the first quarter of 2006 for stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006. Approximately $116,000 remains to be recognized over 1.42 weighted average years. During the three months ended March 31, 2005, 12,500 options were granted with a weighted average fair value of $84,000.

The intrinsic value of stock options exercised totaled $1.1 million during the three months ended March 31, 2006 and $829,000 for the three months ended March 31, 2005.

The following table sets forth pertinent information regarding stock option transactions for the three months ended March 31, 2006.

		Weighted
	Number	Average
	of Shares	Exercise Price

Oustanding at January 1, 2006	915,271	$6.42
Granted	—	—
Exercised	(105,700)	5.34
Outstanding at March 31, 2006	809,571	$6.56

Options exercisable at December 31, 2005	850,271	$5.98
Options exercisable at March 31, 2006	760,821	$6.15

Options available for grant at December 31, 2005	1,360,889
Options available for grant at March 31, 2006	1,358,676

The following table summarizes information related to stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Wgtd. Avg.		Number	Wgtd. Avg.
Range of	Outstanding	Remaining	Wgtd. Avg.	Exercisable at	Remaining	Wgtd. Avg.
Exercise Prices	at 3/31/2006	Contr. Life	Exercise Price	at 3/31/2006	Contr. Life	Exercise Price
$4.44-$6.04	629,571	3.78	$4.82	629,571	3.78	$4.82
$7.91-$10.00	25,000	6.88	8.16	25,000	6.88	8.16
$12.02-$17.20	155,000	8.28	13.37	106,250	8.27	13.54
$4.44-$17.20	809,571	4.74	6.56	760,821	4.51	6.15

The aggregate intrinsic value of options outstanding at March 31, 2006, was $7.7 million. The aggregate intrinsic value of options exercisable at March 31, 2006, was $7.5 million.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2006	2005
Estimated life in years	10.00	7.38 - 10.00
Interest rate	4.10% - 4.46%	1.74% - 4.46%
Volatility	20.05% - 38.71%	20.05% - 61.58%
Dividend yield	1.10% - 1.31%	1.20% - 1.75%

Restricted Common Stock

The Incentive Plan permits the Company to grant restricted common stock to its employees. Additionally, eligible employees and consultants are allowed to purchase in lieu of salary, commission, or bonus, shares of the Company’s restricted common stock at a price equal to 66.6% of the 20-day average of the closing sales prices for a share of the Company’s common stock, ending on the day prior to the date the shares were issued. All shares are valued at the closing price on the date the shares are issued. The value of restricted shares granted, less consideration paid, if any, is amortized to compensation expense over the one to five-year vesting periods assuming continued employment through such date.

Employees deferred compensation of $221,000 during the three months ended March 31, 2006, and $46,000 during the three months ended March 31, 2005, that was used to purchase restricted common stock. In addition, the Company recognized compensation expense of $485,000 during the three months ended March 31, 2006, and $479,000 during the three months ended March 31, 2005, related to its restricted common stock plan.

The following table summarizes certain information related to restricted common stock grants at March 31, 2006:

		Weighted
	Number of	Average
	Shares	Grant Date Fair Value

Nonvested at January 1, 2006	318,124	$7.05

Nonvested at March 31, 2006	302,632	$7.24

For the three months ended March 31, 2006:

Granted	38,184	$15.93

Vested	53,676	$7.05

Forfeited	—	$—

During the three months ended March 31, 2006, the Company granted 38,184 restricted common shares with a weighted average grant date fair value of $15.93. During the three months ended March 31, 2005, the Company granted 58,426 restricted common shares with a weighted average grant date fair value of $17.02. During the three months ended March 31, 2006, 53,676 restricted common shares vested with a weighted average grant date fair value of $7.05. During the three months ended March 31, 2005, 132,821 restricted common shares vested with a weighted average grant date fair value of $6.15. At March 31, 2006, total unrecognized compensation cost, net of estimated forfeitures related to nonvested restricted stock totaled $2.9 million and is expected to be recognized over the next 51 months.

11.	RELATED PARTIES

The Company had receivables from related parties totaling $5.3 million at March 31, 2006, primarily consisting of $4.8 million of notes receivable from employees and consultants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and their related notes.

Overview

Sanders Morris Harris Group (the “Company” or SMHG”) is a holding company that, through its subsidiaries and affiliates, provides asset and wealth management, investment banking, and institutional services to a large and diversified group of clients and customers, including individuals, corporations, and financial institutions. A summary of these services follows:

Asset and Wealth Management provides investment advisory, wealth and investment management, financial planning, and trust services, to high net worth and mass affluent individuals and institutions, including investment strategies and alternatives, tax efficient estate and financial planning, trusts, and agent/fiduciary investment management services, throughout their financial life cycle, as well as private client brokerage services. In addition, we provide specialized asset management products and services in specific investment styles to corporations and institutions both through internal marketing efforts and externally through formal sub-advisory relationships and other distribution arrangements with third parties.

Investment Banking includes capital raising, public offerings and private placements of equity and debt securities, financial advisory services, including advice on mergers, acquisitions and restructurings, and merchant banking services.

Institutional Services provides institutional equity and fixed income brokerage, institutional research, prime brokerage, and proprietary trading to a broad array of institutions throughout North America, Europe, and Asia, including banks, retirement funds, mutual funds, endowments, investment advisors, and insurance companies.

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

Our financial services business is affected by general economic conditions. Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management or administration. The growth in assets under our management resulted in higher management fees for us. While growth in assets under management has resulted in higher management fees for us, the instability in the overall stock market, lower trading volume, and reduced commission rates have had a negative impact on our commission revenue.

We closely monitor our operating environment to enable us to respond promptly to market cycles. In addition, we seek to lessen earnings volatility by controlling expenses, increasing fee-based business, and developing new revenue sources. Nonetheless, operating results of any specific period should not be considered representative of future performance.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Competition” and “Government Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, and “Factors Affecting Forward-Looking Statements” in Part II, Item 7, and other items throughout the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Beginning in the first quarter of 2006, the Company’s retail brokerage business is included in Asset and Wealth Management and the Company’s prime brokerage business is included in institutional services.

Components of Revenue and Expenses

Revenue. Our revenues are comprised primarily of (1) commission revenue from retail, prime and institutional brokerage transactions, (2) fees from asset-based advisory services, asset management, financial planning, and fiduciary services (3) principal transactions, and (4) investment banking revenue from corporate finance fees, merger and acquisition fees, and merchant banking fees. We also earn interest on cash held and dividends received from the equity and fixed income securities held in our corporate capital accounts and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage and clearing costs, and (3) other expenses. Compensation and benefits have both a variable component based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Retail and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the first quarter of 2006, compensation and benefits represented 68% of total expenses and 61% of total revenue, compared to 68% of total expenses and 63% of total revenue during the first quarter of 2005.

Floor brokerage, exchange, and clearance expenses include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business at SMH. SMH clears its transactions through several clearing firms, including Pershing LLC, a member of BNY Securities Group and a subsidiary of The Bank of New York, Goldman Sachs Execution & Clearing, L.P., ADP Clearing & Outsourcing, Inc., and First Clearing Corporation.

Other expenses include (1) occupancy and equipment expenses, such as rent and utility charges for facilities, and (2) communications and data processing expenses, such as third-party systems, data, and software providers.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The May 10, 2005, acquisition of a 51% interest in Edelman is reflected in our operating results from the date of the transaction. The Company expanded its institutional fixed income brokerage operations during the first quarter of 2006 when a 30-person team formerly employed by Advest Group joined the Company. The new division is known as Fixed Income National.

Total revenues were $43.4 million in the first quarter of 2006 compared to $26.3 million for the same quarter in 2005, an increase of $17.1 million, or 65% reflecting the acquisition of Edelman in May 2005, the startup of the Fixed Income National division, and growth in the investment and proprietary trading operations. Total expenses for the first quarter of 2006 increased $15.0 million, or 62% to $39.2 million from $24.2 million in the same quarter of the previous year. Equity in income of limited partnerships increased to $1.8 during the first quarter of 2006 from $1.7 million during the first quarter of 2005. Net income for the three-month period ended March 31, 2006, increased $1.0 million or 56% to $2.8 million from $1.8 million in the same period in 2005. Basic income per share was $0.15 for the three months ended March 31, 2006 compared to $0.10 for the same period in 2005. Diluted income per share was $0.14 for the three months ended March 31, 2006, compared to $0.10 for the same period in 2005.

Commissions revenue increased to $14.8 million in the first quarter of 2006 from $11.4 million for the same period in 2005, primarily as a result of the Edelman acquisition. Principal transactions revenue totaled $6.9 million for the first quarter of 2006 versus $1.9 million in the first quarter of 2005 reflecting growth in our proprietary trading operations and the addition of the Fixed Income National division. Investment banking revenue increased to $10.0 million during the first quarter of 2006 from $6.1 million in the same period of 2005, principally due to an increase in private placement and advisory fees. Revenues from investment advisory and related services fees increased to $8.8 million in the first quarter of 2006 from $5.0 million in the same quarter of 2005 primarily due to the acquisition of Edelman during the second quarter of 2005. Interest and dividend income increased to $1.6 million in the first quarter of 2006 from $1.2 million in the same period last year, due to higher margin interest reflecting an increase in margin balances. Other income increased from $851,000 during the first quarter of 2005 to $1.4 million during the same period in 2006 due to an increase in fees earned on the Company’s cash balance and customer credit balances at its clearing firms resulting from higher deposit balances.

During the three months ended March 31, 2006, employee compensation and benefits increased to $26.5 million from $16.5 million in the same period last year due to more employees and higher revenues during 2006. Floor brokerage, exchange and clearance fees increased to $1.8 million in the first quarter of 2006 from $1.1 million in the same quarter of 2005 reflecting higher clearing and execution costs resulting from the increased trading volume. Communication and data processing costs increased to $2.3 million in 2006 from $1.8 million in the same period last year resulting primarily from increased personnel and additional offices. Occupancy costs totaled $2.6 million during the first quarter of 2006, compared to $2.1 million in the prior year quarter due to expansion of our New York City offices, and the addition of Edelman. Other general and administrative expenses increased to $5.6 million during the first three months of 2006 from $2.8 million in the first quarter of last year mainly due to our growth.

Our effective tax rate was 40.5% for the three months ended March 31, 2006 compared to 40.6% for the three months ended March 31, 2005.

Results by Segment

Asset and Wealth Management

Retail Brokerage
	Three Months Ended March 31,
	2006	2005
	(in thousands)

Revenues	$4,485	$4,651

(Loss) income before income taxes	$(163)	$617

Revenues from retail brokerage declined to $4.5 million from $4.7 million, and income before income taxes declined to a loss of $163,000 from $617,000. Sales credits from investment banking transactions declined to $683,000 from $1.0 million due to a decline in fees earned from the Company’s participation in syndicate transactions. The decline in revenues from investment banking transactions was partially offset by revenues from two new offices. Total expenses increased to $4.6 million from $4.0 million in 2005 primarily due to costs associated with the opening of two new retail offices, and to an increase in legal expenses related to arbitration claims against the Company.

Asset Management

	Three Months Ended March 31,
	2006	2005
	(in thousands)

Revenues	$14,597	$7,042

Income before income taxes	$3,727	$2,281

Revenues from asset management increased to $14.6 million from $7.0 million, and income before taxes increased to $3.7 million from $2.3 million. Commission revenues increased to $3.7 million from $1.4 million, while investment management and related service fees increased to $8.5 million from $4.8 million. The revenue growth is primarily due to the acquisition of Edelman in May 2005. Total expenses rose to $10.9 million from $5.6 million due to the higher revenues. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in this segment’s consolidated financial statements. Income attributable to minority interests, which reduces SMHG’s pretax income, increased to $1.4 million in 2006 from $799,000 in 2005, principally due to increased income from the Company’s ownership of 51% of Edelman. While revenues increased by $7.0 million, or 107%, income before income taxes increased by $1.4 million, or 63%, mainly due to an increase in the percentage of revenues derived from entities that are not wholly owned by SMHG and for which minority interest charges are recorded.

Institutional Services

Institutional Brokerage

	Three Months Ended March 31,
	2006	2005
	(in thousands)

Revenues	$7,145	$5,832

(Loss) income before income taxes	$(155)	$425

Revenues from institutional brokerage increased to $7.1 million from $5.8 million, and income before taxes declined to a loss of $155,000 from $425,000. Commission revenue increased to $4.5 million from $4.2 million, while revenues from principal transactions increased to $1.5 million from $451,000. Both the increase in commissions and principal transactions are due to the startup of the Fixed Income National division during the first quarter of 2006. Total expenses increased to $8.3 million from $5.4 million in 2005 primarily due to the startup of the Fixed Income National division.

Prime Brokerage
	Three Months Ended March 31,
	2006	2005
	(in thousands)

Revenues	$8,147	$4,111

Income before income taxes	$469	$389

Revenues from prime brokerage increased to $8.1 million from $4.1 million, and income before taxes increased to $469,000 from $389,000. Commission revenue increased to $3.8 million from $3.2 million, while principal transaction revenue increased to $3.8 million from $591,000, reflecting growth in proprietary trading activities. Total expenses increased to $7.7 million during the first three months of 2006 from $3.7 million during the first three months of 2005 reflecting increased compensation and other costs related to proprietary trading activities. Compensation and other costs when measured as a percentage of proprietary trading revenues are higher than similar costs associated with other revenue sources.

Investment Banking

	Three Months Ended March 31,
	2006	2005
	(in thousands)

Revenues	$7,052	$3,673

Income before income taxes	$2,608	$1,033

Revenues from investment banking increased to $7.1 million from $3.7 million, and income before taxes increased to $2.6 million, or 37% of revenues, from $1.0 million, or 28% of revenues. The revenue increase is primarily due to increased revenues from private placement transactions and advisory fees during the first quarter of 2006. Total expenses increased to $4.4 million from $2.6 million in 2005 due to higher compensation costs related to the higher revenues and to higher occupancy costs caused by the division’s relocation to larger offices in the New York area. The margin increase from 2005 to 2006 is due primarily to a smaller increase in costs of the business that are not directly related to revenue variances.

Corporate and Other

	Three Months Ended March 31,
	2006	2005
	(in thousands)

Revenues	$2,017	$1,031

Loss before income taxes	$(1,848)	$(1,657)

Revenues from corporate and other increased to $2.0 million from $1.0 million, and the loss before taxes increased to $1.8 million from $1.7 million. Revenues from principal transactions, which consist principally of changes in the values of our investment portfolios, increased to $1.1 million in 2006, from $201,000 in 2005. Portfolio value increases have no related impact on expenses; therefore, the loss before income taxes measured as a percentage of revenues is higher in 2006 than in the prior year.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting mainly of internally generated earnings and liquid assets we currently hold.

  At March 31, 2006, we had approximately $22.1 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented approximately 50% of our total assets at the end of the first quarter.

For the three months ended March 31, 2006, net cash provided by operations totaled $5.3 million versus net cash used in operations of $1.1 million during the first three months of 2005. Accounts payable and accrued liabilities decreased by $4.5 million during the three months ended March 31, 2006, principally due to the payment of accrued compensation during the first quarter of 2006.

Securities owned increased by $103.8 million during the first three months of 2006, while securities sold, not yet purchased increased by $95.7 million and payables to clearing brokers increased by $11.3 million. The increases in securities owned, securities sold, not yet purchased and payables to clearing brokers is primarily due to the trading portfolios of the Fixed Income National division, which began operations during January 2006 and our proprietary trading operations. The Company’s Fixed Income National division and its proprietary trading operations carry both long and short fixed income and equity securities. These trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market. We employ hedging strategies designed to insulate the net value of our trading inventories from fluctuations in the general level of interest rates and equity price variances. We finance a portion of our trading positions through our clearing broker-dealers.

Capital expenditures for the first quarter of 2006 were $2.9 million, mainly for the purchase of furniture, computer equipment and software, as well as for leasehold improvements, necessary for our growth.

At March 31, 2006, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. Salient Trust Co., LTA was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

We are a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations. We believe we have adequately reserved for such litigation matters and that they will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Factors Affecting Forward-Looking Statements

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Acts"). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements, which could affect the demand for the Company's services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of the Company’s trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; and (11) demand for the Company's services. The Company does not undertake to publicly update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

During the three months ended March 31, 2006, there has been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

At March 31, 2006, securities owned by the Company were recorded at a fair value of $179.3 million, including $133.9 million in marketable securities, $35.6 million representing the Company’s investments in limited partnerships and $9.8 million representing other not readily marketable securities.

At March 31, 2006, Salient/PMT had securities available for sale with a fair value of $1.8 million. These securities have an original cost of $1.8 million, and are subject to equity price risk. At March 31, 2006, the unrealized increase in market value totaling $67,000 less tax of $27,000 has been included as a separate component of shareholders’ equity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Many aspects of our business involve substantial risks of liability. In the normal course of business, we have been and in the future may be named as defendant or co-defendant in lawsuits and arbitration proceedings involving primarily claims for damages. We are also involved in a number of regulatory matters arising out of the conduct of our business. There can be no assurance that these matters will not have a material adverse effect on our results of operation in any future period and a significant judgment could have a material adverse impact on our consolidated financial position, results of operations, and cash flows. In addition to claims for damages and monetary sanctions that may be made against us, we incur substantial costs in investigating and defending claims and regulatory matters.

The NASD conducted an inspection of our prime broker and private investment or hedge fund support operations based in our New York office in November 2004. Subsequently,  the NASD opened an investigation and has requested the production of additional documents and materials on ten occasions in 2005 and 2006 with respect to our prime broker and related hedge fund operations and has conducted formal interviews of a number of our employees involved in these operations. The investigation is ongoing. We do not know when the NASD staff will complete its investigation or what, if any, actions the NASD may propose with respect to this matter.

In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the plaintiffs seek substantial or indeterminate damages or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual result in each pending matter will be. Based on currently available information, we have established reserves for certain litigation matters and our management does not believe that resolution of any matter will have a material adverse effect on our liquidity or financial position although, depending on our results for a particular period, an adverse determination could have a material effect on quarterly or annual operating resuits in the period in which it is resolved.

In September 2004, two former customers of Sanders Morris Harris, a mother and her daughter, filed an arbitration claim with the NASD against their broker, Sanders Morris Harris and Lehman Brothers, Inc. alleging that (a) their accounts were improperly invested in unsuitable, speculative securities, (b) their broker churned their accounts, and (c) the branch manager at Sanders Morris Harris failed to properly supervise the accounts. In addition, the daughter alleged that her account was traded without proper authorization. The customers claim aggregate compensatory damages against Sanders Morris Harris in an amount in excess of $1.2 million, as well as damages for emotional distress, punitive damages in the amount of three times compensatory damages, interest, attorney's fees, and costs. Lehman Brothers, Inc., the broker's previous employer, has settled its claims as has the broker, who voluntarily resigned from Sanders Morris Harris and currently works at another firm. An arbitration hearing on the claim commenced on February 6, 2006, and continued through February 17,2006, at which time it was adjourned. The hearing is scheduled to resume on May 30,2006. At the close of the customers' presentation of their case, the hearing panel dismissed their claims for damages for emotional distress and attorney's fees. We have denied liability in this matter and believe that we have meritorious defenses to the customers' claims and intend to vigorously defend such claims.

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

†10.03
Form of Option Agreement pursuant to 1998 Incentive Plan (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30066), and incorporated herein by reference).

†10.04
Form of Restricted Stock Agreement pursuant to 1998 Incentive Plan (Filed as Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30066), and incorporated herein by reference).

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

SANDERS MORRIS HARRIS GROUP INC.

By:	/s/ BEN T. MORRIS

Name: Ben T. Morris Title: Chief Executive Officer

Date: May 9, 2006	By:	/s/ RICK BERRY

Name: Rick Berry Title: Chief Financial Officer