Form 10-Q
period 2006-06-30
SANDERS MORRIS HARRIS GROUP INC
filed 2006-08-09
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006, OR

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
[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]       Accelerated filer [X]      Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [X] No

As of August 4, 2006, the registrant had 19,258,223 outstanding shares of Common Stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheet as of June 30, 2006 (unaudited) and December 31, 2005	2

	Condensed Consolidated Statement of Income for the Three and Six Months
	Ended June 30, 2006 and 2005 (unaudited)	3

	Condensed Consolidated Statement of Shareholders' Equity for the Six
	Months Ended June 30, 2006 (unaudited)	4

	Condensed Consolidated Statement of Cash Flows for the Six Months
	Ended June 30, 2006 and 2005 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 4.	Submission of Matter to a Vote of Security Holders	31

Item 6.	Exhibits	32

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents	$10,670	$14,612
Receivables, net of allowance of $519 and $512, respectively
Broker-dealers	733	753
Customers	10,980	9,537
Related parties	4,658	6,227
Other	4,365	1,815
Deposits with clearing brokers	1,078	1,073
Securities owned	202,053	73,657
Securities available for sale	1,764	1,884
Furniture and equipment, net	11,732	9,673
Other assets and prepaid expenses	2,318	2,050
Goodwill, net	80,009	84,398
Total assets	$330,360	$205,679

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$19,468	$21,881
Borrowings	15,080	10,706
Deferred tax liability, net	1,894	2,408
Securities sold, not yet purchased	96,548	8,168
Payable to clearing broker-dealers	32,780	17
Other liabilities	33	33
Total liabilities	165,803	43,213

Commitments and contingencies

Minority interests	8,911	7,781

Shareholders' equity:
Preferred stock, $.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares
authorized; 19,897,625 and 19,634,260 shares issued, respectively	199	196
Additional paid-in capital	136,448	134,004
Retained earnings	22,426	23,936
Accumulated other comprehensive income	54	30
Treasury stock at cost, 739,402 shares	(3,481)	(3,481)
Total shareholders' equity	155,646	154,685
Total liabilities and shareholders' equity	$330,360	$205,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Commissions	$15,223	$10,085	$30,009	$21,436
Investment banking	12,018	8,088	21,991	14,181
Investment advisory and related services	8,598	8,094	17,380	13,107
Principal transactions	3,771	2,221	10,716	4,071
Interest and dividends	1,974	1,138	3,535	2,320
Other income	1,587	873	2,983	1,724
Total revenues	43,171	30,499	86,614	56,839

Expenses:
Employee compensation and benefits	26,906	17,719	53,426	34,210
Floor brokerage, exchange and clearance fees	1,978	1,124	3,779	2,192
Communications and data processing	2,267	2,230	4,548	3,996
Occupancy	2,914	1,939	5,550	4,011
Interest	717	42	1,106	43
Goodwill impairment charge	4,456	-	4,456	-
Other general and administrative	5,944	3,551	11,549	6,304
Total expenses	45,182	26,605	84,414	50,756

(Loss) income before equity in income of
limited partnerships, minority interests,
and income taxes	(2,011)	3,894	2,200	6,083
Equity in income of limited partnerships	748	706	2,573	2,402
(Loss) income before minority interests and	(1,263)	4,600	4,773	8,485
income taxes
Minority interests in net income of consolidated
companies	(1,624)	(828)	(3,022)	(1,625)
(Loss) income before income taxes	(2,887)	3,772	1,751	6,860

(Benefit) provision for income taxes	(1,184)	1,546	693	2,802
Net (loss) income	$(1,703)	$2,226	$1,058	$4,058

(Loss) earnings per share:
Basic	$(0.09)	$0.12	$0.06	$0.22
Diluted	$(0.09)	$0.12	$0.05	$0.21

Weighted average common shares outstanding:
Basic	19,118,912	18,605,636	19,054,114	18,455,976
Diluted	19,580,799	19,209,037	19,531,875	19,086,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
For the six months ended June 30, 2006
(in thousands, except shares)
(unaudited)

	Amounts		Shares
Common stock
Balance, beginning of period	$196		19,634,260
Stock issued pursuant to employee benefit plan	3		263,365
Balance, end of period	199		19,897,625
Additional paid-in capital
Balance, beginning of period	134,004
Stock issued pursuant to employee benefit plan,
including tax benefit	1,362
Amortization of restricted stock grants	1,067
Collection of receivable for shares issued	15
Balance, end of period	136,448
Retained earnings
Balance, beginning of period	23,936
Dividends ($0.135 per share)	(2,568)
Net income	1,058	1,058
Balance, end of period	22,426	1,058
Accumulated other comprehensive loss
Balance, beginning of period	30
Net change in unrealized appreciation
on securities available for sale	38	38
Income tax expense on change	(14)	(14)
Balance, end of period	54	24
Comprehensive income		1,082
Treasury stock
Balance, beginning of period	(3,481)		(739,402)

Balance, end of period	(3,481)		(739,402)
Total shareholders' equity and common shares outstanding	$155,646		19,158,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2006 and 2005
(in thousands)
(unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,058	$4,058
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized (gain) loss on securities available for sale	(9)	5
Depreciation	1,403	954
Provision for bad debts	214	54
Compensation expense related to amortization of restricted stock grants	1,067	923
Goodwill impairment charge	4,456	-
Deferred income taxes	(528)	(1,096)
Equity in income of limited partnerships	(2,573)	(2,402)
Minority interests in income of consolidated companies	3,022	1,624
Change in receivables	(2,618)	(1,028)
Change in deposits with clearing brokers	(5)	(1,223)
Change in securities owned	(125,823)	6,581
Change in other assets	(268)	106
Change in securities sold, not yet purchased	88,380	(3,382)
Change in payable to clearing broker-dealers	32,763	1,346
Change in other liabilities	-	(34)
Change in accounts payable and accrued liabilities	(2,480)	(6,064)
Net cash (used in) provided by operating activities	(1,941)	422
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,462)	(1,401)
Acquisitions, net of cash acquired of $0 and $421, respectively	-	(16,129)
Purchase of securities available for sale	-	(851)
Proceeds from sales and maturities of securities available for sale	167	71
Net cash used in investing activities	(3,295)	(18,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued	965	1,790
Tax benefit of stock options exercised	400	548
Collection of receivable for shares issued	15	-
Proceeds from borrowings	7,844	10,500
Repayment of borrowings	(3,470)	-
Investments by minority interests	40	41
Distributions to minority interests	(1,932)	(890)
Payments of cash dividends	(2,568)	(1,495)
Net cash provided by financing activities	1,294	10,494
Net decrease in cash and cash equivalents	(3,942)	(7,394)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,612	21,678
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,670	$14,284
Supplemental cash flow information:
Cash paid for income taxes, net	$733	$4,576
Cash paid for interest	388	-
Noncash activities:
Acquisitions and consolidation:
Fixed assets	-	338
Other assets	-	273
Goodwill	68	22,685
Accounts payable and accrued liabilties	(68)	(808)
Minority interest	-	(109)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations
Through its operating subsidiaries Sanders Morris Harris Inc. (“Sanders Morris Harris” or “SMH”), Salient Capital Management, LLC (“Salient”), SMH Capital Advisors, Inc. (“SMCA”), Charlotte Capital, LLC, The Edelman Financial Center, LLC (“Edelman”), and Select Sports Group, Ltd (“SSG”), Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including asset and wealth management (including investment advice and management, financial planning, trust related services, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage, and research). The Company serves a diverse group of institutional, corporate, and individual clients.

The Company merged with and acquired its operating subsidiaries from 1999 through 2005. The acquisitions were accounted for using the purchase method and accordingly, results of an acquired entity are included in the Company’s condensed consolidated financial statements from the date of acquisition. As a result the current period results are not comparable to the prior periods.

Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at June 30, 2006, our results of operations for the three and six months ended June 30, 2006 and 2005, and our cash flows for the six months ended June 30, 2006 and 2005. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Effects of Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment (Revised 2004). SFAS No. 123R established standards for the accounting for transactions in which an entity (1) exchanges its equity instruments for goods or services, or (2) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminated the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R was effective for the Company on January 1, 2006. The Company transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application the Company applies SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. As a result of the adoption of SFAS No. 123R, the Company recognized additional pretax compensation cost of $34,000 in the first six months of 2006 for stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006. Approximately $93,000 remains to be recognized over 1.20 weighted average years. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchase and cancellations of existing awards before and after the adoption of this standard. (See Note 11.)

In June 2005 the Emerging Issues Task Force (EITF) issued EITF No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. In conjunction with EITF No. 04-5, the FASB staff is planning to amend SOP 78-9, Accounting for Investments in Real Estate Ventures to be consistent with EITF No. 04-5. SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EITF No. 04-5, presumes that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. As all of the limited partnerships for which we act as general partner have kick-out or substantive participating rights, the impact that these new accounting standards had on our consolidated financial statements was minimal. The effective date of SOP 78-9-1 and EITF No. 04-5 was January 1, 2006 for existing limited partnerships. EITF 04-5 and SOP 78-9-1 was effective immediately for new and modified limited partnerships.

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The Company is evaluating the impact that the pronouncement will have on its condensed consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2005 condensed consolidated financial statements to conform them to the 2006 presentation. The reclassifications had no effect on retained earnings, results of operations or cash flows as previously reported.

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

On April 1, 2005, the Company sold its Douglas, Noyes division to a third party. The Company retained cash, receivables, and fixed assets, as well as all accounts payable and accrued liabilities associated with Douglas, Noyes. In April 2006 and continuing thereafter, the Company receives a portion of the investment advisory fees earned by Douglas, Noyes. SMHG recorded no gain or loss on the sale of Douglas, Noyes. Douglas, Noyes, based in New York City provides investment management services.

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of June 30, 2006 and December 31, 2005 were as follows:
	June 30, 2006		December 31, 2005
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)

Marketable:
U.S. government and agency	$85,402	$60,846	$4,619	$2,019
Corporate stocks and options	31,364	10,849	18,096	6,149
Corporate bonds	39,788	24,853	7,933	-
	156,554	96,548	30,648	8,168
Not readily marketable:
Partnerships	35,752	-	34,108	-
Corporate stocks and warrants	9,747	-	8,901	-
	$202,053	$96,548	$73,657	$8,168

The increase in securities owned and securities sold, not yet purchased is due primarily to the trading portfolio of the Fixed Income National division, which began operations in January 2006.

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. Not readily marketable securities consist of investments in limited partnerships, equities, options, and warrants. The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners, L.P., Concept Capital, LLC, Select Sports Group, Ltd., Endowment Advisors, L.P., SMH Private Equity Group I, L.P., Salient Enhanced Credit Fund, L.P., Salient Total Return Fund, L.P., and Global Hedged Equity Fund, L.P.

4.	SECURITIES AVAILABLE FOR SALE

Securities available for sale at June 30, 2006 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. Government and agency obligations	$966	$5	$(13)	$958
Corporate bonds	251	-	(1)	250
Marketable equity securities	459	97	-	556
Total	$1,676	$102	(14)	$1,764

The contractual maturities of debt securities available for sale at June 30, 2006, were as follows (in thousands):

Due before 5 years	$986
Due after 25 years through 30 years	$222

Gross realized gains on sales of securities available for sale were $9,000 for the six months ended June 30, 2006 and $6,000 for the six months ended June 30, 2005. Gross realized losses on securities available for sale were $0 for the six months ended June 30, 2006 and $11,000 for the six months ended June 30, 2005.

The Company has pledged securities valued at $275,000 to the bank commissioner of the state of Oklahoma to secure its performance of fiduciary duties for trust activities in that state.

5.	INCOME TAXES

The differences between the effective tax rate reflected in the income tax (benefit) provision from operations and the statutory federal rate were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)

Tax computed using the statutory rate	$(982)	$1,320	$595	$2,401
State income taxes and other	(202)	226	98	401
Total	$(1,184)	$1,546	$693	$2,802

6.	BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. The line of credit expires in May 2007, unless extended. Borrowings under the line of credit bear interest based on LIBOR. The interest rate on the Company’s borrowings ranged from 5.85% to 6.68% during 2006. The credit facility is secured by a pledge of ownership interests in two of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt-to-EDITDA and liquidity to funded debt ratios, as well as minimum assets under management. At June 30, 2006, the Company was in compliance with all covenants. The outstanding balance on the line of credit was $13.0 million at June 30, 2006.

During December 2005, Salient entered into a $2.5 million revolving credit facility with a bank. The line of credit expires in December 2007. Borrowings under the line of credit bear interest based on LIBOR. The interest rate of Salient’s borrowings ranged from 6.03% to 6.99% during 2006. The credit facility is unsecured and not subject to financial covenants; however, SMHG and the principals of Salient guarantee payment. The outstanding balance on the line of credit was $580,000 at June 30, 2006.

During December 2005, Edelman entered into a $1.5 million construction loan agreement with a bank. Proceeds from the loan were used to build out Edelman’s new office facilities. The loan is not subject to financial covenants and is secured by Edelman’s property and other assets and guaranteed by Mr. Edelman and SMHG. Beginning in January 2006 and ending in December 2006, interest will be paid in monthly installments at an interest rate, which is based on prime. The interest rate on Edelman’s borrowings ranged from 6.75% to 7.75% during 2006. Principal and interest payments will be made in equal monthly installments beginning in January 2007 and ending in December 2013. At June 30, 2006, the outstanding balance on the loan was $1.5 million.

7.	COMMITMENTS AND CONTINGENCIES

In April 2004, the Company acquired a 69% interest in Charlotte Capital from a previous investor. Employees of Charlotte Capital retained a 31% ownership interest in the firm. Employees of Charlotte Capital can earn up to an additional 9% ownership interest by achieving specified revenue run rates during the 36-month period beginning January 1, 2006 and ending December 31, 2009. No additional consideration has been earned as of June 30, 2006.

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

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at June 30, 2006.

The NASD conducted an inspection of our prime broker and private investment or hedge fund support operations based in our New York office in the fall of 2004. Subsequent to such inspection the NASD opened an investigation and has requested the production of additional documents and materials on twelve occasions in 2005 and 2006 with respect to our prime broker and related hedge fund operations. The investigation is ongoing. We do not know when the NASD staff will complete its investigation or what, if any, actions the NASD may propose with respect to this matter.

The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to our operations. The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

The Company and its subsidiaries have obligations under operating leases that expire by 2014 with initial noncancelable terms in excess of one year.

8.	(LOSS) EARNINGS PER COMMON SHARE

Basic and diluted (loss) earnings per-share computations for the periods indicated were as follows:
	Three Months Ended June 30,
	2006	2005
	(in thousands, except per share amounts)

Computation of basic and diluted (loss) earnings per
common share:
Net (loss) income	$(1,703)	$2,226
Weighted average common shares outstanding	19,118,912	18,605,636
Common shares issuable under stock option plan	781,335	899,396
Less shares assumed repurchased with proceeds	(319,448)	(295,995)
Weighted average common shares outstanding	19,580,799	19,209,037
Basic (loss) earnings per common share	$(0.09)	$0.12
Diluted (loss) earnings per common share	$(0.09)	$0.12

	Six Months Ended June 30,
	2006	2005
	(in thousands, except per share amounts)

Computation of basic and diluted earnings per
common share:
Net income	$1,058	$4,058
Weighted average common shares outstanding	19,054,114	18,455,976
Common shares issuable under stock option plan	831,335	911,896
Less shares assumed repurchased with proceeds	(353,574)	(281,520)
Weighted average common shares outstanding	19,531,875	19,086,352
Basic earnings per common share	$0.06	$0.22
Diluted earnings per common share	$0.05	$0.21

Outstanding stock options (72,500 for the three months ended June 30, 2006, and 12,500 for the three months ended June 30, 2005; and 22,500 for the six months ended June 30,2006, and zero for the six months ended June 30, 2005) have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

9.	GOODWILL

During the three months ended June 30, 2006, the Company recognized goodwill impairment charges totaling $4.5 million related to its ownership of Charlotte Capital. The principal factor contributing to our decision to record the impairment charge related to the continuing decline of assets under management and to the fact that Charlotte Capital is not profitable at the current level of assets under management. Charlotte Capital’s assets under management have declined from $429 million at December 31, 2004 to $173 million at June 30, 2006, primarily due to portfolio performance that has lagged the benchmark returns for the small and small/mid cap value styles that Charlotte Capital follows. Charlotte Capital provides investment management services to ten institutional investors, the loss of any one of which could have a material adverse impact on Charlotte Capital’s assets under management and, consequently, Charlotte Capital’s revenues and earnings.

10.	BUSINESS SEGMENT INFORMATION

SMHG operates through four business segments: Asset and Wealth Management, which can be further divided into Asset Management and Retail Brokerage; Institutional Services, which can be further divided into Institutional Brokerage and Prime Brokerage; Investment Banking; and Corporate and Other. The business segments are based upon factors such as the services provided and distribution channels served. Certain services are provided to customers through more than one of our business segments.

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

The following summarizes certain financial information of each reportable business segment for the three and six months in the period ended June 30, 2006 and 2005, respectively. SMHG does not analyze asset information in all business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Asset and Wealth Management
Asset management	$14,623	$10,152	$29,220	$17,194
Retail brokerage	5,418	3,378	9,903	8,029
Asset and Wealth Management Total	20,041	13,530	39,123	25,223
Institutional Services
Institutional brokerage	6,275	7,025	13,563	12,857
Prime brokerage	8,021	4,766	16,168	8,877
Institutional Services Total	14,296	11,791	29,731	21,734
Investment banking	8,289	4,276	15,340	7,949
Corporate and other	545	902	2,420	1,933
Total	$43,171	$30,499	$86,614	$56,839

(Loss) income before equity in income of limited
partnerships, minority interest and income taxes:
Asset and Wealth Management
Asset management	$3,835	$2,937	$7,484	$4,351
Retail brokerage	(792)	174	(955)	791
Asset and Wealth Management Total	3,043	3,111	6,529	5,142
Institutional Services
Institutional brokerage	(1,368)	1,214	(1,379)	1,639
Prime brokerage	650	609	1,120	998
Institutional Services Total	(718)	1,823	(259)	2,637
Investment banking	2,939	1,583	5,547	2,616
Corporate and other	(7,275)	(2,623)	(9,617)	(4,312)
Total	$(2,011)	$3,894	$2,200	$6,083

Equity in income of limited partnerships:
Asset and Wealth Management
Asset management	$647	$513	$2,122	$2,179
Retail brokerage	-	-	-	-
Asset and Wealth Management Total	647	513	2,122	2,179
Institutional Services
Institutional brokerage	-	-	-	-
Prime brokerage	-	-	-	-
Institutional Services Total	-	-	-	-
Investment banking	-	-	-	-
Corporate and other	101	193	451	223
Total	$748	$706	$2,573	$2,402

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)

Minority interests in net income of consolidated
companies:
Asset and Wealth Management
Asset management	$(1,624)	$(754)	(3,022)	(1,553)
Retail brokerage	-	-	-	-
Asset and Wealth Management Total	(1,624)	(754)	(3,022)	(1,553)
Institutional Services
Institutional brokerage	-	-	-	-
Prime brokerage	-	-	-	-
Institutional Services Total	-	-	-	-
Investment banking	-	-	-	-
Corporate and other	-	(74)	-	(72)
Total	$(1,624)	$(828)	$(3,022)	$(1,625)

(Loss) income before income taxes:
Asset and Wealth Management
Asset management	$2,858	$2,696	$6,584	$4,977
Retail brokerage	(792)	174	(955)	791
Asset and Wealth Management Total	2,066	2,870	5,629	5,768
Institutional Services
Institutional brokerage	(1,368)	1,214	(1,379)	1,639
Prime brokerage	650	609	1,120	998
Institutional Services Total	(718)	1,823	(259)	2,637
Investment banking	2,939	1,583	5,547	2,616
Corporate and other	(7,174)	(2,504)	(9,166)	(4,161)
Total	$(2,887)	$3,772	$1,751	$6,860

11.	ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (Revised 2004), which requires the Company to recognize the cost of all stock-based compensation in its consolidated financial statements. The Company’s equity-classified awards are measured at grant-date fair value and are not subsequently remeasured. The valuation of equity instruments underlying stock-based compensation, and the period during which the expense is recognized is based on assumptions related to stock volatility, interest rates, vesting terms, and dividend yields. Changes in these assumptions, including forfeiture rates, could have significant impacts on the expense recognized. The Company recognized additional pretax compensation expense of $67,000 during the second quarter of 2006, and $85,000 for the six months ended June 30, 2006 as a result of the adoption of SFAS No. 123R, which includes compensation expense relating to stock-based compensation awards outstanding as of December 31, 2005 and grants made subsequent to December 31, 2005.

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and six months ended in June 30, 2005.
	Three Months	Six Months
	(in thousands, except per share amounts)
Net income as reported	$2,226	$4,058
Deduct: Total stock based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(58)	(117)
Pro forma income	$2,168	$3,941

Earnings per share
Basic-as reported	$0.12	$0.22
Basic-pro forma	$0.12	$0.21

Diluted-as reported	$0.12	$0.21
Diluted-pro forma	$0.11	$0.21

Under its 1998 Incentive Plan, as amended, (the Incentive Plan), the Company has reserved 25% of the outstanding common stock of the Company, or 4,000,000 shares of common stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan. The Company had 1,224,801 shares of common stock available for grant under the Incentive Plan at June 30, 2006.

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

During the six months ended June 30, 2006, 111,436 options were exercised for which the Company received proceeds of $590,000. During the six months ended June 30, 2005, 137,132 options were exercised for which the Company received proceeds of $721,000.

As a result of the adoption of SFAS No. 123R, the Company recognized additional pretax compensation cost of $34,000 in the first six months of 2006 for stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006. Approximately $93,000 remains to be recognized over 1.20 weighted average years. During the six months ended June 30, 2006, 50,000 options were granted with a weighted average fair value of $183,000.

The intrinsic value of stock options exercised totaled $1.1 million during the six months ended June 30, 2006 and $1.6 million for the six months ended June 30, 2005.

The following table sets forth pertinent information regarding stock option transactions for the six months ended June 30, 2006.

		Weighted
	Number	Average
	of Shares	Exercise Price

Oustanding at January 1, 2006	915,271	$6.42
Granted	50,000	15.34
Exercised	(111,436)	5.29
Outstanding at June 30, 2006	853,835	$7.09

Options exercisable at December 31, 2005	850,271	$5.98
Options exercisable at June 30, 2006	785,085	$6.44

Options available for grant at December 31, 2005	1,360,889
Options available for grant at June 30, 2006	1,224,801

The following table summarizes information related to stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
	Number	Wgtd. Avg.		Number	Wgtd. Avg.
Range of	Outstanding	Remaining	Wgtd. Avg.	Exercisable at	Remaining	Wgtd. Avg.
Exercise Prices	at 6/30/2006	Contr. Life	Exercise Price	at 6/30/2006	Contr. Life	Exercise Price
$4.44-$6.04	623,835	3.53	$4.83	623,835	3.53	$4.83
$7.91-$10.00	25,000	6.63	8.16	25,000	6.63	8.16
$12.02-$17.20	205,000	8.46	13.85	136,250	8.16	13.51
$4.44-$17.20	853,835	4.81	7.09	785,085	4.43	6.44

The aggregate intrinsic value of options outstanding at June 30, 2006, was $6.8 million. The aggregate intrinsic value of options exercisable at June 30, 2006, was $6.8 million.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2006	2005
Estimated life in years	10.00	10.00
Interest rate	4.88%	4.05% - 4.21%
Volatility	19.51%	22.23% - 26.58%
Dividend yield	1.23%	1.05% - 1.17%

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

Employees deferred compensation of $375,000 during the six months ended June 30, 2006, and $50,000 during the six months ended June 30, 2005, that was used to purchase restricted common stock. The Company recognized compensation expense of $1.1 million during the six months ended June 30, 2006, and $923,000 during the six months ended June 30, 2005, related to its restricted common stock plan.

The following table summarizes certain information related to restricted common stock grants at June 30, 2006:

		Weighted
	Number of	Average
	Shares	Grant Date Fair Value

Nonvested at January 1, 2006	380,632	$13.58

Nonvested at June 30, 2006	426,963	$13.47

For the six months ended June 30, 2006:

Granted	151,929	$15.45

Vested	105,598	$12.56

Forfeited	-	-

During the six months ended June 30, 2006, the Company granted 151,929 restricted common shares with a weighted average grant date fair value of $15.45. During the six months ended June 30, 2005, the Company granted 89,414 restricted common shares with a weighted average grant date fair value of $16.23. During the six months ended June 30, 2006, 105,598 restricted common shares vested with a weighted average grant date fair value of $12.56. During the six months ended June 30, 2005, 180,203 restricted common shares vested with a weighted average grant date fair value of $9.00. At June 30, 2006, total unrecognized compensation cost, net of estimated forfeitures related to nonvested restricted stock totaled $4.0 million and is expected to be recognized over the next 57 months.

12.	RELATED PARTIES

The Company had receivables from related parties totaling $4.7 million at June 30, 2006, primarily consisting of $3.5 million of notes receivable from employees and consultants, and $512,000 of management fees receivable from the limited partnerships managed by the Company.

13.	SUBSEQUENT EVENT

The Company recorded pretax operating losses of $3.1 million during the first six months of 2006, primarily due to a lack of revenues, and as a result, made the decision to close and closed most of the fixed income activities in the division known as Fixed Income National during the third quarter of 2006. The Company will exit the mortgage-backed, agency, and high-grade corporate bond businesses in New York City, but will continue the high-yield and syndicate activities. The assets and liabilities of the business consist primarily of marketable securities owned and securities sold, not yet purchased, with values at June 30, 2006 of $114.1 million and $84.9 million, respectively. The securities will be liquidated in an orderly fashion during the third quarter of 2006. We do not anticipate material losses associated with the liquidation of the securities. The Company may incur employee termination and other costs of closure that will be recorded in its consolidated financial statements during the third quarter of 2006 or thereafter. We are evaluating the impact that this exit activity will have on our consolidated financial statements. The condensed consolidated financials of the Company as of June 30, 2006, do not reflect any expense or liability associated with this exit activity. The division was started during the first quarter of 2006 when a 30-person team formerly employed by Advest Group joined the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and their related notes.

Overview

Sanders Morris Harris Group (the “Company” or “SMHG”) is a holding company that, through its subsidiaries and affiliates, provides asset and wealth management, investment banking, and institutional services to a large and diversified group of clients and customers, including individuals, corporations, and financial institutions. A summary of these services follows:

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage and clearing costs, and (3) other expenses. Compensation and benefits have both a variable component based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Retail and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the second quarter of 2006, compensation and benefits represented 60% of total expenses and 62% of total revenue, compared to 67% of total expenses and 58% of total revenue during the second quarter of 2005. During the first six months of 2006, compensation and benefits represented 63% of total expenses and 62% of total revenues compared to 67% of total expenses and 60% of total revenues for the same period in 2005.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The May 10, 2005, acquisition of a 51% interest in Edelman is reflected in our operating results from the date of the transaction. The Company expanded its institutional fixed income brokerage operations during the first quarter of 2006 when a 30-person team formerly employed by Advest Group joined the Company. The new division is known as Fixed Income National.

Total revenues were $43.2 million in the second quarter of 2006 compared to $30.5 million for the same quarter in 2005, an increase of $12.7 million, or 42% reflecting the acquisition of Edelman in May 2005, and growth in investment banking and proprietary trading operations. Total expenses for the second quarter of 2006 increased $18.6 million, or 70% to $45.2 million from $26.6 million in the same quarter of the previous year. The Company recorded a goodwill impairment charge in the amount of $4.5 million during 2006 associated with its Charlotte Capital division. Net income attributable to minority interest increased to $1.6 million during the second quarter of 2006 from $828,000 during the same period in 2005, primarily due to the acquisition of Edelman. The net loss for the three-month period ended June 30, 2006, totaled $1.7 million, compared to net income of $2.2 million in the same period in 2005. Basic and diluted loss per share was $0.09 for the three months ended June 30, 2006, compared to net income per share of $0.12 for the same period in 2005.

Commissions revenue increased to $15.2 million in the second quarter of 2006 from $10.1 million for the same period in 2005, primarily as a result of the Edelman acquisition. Investment banking revenue increased to $12.0 million during the second quarter of 2006 from $8.1 million in the same period of 2005, principally due to an increase in private placement and advisory fees. Revenues from investment advisory and related services fees increased to $8.6 million in the second quarter of 2006 from $8.1 million in the same quarter of 2005 primarily due to the acquisition of Edelman during the second quarter of 2005. Principal transactions revenue totaled $3.8 million for the second quarter of 2006 versus $2.2 million in the second quarter of 2005 reflecting growth in our proprietary trading operations. Interest and dividend income increased to $2.0 million in the second quarter of 2006 from $1.1 million in the same period last year, due to higher margin interest reflecting an increase in margin balances. Other income increased from $873,000 during the second quarter of 2005 to $1.6 million during the same period in 2006 due to an increase in fees earned on the Company’s cash balance and customer credit balances at its clearing firms resulting from higher deposit balances.

During the three months ended June 30, 2006, employee compensation and benefits increased to $26.9 million from $17.7 million in the same period last year due to more employees and higher revenues during 2006. Floor brokerage, exchange and clearance fees increased to $2.0 million in the second quarter of 2006 from $1.1 million in the same quarter of 2005 reflecting higher clearing and execution costs resulting from the increased trading volume. Occupancy costs totaled $2.9 million during the second quarter of 2006, compared to $1.9 million in the prior year quarter due to expansion of our New York City offices, the addition of two new retail offices, and the addition of Edelman. The Company recorded a goodwill impairment charge in the amount of $4.5 million during 2006 associated with its Charlotte Capital division. Other general and administrative expenses increased to $5.9 million during the second quarter of 2006 from $3.6 million in the second quarter of last year mainly due to our growth and to legal costs associated with the settlement of customer claims during the 2006 quarter.

Our effective tax rate was 41% for the three months ended June 30, 2006 and for the three months ended June 30, 2005.

Results by Segment

Asset and Wealth Management

Asset Management

	Three Months Ended June 30,
	2006	2005
	(in thousands)

Revenues	$14,623	$10,152

Income before income taxes	$2,858	$2,696

Revenues from asset management increased to $14.6 million from $10.2 million, and income before taxes increased to $2.9 million from $2.7 million. Commission revenues increased to $4.1 million from $906,000, while investment management and related service fees increased to $8.2 million from $7.8 million. Other income increased from $390,000 to $1.1 million, primarily due to an increase in insurance commissions. The revenue growth is primarily due to the acquisition of Edelman in May 2005. Total expenses rose to $10.9 million from $7.2 million due to the higher revenues. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in this segment’s consolidated financial statements. Income attributable to minority interests, which reduces SMHG’s pretax income, increased to $1.6 million in 2006 from $754,000 in 2005, principally due to increased income from the Company’s ownership of 51% of Edelman. While revenues increased by $4.5 million, or 44%, income before income taxes increased by $200,000, or 6%, mainly due to an increase in the percentage of revenues derived from entities that are not wholly owned by SMHG and for which minority interest charges are recorded.

Retail Brokerage

	Three Months Ended June 30,
	2006	2005
	(in thousands)

Revenues	$5,418	$3,378

(Loss) income before income taxes	$(792)	$174

Revenues from retail brokerage increased to $5.4 million from $3.4 million, and income before income taxes declined to a loss of $792,000 from a profit of $174,000. Commission revenue increased to $2.9 million from $1.9 million due primarily to the addition of two new retail offices. Sales credits from investment banking transactions increased to $1.5 million from $639,000 due to an increase in fees earned from private placement transactions. Total expenses increased to $6.2 million from $3.2 million in 2005 primarily due to costs associated with the opening of two new retail offices, and to an increase in legal expenses related to arbitration claims against the Company.

Institutional Services

Institutional Brokerage

	Three Months Ended June 30,
	2006	2005
	(in thousands)

Revenues	$6,275	$7,025

(Loss) income before income taxes	$(1,368)	$1,214

Revenues from institutional brokerage declined to $6.3 million from $7.0 million, and income before taxes declined to a loss of $1.4 million from income of $1.2 million. Sales credits from investment banking transactions declined to $1.2 million from $2.1 million due primarily to a decrease in fees earned from the Company’s participation in syndicate transactions. Total expenses increased to $7.6 million from $5.8 million in 2005 primarily due to the startup of the Fixed Income National division during the first quarter of 2006.

Prime Brokerage

	Three Months Ended June 30,
	2006	2005
	(in thousands)

Revenues	$8,021	$4,766

Income before income taxes	$650	$609

Revenues from prime brokerage increased to $8.0 million from $4.8 million, and income before taxes increased to $650,000 from $609,000. Commission revenue increased to $4.5 million from $3.5 million, while principal transaction revenue increased to $2.8 million from $975,000, reflecting growth in proprietary trading activities. Total expenses increased to $7.4 million during 2006 from $4.2 million during the second quarter of 2005 reflecting increased compensation and other costs related to proprietary trading activities. Compensation and other costs when measured as a percentage of proprietary trading revenues are higher than similar costs associated with other revenue sources.

Investment Banking

	Three Months Ended June 30,
	2006	2005
	(in thousands)

Revenues	$8,289	$4,276

Income before income taxes	$2,939	$1,583

Revenues from investment banking increased to $8.3 million from $4.3 million, and income before taxes increased to $2.9 million from $1.6 million. The revenue increase is primarily due to increased revenues from private placement transactions and advisory fees during 2006. Total expenses increased to $5.4 million from $2.7 million in 2005 due to higher compensation costs related to the higher revenues and to higher occupancy costs caused by the division’s relocation to larger offices in the New York area.

Corporate and Other

	Three Months Ended June 30,
	2006	2005
	(in thousands)

Revenues	$545	$902

Loss before income taxes	$(7,174)	$(2,504)

Revenues from corporate and other declined to $545,000 from $902,000, and the loss before taxes increased to $7.2 million from $2.5 million. The Company recorded a goodwill impairment charge in the amount of $4.5 million during 2006 associated with its Charlotte Capital division.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Total revenues were $86.6 million in the first six months of 2006 compared to $56.8 million for the same period in 2005, an increase of $29.8 million, or 52% reflecting the acquisition of Edelman in May 2005, and growth in the investment banking and proprietary trading operations. Total expenses for the first half of 2006 increased $33.6 million, or 66% to $84.4 million from $50.8 million in the same period of the previous year. The Company recorded a goodwill impairment charge in the amount of $4.5 million during 2006 associated with its Charlotte Capital division. Income attributable to minority interests increased to $3.0 million from $1.6 million during the first half of 2005, primarily due to the acquisition of Edelman. Net income for the six-month period ended June 30, 2006, declined $3.0 million or 74% to $1.1 million from $4.1 million in the same period in 2005. Basic income per share was $0.06 for the six months ended June 30, 2006 compared to $0.22 for the same period in 2005. Diluted income per share was $0.05 for the six months ended June 30, 2006, compared to $0.21 for the same period in 2005.

Commissions revenue increased to $30.0 million in the first six months of 2006 from $21.4 million for the same period in 2005, primarily as a result of the Edelman acquisition. Investment banking revenue increased to $22.0 million during the first six months of 2006 from $14.2 million in the same period of 2005, principally due to an increase in private placement and advisory fees. Revenues from investment advisory and related services fees increased to $17.4 million in the first six months of 2006 from $13.1 million in the same period of 2005 primarily due to the acquisition of Edelman during the first six months of 2005. Principal transactions revenue totaled $10.7 million for the first six months of 2006 versus $4.1 million in the first six months of 2005 reflecting growth in our proprietary trading operations and the addition of the Fixed Income National division. Interest and dividend income increased to $3.5 million in the first six months of 2006 from $2.3 million in the same period last year, due to higher margin interest reflecting an increase in margin balances. Other income increased from $1.7 million during the first six months of 2005 to $3.0 million during the same period in 2006 due to an increase in fees earned on the Company’s cash balance and customer credit balances at its clearing firms resulting from higher deposit balances.

During the six months ended June 30, 2006, employee compensation and benefits increased to $53.4 million from $34.2 million in the same period last year due to more employees and higher revenues during 2006. Floor brokerage, exchange and clearance fees increased to $3.8 million in the first six months of 2006 from $2.2 million in the same period of 2005 reflecting higher clearing and execution costs resulting from the increased trading volume. Communication and data processing costs increased to $4.5 million in 2006 from $4.0 million in the same period last year resulting primarily from increased personnel and additional offices. Occupancy costs totaled $5.6 million during the first six months of 2006, compared to $4.0 million in the prior year quarter due to expansion of our New York City offices, and the addition of Edelman. Interest expense totaled $1.1 million during the first half of 2006 compared to $43,000 during the same period in 2005, due to the addition of three credit facilities during 2005. The Company recorded a goodwill impairment charge in the amount of $4.5 million during 2006 associated with its Charlotte Capital division. Other general and administrative expenses increased to $11.5 million during the first six months of 2006 from $6.3 million in the first six months of last year mainly due to our growth.

Our effective tax rate was 40% for the six months ended June 30, 2006 compared to 41% for the six months ended June 30, 2005.

Results by Segment

Asset and Wealth Management

Asset Management

	Six Months Ended June 30,
	2006	2005
	(in thousands)

Revenues	$29,220	$17,194

Income before income taxes	$6,584	$4,977

Revenues from asset management increased to $29.2 million from $17.2 million, and income before taxes increased to $6.6 million from $5.0 million. Commission revenues increased to $7.8 million from $2.3 million, while investment management and related service fees increased to $16.7 million from $12.5 million. Other income increased from $502,000 during 2005 to $1.9 million in 2006, primarily due to an increase in insurance commissions. The revenue growth is primarily due to the acquisition of Edelman in May 2005. Total expenses rose to $21.7 million from $12.8 million due to the higher revenues. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in this segment’s consolidated financial statements. Income attributable to minority interests, which reduces SMHG’s pretax income, increased to $3.0 million in 2006 from $1.6 million in 2005, principally due to increased income from the Company’s ownership of 51% of Edelman. While revenues increased by $12.0 million, or 70%, income before income taxes increased by $1.6 million, or 32%, mainly due to an increase in the percentage of revenues derived from entities that are not wholly owned by SMHG and for which minority interest charges are recorded.

Retail Brokerage

	Six Months Ended June 30,
	2006	2005
	(in thousands)

Revenues	$9,903	$8,029

(Loss) income before income taxes	$(955)	$791

Revenues from retail brokerage increased to $9.9 million from $8.0 million, and income before income taxes declined to a loss of $955,000 from income of $791,000. Commission revenues increased to $5.5 million from $4.4 million due primarily to two new offices. Sales credits from investment banking transactions increased to $2.2 million from $1.7 million due to an increase in fees earned from the Company’s participation in syndicate transactions. Total expenses increased to $10.9 million from $7.2 million in 2005 primarily due to costs associated with the opening of two new retail offices, and to an increase in legal expenses related to arbitration claims against the Company.

Institutional Services

Institutional Brokerage

	Six Months Ended June 30,
	2006	2005
	(in thousands)

Revenues	$13,563	$12,857

(Loss) income before income taxes	$(1,379)	$1,639

Revenues from institutional brokerage increased to $13.6 million from $12.9 million, and income before taxes declined to a loss of $1.4 million from income of $1.6 million. Commission revenue increased to $8.3 million from $8.0 million, while revenues from principal transactions increased to $2.5 million from $1.5 million. Both the increase in commissions and principal transactions are due to the startup of the Fixed Income National division during the first quarter of 2006. Sales credits from investment banking transactions declined to $2.1 million from $3.2 million due to a reduction in fees earned from syndicate transactions. Total expenses increased to $16.9 million from $12.6 million in 2005 primarily due to the startup of the Fixed Income National division.

Prime Brokerage

	Six Months Ended June 30,
	2006	2005
	(in thousands)

Revenues	$16,168	$8,877

Income before income taxes	$1,120	$998

Revenues from prime brokerage increased to $16.2 million from $8.9 million, and income before taxes increased to $1.1 million from $998,000. Commission revenue increased to $8.3 million from $6.7 million, while principal transaction revenue increased to $6.6 million from $1.6 million, reflecting growth in proprietary trading activities. Interest income increased from $457,000 to $1.1 million reflecting higher earnings from the financing of the proprietary trading accounts. Total expenses increased to $15.0 million during the first six months of 2006 from $7.9 million during the first six months of 2005 reflecting increased compensation and other costs related to proprietary trading activities. Compensation and other costs when measured as a percentage of proprietary trading revenues are higher than similar costs associated with other revenue sources.

Investment Banking

	Six Months Ended June 30,
	2006	2005
	(in thousands)

Revenues	$15,340	$7,949

Income before income taxes	$5,547	$2,616

Revenues from investment banking increased to $15.3 million from $7.9 million, and income before taxes increased to $5.5 million from $2.6 million. The revenue increase is primarily due to increased revenues from private placement transactions and advisory fees during 2006. Total expenses increased to $9.8 million from $5.3 million in 2005 due to higher compensation costs related to the higher revenues and to higher occupancy costs caused by the division’s relocation to larger offices in the New York area.

Corporate and Other

	Six Months Ended June 30,
	2005	2005
	(in thousands)

Revenues	$2,420	$1,933

Loss before income taxes	$(9,166)	$(4,161)

Revenues from corporate and other increased to $2.4 million from $1.9 million, and the loss before taxes increased to $9.2 million from $4.2 million. The revenue increase is due primarily to realized and unrealized gains in our merchant banking portfolio. The Company recorded a goodwill impairment charge in the amount of $4.5 million during 2006 related to its Charlotte Capital division.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting mainly of internally generated earnings and liquid assets we currently hold.

  At June 30, 2006, we had approximately $10.7 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented approximately 52% of our total assets at the end of the second quarter.

For the six months ended June 30, 2006, net cash used in operations totaled $1.9 million versus net cash provided by operations of $422,000 during the first six months of 2005. Accounts payable and accrued liabilities decreased by $2.5 million during the six months ended June 30, 2006, principally due to the payment of accrued compensation during the first quarter of 2006.

Securities owned increased by $125.8 million, net of equity in income of limited partnerships of $2.6 million, during the first six months of 2006, while securities sold, not yet purchased increased by $88.4 million and payables to clearing brokers increased by $32.8 million. The increases in securities owned, securities sold, not yet purchased and payables to clearing brokers is primarily due to the trading portfolios of the Fixed Income National division, which began operations during January 2006, and our proprietary trading operations. The Company’s Fixed Income National division and its proprietary trading operations carry both long and short fixed income and equity securities. These trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market. We employ hedging strategies designed to insulate the net value of our trading inventories from fluctuations in the general level of interest rates and equity price variances. We finance a portion of our trading positions through our clearing broker-dealers.

Capital expenditures for the first half quarter of 2006 were $3.5 million, mainly for the purchase of furniture, computer equipment and software, as well as for leasehold improvements, necessary for our growth.

At June 30, 2006, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. Salient Trust Co., LTA was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

During the six months ended June 30, 2006, there has been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

At June 30, 2006, securities owned by the Company were recorded at a fair value of $202.1 million, including $156.6 million in marketable securities, $35.8 million representing the Company’s investments in limited partnerships and $9.7 million representing other not readily marketable securities.

At June 30, 2006, Salient had securities available for sale with a fair value of $1.8 million. These securities have an original cost of $1.7 million, and are subject to equity price risk. At June 30, 2006, the unrealized increase in market value totaling $88,000 less tax of $34,000 has been included as a separate component of shareholders’ equity.

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

The NASD conducted an inspection of our prime broker and private investment or hedge fund support operations based in our New York office in November 2004. Subsequently, the NASD opened an investigation and has requested the production of additional documents and materials on twelve occasions in 2005 and 2006 with respect to our prime broker and related hedge fund operations and has conducted formal interviews of a number of our employees involved in these operations. The investigation is ongoing. We do not know when the NASD staff will complete its investigation or what, if any, actions the NASD may propose with respect to this matter.

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

During the second quarter all pending customer arbitration proceedings involving Sanders Morris Harris were decided or settled. Sanders Morris Harris paid aggregate damage awards, settlement payments, and legal expenses and costs of approximately $880,000 in connection with these matters. While Sanders Morris Harris currently does not have any pending customer complaints, in the normal course of business it has been and in the future may be named as a defendant or co-defendant in lawsuits and customer arbitration proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

On May 8, 2006, the Company held its annual meeting of shareholders to vote for election of directors to the Company’s Board of Directors. Each nominee was elected and the results of the votes were as follows:

	Number of	Number of	Number of
	Shares	Shares	Broker
	Voted For	Withheld	Non-Votes

George L. Ball	17,155,829	214,789	-
Richard E. Bean	17,165,179	205,439	-
Robert M. Collie	15,333,577	2,037,041	-
Charles W. Duncan III	17,185,087	185,531	-
Robert E. Garrison II	17,195,729	174,889	-
Titus H. Harris, Jr.	17,195,300	175,318	-
Gerald H. Hunsicker	17,221,411	149,207	-
Scott McClelland	17,220,911	149,707	-
Ben T. Morris	17,195,729	174,889	-
Dr. Albert W. Niemi, Jr.	17,201,503	169,115	-
Nolan Ryan	14,066,534	3,304,084	-
Don A. Sanders	17,175,094	195,524	-
W. Blair Waltrip	17,149,404	221,214	-
Dan S. Wilford	17,220,911	149,707	-

Item 6. Exhibits

Exhibit
Number	Description

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

*10.10	Agreement and Amendment to Credit Agreement dated as of May 8, 2006, between Sanders Morris Harris Group Inc. and JPMorgan Chase Bank, National Association.
*10.11	Agreement and Amendment to Credit Agreement dated as of February 27, 2006, between Sanders Morris Harris Group, Inc. and JPMorgan Chase Bank, National Association.
*31.1	Rule 13a-14(a)/15d - 14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d - 14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________
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
Date: August 8, 2006