Form 10-Q
period 2006-09-30
SANDERS MORRIS HARRIS GROUP INC
filed 2006-11-09
CIK 1071341

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006, OR

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
☐ Yes ☒ No

As of November 3, 2006, the registrant had 24,282,185 outstanding shares of Common Stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents	$19,530	$17,475
Receivables, net of allowance of $231 and $512, respectively
Broker-dealers	58,972	753
Customers	12,770	9,537
Related parties	5,093	6,227
Other	1,473	1,815
Deposits with clearing brokers	1,081	1,073
Securities owned	85,926	73,657
Securities available for sale	1,494	1,884
Furniture and equipment, net	11,539	9,673
Other assets and prepaid expenses	2,055	2,050
Goodwill, net	84,773	84,398
Total assets	$284,706	$208,542

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$21,578	$21,881
Borrowings	15,355	10,706
Deferred tax liability, net	457	2,408
Securities sold, not yet purchased	17,791	8,168
Consideration payable	2,382	—
Payable to clearing broker-dealers	1,112	2,880
Net liabilities of discontinued operations	225	33
Total liabilities	58,900	46,076

Commitments and contingencies

Minority interests	9,239	7,781

Shareholders' equity:
Preferred stock, $.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares
authorized; 25,021,325 and 19,634,260 shares issued, respectively	250	196
Common stock committed, 190,431 shares	2,382	—
Additional paid-in capital	195,251	134,004
Retained earnings	22,124	23,936
Accumulated other comprehensive income	41	30
Treasury stock at cost, 739,402 shares	(3,481)	(3,481)
Total shareholders' equity	216,567	154,685
Total liabilities and shareholders' equity	$284,706	$208,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Commissions	$12,868	$11,827	$42,869	$33,264
Investment banking	11,608	8,322	33,597	22,503
Investment advisory and related services	11,064	9,225	28,444	22,332
Principal transactions	3,284	3,099	13,662	7,169
Interest and dividends	1,467	1,118	4,514	3,438
Other income	1,413	820	4,396	2,544
Total revenues	41,704	34,411	127,482	91,250

Expenses:
Employee compensation and benefits	26,370	19,834	78,433	54,045
Floor brokerage, exchange and clearance fees	1,723	1,276	5,471	3,468
Communications and data processing	2,024	1,836	6,260	5,831
Occupancy	2,858	2,206	8,407	6,218
Interest	291	223	804	265
Goodwill impairment charge	—	—	4,456	—
Other general and administrative	5,760	4,250	17,147	10,554
Total expenses	39,026	29,625	120,978	80,381

Income from continuing operations before equity in
(loss) income of limited partnerships, minority
interests and income taxes	2,678	4,786	6,504	10,869
Equity in (loss) income of limited partnerships	(1,671)	4,168	902	6,569
Income from continuing operations before minority	1,007	8,954	7,406	17,438
interests and income taxes
Minority interests in net income of consolidated
companies	(558)	(2,814)	(3,580)	(4,438)
Income from continuing operations before income taxes	449	6,140	3,826	13,000

Provision for income taxes	200	2,484	1,501	5,285
Income from continuing operations	249	3,656	2,325	7,715
Loss from discontined operations, net of tax	(547)	—	(1,565)	—
Net (loss) income	$(298)	$3,656	$760	$7,715

Basic (loss) earnings per share:
From continuing operations	$0.01	$0.19	$0.12	$0.42
From discontinued operations	$(0.03)	$—	$(0.08)	$-
Net (loss) earnings per share	$(0.02)	$0.19	$0.04	$0.42

Diluted (loss) earnings per share:
From continuing operations	$0.01	$0.19	$0.12	$0.40
From discontinued operations	$(0.03)	$—	$(0.08)	$—
Net (loss) earnings per share	$(0.02)	$0.19	$0.04	$0.40

Weighted average common shares outstanding:
Basic	19,561,310	18,845,323	19,225,038	18,587,184
Diluted	19,993,844	19,401,206	19,688,017	19,192,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
For the nine months ended September 30, 2006
(in thousands, except shares)
(unaudited)

	Amounts		Shares
Common stock
Balance, beginning of period	$196		19,634,260
Sale of stock	50		5,000,000
Stock issued pursuant to employee benefit plan	4		387,065
Balance, end of period	250		25,021,325
Common stock committed
Balance, beginning of period	—
Committed for acquisition	2,382		190,431
Balance, end of period	2,382		190,431
Additional paid-in capital
Balance, beginning of period	134,004
Sale of stock	57,897
Stock issued pursuant to employee benefit plan,
including tax benefit	1,583
Amortization of restricted stock grants	1,752
Collection of receivable for shares issued	15
Balance, end of period	195,251
Retained earnings
Balance, beginning of period	23,936
Dividends ($0.135 per share)	(2,572)
Net income	760	760
Balance, end of period	22,124	760
Accumulated other comprehensive income
Balance, beginning of period	30
Net change in unrealized appreciation
on securities available for sale	17	17
Income tax expense on change in unrealized
appreciation on securities available for sale	(6)	(6)
Balance, end of period	41	11
Comprehensive income		771
Treasury stock
Balance, beginning of period	(3,481)		(739,402)
Balance, end of period	(3,481)		(739,402)
Total shareholders' equity and common shares outstanding	$216,567		24,472,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2006 and 2005
(in thousands)
(unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$760	$7,715
Adjustments to reconcile net income to net cash provided by
operating activities:
Realized gain on securities available for sale	(11)	(2)
Depreciation	2,135	1,511
Provision for bad debts	360	163
Compensation expense related to amortization of restricted stock grants	1,752	1,466
Goodwill impairment charge	4,456	—
Deferred income taxes	(1,957)	402
Equity in income of limited partnerships	(902)	(6,569)
Minority interests in income of consolidated companies	3,580	4,438
Change in receivables	(1,792)	(1,572)
Change in deposits with clearing brokers	(8)	(731)
Change in securities owned	(11,367)	(994)
Change in other assets and prepaid expenses	(505)	212
Change in accounts payable and accrued liabilities	(467)	(3,924)
Change in securities sold, not yet purchased	9,623	834
Change in payable to clearing broker-dealers	(1,768)	9
Change in net liabilities of discontinued operations	192	(34)
Net cash provided by operating activities	4,081	2,924
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,001)	(1,876)
Acquisitions, net of cash acquired of $0 and $421, respectively	—	(16,106)
Purchase of securities available for sale	—	(1,132)
Proceeds from sales and maturities of securities available for sale	418	268
Net cash used in investing activities	(3,583)	(18,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued pursuant to employee benefit plan	1,163	2,102
Tax benefit of stock options exercised	424	568
Collection of receivable for shares issued	15	—
Proceeds from borrowings	8,119	10,500
Repayment of borrowings	(3,470)	—
Investments by minority interests	47	41
Distributions to minority interests	(2,169)	(1,083)
Payments of cash dividends	(2,572)	(2,342)
Net cash provided by financing activities	1,557	9,786
Net increase (decrease) in cash and cash equivalents	2,055	(6,136)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,475	21,678
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,530	$15,542

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

During the third quarter of 2006, the Company made the decision to close and closed most of the activities of the division known as Fixed Income National, which began operations during the first quarter of 2006. Fixed Income National provided fixed income brokerage services to institutional clients. The operating results of that portion of Fixed Income National that was closed have been recorded as discontinued operations and are not included in the segment discussions. The operating results of the portion of the division that was not discontinued is included in the Institutional Services segment.

Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at September 30, 2006, our results of operations for the three and nine months ended September 30, 2006 and 2005, and our cash flows for the nine months ended September 30, 2006 and 2005. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Effects of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment (Revised 2004). SFAS No. 123R established standards for the accounting for transactions in which an entity (1) exchanges its equity instruments for goods or services, or (2) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminated the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R was effective for the Company on January 1, 2006. The Company transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application the Company applies SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. As a result of the adoption of SFAS No. 123R, the Company recognized additional pretax compensation cost of $50,000 in the first nine months of 2006 for stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006. Approximately $71,000 remains to be recognized over 1.01 weighted average years. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchase and cancellations of existing awards before and after the adoption of this standard. (See Note 11.)

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 is effective for the Company for its annual financial statement for the year ended December 31, 2006. We are currently evaluating the potential impacts of adopting SAB 108.

Sale of Stock

On September 29, 2006, the Company closed a secondary public offering of 5,000,000 shares of its common stock, resulting in proceeds of $58.4 million, net of underwriting discounts and other expenses. The Company received the proceeds in October 2006 and used $13.2 million to repay the outstanding balance including accrued interest on one of its revolving credit facilities. The remaining amount was invested in a money market fund. The proceeds are recorded as a receivable from broker-dealers at September 30, 2006.

Reclassifications

Certain reclassifications have been made to the 2005 condensed consolidated financial statements to conform them to the 2006 presentation. The reclassifications had no effect on retained earnings, results of operations or cash flows as previously reported.

2.	ACQUISITIONS AND DISPOSITION

On May 10, 2005, the Company acquired a 51% interest in The Edelman Financial Center, LLC, one of the leading financial planning firms in the country. The Company will acquire the remaining 49% of Edelman over four years. Edelman, based in Fairfax, Virginia, manages over $2.7 billion in assets. At the initial closing, SMHG bought 51% of the outstanding membership units of Edelman (“the First Tranche Units”). The Company paid $20.0 million, in a combination of cash and shares of the Company’s common stock for the First Tranche Units and is required to pay additional consideration of approximately $4.8 million in a combination of cash and shares of the Company’s common stock based on the profitability of Edelman for the year ended September 30, 2006. The additional consideration, of which approximately $2.4 million will be in cash, and the Company’s common stock with a value of approximately $2.4 million, is scheduled to be paid during the three months ended December 31, 2006.

  In May 2008, the Company will purchase an additional 25% membership interest in Edelman. The Company will pay an amount equal to 25% of a multiple of between 8 and 11 times Edelman’s pretax income for the fiscal year ending December 31, 2007 (the “Second Tranche Consideration”). The multiple will be determined based upon the compound annual growth rate of Edelman’s pretax income for the period beginning January 1, 2007 and ending December 31, 2007 over the pretax income for the period beginning January 1, 2005 and ending December 31, 2005. The Second Tranche Consideration will be paid in a combination of cash and the Company’s common stock.

In May 2009, the Company will purchase all of the remaining issued and outstanding membership interests of Edelman. The Company will pay an amount equal to 24% of a multiple of between 8 and 11 times Edelman’s pretax income for the fiscal year ending December 31, 2008 (the “Third Tranche Consideration”). The multiple will be determined based upon the compound annual growth rate of Edelman’s pretax income for the period beginning January 1, 2008 and ending December 31, 2008 over the pretax income for the period beginning January 1, 2005 and ending December 31, 2005. The Third Tranche Consideration will also be paid in a combination of cash and the Company’s common stock.

The aggregate issuances of common stock may never exceed 20% of the total number of shares of the Company’s common stock issued and outstanding on the initial closing date. The shares of common stock issued were not registered in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

The acquisition was accounted for as a purchase, and accordingly, the financial information of Edelman has been included in the Company’s consolidated financial statements from May 10, 2005. Consideration of

$24.8 million exceeded the fair market value of identifiable net tangible assets by approximately $25.0 million, which has been recorded as goodwill.

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

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006		December 31, 2005
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)		(in thousands)
	(unaudited)

Marketable:
U.S. government and agency	$1,223	$20	$4,619	$2,019
Corporate stocks and options	33,152	17,730	18,096	6,149
Corporate bonds	8,624	41	7,933	—
	42,999	17,791	30,648	8,168
Not readily marketable:
Partnerships	35,002	—	34,108	—
Corporate stocks and warrants	7,925	—	8,901	—
	$85,926	$17,791	$73,657	$8,168

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. Not readily marketable securities consist of investments in limited partnerships, equities, options, and warrants. The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Tactical Opportunities High Yield Fund, L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners, L.P., Concept Capital, LLC, Select Sports Group, Ltd., Endowment Advisors, L.P., SMH Private Equity Group I, L.P., SMH Private Equity Group II, L.P., Salient Enhanced Credit Fund, L.P., Salient Total Return Fund, L.P., and Global Hedged Equity Fund, L.P.

4.	SECURITIES AVAILABLE FOR SALE

Securities available for sale at September 30, 2006 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. Government and agency obligations	$718	$4	$(8)	$714
Corporate bonds	250	—	—	250
Marketable equity securities	459	90	(19)	530
Total	$1,427	$94	$(27)	$1,494

The contractual maturities of debt securities available for sale at September 30, 2006, were as follows (in thousands):

Due before 5 years	$742
Due after 25 years through 30 years	$221

Gross realized gains on sales of securities available for sale were $12,000 for the nine months ended September 30, 2006 and $21,000 for the nine months ended September 30, 2005. Gross realized losses on securities available for sale were $1,000 for the nine months ended September 30, 2006 and $19,000 for the nine months ended September 30, 2005.

5.	INCOME TAXES

The differences between the effective tax rate reflected in the income tax provision from continuing operations and the statutory federal rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)

Tax computed using the statutory rate	$153	$2,149	$1,301	$4,550
State income taxes and other	47	335	200	735
Total	$200	$2,484	$1,501	$5,285

6.	BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. The line of credit expires in May 2007, unless extended. Borrowings under the line of credit bear interest based on LIBOR. The interest rate on the Company’s borrowings ranged from 5.85% to 6.97% during 2006. The credit facility is secured by a pledge of ownership interests in two of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt-to-EDITDA and liquidity to funded debt ratios, as well as minimum assets under management. At September 30, 2006, the Company was not in compliance with its debt-to-EBITDA covenant. The Company has received a waiver from the bank dated effective September 30, 2006, and was in full compliance with the credit agreement as of October 4, 2006. The outstanding balance on the line of credit was $13.0 million at September 30, 2006, but was paid in full on October 4, 2006.

During December 2005, Salient entered into a $2.5 million revolving credit facility with a bank. The line of credit expires in December 2007. Borrowings under the line of credit bear interest based on LIBOR. The interest rate of Salient’s borrowings ranged from 6.03% to 7.05% during 2006. The credit facility is unsecured and not subject to financial covenants; however, SMHG and the principals of Salient guarantee payment. The outstanding balance on the line of credit was $ 855,000 at September 30, 2006.

During December 2005, Edelman entered into a $1.5 million construction loan agreement with a bank. Proceeds from the loan were used to build out Edelman’s new office facilities. The loan is not subject to financial covenants and is secured by Edelman’s property and other assets and guaranteed by Mr. Edelman and SMHG. Beginning in January 2006 and ending in December 2006, interest will be paid in monthly installments at an interest rate, which is based on prime. The interest rate on Edelman’s borrowings ranged from 6.75% to 7.75% during 2006. Principal and interest payments will be made in equal monthly installments beginning in January 2007 and ending in December 2013. At September 30, 2006, the outstanding balance on the loan was $1.5 million.

7.	COMMITMENTS AND CONTINGENCIES

In April 2004, the Company acquired a 69% interest in Charlotte Capital from a previous investor. Employees of Charlotte Capital retained a 31% ownership interest in the firm. Employees of Charlotte Capital can earn up to an additional 9% ownership interest by achieving specified revenue run rates during the 36-month period beginning January 1, 2006 and ending December 31, 2009. No additional consideration has been earned as of September 30, 2006.

The Company is required to pay approximately $2.4 million in cash and is obligated to grant shares of its common stock to the minority shareholder of Edelman Financial Center based on the profitability of Edelman for the year ended September 30, 2006. The number of shares to be granted will be equal to approximately $2.4 million divided by the average of the high and low sales prices multiplied by the daily trading volume on each of the ten trading days immediately preceding the date of delivery of the shares to the minority shareholder of Edelman. Those shares are scheduled to be issued prior to December 31, 2006.

The Company has issued letters of credit in the amounts of $1.0 million, $199,000, $144,000, and $92,000 to the owners of four of the offices that we lease to secure payment of our lease obligations for those facilities. The Company has issued a letter of credit in the amount of $100,000 to secure the payment of the deductible portion of the Company’s workers compensation insurance policy.

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

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at September 30, 2006.

The NASD initially conducted an inspection of our prime brokerage and private investment or hedge fund support operations based in our New York office in November 2004. Subsequent to such inspection, the NASD opened an investigation and requested the production of additional documents and materials on twelve occasions in 2005 and 2006 with respect to our prime brokerage and related hedge fund operations and has conducted formal interviews of a number of our employees involved in these operations. On August 16, 2006, Sanders Morris Harris received a “Wells letter” notification from the NASD, which states that the staff of the NASD has made a preliminary determination to recommend that disciplinary action be brought against Sanders Morris Harris and four of its employees based on alleged violations of certain conduct rules of the NASD, including NASD Conduct Rule 2110 relating to the alleged improper payment of soft dollar commissions to a fund manager and relating to the alleged improper sharing of commissions by two employees contrary to a written contract with an investment adviser and representations to the investors in one private investment partnership; NASD Conduct Rule 2210 relating to the content of hedge fund advertising materials; SEC Rule 17a-4 and NASD Conduct Rules 2210 and 3110 relating to the retention of certain email, instant messages, and advertising materials; NASD Conduct Rules 1031 and 2110 relating to the activities of an unregistered employee; and NASD Conduct Rules 2110 and 3010 relating to the written supervisory procedures of Sanders Morris Harris for its hedge fund and prime brokerage operations. Under the Wells procedure, Sanders Morris Harris has an opportunity to respond to the NASD before any action is taken against it. Sanders Morris Harris submitted its response to the NASD on October 11, 2006. There is no assurance that a prompt resolution can be reached or that the ultimate impact on the Company will not be material. Discussions have commenced between the staff of the NASD and our legal counsel with respect to the alleged violations.

We are aware that a company for which Sanders Morris Harris acted as placement agent in a private placement of convertible preferred shares in June 2005 has experienced a significant decline in its net sales, a significant increase in its net loss, and currently has negative working capital. While the company has obtained financing to meet its short-term working capital requirements, there is no assurance that it will be able to sustain its business. We have received written and oral communications from a number of the purchasers of securities in the offering expressing their dissatisfaction and indicating that they may seek legal recourse with respect to the offering. No litigation has been filed at this time. While we believe Sanders Morris Harris has valid defenses to any claims and is entitled to indemnification and contribution provisions of the placement agent agreement, the costs of defending any litigation filed naming Sanders Morris Harris could be significant and an adverse determination could have a material effect on quarterly or annual operating results in the period in which it is resolved. Two managing directors of Sanders Morris Harris served as directors of the company from June 2005 to June 2006.

The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to its operations. The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

The Company and its subsidiaries have obligations under operating leases with initial noncancelable terms in excess of one year that expire by 2014.

8.	(LOSS) EARNINGS PER COMMON SHARE

Basic and diluted (loss) earnings per share computations for the periods indicated were as follows:

	Three Months Ended September 30,
	2006	2005
	(in thousands, except per share amounts)

Computation of basic and diluted (loss) earnings per common share:
Income from continuing operations	$249	$3,656
Loss from discontinued operations, net of tax	(547)	—
Net (loss) income	$(298)	$3,656
Weighted average common shares outstanding	19,370,879	18,845,323
Weighted average common shares committed	190,431	—
Total basic shares outstanding	19,561,310	18,845,323
Common shares issuable under stock option plan	773,335	894,771
Less shares assumed repurchased with proceeds	(340,801)	(338,888)
Weighted average common shares outstanding	19,993,844	19,401,206
Basic (loss) earnings per share:
From continuing operations	$0.01	$0.19
From discontinued operations	$(0.03)	$—
Net (loss) earnings per share	$(0.02)	$0.19
Diluted (loss) earnings per share:
From continuing operations	$0.01	$0.19
From discontinued operations	$(0.03)	$—
Net (loss) earnings per share	$(0.02)	$0.19

	Nine Months Ended September 30,
	2006	2005
	(in thousands, except per share amounts)

Computation of basic and diluted earnings per common share:
Income from continuing operations	$2,325	$7,715
Loss from discontinued operations, net of tax	(1,565)	—
Net income	$760	$7,715
Weighted average common shares outstanding	19,160,863	18,587,184
Weighted average common shares committed	64,175	—
Total basic shares outstanding	19,225,038	18,587,184
Common shares issuable under stock option plan	873,335	904,771
Less shares assumed repurchased with proceeds	(410,356)	(299,470)
Weighted average common shares outstanding	19,688,017	19,192,485
Basic earnings (loss) per share:
From continuing operations	$0.12	$0.42
From discontinued operations	$(0.08)	$—
Net earnings (loss) per share	$0.04	$0.42
Diluted earnings (loss) per share:
From continuing operations	$0.12	$0.40
From discontinued operations	$(0.08)	$—
Net earnings (loss) per share	$0.04	$0.40

Outstanding stock options (172,500 for the three months ended September 30, 2006, and 22,500 for the three months ended September 30, 2005; and 72,500 for the nine months ended September 30, 2006, and 12,500 for the nine months ended September 30, 2005) have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

9.	GOODWILL

During the three months ended September 30, 2006, the Company recorded goodwill of $4.8 million representing additional consideration to be paid to the minority shareholder of Edelman Financial Center based on the profitability of Edelman for the year ended September 30, 2006.

During the nine months ended September 30, 2006, the Company recognized goodwill impairment charges totaling $4.5 million related to its ownership of Charlotte Capital. The principal factor contributing to our decision to record the impairment charge related to the continuing decline of assets under management and to the fact that Charlotte Capital is not profitable at the current level of assets under management. Charlotte Capital’s assets under management have declined from $429 million at December 31, 2004 to $170 million at September 30, 2006, primarily due to portfolio performance that has lagged the benchmark returns for the small and small/mid cap value styles that Charlotte Capital follows. Charlotte Capital provides investment management services to ten institutional investors, the loss of any one of which could have a material adverse impact on Charlotte Capital’s assets under management and, consequently, Charlotte Capital’s revenues and earnings.

10.	SUBSEQUENT EVENT

On October 30, 2006, Charlotte Capital made the decision to terminate its existing advisory agreements and wind up its business. The assets and liabilities of the business consist primarily of accounts receivable from customers and obligations incurred in the normal course of business. We do not anticipate material losses associated with the closure of the business. The condensed consolidated financials of the Company as of September 30, 2006, do not reflect any expense or liability associated with this exit activity.

11.	BUSINESS SEGMENT INFORMATION

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

During the third quarter of 2006, the Company made the decision to close and closed most of the activities of the division known as Fixed Income National, which began operations during the first quarter of 2006. Fixed Income National provided fixed income brokerage services to institutional clients. The operating results of that portion of Fixed Income National that was closed have been recorded as discontinued operations and are not included in the segment discussions. The operating results of the portion of the division that was not discontinued is included in the Institutional Services segment.

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

The following summarizes certain financial information of each reportable business segment for the Three and Nine Months in the period ended September 30, 2006 and 2005, respectively. SMHG does not analyze asset information in all business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Asset and Wealth Management
Asset Management	$15,693	$12,340	$44,912	$29,534
Retail Brokerage	3,965	3,765	13,868	11,794
Asset and Wealth Management Total	19,658	16,105	58,780	41,328
Institutional Services
Institutional Brokerage	5,196	6,547	17,922	19,404
Prime Brokerage	9,036	4,978	25,204	13,855
Institutional Services Total	14,232	11,525	43,126	33,259
Investment Banking	8,634	5,465	23,975	13,414
Corporate and Other	(820)	1,316	1,601	3,249
Total	$41,704	$34,411	$127,482	$91,250
Income (loss) from continuing operations before equity in
(loss) income of limited partnerships, minority interest
and income taxes:
Asset and Wealth Management
Asset Management	$4,801	$3,396	$12,285	$7,747
Retail Brokerage	(16)	136	(971)	927
Asset and Wealth Management Total	4,785	3,532	11,314	8,674
Institutional Services
Institutional Brokerage	(102)	966	147	2,605
Prime Brokerage	269	390	1,389	1,388
Institutional Services Total	167	1,356	1,536	3,993
Investment Banking	3,018	2,140	8,566	4,756
Corporate and Other	(5,292)	(2,242)	(14,912)	(6,554)
Total	$2,678	$4,786	$6,504	$10,869
Equity in (loss) income of limited partnerships:
Asset and Wealth Management
Asset Management	$(1,727)	$3,459	$395	$5,637
Retail Brokerage	—	—	—	—
Asset and Wealth Management Total	(1,727)	3,459	395	5,637
Institutional Services
Institutional Brokerage	—	—	—	—
Prime Brokerage	—	—	—	—
Institutional Services Total	—	—	—	—
Investment Banking	—	—	—	—
Corporate and Other	56	709	507	932
Total	$(1,671)	$4,168	$902	$6,569

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Minority interests in net income of consolidated
companies:
Asset and Wealth Management
Asset Management	$(558)	$(2,698)	(3,580)	(4,251)
Retail Brokerage	—	—	—	—
Asset and Wealth Management Total	(558)	(2,698)	(3,580)	(4,251)
Institutional Services
Institutional Brokerage	—	—	—	—
Prime Brokerage	—	—	—	—
Institutional Services Total	—	—	—	—
Investment Banking	—	—	—	—
Corporate and Other	—	(116)		(187)
Total	$(558)	$(2,814)	$(3,580)	$(4,438)
Income (loss) from continuing operations before income taxes:
Asset and Wealth Management
Asset Management	$2,516	$4,157	$9,100	$9,134
Retail Brokerage	(16)	136	(971)	927
Asset and Wealth Management Total	2,500	4,293	8,129	10,061
Institutional Services
Institutional Brokerage	(102)	966	147	2,605
Prime Brokerage	269	390	1,389	1,388
Institutional Services Total	167	1,356	1,536	3,993
Investment Banking	3,018	2,140	8,566	4,756
Corporate and Other	(5,236)	(1,649)	(14,405)	(5,810)
Total	$449	$6,140	$3,826	$13,000

12.	ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (Revised 2004), which requires the Company to recognize the cost of all stock-based compensation in its consolidated financial statements. The Company’s equity-classified awards are measured at grant-date fair value and are not subsequently remeasured. The valuation of equity instruments underlying stock-based compensation, and the period during which the expense is recognized is based on assumptions related to stock volatility, interest rates, vesting terms, and dividend yields. Changes in these assumptions, including forfeiture rates, could have significant impacts on the expense recognized. The Company recognized additional pretax compensation expense of $128,000 during the third quarter of 2006, and $213,000 for the nine months ended September 30, 2006 as a result of the adoption of SFAS No. 123R, which includes compensation expense relating to stock-based compensation awards outstanding as of December 31, 2005 and grants made subsequent to December 31, 2005.

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and nine months ended in September 30, 2005.

	Three Months	Nine Months
	(in thousands, except per share amounts)
Net income as reported	$3,656	$7,715
Deduct: Total stock based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(27)	(114)
Pro forma income	$3,629	$7,601

Earnings per share:
Basic-as reported	$0.19	$0.42
Basic-pro forma	$0.19	$0.41

Diluted-as reported	$0.19	$0.40
Diluted-pro forma	$0.19	$0.40

Under its 1998 Incentive Plan, as amended, (the Incentive Plan), the Company has reserved 25% of the outstanding common stock of the Company, or 4,000,000 shares of common stock, whichever is greater, for the purpose of issuing incentive awards under the Incentive Plan. The Company had 2,290,026 shares of common stock available for grant under the Incentive Plan at September 30, 2006.

The Company has two types of stock-based compensation awards: (1) stock options, and (2) restricted common stock.

Stock Options

The Incentive Plan provides for the issuance to eligible employees of, among other things, incentive and non-qualified stock options that may expire up to 10 years from the date of grant. The outstanding options vest over one to five year service periods and have an exercise price equal to the closing price of the Company’s stock on the date of the grant. Unvested options on the date of termination of employment are forfeited within 90 days of termination. Typically, new shares are issued upon the exercise of stock options.

During the nine months ended September 30, 2006, 119,436 options were exercised for which the Company received proceeds of $627,000. During the nine months ended September 30, 2005, 141,757 options were exercised for which the Company received proceeds of $742,000.

As a result of the adoption of SFAS No. 123R, the Company recognized additional pretax compensation cost of $50,000 in the first nine months of 2006 for stock-based compensation awards outstanding as of December 31, 2005, for which the requisite service was not fully rendered prior to January 1, 2006. Approximately $71,000 remains to be recognized over 1.01 weighted average years. During the nine months ended September 30, 2006, 150,000 options were granted with a weighted average fair value of $547,000.

The intrinsic value of stock options exercised totaled $1.2 million during the nine months ended September 30, 2006 and $1.6 million for the nine months ended September 30, 2005.

The following table sets forth pertinent information regarding stock option transactions for the nine months ended September 30, 2006.

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2006	915,271	$6.42
Granted	150,000	15.19
Exercised	(119,436)	5.20
Outstanding at September 30, 2006	945,835	$5.11

Options exercisable at December 31, 2005	850,271	$5.98
Options exercisable at September 30, 2006	804,585	$6.76

Options available for grant at December 31, 2005	1,360,889
Options available for grant at September 30, 2006	2,290,026

The following table summarizes information related to stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
	Number	Wgtd. Avg.		Number	Wgtd. Avg.
Range of	Outstanding	Remaining	Wgtd. Avg.	Exercisable	Remaining	Wgtd. Avg.
Exercise Prices	at 9/30/2006	Contr. Life	Exercise Price	at 9/30/2006	Contr. Life	Exercise Price
$4.44-$6.04	615,835	3.28	$4.83	615,835	3.28	$4.83
$7.91-$10.00	25,000	6.38	8.16	25,000	6.38	8.16
$12.02-$17.20	305,000	8.71	14.27	163,750	8.20	13.80
$4.44-$17.20	945,835	5.11	7.96	804,585	4.38	6.76

The aggregate intrinsic value of options outstanding at September 30, 2006, was $4.3 million. The aggregate intrinsic value of options exercisable at September 30, 2006, was $4.6 million.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2006	2005

Estimated life in years	10.00	10.00
Interest rate	4.878% - 5.093%	4.049% - 4.210%
Volatility	19.24% - 19.51%	22.23% - 26.58%
Dividend yield	1.23% - 1.24%	1.05% - 1.17%

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

Employees deferred compensation of $536,000 during the nine months ended September 30, 2006, and $306,000 during the nine months ended September 30, 2005, that was used to purchase restricted common stock. The Company recognized compensation expense of $1.8 million during the nine months ended September 30, 2006, and $1.5 million during the nine months ended September 30, 2005, related to its restricted common stock plan.

The following table summarizes certain information related to restricted common stock grants at September 30, 2006:

		Weighted
	Number of	Average
	Shares	Grant Date Fair Value

Nonvested at January 1, 2006	378,059	$13.60

Nonvested at September 30, 2006	525,450	$14.55

For the nine months ended September 30, 2006:
Granted	268,840	$15.14
Vested	120,436	$12.87
Forfeited	1,211	—

During the nine months ended September 30, 2006, the Company granted 268,840 restricted common shares with a weighted average grant date fair value of $15.14. During the nine months ended September 30, 2005, the Company granted 123,496 restricted common shares with a weighted average grant date fair value of $16.59. During the nine months ended September 30, 2006, 120,436 restricted common shares vested with a weighted average grant date fair value of $12.87. During the nine months ended September 30, 2005, 189,361 restricted common shares vested with a weighted average grant date fair value of $9.01. At September 30, 2006, total unrecognized compensation cost, net of estimated forfeitures related to nonvested restricted stock totaled $5.0 million and is expected to be recognized over the next 58 months.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
	(unaudited)

Cash paid for income taxes, net	$606	$5,807
Cash paid for interest	631	193
Noncash activities:
Acquisitions and consolidation:
Fixed assets	—	338
Other assets	—	250
Goodwill	4,831	22,676
Accounts payable and accrued liabilties	(67)	(811)
Minority interest	—	(97)
Commitment to issue common stock	(2,382)	—
Sale of stock:
Receivable from broker-dealers	58,544	—
Common stock	(50)	—
Additional paid in capital	(57,897)	—
Other assets	(500)	—
Accounts payable	(97)	—
Consideration payable	(2,382)	—

14.	RELATED PARTIES

The Company had receivables from related parties totaling $5.1 million at September 30, 2006, primarily consisting of $3.6 million of notes receivable from employees and consultants representing, primarily loans made to induce the employees and consultants to affiliate with the Company.

15.	DISCONTINUED OPERATIONS

During the third quarter of 2006, the Company made the decision to close and closed most of the activities in the division known as Fixed Income National. The Company exited the mortgage-backed, agency, and high-grade corporate bond businesses in New York City, but will continue the high-yield and syndicate activities. In conjunction with the discontinuance of certain activities of the Fixed Income National division, during the nine months ended September 30, 2006 the Company recorded a loss of $1.6 million, net of tax, for operating losses, and for costs related to the exit of the business including compensation commitments, abandoned leases, and other expenses.

A summary of selected financial information of discontinued operations for the three and nine months ended September 30, 2006 is as follows (in thousands):

	Three	Nine
	Months	Months
Operating activities:
Revenues	$1	$837
Expenses	685	3,147
Loss from discontinued operations before income taxes	684	2,310
Benefit for income taxes	257	865
Net loss from operations, net of tax	(427)	(1,445)
Costs related to exit of business, net of tax	(120)	(120)
Loss from discontinued operations, net of tax	$(547)	$(1,565)

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage and clearing costs, and (3) other expenses. Compensation and benefits have both a variable component based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Retail and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the third quarter of 2006, compensation and benefits represented 68% of total expenses and 63% of total revenue, compared to 67% of total expenses and 58% of total revenue during the third quarter of 2005. During the first nine months of 2006, compensation and benefits represented 65% of total expenses and 62% of total revenues compared to 67% of total expenses and 59% of total revenues for the same period in 2005. Compensation and benefits expense, total expenses, and total revenues included in the above calculations do not include discontinued operations.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The Company expanded its institutional fixed income brokerage operations during the first quarter of 2006 when a team formerly employed by Advest Group joined the Company. The new division is known as Fixed Income National. During the third quarter of 2006 most of the division was closed and the Company recorded a loss from discontinued operations.

Total revenues were $41.7 million in the third quarter of 2006 compared to $34.4 million for the same quarter in 2005, an increase of $7.3 million, or 21% reflecting the conversion of customer accounts to fee-based from commission-based at Edelman, and growth in investment banking and proprietary trading operations. Total expenses for the third quarter of 2006 increased $9.4 million, or 32% to $39.0 million from $29.6 million in the same quarter of the previous year as the result of increased employee compensation and benefits tied to the increase in revenue and changes in connection with the closure of the Fixed Income National division. Equity in income of limited partnerships declined to a loss of $1.7 million in 2006 from income of $4.2 million in 2005, reflecting the negative impact that the decline in values of energy related securities had on the value of the investment portfolios of the limited partnerships that we manage. Net income attributable to minority interest declined to $558,000 during the third quarter of 2006 from $2.8 million during the same period in 2005, primarily due to the decline in value of the investment portfolios of the limited partnerships that we account for using the equity method. The income from continuing operations for the three-month period ended September 30, 2006, totaled $249,000, compared to $3.7 million in the same period in 2005 resulting from the decline in the values of the investment portfolios, and increased compensation costs. Basic and diluted loss per share was $0.02 for the three months ended September 30, 2006, compared to income of $0.19 for the same period in 2005.

Commissions revenue increased to $12.9 million in the third quarter of 2006 from $11.8 million for the same period in 2005, primarily as a result of growth in our proprietary trading operations. Investment banking revenue increased to $11.6 million during the third quarter of 2006 from $8.3 million in the same period of 2005, principally due to an increase in advisory fees. Revenues from investment advisory and related services fees increased to $11.1 million in the third quarter of 2006 from $9.2 million in the same quarter of 2005 primarily due to the conversion of customer accounts to fee-based from commission-based at Edelman. Principal transactions revenue totaled $3.3 million for the third quarter of 2006 versus $3.1 million in the third quarter of 2005 reflecting growth in our proprietary trading operations. Interest and dividend income increased to $1.5 million in the third quarter of 2006 from $1.1 million in the same period last year, due to higher margin interest reflecting an increase in margin balances and due to higher earnings from the financing of proprietary trading accounts. Other income increased from $820,000 during the third quarter of 2005 to $1.4 million during the same period in 2006 due to an increase in fees earned on the Company’s cash balance and customer credit balances at its clearing firms resulting from higher deposit balances.

During the three months ended September 30, 2006, employee compensation and benefits increased to $26.4 million from $19.8 million in the same period last year due to more employees and higher revenues during 2006. Floor brokerage, exchange and clearance fees increased to $1.7 million in the third quarter of 2006 from $1.3 million in the same quarter of 2005 reflecting higher clearing and execution costs resulting from the increased trading volume in our proprietary trading operations. Occupancy costs totaled $2.9 million during the third quarter of 2006, compared to $2.2 million in the prior year quarter due to expansion of our New York City offices and the addition of two new retail offices. Other general and administrative expenses increased to $5.8 million during the third quarter of 2006 from $4.3 million in the third quarter of last year mainly due to our growth.

Our effective tax rate from continuing operations was 44.5% for the three months ended September 30, 2006 and 40.5% for the three months ended September 30, 2005. The impact of the nondeductibility of permanent tax differences on a reduced level of taxable income caused the effective tax rate in 2006 to exceed that of 2005.

During the three months ended September 30, 2006, the Company recorded a loss from discontinued operations in the amount of $547,000, net of tax, or $0.03 per basic and diluted share related to its decision to close most of the activities in the division known as Fixed Income National. The loss includes operating losses during the third quarter, as well as accruals for compensation commitments, abandoned leases, and other expenses that will be paid in subsequent periods.

RESULTS BY SEGMENT

During the third quarter of 2006, the Company made the decision to close and closed most of the activities of the division known as Fixed Income National, which began operations during the first quarter of 2006. Fixed Income National provided fixed income brokerage services to institutional clients. The operating results of that portion of Fixed Income National that was closed have been recorded as discontinued operations and are not included in the segment discussions. The operating results of the portion of the division that was not discontinued is included in the Institutional Services segment.

Asset and Wealth Management

Asset Management

	Three Months Ended September 30,
	2006	2005
	(in thousands)

Revenues	$15,693	$12,340

Income before income taxes	$2,516	$4,157

Revenues from asset management increased to $15.7 million from $12.3 million, and income before income taxes decreased to $2.5 million from $4.2 million. Commission revenues increased to $3.2 million from $1.7 million, while investment management and related service fees increased to $10.6 million from $9.0 million. The revenue growth is primarily due to the conversion of customer accounts to fee-based from commission-based in our Edelman division. After deducting the costs of mutual fund expenses, Edelman retains a larger portion of the client service fee under a fee-based arrangement than a commission-based arrangement. Total expenses rose to $10.9 million from $9.0 million due to the higher revenues. Equity in income of limited partnerships declined to a loss of $1.7 million in 2006 from income of $3.5 million in 2005, reflecting the negative impact that the decline in values of energy related securities had on the value of the investment portfolios of the limited partnerships that we manage. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in this segment’s consolidated financial statements. Income attributable to minority interests, which reduces SMHG’s pretax income, declined to $558,000 million in 2006 from $2.7 million in 2005, principally due to the decline in value of the investment portfolios of the limited partnerships that we account for using the equity method.

Retail Brokerage

	Three Months Ended September 30,
	2006	2005
	(in thousands)

Revenues	$3,965	$3,765

(Loss) income before income taxes	$(16)	$136

Revenues from retail brokerage increased to $4.0 million from $3.8 million, and income before income taxes declined to a loss of $16,000 from a profit of $136,000. While revenues increased modestly, expenses increased slightly more resulting in a small loss in the 2006 period.

Institutional Services

Institutional Brokerage

	Three Months Ended September 30,
	2006	2005
	(in thousands)

Revenues	$5,196	$6,547

(Loss) income before income taxes	$(102)	$966

Revenues from institutional brokerage declined to $5.2 million from $6.5 million, and income before income taxes declined to a loss of $102,000 from income of $966,000. Commission revenue declined from $4.2 million to $2.7 million reflecting a decline in both the number of shares traded in our institutional equity division and the commission revenue per share traded. These declines are largely the result of the growth in electronic trading strategy execution software that replaces, in some cases, the role of traditional traders. Principal revenue declined from $1.2 million to $634,000 due to a reduction in the volume of fixed income trading activity. These declines were partially offset by an increase of approximately $900,000 in sales credits from syndicate and investment banking activities, reflecting a higher volume of shares allocated to the institutional division. Total expenses declined to $5.3 million from $5.6 million in 2005 primarily due to the startup of the Fixed Income National division during the first quarter of 2006.

Prime Brokerage

	Three Months Ended September 30,
	2006	2005
	(in thousands)

Revenues	$9,036	$4,978

Income before income taxes	$269	$390

Revenues from prime brokerage increased to $9.0 million from $5.0 million, while income before income taxes declined to $269,000 from $390,000. Commission revenue increased to $4.8 million from $3.6 million, while principal transaction revenue increased to $3.6 million from $1.2 million, reflecting growth in proprietary trading activities. Total expenses increased to $8.8 million during 2006 from $4.6 million during the third quarter of 2005 reflecting increased compensation and other costs related to proprietary trading activities. Compensation and other costs when measured as a percentage of proprietary trading revenues are higher than similar costs associated with other revenue sources.

Investment Banking

	Three Months Ended September 30,
	2006	2005
	(in thousands)

Revenues	$8,634	$5,465

Income before income taxes	$3,018	$2,140

Revenues from investment banking increased to $8.6 million from $5.5 million, and income before income taxes increased to $3.0 million from $2.1 million. The revenue increase is primarily due to increased revenues from advisory fees during 2006. Total expenses increased to $5.6 million from $3.3 million in 2005 due to higher compensation costs related to the higher revenues and to higher occupancy costs caused by the division’s relocation to larger offices in the New York area.

Corporate and Other

	Three Months Ended September 30,
	2006	2005
	(in thousands)

Revenues	$(820)	$1,316

Loss before income taxes	$(5,236)	$(1,649)

Revenues from corporate and other declined to a negative $820,000 from $1.3 million, and the loss before income taxes increased to $5.2 million from $1.6 million. The revenue decline is due primarily to losses in our investment portfolios. During 2006, our investment portfolios declined by $1.4 million, compared to a gain of $1.3 million in the prior year. Small energy stocks, which comprise a significant portion of our investment portfolios, declined sharply late in the third quarter of 2006. Total expenses increased to $4.5 million from $3.5 million. Included in the 2006 expenses was $383,000 of legal costs related to the NASD inspection of our prime brokerage operations.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Total revenues were $127.5 million in the nine months of 2006 compared to $91.3 million for the same period in 2005, an increase of $36.2 million, or 40% reflecting the acquisition of Edelman in May 2005, and growth in the investment banking and proprietary trading operations. Total expenses for the nine months of 2006 increased $40.6 million, or 51% to $121.0 million from $80.4 million in the same period of the previous year. The Company recorded a goodwill impairment charge in the amount of $4.5 million during 2006 associated with its Charlotte Capital division. Income attributable to minority interests decreased to $3.6 million from $4.4 million during the nine months of 2005, primarily due to decline in equity in income from limited partnerships. Income from continuing operations for the nine-month period ended September 30, 2006, declined $5.4 million, or 70% to $2.3 million from $7.7 million in the same period in 2005. Basic income per share from continuing operations was $0.12 for the nine months ended September 30, 2006 compared to $0.42 for the same period in 2005. Diluted income per share from continuing operations was $0.12 for the nine months ended September 30, 2006, compared to $0.40 for the same period in 2005.

Commissions revenue increased to $42.9 million in the nine months of 2006 from $33.3 million for the same period in 2005, primarily as a result of the Edelman acquisition and growth in proprietary trading operations. Investment banking revenue increased to $33.6 million during the nine months of 2006 from $22.5 million in the same period of 2005, principally due to an increase in private placement and advisory fees. Revenues from investment advisory and related services fees increased to $28.4 million in the nine months of 2006 from $22.3 million in the same period of 2005 primarily due to the acquisition of Edelman during 2005. Principal transactions revenue totaled $13.7 million for the nine months of 2006 versus $7.2 million in the nine months of 2005 reflecting growth in our proprietary trading operations. Interest and dividend income increased to $4.5 million in the nine months of 2006 from $3.4 million in the same period last year, due to higher margin interest reflecting an increase in margin balances and to higher revenues from the financing of proprietary trading accounts. Other income increased from $2.5 million during the nine months of 2005 to $4.4 million during the same period in 2006 due to an increase in fees earned on the Company’s cash balance and customer credit balances at its clearing firms resulting from higher deposit balances.

During the nine months ended September 30, 2006, employee compensation and benefits increased to $78.4 million from $54.0 million in the same period last year due to more employees and higher revenues during 2006. Floor brokerage, exchange and clearance fees increased to $5.5 million in the nine months of 2006 from $3.5 million in the same period of 2005 reflecting higher clearing and execution costs resulting from the increased trading volume in proprietary trading accounts. Communication and data processing costs increased to $6.3 million in 2006 from $5.8 million in the same period last year resulting primarily from increased personnel and additional offices. Occupancy costs totaled $8.4 million during the nine months of 2006, compared to $6.2 million in the prior year period due to expansion of our New York City offices, and the addition of Edelman. Interest expense totaled $804,000 during the nine months of 2006 compared to $265,000 during the same period in 2005, due to the addition of three credit facilities during 2005. The Company recorded a goodwill impairment charge in the amount of $4.5 million during 2006 associated with its Charlotte Capital division. Other general and administrative expenses increased to $17.1 million during the nine months of 2006 from $10.6 million in the nine months of last year mainly due to our growth.

Our effective tax rate from continuing operations was 39.2% for the nine months ended September 30, 2006 compared to 40.7% for the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, the Company recorded a loss from discontinued operations in the amount of $1.6 million, net of tax, or $0.08 per basic and diluted share, related to its decision to close most of the activities in the division known as Fixed Income National. The loss includes operating losses during the third quarter, as well as accruals for compensation commitments, abandoned leases, and other expenses that will be paid in subsequent periods.

Results by Segment

During the third quarter of 2006, the Company made the decision to close and closed most of the activities of the division known as Fixed Income National, which began operations during the first quarter of 2006. Fixed Income National provided fixed income brokerage services to institutional clients. The operating results of that portion of Fixed Income National that was closed have been recorded as discontinued operations and are not included in the segment discussions. The operating result of the portion of the division that was not discontinued is included in the Institutional Services segment.

Asset and Wealth Management

Asset Management

	Nine Months Ended September 30,
	2006	2005
	(in thousands)

Revenues	$44,912	$29,534

Income before income taxes	$9,100	$9,134

Revenues from asset management increased to $44.9 million from $29.5 million, and income before income taxes remained constant at $9.1 million. Commission revenues increased to $11.0 million from $4.0 million, while investment management and related service fees increased to $27.4 million from $21.5 million. Other income increased from $917,000 during 2005 to $2.9 million in 2006, primarily due to an increase in insurance commissions. The revenue growth is primarily due to the acquisition of Edelman in May 2005. Total expenses rose to $32.6 million from $21.8 million due to the higher revenues. Equity in income of limited partnerships declined to $395,000 in 2006 from $5.6 million in 2005, reflecting the negative impact that the decline in values of energy related securities had on the value of the investment portfolios of the limited partnerships that we manage. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in this segment’s consolidated financial statements. Income attributable to minority interests, which reduces SMHG’s pretax income, declined to $3.6 million in 2006 from $4.3 million in 2005, principally due to the decline in value of the investment portfolios of the limited partnerships that we account for using the equity method.

Retail Brokerage

	Nine Months Ended September 30,
	2006	2005
	(in thousands)

Revenues	$13,868	$11,794

(Loss) income before income taxes	$(971)	$927

Revenues from retail brokerage increased to $13.9 million from $11.8 million, and income before income taxes declined to a loss of $971,000 from income of $927,000. Commission revenues increased to $7.6  million from $6.6 million due primarily to two new offices. Sales credits from investment banking transactions increased to $3.0 million from $2.4 million due to an increase in fees earned from the Company’s participation in syndicate transactions. Revenues from insurance commissions increased $289,000 due to higher sales of insurance annuity products. Total expenses increased to $14.8 million from $10.9 million in 2005 primarily due to costs associated with the opening of two new retail offices, and to an increase in legal expenses related to arbitration claims against the Company.

Institutional Services

Institutional Brokerage

	Nine Months Ended September 30,
	2006	2005
	(in thousands)

Revenues	$17,922	$19,404

Income before income taxes	$147	$2,605

Revenues from institutional brokerage declined to $17.9 million from $19.4 million, and income before taxes declined to $147,000 from income of $2.6 million. Commission revenue decreased to $11.0 million from $12.2 million, due to decline in both the number of shares traded in our institutional equity division and the commission revenue per share traded. Sales credits from investment banking transactions declined $160,000 representing a reduction in investment banking transactions. These declines are largely the result of the growth in electronic trading strategy execution software that replaces, in some cases, the role of traditional traders. Total expenses increased to $17.8 million from $16.8 million in 2005 primarily due to the startup of the Fixed Income National division during the first quarter of 2006.

Prime Brokerage

	Nine Months Ended September 30,
	2006	2005
	(in thousands)

Revenues	$25,204	$13,855

Income before income taxes	$1,389	$1,388

Revenues from prime brokerage increased to $25.2 million from $13.9 million, and income before taxes remained constant at $1.4 million. Commission revenue increased to $13.2 million from $10.3 million, while principal transaction revenue increased to $10.2 million from $2.7 million, reflecting growth in proprietary trading activities. Interest and dividend income increased from $636,000 to $1.6 million reflecting higher earnings from the financing of the proprietary trading accounts. Total expenses increased to $23.8 million during 2006 from $12.5 million during 2005 reflecting increased compensation and other costs related to proprietary trading activities. Compensation and other costs when measured as a percentage of proprietary trading revenues are higher than similar costs associated with other revenue sources.

Investment Banking

	Nine Months Ended September 30,
	2006	2005
	(in thousands)

Revenues	$23,975	$13,414

Income before income taxes	$8,566	$4,756

Revenues from investment banking increased to $24.0 million from $13.4 million, and income before taxes increased to $8.6 million from $4.8 million. The revenue increase is primarily due to increased revenues from private placement transactions and advisory fees during 2006. Total expenses increased to $15.4 million from $8.7 million in 2005 due to higher compensation costs related to the higher revenues and to higher occupancy costs caused by the division’s relocation to larger offices in the New York area.

Corporate and Other

	Nine Months Ended September 30,
	2005	2005
	(in thousands)

Revenues	$1,601	$3,249

Loss before income taxes	$(14,405)	$(5,810)

Revenues from corporate and other decreased to $1.6 million from $3.2 million, and the loss before income taxes increased to $14.4 million from $5.8 million. The Company recorded a goodwill impairment charge in the amount of $4.5 million during 2006 related to its Charlotte Capital division.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting mainly of internally generated earnings and liquid assets we currently hold.

On September 29, 2006, the Company closed a secondary public offering of 5,000,000 shares of its common stock, resulting in proceeds of $58.4 million, net of underwriting discounts and other expenses. The Company received the proceeds in October 2006 and used $13.2 million to repay the outstanding balance including accrued interest on one of its revolving credit facilities. The remaining amount was invested in a money market fund. The proceeds are recorded as a receivable from broker-dealers at September 30, 2006.

At September 30, 2006, we had approximately $19.5 million in cash and cash equivalents, which together with receivables from broker-dealers, deposits with clearing brokers, marketable securities owned, and securities available for sale represented approximately 44% of our total assets at the end of the third quarter.

For the nine months ended September 30, 2006, net cash provided by operations totaled $4.1 million versus $2.9 during the first nine months of 2005.

Securities owned increased by $11.4 million, net of equity in income of limited partnerships of $902,000, during the nine months of 2006, while securities sold, not yet purchased increased by $9.6 million and payables to clearing brokers increased by $1.8 million. The increases in securities owned, securities sold, not yet purchased and payables to clearing brokers is primarily due to the trading portfolios of our proprietary trading operations. The Company’s proprietary trading operations carry both long and short fixed income and equity securities. These trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market. We employ hedging strategies designed to insulate the net value of our trading inventories from fluctuations in the general level of interest rates and equity price variances. We finance a portion of our trading positions through our clearing broker-dealers.

Capital expenditures for the third quarter of 2006 were $4.0 million, mainly for the purchase of furniture, computer equipment and software, as well as for leasehold improvements, necessary for our growth.

At September 30, 2006, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. Salient Trust Co., LTA was in compliance with the Texas Department of Banking net capital requirement and had capital in excess of the required minimum.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

During the nine months ended September 30, 2006, there has been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

At September 30, 2006, securities owned by the Company were recorded at a fair value of $85.9 million, including $43.0 million in marketable securities, $35.0 million representing the Company’s investments in limited partnerships and $7.9 million representing other not readily marketable securities.

At September 30, 2006, Salient had securities available for sale with a fair value of $1.5 million. These securities have an original cost of $1.4 million, and are subject to equity price risk. At September 30, 2006, the unrealized increase in market value totaling $67,000 less tax of $26,000 has been included as a separate component of shareholders’ equity.

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

The NASD initially conducted an inspection of our prime brokerage and private investment or hedge fund support operations based in our New York office in November 2004. Subsequent to such inspection, the NASD opened an investigation and requested the production of additional documents and materials on twelve occasions in 2005 and 2006 with respect to our prime brokerage and related hedge fund operations and has conducted formal interviews of a number of our employees involved in these operations. On August 16, 2006, Sanders Morris Harris received a “Wells letter” notification from the NASD, which states that the staff of the NASD has made a preliminary determination to recommend that disciplinary action be brought against Sanders Morris Harris and four of its employees based on alleged violations of certain conduct rules of the NASD, including NASD Conduct Rule 2110 relating to the alleged improper payment of soft dollar commissions to a fund manager and relating to the alleged improper sharing of commissions by two employees contrary to a written contract with an investment adviser and representations to the investors in one private investment partnership; NASD Conduct Rule 2210 relating to the content of hedge fund advertising materials; SEC Rule 17a-4 and NASD Conduct Rules 2210 and 3110 relating to the retention of certain email, instant messages, and advertising materials; NASD Conduct Rules 1031 and 2110 relating to the activities of an unregistered employee; and NASD Conduct Rules 2110 and 3010 relating to the written supervisory procedures of Sanders Morris Harris for its hedge fund and prime brokerage operations. Under the Wells procedure, Sanders Morris Harris has an opportunity to respond to the NASD before any action is taken against it. Sanders Morris Harris submitted its response to the NASD on October 11, 2006. There is no assurance that a prompt resolution can be reached or that the ultimate impact on the Company will not be material. Discussions have commenced between the staff of the NASD and our legal counsel with respect to the alleged violations.

We are aware that a company for which Sanders Morris Harris acted as placement agent in a private placement of convertible preferred shares in June 2005 has experienced a significant decline in its net sales, a significant increase in its net loss, and currently has negative working capital. While the company has obtained financing to meet its short-term working capital requirements, there is no assurance that it will be able to sustain its business. We have received written and oral communications from a number of the purchasers of securities in the offering expressing their dissatisfaction and indicating that they may seek legal recourse with respect to the offering. No litigation has been filed at this time. While we believe Sanders Morris Harris has valid defenses to any claims and is entitled to indemnification and contribution provisions of the placement agent agreement, the costs of defending any litigation filed naming Sanders Morris Harris could be significant and an adverse determination could have a material effect on quarterly or annual operating results in the period in which it is resolved. Two managing directors of Sanders Morris Harris served as directors of the company from June 2005 to June 2006.

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

10.10
Agreement and Amendment to Credit Agreement dated as of May 8, 2006, between Sanders Morris Harris Group Inc. and JPMorgan Chase Bank, National Association (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-30066), and incorporated herein by reference).

10.11
Agreement and Amendment to Credit Agreement dated as of February 27, 2006, between Sanders Morris Harris Group, Inc. and JPMorgan Chase Bank, National Association (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-30066), and incorporated herein by reference).

*31.1	Rule 13a-14(a)/15d - 14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d - 14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

By:  /s/ BEN T. MORRIS

Ben T. Morris
Chief Executive Officer

By:  /s/ RICK BERRY

Rick Berry
Chief Financial Officer

Date: November 8, 2006