Form 10-K
period 2006-12-31
SANDERS MORRIS HARRIS GROUP INC
filed 2007-03-16
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30066

Sanders Morris Harris Group Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0583569
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Travis, Suite 3100
Houston, Texas	77002
(Address of principal executive office)	(Zip code)

(713) 993-4610
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value	The Nasdaq Stock Market
(Title of each class)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
[  ] Yes [X] No

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
[  ] Yes [X] No

The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant at June 30, 2006 was $169.8 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant.

As of March 9, 2007, the registrant had 24,680,694 outstanding shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement pertaining to the 2007 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference into Part III of this Report.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
i

PART I
Item 1. Business

General

Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) is a holding company that, through our subsidiaries and affiliates, provides asset/wealth management, and capital markets services. Our company, as it exists today, results largely from the merger in January 2000 of Sanders Morris Mundy Inc., a Houston-based full-service regional investment bank, and Harris, Webb & Garrison, Inc., a Houston-based investment management firm. Since the merger, we have grown significantly, both organically and through strategic acquisitions. From January 2000 through December 31, 2006, we have:

•	grown our assets under management or advisement from approximately $3.2 billion to $13.0 billion;

•	increased our asset and wealth management business from 56 to 89 employees and our investment banking business from 17 to 49 employees;

•	expanded our client base by increasing the number of our client accounts from 21,000 to 49,000;

•	expanded our geographic presence by growing from 11 offices in six states to 47 offices in 20 states; and

•	broadened our product offerings and distribution networks.

We were founded on the belief that a financial services company should be not only a counselor to its clients but also a partner. We and members of our executive management, where suitable and permissible, often invest in our products on the same basis as our clients, which we refer to as an “investment in common.” We believe that becoming wealth partners with our clients demonstrates our confidence in the investment opportunities that we recommend and differentiates us from our competitors. Consistent with this belief, we analyze every potential product that we offer to our clients as if we are investing in it ourselves, which we believe results in higher quality investments.

As a result of our focus on creating wealth partnerships with our clients, our executive officers are directly and extensively involved in building client relationships and marketing our products and services. We focus on creating lasting relationships with our private, corporate, and institutional clients by providing a range of services throughout their financial life cycle, combining the personalized service and senior level attention of a smaller firm with the capabilities of a larger firm.

Our two business lines enhance each other’s results by enabling our broad range of complementary products and services to be shared among different client groups. For example, our individual and institutional clients benefit from securities offerings developed by our investment bankers. Similarly, we provide our asset and wealth management products and services to executives of our investment banking clients.

We feel that we have achieved strong brand recognition and a sound reputation in the southwestern United States. Our presence in Houston has helped us benefit from robust energy prices and a resulting increase in energy transactions. Additionally, our acquisitions have enabled us to add well-regarded asset managers and wealth advisors to our platform in other regions of the country. In all, we have 47 offices in 20 states. These factors have strengthened our brand recognition and reputation and have enabled us to attract new clients, not only in the Southwest but, increasingly, in other regions of the country.

We believe that our strategies have been successful. Our assets under management or advisement have grown from approximately $3.2 billion at December 31, 2000 to $13.0 billion at December 31, 2006, representing a compound annual growth rate of 26.3%. Our revenues have grown from $43.9 million in 2000 to $166.7 million in 2006, representing a compound annual growth rate of 24.9%. Our income from continuing operations has improved from $2.1 million in 2000 to $10.3 million in 2006.

We think that these operating results validate our operating strategies. Further, we believe we now have in place the people, infrastructure, and brand recognition at each of our businesses, which, combined with sufficient working capital, will enable us to leverage our operating platform to further increase our profitability and market share.

Our Products and Services

Asset/Wealth Management

Our asset/wealth management business provides investment advisory, wealth and investment management, financial planning, and trust services to high net worth and mass affluent individuals and institutions.

Through our various asset and wealth management subsidiaries and divisions, we serve two distinct client bases:

•
High Net Worth and Mass Affluent Individuals:  We define high net worth individuals as individuals who have over $1 million in investable assets and mass affluent individuals as individuals who have $100,000 to $1 million in investable assets. Throughout their financial life cycle, we provide these clients with comprehensive investment advisory and asset and wealth management services, as either a fiduciary or an agent, including asset allocation, investment strategies and alternatives, tax efficient estate and financial planning, trusts, and private client services.

•
Corporations and Institutions:  We provide asset management services in specific investment styles to corporations and institutions. We distribute our asset management products both internally through our marketing efforts and externally through formal sub-advisory relationships and other distribution arrangements with third parties.

Each of our business units generally focuses on a different portion of the asset and wealth management business in terms of client type and location, asset and product type, and distribution channel. These business units are generally operated as individual businesses that market their products under their own brand name, with certain products offered through multiple external and internal distribution channels and with certain administrative or back office functions being provided by the parent company. In addition, one or more of our executive officers serve on the board of directors or management committee of each of these businesses.

Our asset/wealth management business primarily earns revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management or advisement and vary with the type of account managed, the asset manager, and the account size. Accordingly, the fee income of each of our asset and wealth management businesses typically increases or decreases as its average assets under management increases or decreases. Increases in assets under management result from appreciation in the value of client assets and from net inflows of additional assets from new and existing clients. Conversely, decreases in assets under management result from asset value depreciation and from net client redemptions and withdrawals. We believe an asset-based fee structure helps align our interests with the interests of our clients, particularly as compared to a commission-based fee structure, which is based on the number and value of securities trades executed. Our asset management business may also earn performance fees from certain assets if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period.

At December 31, 2006, our asset and wealth management subsidiaries had approximately $13.0 billion in assets under management or advisement. Our asset and wealth management revenues in 2006 were $80.5 million and pre-tax income from continuing operations was $12.8 million, accounting for 48.2% of our total revenues and 49.4% of our pre-tax income from continuing operations excluding corporate overhead.

Our six asset and wealth management businesses are described below.

Sanders Morris Harris Inc.  Sanders Morris Harris Inc. (“Sanders Morris Harris” or “SMH”), member NASD/SIPC, headquartered in Houston, Texas, provides asset and wealth management services directly through its private client business and through its affiliation with SMH Partners. Its financial advisors (both internal and affiliated through SMH Partners) serve high net worth and mass affluent clients, many of whom have long-standing relationships with us. As a full service firm, Sanders Morris Harris offers its clients asset and wealth management services and financial advice relating to corporate debt and equity securities, including the securities of companies followed by our research analysts, underwritings that we co-manage or in which we participate, and private placements of securities in which we serve as placement agent, as well as mutual funds, defined contribution plans, wrap-fee programs, money market funds, insurance products, and tax, trust, and estate advice. At December 31, 2006, Sanders Morris Harris had approximately $4.2 billion in assets under management or advisement, exclusive of our proprietary funds.

SMH Partners is a select group of independent registered representatives affiliated with Sanders Morris Harris that provides specialized asset and wealth management services and products to high net worth and mass affluent individuals and institutions. The services provided by SMH Partners include investment management, estate planning, and retirement planning. The financial planners who affiliate with us are able to offer their clients a broad range of new investment opportunities through several exclusive investment programs offered by Sanders Morris Harris, Salient Capital Management, LLC and SMH Capital Advisors, Inc., as well as by third parties.

Additionally, Sanders Morris Harris has organized 16 proprietary funds for the purpose of investing primarily in equity or equity-linked securities, interest-bearing debt securities, and debt securities convertible into common stock. These funds invest primarily in small to mid-capitalization companies, both public and private, that we believe are either significantly undervalued relative to their growth potential or that have substantial prospects for capital appreciation. Companies in which the funds invest represent a number of industries, including life sciences, energy, technology, and industrial services. We account for our interests in all of these funds using the equity method, which approximates fair value. At December 31, 2006, these proprietary funds had approximately $368.0 million in assets under management and committed capital.

The Edelman Financial Center, LLC.  The Edelman Financial Center, LLC (“Edelman”), located in Fairfax, Virginia, provides financial advisory services primarily to mass affluent individuals. Edelman has won more than 60 financial, business, community, and philanthropic awards and has been named three times by Inc. magazine as the fastest-growing privately-held financial planning firm in the country. Edelman founder and chairman Ric Edelman is one of the nation’s leading advocates of financial literacy. In addition, Edelman offers its clients mortgage brokerage services and a variety of life, disability, and long-term care insurance solutions to fit their needs. At December 31, 2006, Edelman had more than 7,600 clients and $3.2 billion in assets under management or advisement. We own 51% of Edelman and have agreed to purchase the balance in 2008 and 2009.

Salient Capital Management, LLC.  Salient Capital Management, LLC (“Salient”), located in Houston, Texas, provides asset and wealth management services to high net worth and mass affluent individuals and smaller institutions, including financial and estate planning, trusts, and custody services. Salient has also organized several funds for the use of its clients, which are also available to clients of our other businesses and may be marketed externally. At December 31, 2006, Salient had assets under management or advisement of approximately $3.0 billion. We own 50% of Salient. We also own approximately 26% of The Endowment Fund Management, LLC, the general partner of The Endowment Master Fund, which is one of the principal investment programs affiliated with Salient.

SMH Capital Advisors, Inc.  SMH Capital Advisors, Inc. (“Capital Advisors”), located in Fort Worth, Texas, provides investment management services related to high-yield fixed income securities. This business is also known by its previous name of Cummer/Moyers. Nelson’s World’s Best Money Managers ranked Capital Advisors as the No. 1 ranked firm in its U.S. High Yield Income rankings for the one-year, three-year, five-year, and ten-year periods ended March 31, 2006 and the No. 2 ranked firm in its U.S. Intermediate Duration Fixed Income rankings for the five-year period ended March 31, 2006. At December 31, 2006, Capital Advisors had approximately $1.9 billion in assets under management.

Kissinger Financial Services.  Kissinger Financial Services (“Kissinger”), a division of Sanders Morris Harris based in Hunt Valley, Maryland, provides financial planning and investment management services to high net worth and mass affluent individuals. Kissinger derives revenues from fees charged to clients for the preparation of financial plans and for monitoring services and earns commissions and fees from investment and insurance products sold to clients. At December 31, 2006, Kissinger had approximately $403.0 million in assets under management or advisement.

Select Sports Group Holdings, LLC.  Select Sports Group Holdings, LLC, (“SSG”), based in Houston, Texas, provides sports representation and management services to professional athletes, principally professional football players, in contract negotiation, marketing and endorsements, public relations, legal counseling, and related areas. SSG receives fees from its athlete clients for the representation and management services provided. Our SSG clients have access to our investment programs in the areas of stocks, bonds, private equity, and specialized investment vehicles. Additionally, we provide a deal-screening program that reviews the numerous investment opportunities offered to professional athletes. We own 50% of SSG.

Capital Markets

Our capital markets business provides investment banking, institutional equity and fixed income brokerage, prime brokerage services, and proprietary trading services to institutional customers.

Investment Banking

We conduct our investment banking services through Sanders Morris Harris. Our full-service investment banking business focuses primarily on middle market companies in the natural resources, environmental, converging technologies, business services, restaurants, and health care industries. We have a well-established investment banking practice that combines our industry knowledge, the significant experience of our senior bankers, and our extensive corporate and professional relationships to serve the broad needs of emerging growth companies within our targeted industries. Our investment banking services include public offerings and private placements of equity and debt securities, financial advisory services, and merchant banking services. Our financial advisory services include advising on mergers, acquisitions, and divestitures, fairness opinions, and financial strategies. Our merchant banking activities focus on providing private equity capital for our own account to these companies. We also provide valuations and litigation support services.

Our goal is to provide our investment banking clients the personalized service and senior level attention of a boutique with the capabilities of a full-service firm. We focus on building lasting relationships with our clients by providing a range of services throughout their financial life cycle. Our execution capabilities and full range of services provide us with the opportunity to expand our business relationships with our clients as they evolve.

Our strategy is to build a balanced mix of corporate securities underwriting, private financing, financial advisory and merchant banking services. We believe the number and dollar amount of underwritings, private placements, financial advisory engagements, and merchant banking investments in which we participate will contribute significantly to increased public and industry awareness of Sanders Morris Harris and will result in increased demand for our investment banking services.

We and our officers often invest in the securities involved in the private placements we handle on the same basis as other investors, where suitable and permitted by applicable law and regulations. We believe this wealth partnership creates an identity of interest with our investors.

During 2006, we co-managed 11 public offerings and managed or co-managed 17 private placements, PIPE, or registered direct offerings with a total transaction value of approximately $3.0 billion. We believe that we were the eighth most active investment bank in the U.S. in 2005 in the distribution of master limited partnerships, or MLPs, participating as co-manager in nine transactions totaling approximately $2.3 billion in transaction value. In addition, we completed 12 financial advisory engagements totaling approximately $2.0 billion in transaction value in 2006. According to Sagient Research, we were the ninth ranked investment bank in the U.S. in the PIPE market in 2006 based upon the number of transactions. At December 31, 2006, we had investment banking offices in New York, Houston, and Los Angeles with 49 employees.

Institutional Brokerage

Our institutional brokerage business, which we also conduct through Sanders Morris Harris, includes institutional equity and fixed income brokerage and institutional research.

Institutional Equity.  Our institutional clients include a broad array of institutions throughout North America, Europe, and Asia, including banks, retirement funds, mutual funds, endowments, investment advisors, and insurance companies. Our institutional equity strategy is to provide equity research coverage and trading services focused on companies with a presence in the U.S. Areas of concentration include financial services, life sciences, oil and gas exploration and production, oilfield services, pipelines, entertainment and media, retailing, and technology. We provide our institutional clients with research and execution trading services in both exchange-listed equity securities and equity securities quoted on Nasdaq. We also distribute to institutional clients equity securities from offerings that we co-manage or underwrite. Commissions are charged on all institutional securities transactions based on rates formulated by us. These services are available to institutional clients of our financial advisors. A substantial portion of our institutional equity trading professionals, who joined us in January 2002, comprised the institutional equity group of Sutro & Co. As of December 31, 2006, we had institutional equity operations in Los Angeles, New York, and Houston with 39 professionals.

Institutional Fixed Income.  Through our fixed income division, we provide bond brokerage and principal trading services to our institutional clients, adding to the range of investment products we offer. We offer U.S. government and agency securities, municipal securities, mortgage-related securities, and corporate investment-grade and high-yield bonds, as well as preferred stock and structured products. We are also active as a secondary market broker for residential, consumer, and commercial loans and derive revenues from the placement and servicing of mortgage loans. The high-yield bond group within our fixed income division complements our middle-market investment banking operations by providing a distribution channel for investment banking clients. As of December 31, 2006, our institutional fixed income operations included 24 professionals and are based in Houston and New York.

Institutional Research.  We use our proprietary equity research analysis to drive our institutional equity business and, where regulatorily permitted, to assist our other businesses, such as our investment banking operations and proprietary funds. This research analysis is based on economic fundamentals, using tools such as price-to-earnings multiples, price-to-book value comparisons, both absolute and relative to historic norms, and our research department’s own earnings forecasts. We intend to rely primarily on our own research rather than on research products purchased from outside research organizations. As of December 31, 2006, we had 17 research professionals who provide coverage on more than 88 companies from offices in Houston, Los Angeles, and Dallas.

Prime Brokerage Services

 The brokerage industry has developed a service known as prime brokerage in which a professional investor, usually a private investor or hedge fund, maintains a cash or margin account with a prime broker that provides trade execution, clearing, bookkeeping, reporting, custodial, securities borrowing, financing, research, and fund raising services. The Concept Capital division of Sanders Morris Harris, based in New York, with 55 professionals as of December 31, 2006, provides prime brokerage services to 22 hedge fund managers. We earn commission income on the securities transactions that we process through the prime brokerage transaction and interest income from arranging financing for these hedge funds. The profitability of this division is directly related to the volume of transactions that we process and the borrowings of the funds.

Sanders Morris Harris also maintains several proprietary trading accounts on behalf of individual securities traders through this division. Sanders Morris Harris shares in the profits or losses of these accounts and receives the commissions generated in them. The accounts are designed to diversify the aggregate risks, thus limiting potential losses or gains. Most of the accounts have “first loss” deposits to insulate Sanders Morris Harris from trading losses. We have procedures in place to monitor trading to ensure that in the event that any “first loss” deposits are depleted by a trader, trading is suspended.

In 2006, revenue from our capital markets business was $81.4 million and pre-tax income from continuing operations was $13.1 million, accounting for 48.8% of our total revenues and 50.6% of our pre-tax income excluding corporate overhead.

Industry Trends

We believe that we are well positioned to capitalize on a number of trends in the financial services industry, including:

•	consolidation among firms offering financial products and services;

•	continued and substantial growth in the high net worth and mass affluent markets;

•	increasing acceptance of alternative investments by many high net worth, mass affluent, and institutional investors;

•	increased demand by investors for unbiased advice; and

•	growth in investment banking activity in our target sectors.

Our Strengths

The ongoing consolidation trend in the financial services industry has provided us access to many highly skilled professionals who have chosen to be part of a smaller yet sophisticated firm that has flexibility and preserves an entrepreneurial environment when providing financial services to clients. We attribute our success and distinctiveness not only to our highly skilled professionals but also to the following strengths:

•
Focus on Growing High Net Worth and Mass Affluent Markets.  We offer financial products and services designed to benefit high net worth and mass affluent individuals. We believe that there is a particularly significant opportunity in providing products and services to the large and growing mass affluent market, which, according to Forrester Research, controlled $12 trillion, or 39%, of U.S. retail assets as of June 2005 and is expected to grow by $2.3 trillion by 2020. With our acquisition of Edelman in 2005, we have expanded our comprehensive wealth management products and services tailored to the mass affluent market.

•
Highly Regarded Distribution Network and Investment Managers.  Our asset and wealth management business includes Edelman, Salient, and Capital Advisors (formerly known as Cummers/Moyers Capital Advisors, Inc.), each of which benefits from a sound regional reputation. Moreover, our wealth advisors and asset managers include Ric Edelman, the founder of Edelman, named to Barron’s 100 Top Financial Advisors in 2004, 2005, and 2006, Cummer/Moyers, a No. 1 ranked firm in 2005 and 2006 by Nelson’s World’s Best Money Managers, and Don Sanders, our largest shareholder, who has more than 45 years of investment experience and is well-known and regarded in the Southwest.

•
Regional and Industry Focus.  We are a full-service regional financial services company based in Texas with 47 offices in 20 states and have achieved a strong brand recognition and sound reputation in the Southwest. Our presence in Texas allows us to focus our investment and financial advisory efforts on industries that have established markets in Texas and the Southwest, including energy, health care, environmental, technology, financial and business services, retail and consumer products, and media and communications. We believe that our focus on these industries has allowed us to develop a level of industry expertise that distinguishes us from many of our competitors.

•
Ability to Cross-Sell Products.  We have a business platform that permits many of the products and services developed by one area of our business to be sold to or accessed by one or more other areas of our business. For example, our high net worth, mass affluent, and institutional clients have access to securities offerings developed by our investment bankers. Similarly, our equity research designed for institutional clients can be accessed to benefit our individual and investment banking clients, and we also provide our asset and wealth management products and services to executives of our investment banking clients.

•
Alignment of Interests.  Where suitable and permissible, we and members of our executive management frequently invest in the same investment opportunities as our clients, which creates a financial identity of interest and trust among our senior management, our clients, and us. We believe that by creating these wealth partnerships with our clients, we and our executives solidify our client relationships by validating the quality of the products and services that we offer. We also believe that our unbiased offering of a broad range of both proprietary and external investment products and our increasing use of an asset-based fee structure further align our interests with those of our asset and wealth management clients.

•
Proven Management Team.  Our executive management averages more than 30 years of experience in the financial services industry and provides senior level management to every aspect of our business. Our executive management is supported by a core team of professionals who also have significant experience in the financial services industry. Their collective experience has resulted in a large network of both leaders of corporations and institutions and affluent investors with whom our executive management has developed extensive relationships. We strengthen these relationships further by providing our clients personalized service, senior level attention, and access to other areas of our business.

Our Strategy

We believe there is an uncommon opportunity for a high quality asset and wealth management and capital markets services firm that can tailor its product and service offerings to fit the needs of its individual, corporate, and institutional clients. Further, we believe we have put in place the people, infrastructure, and brand recognition at each of our businesses, which, combined with sufficient working capital, will enable us to leverage our operating platform to further increase our profitability and market share. Specifically, we intend to:

•
Capitalize on Growth of Our Target Markets by Expanding Our Asset and Wealth Management Business.  We intend to take advantage of favorable demographic trends to continue to expand our asset and wealth management business by:

•	continuing to gather assets under management or advisement through internal growth, expansion of external distribution channels, and acquisitions;

•	continuing to add additional experienced and productive asset managers and wealth advisors;

•	marketing the skills of our asset and wealth management professionals to our other business areas; and

•	continuing to develop, market, and invest in our proprietary funds.

During 2005, we increased our assets under management or advisement by $2.8 billion, or 38%, through the acquisition of a 51% interest in Edelman and through internal growth. Edelman’s assets under management grew $4.0 million in 2006 to $3.2 billion at December 31, 2006. We intend to expand Edelman’s market reach by syndicating Ric Edelman’s radio and television programs into new markets outside of the Washington, D.C. area.

•
Increase Our Capital Markets Activities.  We intend to increase our investment and merchant banking, prime brokerage and proprietary trading, institutional equity, and fixed income brokerage businesses by committing greater resources to companies, industries, and geographic regions that we believe offer the greatest growth opportunities and by increasing the capital that we make available to our proprietary traders. We also believe that consolidation within the investment banking industry will offer greater opportunities for high caliber firms that maintain their focus on the under-served small and mid-capitalization companies.

•
Supplement Internal Growth with Strategic Acquisitions.  We plan to actively pursue opportunities to acquire all or a significant portion of other complementary asset and wealth management businesses to gain access to additional proprietary products to offer our high net worth, mass affluent, and institutional clients, to gain access to new clients, to increase our assets under management or advisement, and to expand our geographic base. We believe that attractive acquisition opportunities exist, particularly among smaller, specialized regional financial services firms that want to affiliate with a larger company while still retaining their identity and entrepreneurial culture. Since 2000, we have acquired or gained control of eight significant firms with products and services that we believe complement or expand our client base and the services and products that we provide. In addition, we believe that the ongoing consolidation trend in the financial services industry will allow us to continue to hire proven financial professionals who prefer the culture and opportunities inherent in an innovative regional firm such as ours.

 Marketing

While we believe cross-selling opportunities exist among our various businesses based on the relationships developed by the individual companies, each major subsidiary has its own branding identity subject to an overall Sanders Morris Harris Group umbrella.

Sanders Morris Harris markets through its 47 offices and through its independent registered representatives who affiliate with Sanders Morris Harris through SMH Partners. Sanders Morris Harris targets its client groups through financial advisor relationships, mailings, telephone calls, in-person presentations, and firm-sponsored workshops. Due to the nature of its business, its regional name recognition, and the reputation of its management, business is obtained through referrals from existing clients, corporate relationships, other investment bankers, or initiated directly by the client, as well as through senior level calling programs.

Edelman conducts its marketing efforts through media channels designed to educate individuals on the subject of personal finance. Ric Edelman hosts a nationally syndicated weekly radio program in the Washington, D.C. area and in seven other markets and a local television show. Ric Edelman is a nationally syndicated newspaper columnist, publishes a monthly newsletter, and is the author of a variety of books and video and audio educational systems that help people achieve their financial goals.

Salient conducts its marketing and business development efforts on a company-wide calling basis. All Salient professionals are encouraged to be actively involved in business development efforts through maintenance of professional and personal relationships and active involvement in community events. Salient markets to specific client groups through mailings, telephone calls, multi-media client presentations, and company-sponsored or co-sponsored workshops and seminars. Salient has arrangements with two large financial services entities through which those companies offer one of Salient’s investment programs to their clients.

Capital Advisors focuses its marketing and business development efforts on specific client groups through consultants, mailings, telephone calls, and multi-media client presentations. Kissinger conducts its marketing and business development primarily through referrals from existing clients and other professional (i.e., accountants and attorneys) and sponsored or co-sponsored workshops and seminars. The seminars are sponsored by Kissinger, local employers, government agencies, and local colleges and universities.

Existing and potential clients can also gain a variety of information about our firm and the services we provide through the Internet websites for our various businesses. The information on those websites is not a part of this Annual Report on Form 10-K.

Competition

The asset and wealth management and capital markets services businesses are highly competitive. The principal competitive factors influencing our businesses are:

•  expertise and quality of the professional staff;

•  reputation in the marketplace;

•  existing client relationships;

•  ability to commit capital to client transactions; and

•  mix of market capabilities.

We compete directly with many other national and regional full service financial services firms and, to a lesser extent, with discount brokers, investment banking firms, investment advisers, broker-dealer subsidiaries of major commercial bank holding companies, and other companies offering financial services in the U.S., globally, and through the Internet. We also compete for asset management and fiduciary services with commercial banks, private trust companies, sponsors of mutual funds, insurance companies, financial planning firms, venture capital, private equity and hedge funds, and other asset managers. We believe that our principal competitive advantages include our regional and industry focus, focus on the growing high net worth and mass affluent markets, highly regarded distribution network and investment managers, ability to cross-sell our products, creating wealth partnerships with our clients, and proven management team.

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

Government Regulation

The securities industry is one of the nation's most extensively regulated industries. The U.S. Securities and Exchange Commission, or SEC, is responsible for the administration of the federal securities laws and serves as a supervisory body over all national securities exchanges and associations. The regulation of broker-dealers has to a large extent been delegated by the federal securities laws to Self Regulatory Organizations, called "SROs". These SROs include, among others, all the national securities and commodities exchanges and the National Association of Securities Dealers, Inc. or NASD. Subject to approval by the SEC and certain other regulatory authorities, SROs adopt rules that govern the industry and conduct periodic examinations of the operations of our broker-dealer subsidiary. Our broker-dealer subsidiary is registered in all 50 states, Puerto Rico, and the province of Ontario, Canada and is also subject to regulation under the laws of these jurisdictions.

As a registered broker-dealer, Sanders Morris Harris, our brokerage subsidiary, is subject to certain net capital requirements of Rule 15c3-1 under the Exchange Act. The net capital rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by other regulatory bodies, and ultimately may require its liquidation. Further, a decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum capital requirements, could cause material adverse consequences to the broker-dealer.

As registered investment advisors under the Investment Advisers Act of 1940, Sanders Morris Harris, Capital Advisors, Edelman, and certain other subsidiaries are subject to the requirements of regulations under both the Investment Advisers Act and certain state securities laws and regulations. Such requirements relate to, among other things, (1) limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, (2) record-keeping and reporting requirements, (3) disclosure requirements, (4) limitations on principal transactions between an advisor or its affiliates and advisory clients, and (5) general anti-fraud prohibitions.

Our trust subsidiary, Salient Trust Co., LTA (“Salient Trust”), is subject to supervision and examination by the Texas Department of Banking. As a Texas chartered trust company, Salient Trust is subject to the Texas Trust Company Act, the rules and regulations promulgated under the act and supervision by the Texas Banking Commissioner. These laws are intended primarily for the protection of Salient Trust’s clients, rather than for the benefit of investors.

Employees

At December 31, 2006, we had 547 employees. Of these, 89 were engaged in retail brokerage, 39 in institutional sales and trading, 24 in fixed income sales, 49 in investment banking, 17 in securities analysis and research, 55 in prime brokerage services, 46 in financial advisory and trust services, 18 in financial planning, 135 in investment management, 5 in systems development, 6 in sports representation and management, and 64 in accounting, administration, legal, compliance, and support operations. None of our employees are subject to collective bargaining agreements. We believe our relations with our employees generally are good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our internet website, www.smhgroup.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal, and regulatory risks. You should carefully consider the following risks and all of the other information in this Report, including the Consolidated Financial Statements and Notes thereto. The following are some of the more important factors that could effect our businesses.

Risks Relating to the Nature of Our Business

The asset and wealth management, investment banking, and institutional services industries are highly competitive. If we are not able to compete successfully against current and future competitors, our business, financial condition, and results of operations will be adversely affected.

The financial services business is highly competitive, and we expect it to remain so. The principal competitive factors influencing our asset and wealth management, investment banking and institutional services businesses are:

•  the experience and quality of the professional staff;

•  reputation in the marketplace;

•  existing client relationships;

•  ability to commit capital to client transactions; and

•  mix of market capabilities.

Our ability to compete effectively in our asset and wealth management and investment banking activities is also influenced by the adequacy of our capital levels and by our ability to raise additional capital.

We compete directly with many other national and regional full service financial services firms and, to a lesser extent, with discount brokers, investment banking firms, investment advisors, broker-dealer subsidiaries of major commercial bank holding companies, and other companies offering financial services in the U.S., globally, and through the Internet. We also compete for asset management and fiduciary services with commercial banks, private trust companies, sponsors of mutual funds, insurance companies, financial planning firms, venture capital, private equity, and hedge funds, and other asset managers.

We are a relatively small firm with 547 employees as of December 31, 2006, and total revenues of $166.7 million in 2006. Many of our competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of products and distribution outlets for their products, larger customer bases, and greater name recognition. These larger and better capitalized competitors may be better able to respond to changes in the asset and wealth management and investment banking industries, to finance acquisitions, to fund internal growth, and to compete for market share generally. Also, many of our competitors have more extensive investment banking activities than we do and, therefore, may possess a relative advantage in accessing deal flow and capital. In addition to competition from firms currently in the securities business, there has been increasing competition from other firms offering financial services, including automated trading and other services based on technological innovations.

Increased pressure created by current or future competitors, individually or collectively, could materially and adversely affect our business and results of operations. Increased competition may result in reduced revenues and loss of market share. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that also could materially and adversely affect our business and results of operations. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on us. We cannot assure you that we will be able to compete successfully against current and future competitors.

Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away an employee or group of employees, which may result in our losing business formerly serviced by them. Such competition can also raise our costs of hiring and retaining the key employees we need to effectively execute our business plan.

If we are unable to compete effectively, our business, financial condition, and results of operations will be adversely affected.

We may experience reduced revenues due to downturns or disruptions in the securities markets that reduce market volumes, securities prices, and liquidity, which can also cause counterparties to fail to perform.

The securities business is, by its nature, subject to significant risks, particularly in volatile or illiquid markets, including:

•  the risk of trading losses;

•  losses resulting from the ownership or underwriting of securities;

•  counterparty failure to meet commitments;

•  customer fraud;

•  employee fraud;

•  issuer fraud;

•  errors and misconduct;

•  failure in connection with the processing of securities transactions; and

•  customer litigation.

As an asset and wealth management and capital markets services firm, changes in the financial markets or economic conditions in the U.S. and elsewhere in the world could adversely affect our business in many ways. The securities business is directly affected by many factors, including market, economic, and political conditions; broad trends in business and finance; investor sentiment and confidence in the financial markets; legislation and regulation affecting the national and international business and financial communities; currency values; inflation; the availability and cost of short-term and long-term funding and capital; the credit capacity or perceived creditworthiness of the securities industry in the marketplace; the level and volatility of equity prices and interest rates; and technological changes. These and other factors can contribute to lower price levels for securities and illiquid markets.

A market downturn could result in lower prices for securities, which may result in reduced management fees calculated as a percentage of assets managed. A market downturn could also lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads. Fluctuations in market activity could impact the flow of investment capital into or from assets under management or advisement and the way customers allocate capital among money market, equity, fixed income, or other investment alternatives, which could negatively impact our asset and wealth management business. Unfavorable financial or economic conditions would likely reduce the number and size of transactions in which we provide underwriting, financial advisory, and other services. Our corporate finance revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. In periods of low volume or price levels, profitability is further adversely affected because certain of our expenses remain relatively fixed.

Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, which could make it difficult for us to sell securities, hedge securities positions, and invest funds under management. Market declines could also increase claims and litigation, including arbitration claims from customers. In such markets, we may incur reduced revenues or losses in our principal trading, market making, investment banking, merchant banking, and financial advisory activities.

We are also subject to risks inherent in extending credit to the extent our clearing brokers permit our customers to purchase securities on margin. The margin risk increases during rapidly declining markets when collateral values may fall below the amount our customer owes us. Any resulting losses could adversely affect our business, financial condition, and results of operations.

There are market, credit and counterparty, and liquidity risks associated with our market making, principal trading, merchant banking, arbitrage, and underwriting activities. We may experience significant losses if the value of our marketable security positions deteriorates.

We conduct principal trading, market making, merchant banking, and arbitrage activities for our own account, which subjects our capital to significant risks. These activities often involve the purchase, sale, or short sale of securities as principal in markets that are characterized as relatively illiquid or that may be susceptible to rapid fluctuations in liquidity and price. These market conditions could limit our resale of purchased securities or the repurchase of securities sold short. These risks involve market, credit and counterparty, and liquidity risks, which could result in losses for us. Market risk relates to the risk of fluctuating values and the ability of third parties to whom we have extended credit to repay us. Credit and counterparty risks represent the potential loss due to a client or counterparty failing to perform its contractual obligations, such as delivery of securities or payment of funds. Liquidity risk relates to our inability to liquidate assets or redirect illiquid investments. In any period we may experience losses as a result of price declines, lack of trading volume, or lack of liquidity.

In our underwriting and merchant banking, asset and wealth management, and other activities, we may have large concentrations in securities of, or commitments to, a single issuer or issuers engaged in a specific industry. As an underwriter, we may incur losses if we are unable to resell the securities we commit to purchase or if we are forced to liquidate our commitment at less than the agreed purchase price. Also, the trend, for competitive and other reasons, toward larger commitments on the part of lead underwriters means that, from time to time, as an underwriter (including a co-manager), we may retain significant concentrations in individual securities. These concentrations increase our exposure to market risks.

Our business depends on the services of our executive officers, senior management, and many other skilled professionals and may suffer if we lose the services of our executive officers, senior management, or other skilled professionals.

We depend on the continuing efforts of our executive officers and senior management. That dependence may be intensified by our decentralized operating strategy. If executive officers or members of senior management leave us, our business or prospects could be adversely affected until we attract and retain qualified replacements.

We derive a substantial portion of our revenues from the efforts of our financial services professionals. Therefore, our future success depends, in large part, on our ability to attract, recruit, and retain qualified financial services professionals. Demand for these professionals is high and their qualifications make them particularly mobile. These circumstances have led to escalating compensation packages in the industry. Up front payments, increased payouts, and guaranteed contracts have made recruiting these professionals more difficult and can lead to departures by current professionals. From time to time we have experienced, and we may in the future experience, losses of asset and wealth management, sales and trading, research, and investment banking professionals. Departures can also cause client defections due to close relationships between clients and the professionals. If we are unable to retain our key employees or attract, recruit, integrate, or retain other skilled professionals in the future, our business could suffer.

We generally do not have employment agreements with our senior executive officers or other professionals. We attempt to retain our employees with incentives such as the issuance of our stock subject to continued employment. These incentives, however, may be insufficient in light of increasing competition for experienced professionals in the securities industry, particularly if our stock price declines or fails to appreciate sufficiently to be a competitive source of a portion of a professional’s compensation.

Because our asset and wealth management and capital markets services businesses focus on investors and capital markets clients based in the southwestern U.S., an economic downturn in that region generally, or in any of our target sectors, could adversely affect our revenues.

We depend upon asset and wealth management and capital markets services for clients based in the southwestern U.S. account for a significant portion of our revenues. An economic downturn in the Southwest generally or in the energy sector or another of our target sectors could adversely affect our existing and potential asset and wealth management clients and the emerging and middle-market companies and industries within the region we predominantly serve, which could in turn reduce our asset and wealth management and capital markets services businesses and adversely affect our business, financial condition, and results of operation.

Litigation and potential securities laws liabilities may adversely affect our business.

Many aspects of our business involve substantial risks of liability, litigation, and arbitration, which could adversely affect us. As a normal part of our business, we are from time to time named as defendants or co-defendants in civil litigation and arbitration proceedings and as a subject of regulatory investigations arising from our business activities as a financial services firm. Some of these proceedings involve claims for substantial amounts of damages, based on allegations such as misconduct by or our failure to properly supervise our asset and wealth management advisors, bad investment advice, unsuitable investment recommendations or excessive trading in a client’s account by our asset and wealth management advisors, materially false or misleading statements made in connection with securities offerings and other transactions, bad advice provided to participants in corporate transactions, and disputes over the terms and conditions of complex trading arrangements. The risks of liability, litigation, and arbitration often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. In view of the inherent difficulty of predicting the outcome of legal and regulatory proceedings, particularly where the plaintiffs or regulatory authorities seek substantial or indeterminate damages or fines or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be or what the timing of the ultimate resolution of these matters will be. Depending on our results for a particular period, an adverse determination could have a material effect on quarterly or annual operating results in the period in which it is resolved. See “Item 3. - Legal Proceedings.”

In recent years, there has been a substantial amount of litigation involving the investment banking industry, including class action lawsuits seeking substantial damages and other suits seeking punitive damages. Companies engaged in the underwriting of securities, as we are, are subject to substantial potential liability, including for material misstatements or omissions in prospectuses and other communications in underwritten offerings of securities or statements made by securities analysts. These liabilities can arise under federal securities laws, similar state statutes, and common law doctrines. The risk of liability may be higher for an underwriter that, like us, is active in the underwriting of securities offerings for emerging and middle-market companies because of the higher degree of risk and volatility associated with the securities of these companies. The defense of these or any other lawsuits or arbitration proceedings may divert the efforts and attention of our management and staff, and we may incur significant legal expense in defending litigation or arbitration proceedings.

Poor investment performance, in either relative or absolute terms, may reduce the profitability of our asset and wealth management business.

In 2006, our asset and wealth management revenues were $80.5 million, accounting for 48.2% of our total revenues. We derive our revenues from this business primarily from management fees that are based on committed capital, assets under management or advisement, and incentive fees, which are earned if the return of our proprietary funds exceeds certain threshold returns. Our ability to maintain or increase assets under management or advisement is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market or economic conditions, and competition from other fund managers.

Investment performance is one of the most important factors in retaining existing clients and competing for new asset and wealth management business. Poor investment performance could reduce our revenues and impair our growth in a number of ways:

•  existing clients may withdraw funds from our asset and wealth management business in favor of better performing products;

•  our incentive fees could decline or be eliminated entirely;

•  asset-based advisory fees could decline from a decrease in assets under management or advisement;

•  our ability to attract funds from existing and new clients might diminish;

•  firms with which we have business relationships may terminate their relationships with us; and

•  our wealth managers and investment advisors may depart, whether to join a competitor or otherwise.

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our asset and wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our asset and wealth management business will likely be reduced and our ability to attract new clients and funds will likely be impaired.

Our asset and wealth management clients can terminate their relationships with us, reduce the aggregate assets under management or advisement, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, inflation, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third party distributors with whom we have relationships, loss of key investment management personnel or wealth advisors, and financial market performance.

We may experience substantial fluctuations in our operating results from period to period due to the nature of our business and therefore fail to meet profitability expectations.

Our operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors. These factors include:

•	levels of assets under our management or advisement;

•	the number of underwriting and merger and acquisition transactions completed by our clients and the level and timing of fees we receive from those transactions;

•	the number of institutional and retail brokerage transactions and the commissions we receive from those transactions;

•	changes in the market valuations of investments held by proprietary investment funds that we organize and manage and of companies in which we have invested as a principal;

•	the timing of recording of asset management fees and special allocations of income, if any;

•	the realization of profits and losses on principal investments;

•	variations in expenditures for personnel, consulting, accounting, and legal expenses;

•	expenses of establishing any new business units, including marketing and technology expenses; and

•	changes in accounting principles.

Our revenues from an underwriting transaction are recorded only when the underwriting is completed. Revenues from merger or acquisition transactions are recorded only when non-refundable retainer fees are received or the transaction closes. Accordingly, the timing of recognition of revenues from a significant transaction can materially affect our quarterly and annual operating results. Additionally, we have a certain level of fixed costs in our investment banking operations. As a result, we could experience losses in these operations if revenues from our services are lower than our fixed costs.

We depend on proprietary and third party systems, so systems failures could significantly disrupt our business. These and other operational risks may disrupt our business, result in regulatory action against us, or limit our growth.

Our business depends highly on our and our clearing firms’ ability to process, on a daily basis, a large number of transactions across numerous and diverse markets, and the transactions we process have become increasingly complex. Consequently, we rely heavily on our communications and financial, accounting, and other data processing systems, including systems provided by our clearing brokers and service providers. We face operational risk arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated, or accounted.

If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention, or reputational damage. Any failure or interruption of our systems, the systems of our clearing brokers, or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. In addition, our clearing brokers provide our principal disaster recovery system. We cannot assure you that we or our clearing brokers will not suffer any systems failures or interruption, including ones caused by earthquake, fire, other natural disasters, power or telecommunications failure, act of God, act of war, terrorism, or otherwise, or that our or our clearing brokers’ back-up procedures and capabilities in the event of any such failure or interruption will be adequate. The inability of our or our clearing brokers’ systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business.

Strategic investments or acquisitions may result in additional risks and uncertainties in our business.

We intend to grow our core businesses through both internal expansion and through strategic investments and acquisitions. To the extent we make strategic investments or acquisitions, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls, and to integrate relationships with clients, vendors, and business partners. Acquisitions pose the risk that any business we acquire may lose clients or employees or could under-perform relative to expectations.

Risks Related to the Regulation of Our Business

Our securities broker-dealer, investment adviser, and trust company subsidiaries are subject to substantial regulation. If we fail to comply with applicable requirements, our business will be adversely affected.

Our businesses are subject to extensive regulation under both federal and state laws. Sanders Morris Harris is registered as a broker-dealer with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. (“NASD”); Sanders Morris Harris, Capital Advisors, Salient, and Edelman are registered with the SEC as investment advisers; and Salient Trust is licensed as a trust company by the Texas Banking Commissioner. All of the professional agents employed by SSG are registered as certified contract advisors with the National Football League Players Association.

The SEC is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally the NASD, NASD Regulation, Inc., and the securities exchanges, are actively involved in the regulation of broker-dealers. We are also subject to regulation by state securities commissions in those states in which we do business. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets rather than protection of creditors and shareholders of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, record-keeping, and the conduct of directors, officers, and employees.

The SEC, NASD, other self-regulatory organizations, and state securities commissions may conduct administrative proceedings that can result in:

•  censure, fines, or civil penalties;

•  issuance of cease-and-desist orders;

•  deregistration, suspension, or expulsion of a broker-dealer or investment advisor;

•  suspension or disqualification of the broker-dealer’s officers or employees;

•  prohibition against engaging in certain lines of business; and

•  other adverse consequences.

The imposition of any penalties or orders on us could have a material adverse effect on our business, financial condition, and results of operations. The investment banking and brokerage industries have recently come under scrutiny at both the state and federal levels, and the cost of compliance and the potential liability for non-compliance has increased as a result.

Our trust subsidiary, Salient Trust, is subject to the Texas Trust Company Act, the rules and regulations under that act, and supervision by the Texas Banking Commissioner. These laws are intended primarily for the protection of Salient Trust’s clients rather than its equity owners.

The regulatory environment in which we operate is also subject to change. Our business may be adversely affected as a result of new or revised legislation, or changes in rules promulgated by the SEC, NASD, and other self-regulatory organizations. We may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC and NASD.

Our financial services businesses may be materially affected not only by regulations applicable to our subsidiaries as financial market intermediaries but also by regulations of general application. For example, the volume of our underwriting, merger and acquisition, merchant banking, and principal investment business in a given period could be affected by existing and proposed tax legislation, antitrust policy, and other governmental regulations and policies, including the monetary policies of the Federal Reserve Board, as well as changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Our ability to comply with laws and regulations relating to our financial services businesses depends in large part upon maintaining a system to monitor compliance and our ability to attract and retain qualified compliance personnel. Although we believe we are in material compliance with all applicable laws and regulations, we may not be able to comply in the future. Any noncompliance could have a material adverse effect on our business, financial condition, and results of operations.

On August 16, 2006, Sanders Morris Harris received a “Wells letter” notification from the staff of the NASD, which states that the staff of the NASD has made a preliminary determination to recommend that disciplinary action be brought against Sanders Morris Harris and four of its employees based on alleged violations of certain rules of the NASD and the SEC with respect to our prime brokerage and private investment or hedge fund operations in New York City. Under the Wells procedure, we have an opportunity to respond to the NASD before any action is taken against Sanders Morris Harris. Sanders Morris Harris submitted its response to the NASD on October 11, 2006. Discussions are ongoing between the staff of the NASD and our legal counsel with respect to the alleged violations and possible settlement of the matter. There is no assurance that a prompt resolution can be reached or that the ultimate impact on Sanders Morris Harris will not be material. See “Item 3. - Legal Proceedings.”

The business operations of Sanders Morris Harris and Salient Trust may face limitations due to net capital requirements.

As a registered broker-dealer, Sanders Morris Harris is subject to the net capital rules administered by the SEC and NASD. These rules, which specify minimum net capital requirements for registered broker-dealers and NASD members, are designed to assure that broker-dealers maintain adequate net capital in relation to their liabilities and the size of their customers’ business. These requirements have the effect of requiring that a substantial portion of a broker-dealer’s assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies. Compliance with these net capital rules could limit operations that require extensive capital, such as underwriting or trading activities. Additionally, our trust subsidiary, Salient Trust, is subject to minimum net capital requirements under the Texas Trust Company Act. A failure to comply with the net capital requirements could impair Sanders Morris Harris’s ability to conduct business as a broker-dealer and Salient Trust’s ability to conduct business as a trust company.

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

As a holding company, we depend on dividends, distributions, and other payments from our subsidiaries to fund any dividend payments and to fund all payments on our obligations. As a result, any regulatory action that restricts Sanders Morris Harris’s or Salient Trust’s ability to make payments to us could impede access to funds we need to make dividend payments or payments on our obligations.

Risks Relating to Owning Our Common Stock

Our common stock price may be volatile, which could adversely affect the value of your shares. Our common stock may trade at prices below your purchase price.

The market price of our common stock may be subject to significant fluctuations in response to many factors, including:

•  our perceived prospects;

•  the perceived prospects of the securities and financial services industries in general;

•  differences between our actual financial results and those expected by investors and analysts;

•  changes in securities analysts’ recommendations or projections;

•  our announcements of significant contracts, milestones, or acquisitions;

•  sales of substantial amounts of our common stock;

•  changes in general economic or market conditions, including conditions in the securities brokerage and investment banking markets or in the southwestern U.S.;

•  changing conditions in the industry of one of our major client groups; and

•  fluctuations in stock market price and volume unrelated to us or our operating performance.

Many of these factors are beyond our control. Any one of the factors noted herein could have an adverse effect on the value of our common stock. Our common stock may trade at prices below your purchase price.

Because our board of directors can issue common stock without shareholder approval, you could experience substantial dilution.

Our board of directors has the authority to issue up to 100,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval in certain circumstances. Future issuances of additional shares of our common stock could be at values substantially below the price at which you may purchase our stock and, therefore, could represent substantial dilution. In addition, our board of directors could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without shareholder approval.

Our ability to issue “blank check” preferred stock without approval by the holders of our common stock could adversely affect your rights as a common shareholder and could be used as an anti-takeover device.

Our charter allows our board of directors to issue preferred stock and to determine its rights, powers, and preferences without shareholder approval (“blank check” preferred stock). Future preferred stock issued under the board of directors’ authority could contain preferences over our common stock as to dividends, distributions, and voting power. Holders of preferred stock could, for example, be given the right to separately elect some number of our directors in all or specified events or an independent veto right over certain transactions, and redemption rights and liquidation preferences assigned to preferred shareholders could affect the residual value of your common stock. We could also use the preferred stock to deter or delay a change in control that may be opposed by management even if the transaction might be favorable to you as a common shareholder.

Anti-takeover provisions of the Texas Business Corporation Act and our charter could discourage a merger or other type of corporate reorganization or a change in control even if it could be favorable to the interests of our shareholders.

Provisions of our corporate documents and Texas law may delay or prevent an attempt to obtain control of our company, whether by means of a tender offer, business combination, proxy contest, or otherwise. These provisions include:

•  the authorization of “blank check” preferred stock;

•  the ability to remove directors only for cause, and then only on approval of the holders of two-thirds of the outstanding voting stock;

•  a restriction on the ability of shareholders to take actions by less than unanimous written consent; and

•  a restriction on business combinations with interested parties.

Our officers and directors own a substantial amount of our common stock and, therefore, exercise significant control over our corporate governance and affairs, which may result in their taking actions with which you do not agree.

Our executive officers and directors, and entities affiliated with them, control approximately 25% of our outstanding common stock (including exercisable stock options held by them). These shareholders, if they act together, will be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which you do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Item 1B.  Unresolved Staff Comments

         None.

Item 2. Properties

Our principal executive office together with certain brokerage and investment banking operations of SMH are located at 600 Travis, Houston, Texas and comprise approximately 67,000 square feet of leased office space, pursuant to lease arrangements expiring in 2017. We lease 24 other office locations including, Bethesda, Maryland; Boca Raton; Boston; Chicago; Cleveland (two locations); Colorado Springs; Columbus, Ohio; Dallas/Fort Worth (three locations); Fairfax, Virginia; Garden City, New York; Greenwich; Houston; Hunt Valley, Maryland; Jackson, Mississippi; Las Vegas; Los Angeles; New York City (two locations); San Francisco; Tranquility, New Jersey; and Tulsa. We lease all of our office space which management believes, at the present time is adequate for our business. We also lease communication and other office equipment.

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

The NASD initially conducted an inspection of our prime brokerage and private investment or hedge fund support operations based in our New York office in November 2004. Subsequent to such inspection, the NASD opened an investigation and requested the production of additional documents and materials on twelve occasions in 2005 and 2006 with respect to our prime brokerage and related hedge fund operations and has conducted formal interviews of a number of our employees involved in these operations. On August 16, 2006, Sanders Morris Harris received a “Wells letter” notification from the NASD, which states that the staff of the NASD has made a preliminary determination to recommend that disciplinary action be brought against Sanders Morris Harris and four of its employees based on alleged violations of certain conduct rules of the NASD, including NASD Conduct Rule 2110 relating to the alleged improper payment of soft dollar commissions to a fund manager and relating to the alleged improper sharing of commissions by two employees contrary to a written contract with an investment advisor and representations to the investors in one private investment partnership; NASD Conduct Rule 2210 relating to the content of hedge fund advertising materials; SEC Rule 17a-4 and NASD Conduct Rules 2210 and 3110 relating to the retention of certain email, instant messages, and advertising materials; NASD Conduct Rules 1031 and 2110 relating to the activities of an unregistered employee; and NASD Conduct Rules 2110 and 3010 relating to the written supervisory procedures of Sanders Morris Harris for its hedge fund and prime brokerage operations. Under the Wells procedure, Sanders Morris Harris has an opportunity to respond to the NASD before any action is taken against it. Sanders Morris Harris submitted its response to the NASD on October 11, 2006. Discussions are ongoing between the staff of the NASD and our legal counsel with respect to the alleged violations and possible settlement of the matter. There is no assurance that a prompt resolution can be reached or that the ultimate impact on the Company will not be material.

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

Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Global Market Security tier of The Nasdaq Stock Market under the symbol “SMHG.” The following table sets forth the quarterly high and low sales prices for our common stock during 2006 and 2005 for the calendar quarters indicated, each as reported on the Nasdaq National Market, and cash dividends declared per share of common stock:

			Cash
Calendar Period	High	Low	Dividend

2006:

First Quarter	$16.88	$14.89	$0.045
Second Quarter	$16.53	$14.32	$0.045
Third Quarter	$15.59	$12.40	$0.045
Fourth Quarter	$13.49	$10.75	$0.045

2005:

First Quarter	$18.64	$16.37	$0.045
Second Quarter	$18.79	$15.15	$0.045
Third Quarter	$17.51	$14.84	$0.045
Fourth Quarter	$17.23	$15.37	$0.045

At March 9, 2007, there were approximately 288 record holders of our common stock.

Dividend Policy

In 2002, our board of directors instituted a policy of paying regular quarterly dividends on our common stock. During 2005, we increased the declared quarterly dividend payment to $0.045 per share (an annual amount of $0.18 per share). In February 2007, the board of directors declared a cash dividend for the first quarter of 2007 in the amount of $0.045 per share. Our declaration and payment of future dividends is subject to the discretion of our board of directors. In exercising this discretion, the board of directors will take into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal and regulatory restrictions on the payment of dividends, and such other factors the board considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

For our equity compensation plans, the following table shows, at the end of fiscal year 2006, (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such options, warrants and rights, and (c) the number of securities remaining available for future issuance under the plans, excluding those issuable upon exercise of outstanding options, warrants and rights.

Number of securities
remaining available for
	Number of		future issuance
	securities	Weighted-	under equity
	to be issued	average	compensation
	upon exercise of	exercise price of	plans
	outstanding options,	oustanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))

	(a)	(b)	(c)

Equity compensation plans approved
by security holders	911,585	$8.08	2,325,002 (1)

Equity compensation plans not
approved by security holders	-	-	-

Total	911,585	$8.08	2,325,002
____________
(1)
The number of shares of our common stock available for incentive awards under our 1998 Incentive Plan is the greater of 4.0 million  shares or 25% of the total number of shares of our common stock from time to time outstanding.

Recent Sales of Unregistered Securities

On December 5, 2006, we issued 184,426 unregistered shares of common stock to The Edelman Financial Center, Inc. and its former owner, with an approximate valuation of $2.4 million additional consideration due for our purchase of a 51% interest in Edelman. The shares of common stock issued in this transaction were issued in a transaction not involving a public offering and exempt from registration under Section 4(2) of the Securities Act of 1933.

Corporate Performance

The line graph below shows a comparison of the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2006, as compared to the cumulative total return of the S&P 500 Index and the Nasdaq Financial Stocks Index assuming $100 was invested at market close on December 31, 2001.

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Sanders Morris Harris Group Inc.	100.0	174.1	250.0	362.1	337.6	266.5
Nasdaq Stock Market Index (US & Foreign)	100.0	68.8	103.8	112.9	115.5	127.4
Nasdaq Financial Stocks Index (1)	100.0	103.0	139.3	162.6	166.4	191.4

(1)	The Nasdaq Financial Stocks Index is composed of all Nasdaq companies with two-digit Standard Industrial Classification codes in the range 6000 through 6799.

Item 6. Selected Financial Data

The following data should be read together with the Consolidated Financial Statements and their related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included later in this Report.

	Year Ended December 31,
	(in thousands except per share amounts)

	2006	2005	2004	2003	2002

Statement of Operations:
Total revenues	$166,748	$124,475	$119,060	$103,934	$82,377
Income from
continuing operations	$10,308	$10,295	$12,043	$10,416	$5,399
Income (loss) from discontinued
operations, net of tax	(6,902)	379	371	-	-
Net income	$3,406	$10,674	$12,414	$10,416	$5,399

Diluted earnings (loss)
per common share:
Continuing operations	$0.49	$0.53	$0.66	$0.59	$0.32
Discontinued operations	(0.33)	0.02	0.02	-	-
Net earnings	$0.16	$0.55	$0.68	$0.59	$0.32

Weighted average common shares
outstanding and committed - diluted	20,915	19,253	18,302	17,622	16,918

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands except per share amounts)

Balance Sheet Data:
Cash and cash equivalents	$68,861	$17,867	$22,262	$33,406	$34,890
Securities	83,929	75,541	59,929	35,478	20,059
Total assets	282,042	208,689	172,433	139,469	117,323
Total liabilities	49,982	46,223	28,419	20,110	15,591
Minority interests	12,124	7,781	5,230	4,506	421
Shareholders' equity	219,936	154,685	138,784	114,853	101,311
Cash dividends declared
per common share	$0.18	$0.18	$0.15	$0.12	$0.10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for our services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where we do business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of our trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for our services; and (12) litigation and securities law liabilities. See “Risk Factors.” The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements and their related notes and other detailed information appearing elsewhere in this Annual Report.

Overview

The Company is a holding company that, through its subsidiaries and affiliates, provides asset/wealth management and capital markets services to a large and diversified group of clients and customers, including individuals, corporations, and financial institutions. A summary of these services follows:

Our Asset/Wealth Management segment provides investment advisory, wealth and investment management, financial planning, and trust services to high net worth and mass affluent individuals and institutions, including investment strategies and alternatives, tax efficient estate and financial planning, trusts, and agent/fiduciary investment management services, throughout their financial life cycle, as well as private client brokerage services. In addition, we provide specialized asset management products and services in specific investment styles to corporations and institutions both through internal marketing efforts and externally through formal sub-advisory relationships and other distribution arrangements with third parties.

Our Capital Markets segment provides investment banking, institutional equity and fixed income brokerage, prime brokerage services, and proprietary trading services to institutional clients.

Investment Banking includes capital raising, public offerings, and private placements of equity and debt securities, financial advisory services, including advice on mergers, acquisitions and restructurings, and merchant banking services.

Institutional Brokerage provides institutional equity and fixed income brokerage and institutional research to a broad array of institutions throughout North America, Europe, and Asia, including banks, retirement funds, mutual funds, endowments, investment advisors, and insurance companies.

Prime Brokerage Services provides trade execution, clearing, bookkeeping, reporting, custodial, securities borrowing, financing, research, and fund raising to hedge fund clients. The Company maintains proprietary trading accounts on behalf of individual securities traders through this division.

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

Our financial services business is affected by general economic conditions. Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management or advisement. The growth in assets under our management resulted in higher management fees for us. While growth in assets under management has resulted in higher management fees, the instability in the overall stock market, lower trading volume, and reduced commission rates have had a negative impact on our commission revenue.

We closely monitor our operating environment to enable us to respond promptly to market cycles. In addition, we seek to lessen earnings volatility by controlling expenses, increasing fee-based business, and developing new revenue sources. Nonetheless, operating results of any specific period should not be considered representative of future performance.

Components of Revenue and Expenses

Revenue. Our revenues are comprised primarily of (1) commission revenue from wealth advisory, prime and institutional brokerage transactions, (2) investment banking revenue from corporate finance fees, merger and acquisition fees, and merchant banking fees, (3) fees from asset-based advisory services, asset management, financial planning, and fiduciary services, and (4) principal transactions. We also earn interest on cash held and dividends received from the equity and fixed income securities held in our corporate capital accounts, earn fees through the sale of insurance products, and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearing fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During 2006, compensation and benefits represented 66.0% of total expenses and 57.7% of total revenue, compared to 67.1% of total expenses and 59.8% of total revenue during 2005.

Floor brokerage, exchange, and clearance fees include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business at SMH. SMH clears its transactions through several clearing firms, including Pershing LLC, a member of BNY Securities Group and a subsidiary of The Bank of New York, Goldman Sachs Execution & Clearing, L.P., ADP Clearing & Outsourcing, Inc., and First Clearing Corporation.

Other expenses include (1) occupancy expenses, such as rent and utility charges for facilities, (2) communications and data processing expenses, such as third-party systems, data, and software providers, (3) interest expense, and (4) other general and administrative expenses.

Results of Operations

Year Ended December 31, 2006 Compared to Year ended December 31, 2005

The May 10, 2005 acquisition of a 51% interest in Edelman is reflected in our operating results from the date of the transaction.

Total revenue increased $42.2 million to $166.7 million in 2006 from $124.5 million in 2005, while total expenses increased $34.8 million to $145.8 million in 2006 from $111.0 million in 2005. Equity in income of limited partnerships declined to $2.2 million in 2006 from $8.5 million in 2005, principally due to lower increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company. Income from continuing operations was $10.3 million, or $0.49 per diluted common share, in 2006 compared to $10.3 million, or $0.53 per diluted common share, in 2005. The loss from discontinued operations was $6.9 million, or $0.33 per diluted common share, in 2006, compared to income from discontinued operations of $379,000, or $0.02 per diluted common share, during 2005.

Commission revenue increased to $57.2 million in 2006 from $44.5 million during 2005 due to the addition of two new wealth advisory offices in 2006 and the inclusion of Edelman for a full year in 2006 versus only seven months in 2005. Investment banking revenue increased to $36.6 million in 2006 from $32.8 million in 2005 due to higher revenues from advisory services. Investment advisory and related services increased from $29.2 million during 2005 to $41.7 million in 2006. The inclusion of Edelman for a full year in 2006 as well as the conversion of almost half of Edelman’s assets under management from a commission basis to a fee-based fee structure are the principal factors that resulted in the higher investment advisory fee revenue. Additionally, an increase in assets under management at Salient and Capital Advisors contributed to the growth in investment advisory fee revenue. Principal transactions revenue increased from $9.8 million in 2005 to $18.7 million in 2006 as the result of higher proprietary trading activity at our Concept Capital prime brokerage services division. Interest and dividends increased to $6.6 million in 2006 from $4.6 million in 2005 due to an increase in both interest rates and the amount of money in the firm’s accounts that are earning interest income. Other income increased to $5.9 million in 2006 from $3.5 million, in 2005 due to an increase in fees earned on the Company’s cash balances and customer credit balances at its clearing firms resulting from higher deposit balances.

Employee compensation and benefits increased to $96.3 million in 2006 from $74.5 million in 2005 due to the higher revenues. Floor brokerage, exchange, and clearance fees increased to $7.4 million in 2006 from $4.7 million in 2005 as the result of higher trading volume in the proprietary trading operations of our Concept Capital division. Occupancy costs increased to $11.0 million in 2006 from $8.5 million in 2005 due to the inclusion of Edelman for the full 2006 year, and to the increase in the amount of rental space and related furniture and equipment necessary for the expansion of our proprietary trading operations. Interest expense doubled to $804,000 in 2006 from $402,000 in the prior year due to an increase in the Company’s debt during 2006. Most of the debt was repaid before the end of 2006. Other general and administrative expenses increased to $22.7 million in 2006 from $15.3 million in 2005. Higher legal costs associated with the settlement of two related customer arbitration claims during 2006, higher accounting costs associated with audit fees and the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the inclusion of Edelman for the full year of 2006 were the primary reasons for the increase in other general and administrative expense.

Our effective tax rates from continuing operations were 37.2% in 2006 and 40.7% in 2005. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes, which was partially affected by certain interest and dividend income not subject to tax.

During 2006, the Company hired a 30-person fixed income team and established an expanded fixed income division headquartered in New York. Over the course of the year, the division was unable to achieve sufficient revenues to offset its costs, many of which were in the form of guaranteed salaries and bonuses. During the third and fourth quarters, we decided to close and closed the division. As a result, we recorded a loss from discontinued operations of $3.8 million, net of tax, primarily consisting of operating losses.

Additionally, during 2006, Charlotte Capital, an investment advisor subsidiary of the Company, made the decision to terminate its existing advisory agreements and wind up its business. This decision was made due to the continuing decline of assets under management and to the fact that Charlotte Capital was not profitable. As a result, we recorded a loss from discontinued operations of $3.1 million, net of tax, consisting of a write down of goodwill, operating losses, and abandoned leases.

RESULTS BY SEGMENT

Asset/Wealth Management

	Year Ended December 31,
	2006	2005
	(in thousands)
Revenues	$80,452	$55,307

Income from continuing operations before income taxes	$12,838	$13,124

Revenues from asset/wealth management increased to $80.5 million in 2006 from $55.3 million in 2005 and income from continuing operations before income taxes declined to $12.8 million in 2006 from $13.1 million in 2005. Commission revenue increased to $23.5 million in 2006 from $14.2 million in 2005 due to the acquisition of Edelman in 2005 and the addition of two new wealth advisory offices in 2006. Investment advisory and related services increased to $41.6 million in 2006 from $29.2 million in 2005. Growth in assets under management at Salient and Capital Advisors, as well as the acquisition of Edelman, have contributed to the increase in revenues from investment advisory fees. Compensation expense rose to $45.8 million in 2006 from $32.0 million in 2005 due to the higher revenues. The change in value of our investments in limited partnerships resulted in a gain of $1.5 million in 2006 compared to $7.2 million in 2005. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in our consolidated financial statements. Income attributable to minority interests, which reduces our pretax income, increased to $6.7 million in 2006 from $4.6 million in 2005, principally due to increased income from one of the limited partnerships, of which minority interests own 50%.

Capital Markets

Investment Banking

	Year Ended December 31,
	2006	2005
	(in thousands)

Revenues	$25,239	$18,509

Income from continuing operations before income taxes	$7,728	$6,502

Revenues from investment banking increased to $25.2 million in 2006 from $18.5 million in 2005 and income from continuing operations before income taxes increased to $7.7 million in 2006 from $6.5 million in 2005. The revenue increase is primarily due to increased revenues from private placement transactions and advisory fees during 2006. Total expense increased to $17.5 million in 2006 from $12.0 million in 2005, principally due to additional compensation and other costs associated with the revenue increase.

Institutional Brokerage

	Year Ended December 31,
	2006	2005
	(in thousands)

Revenues	$21,349	$26,501

Income from continuing operations before income taxes	$2,819	$3,552

Revenues from institutional brokerage declined to $21.3 million in 2006 from $26.5 million in 2005 and income from continuing operations before income taxes declined to $2.8 million in 2006 from $3.6 million in 2005. Commission revenue declined to $13.9 million in 2006 from $15.8 million in 2005 reflecting a decline in both the number of shares traded in our institutional equity division and the commission revenue per share traded. These declines are largely the result of the growth in electronic trading strategy execution software that replaces, in some cases, the role of traditional traders. Additionally, sales credits from syndicate and investment banking activities declined by $2.7 million to $4.3 million in 2006 reflecting a lower volume of offerings sold by the institutional division. Total expenses declined to $18.5 million in 2006 from $22.9 million in 2005 primarily due to the decline in revenues.

Prime Brokerage Services

	Year Ended December 31,
	2006	2005
	(in thousands)

Revenues	$34,788	$19,613

Income from continuing operations before income taxes	$2,595	$1,956

Revenues from prime brokerage services increased to $34.8 million in 2006 from $19.6 million in 2005 and income from continuing operations before income taxes rose to $2.6 million in 2006 from $2.0 million in 2005. Commission revenue increased to $19.7 million in 2006 from $14.3 million in 2005, while principal transaction revenue increased to $12.6 million in 2006 from $4.2 million in 2005, reflecting growth in proprietary trading activities. Total expenses increased to $32.2 million during 2006 from $17.7 million during 2005 reflecting increased compensation and other costs related to proprietary trading activities. Compensation and other costs, when measured as a percentage of proprietary trading revenues, are higher than similar costs associated with other revenue sources.

Corporate Support

	Year Ended December 31,
	2006	2005
	(in thousands)

Revenues	$4,920	$4,545

Loss from continuing operations before income taxes	$(9,562)	$(7,781)

Revenues from corporate support increased to $4.9 million in 2006 from $4.5 million in 2005 and the loss from continuing operations before income taxes increased to $9.6 million in 2006 from $7.8 million in 2005. Interest and dividend income increased to $3.8 million in 2006 from $3.0 million in 2005 due to an increase in the amount of money earning interest, reflecting proceeds from the Company’s stock offering during 2006, and due to higher interest rates during 2006. Total expenses increased to $15.2 million in 2006 from $13.6 million in 2005. Accounting expenses increased by $742,000 due to higher audit and Sarbanes Oxley related costs. Unallocated research costs totaled $783,000 during 2006.

Year Ended December 31, 2005 Compared to Year ended December 31, 2004

The May 10, 2005 acquisition of a 51% interest in Edelman is reflected in our operating results from the date of the transaction.

Total revenues increased to $124.5 million in 2005 from $119.1 million in 2004 primarily due to an increase in investment advisory and related services from our asset management business. This revenue increase was mainly the result of revenues attributable to Edelman from the date of its acquisition in May 2005. Total expenses increased to $111.0 million in 2005 from $101.4 million in 2004, primarily due to additional personnel. Equity in income of limited partnerships increased to $8.5 million in 2005 from $6.5 million in 2004, principally due to increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company. Income from continuing operations declined to $10.3 million, or $0.53 per diluted share in 2005, compared to $12.0 million, or $0.66 per diluted share in 2004.

Commission revenue decreased to $44.5 million in 2005 from $52.9 million in 2004 primarily due to lower trading volume and reduced commission rates. Investment banking revenues increased to $32.8 million in 2005 from $32.4 million in 2004. Other income increased from $2.5 million in 2004 to $3.5 million in 2005, due to an increase in fees earned on the Company’s cash balance and customer credit balances at its clearing firms resulting from higher deposit balances.

The increase in employee compensation and benefits to $74.5 million in 2005 from $69.6 million in 2004 reflects additional personnel in both sales related and overhead positions throughout the Company, as well as the acquisition of Edelman in 2005. Floor brokerage, exchange, and clearance fees declined to $4.7 million in 2005 from $5.7 million in 2004 due to reduced trading volumes. Occupancy expense increased to $8.5 million in 2005 from $7.0 million in 2004 due to higher rental and depreciation costs associated with additional office facilities, furniture, and equipment necessary for the Company’s growth. Other general and administrative expenses increased to $15.3 million in 2005 from $11.0 million in 2004, largely due to additional overhead costs related to our expansion.

Our effective tax rates from continuing operations were 40.7% and 40.6% in 2005 and 2004, respectively. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes.

RESULTS BY SEGMENT

Asset/Wealth Management

	Year Ended December 31,
	2005	2004
	(in thousands)

Revenues	$55,307	$46,343

Income from continuing operations before income taxes	$13,124	$13,511

Revenues from asset/wealth management increased to $55.3 million in 2005 from $46.3 million in 2004 and income from continuing operations before income taxes declined to $13.1 million in 2005 from $13.5 million in 2004. Investment advisory and related services increased to $29.2 million in 2005 from $16.2 million in 2004. Growth in assets under management at Salient and Capital Advisors, as well as the acquisition of Edelman in 2005, have contributed to the increase in revenues from advisory fees. Commission revenue declined to $14.2 million in 2005 from $16.8 million in 2004 reflecting reduced trading volume during 2005. Compensation expense rose to $32.0 million in 2005 from $24.8 million in 2004 due to the higher revenues. The change in value of our investments in limited partnerships resulted in a gain of $7.2 million in 2005 compared to $5.6 million in 2004. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in our consolidated financial statements. Income attributable to minority interests, which reduces our pretax income, increased to $4.6 million in 2005 from $3.9 million in 2004, principally due to increased income from one of the limited partnerships, of which minority interests own 50%.

Capital Markets

Investment Banking

	Year Ended December 31,
	2005	2004
	(in thousands)

Revenues	$18,509	$16,536

Income from continuing operations before income taxes	$6,502	$7,254

Revenues from investment banking increased to $18.5 million in 2005 from $16.5 million in 2004 and income from continuing operations before income taxes decreased to $6.5 million in 2005 from $7.3 million in 2004. The revenue increase is primarily due to increased revenues from private placement transactions and public offerings during 2005. Total expense increased to $12.0 million in 2005 from $9.3 million in 2004, principally due to additional compensation and other costs associated with the revenue increase.

Institutional Brokerage

	Year Ended December 31,
	2005	2004
	(in thousands)

Revenues	$26,501	$30,760

Income from continuing operations before income taxes	$3,552	$5,243

Revenues from institutional brokerage declined to $26.5 million in 2005 from $30.8 million in 2004 and income from continuing operations before income taxes declined to $3.6 million in 2005 from $5.2 million in 2004. Commission revenue declined to $15.8 million in 2005 from $19.8 million in 2004 due to a slowdown in institutional commission transactions and a decline in commission rates charged to customers.

Prime Brokerage Services

	Year Ended December 31,
	2005	2004
	(in thousands)

Revenues	$19,613	$20,363

Income from continuing operations before income taxes	$1,956	$3,087

Revenues from prime brokerage services declined to $19.6 million in 2005 from $20.4 million in 2004 and income from continuing operations before income taxes decreased to $2.0 million in 2005 from $3.1 million in 2004. Commission revenue decreased to $14.3 million in 2005 from $16.7 million in 2004 reflecting an overall reduction in commission rates due to a decline in assets under management at our largest hedge fund client. Revenues from principal transactions, primarily gains on trades made by the independent professional traders, increased to $4.2 million in 2005 from $2.4 million in 2004 reflecting higher trading activity during 2005. Compensation expense decreased to $8.6 million in 2005 from $9.7 million in 2004 due to reduced personnel.

Corporate Support

	Year Ended December 31,
	2005	2004
	(in thousands)

Revenues	$4,545	$5,058

Loss from continuing operations before income taxes	$(7,781)	$(8,818)

Revenues from corporate support decreased to $4.5 million in 2005 from $5.1 million in 2004 and the loss from continuing operations before income taxes declined to $7.8 million in 2005 from $8.8 million in 2004. Revenues from principal transactions, which consist principally of changes in the values of our investment portfolios, decreased to $1.0 million in 2005 compared to $1.6 million in 2004. Compensation expense decreased to $7.2 million in 2005 from $8.1 million in 2004. In addition, goodwill impairment charges totaling $800,000 related to the Company’s consolidation of Brava Therapeutics were recorded during 2004.

Liquidity and Capital Resources

Cash Requirements

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, (3) debt repayment, and (4) funds used for acquisitions.

The Company had two credit facilities in effect at December 31, 2006. In May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. In May 2006, this credit agreement was amended to increase the revolving credit facility to $18.0 million. The line of credit expires in May 2007, unless extended. There was no outstanding balance on the line of credit at December 31, 2006. In December 2005, Salient entered into a $2.5 million revolving credit facility that will expire in December 2007. The outstanding balance on the Salient line of credit was $555,000 at December 31, 2006.

The Company and its subsidiaries have contractual obligations under operating leases that expire by 2017 with initial noncancelable terms in excess of one year. The aggregate annual rentals for these operating leases, consisting of leases for office space and computer and office equipment, debt repayment including interest based on contractual maturities, along with the base amount of additional consideration for the acquisition of Edelman are as described in the following table (in thousands):

	Payment due by period

			After 1 but	After 3 but
		Within	within	within	After
Contractual Obligations	Total	1 year	3 years	5 years	5 years

Operating lease obligations	$45,953	$7,306	$12,600	$11,727	$14,320
Debt repayment including interest	555	555	-	-	-
Estimated amount of additional
consideration for Edelman acquisition	36,524	-	36,524	-	-
Total	$83,032	$7,861	$49,124	$11,727	$14,320

Operating expenses consist of compensation and benefits, floor brokerage, exchange, and clearing costs, and other expenses. These expenses are primarily dependent on revenues and, with the exception of obligations for office rentals, should require a limited amount of capital in addition to that provided by revenues during 2007. Currently, obligations for non-cancelable office leases total $7.3 million during 2007. Funds required for other working capital items such as receivables, securities owned, and accounts payable, along with expenditures to repurchase stock, are expected to total between $2.0 million and $4.0 million during 2007. Capital expenditure requirements are expected to total between $3.0 million and $5.0 million during 2007, mainly consisting of leasehold improvements, furniture, and computer equipment and software. Funds needed for acquisitions will depend on the completion of transactions that may not be identifiable until such time as the acquisition is completed.

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets. At December 31, 2006, we had approximately $68.9 million in cash and cash equivalents, which together with liquid assets, consisting of receivables from broker-dealers, deposits with clearing brokers and dealers, marketable securities owned, and securities available for sale totaled $109.0 million.

Sources and Uses of Cash

For the year ended December 31, 2006, net cash provided by operations totaled $13.9 million compared to $10.4 million during 2005.

Net income declined to $3.4 million in 2006 from $10.7 million during 2005, while working capital and other adjustments totaled $10.5 million during 2006 versus $(252,000) during 2005.

Securities owned increased by $6.6 million during 2006. The increase during 2006 consists of both new investments and net realized and unrealized gains on the investment portfolio. The realized gains are generally reinvested in the portfolio. The increase of $11.9 million in securities sold, not yet purchased in 2006 consist primarily of securities sold short to protect against losses on similar positions recorded as securities owned.

On October 4, 2006, we completed a sale of 5.0 million shares of common stock in an underwritten public offering, at a price to the public of $12.50 per share. Jefferies & Company, Inc. led the underwriting team, with Sandler O’Neill & Partners, L.P. as co-manager for the offering. We received net proceeds (before expenses) of $58.8 million, which were used to repay the outstanding balance of our revolving credit facility and to provide funds for general corporate purposes, including expansion of our business and working capital.

Capital expenditures for 2006 were $5.7 million compared to $3.8 million in 2005, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for our growth.

At December 31, 2006, Sanders Morris Harris, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the SEC's Uniform Net Capital Rules and had capital in excess of the required minimum. Salient Trust was in compliance with the Texas Department of Banking’s net capital requirement and had capital in excess of the required minimum.

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

Generally, investments in shares of public companies are valued at a discount of up to 30% to the closing market price on the balance sheet date if the shares are not readily marketable. Investments in unregistered shares of public companies are valued at a 30% discount from the most recent sales price of registered shares, except in cases where the securities may be sold pursuant to a currently effective registration statement or an exemption from registration and there exists sufficient trading volume in the securities, in which case the market price is used. The discounts reflect liquidity risk and contractual or statutory restrictions on transfer. Preferred stock of a public company is carried at its liquidation preference. Investments in private companies are valued at the purchase price until there is a basis for revaluation. Revaluation may result from a subsequent public offering or private placement, an event that has occurred indicating valuation increase or impairment, or other pertinent factors and events. Investments in limited partnerships are accounted for using the equity method, which approximates fair value.

Investments in not readily marketable securities, marketable securities with insufficient trading volumes, and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments. Such differences could be material to the financial statements. At December 31, 2006 and 2005, the Company’s investment portfolios included investments totaling $45.4 million and $43.0 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

Goodwill. Goodwill is recorded for the excess of the purchase price over the fair value of identifiable net assets acquired through a merger transaction. Goodwill is not amortized, but instead is tested for impairment at least annually using a fair value approach.

The Company uses several methods to value its reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and industry guidelines for the valuation of private companies in a similar business. The Company determined that the fair values of the reporting units exceeded their carrying values; therefore, goodwill does not appear to be impaired. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (Revised 2004), which requires the Company to recognize the cost of all stock-based compensation in its consolidated financial statements. The Company’s equity-classified awards are measured at grant-date fair value and are not subsequently remeasured. The valuation of equity instruments underlying stock-based compensation, and the period during which the expense is recognized, is based on assumptions related to stock volatility, interest rates, vesting terms, and dividend yields. Changes in these assumptions, including forfeiture rates, could have significant impacts on the expense recognized.

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

Recent Accounting Pronouncements

See “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” in the accompanying notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of recent accounting pronouncements and their expected impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

The following discussion relates to our market risk sensitive instruments as of December 31, 2006.

Our trading equity and debt securities are marked to market on a daily basis. At December 31, 2006, our trading equity and debt securities were recorded at a fair value of $37.1 million. These trading equity and debt securities are subject to equity price risk. This risk would amount to approximately $3.7 million based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities. The actual equity price risk related to the trading equity securities may differ substantially.

Our market making, investing, and underwriting activities often involve the purchase, sale, or short sale of securities and expose our capital to significant risks, including market risk, equity price risk, and credit risk. Market risk represents the potential loss we may incur as a result of absolute and relative price movements, price volatility, and changes in liquidity in financial instruments due to many factors over which we have no control. Our primary market risk arises from the fact that we own a variety of investments that are subject to changes in value and could result in material gains or losses. We also engage in proprietary trading and make dealer markets in equity securities. In doing this, we are required to maintain certain amounts of inventories in order to facilitate customer order flow. We are exposed to equity price risk due to changes in the level and volatility of equity prices primarily in Nasdaq and over-the-counter markets. Changes in market conditions could limit our ability to resell securities purchased or to purchase securities sold short. Direct market risk exposure to changes in foreign exchange rates is not material. We do not use derivatives for speculative purposes.

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

At December 31, 2006, securities owned by the Company were recorded at a fair value of $82.5 million, including $37.1 million in marketable securities, $36.1 million representing our investments in limited partnerships and $9.3 million representing other not readily marketable securities.

We do not act as dealer, trader, or end-user of complex derivative contracts such as swaps, collars, and caps. However, Sanders Morris Harris does act as a dealer and trader of mortgage-derivative securities, called collateralized mortgage obligations (CMOs or REMICs). Mortgage-derivative securities redistribute the risks associated with their underlying mortgage collateral by redirecting cash flows according to specific formulas or algorithms to various tranches or classes designed to meet specific investor objectives.

At December 31, 2006, Salient Trust had securities available for sale with a fair value of $1.5 million. These securities have an original cost of $1.3 million, and are subject to equity price risk. At December 31, 2006, the unrealized increase in market value totaling $141,000, less tax of $55,000, has been included as a separate component of shareholders’ equity.

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions, and inadequacies or breaches in our internal control processes. Our businesses are highly dependent on our and our third party providers’ ability to process, on a daily basis, a large number of transactions across numerous and diverse markets. In addition, the transactions we process have become increasingly complex. If any of our or our third party providers’ financial, accounting, or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people, or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

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

Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance maintained by us.

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

Item 8. Financial Statements and Supplementary Data

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheet as of December 31, 2006 and 2005	38

Consolidated Statement of Operations for each of the years in the three-year period ended
December 31, 2006	39

Consolidated Statement of Changes in Shareholders' Equity for each of the years in the
three-year period ended December 31, 2006	40

Consolidated Statement of Cash Flows for each of the years in the three-year period ended
December 31, 2006	41

Notes to Consolidated Financial Statements	42

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sanders Morris Harris Group Inc.:

We have audited the accompanying consolidated balance sheet of Sanders Morris Harris Group Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in note 2, the Company has restated the consolidated financial statements as of and for the years ended December 31, 2005 and 2004.

As described in note 1, the Company changed its method for accounting for stock-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sanders Morris Harris Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
March 16, 2007

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
As of December 31, 2006 and 2005
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2006	2005
		(restated)
ASSETS
Cash and cash equivalents	$68,861	$17,867
Receivables, net of allowance of $227 and $512, respectively:
Broker-dealers and clearing organizations	505	433
Customers	16,720	9,292
Related parties	6,212	6,547
Other	5,587	1,815
Deposits with clearing organizations	1,084	1,073
Securities owned	82,462	73,657
Securities available for sale	1,467	1,884
Furniture, equipment, and leasehold improvements, net	12,323	9,673
Other assets and prepaid expenses	2,048	2,050
Goodwill, net	84,773	84,398
Total assets	$282,042	$208,689

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$25,550	$21,669
Borrowings	555	10,706
Deferred tax liability, net	3,037	2,408
Securities sold, not yet purchased	20,107	8,168
Payable to broker-dealers and clearing organizations	733	3,272
Total liabilities	49,982	46,223

Commitments and contingencies

Minority interests	12,124	7,781

Shareholders' equity:
Preferred stock, $0.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares
authorized; 25,273,437 and 19,634,260 shares issued,
respectively	253	196
Additional paid-in capital	199,176	134,004
Retained earnings	23,902	23,936
Accumulated other comprehensive income	86	30
Treasury stock, at cost, 739,411 shares and 739,402 shares,
respectively	(3,481)	(3,481)
Total shareholders' equity	219,936	154,685
Total liabilities and shareholders' equity	$282,042	$208,689

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For each of the years in the three-year period ended December 31, 2006
(in thousands, except per share amounts)

	2006	2005	2004
Revenues:
Commissions	$57,229	$44,497	$52,934
Investment banking	36,569	32,800	32,352
Investment advisory and related services	41,723	29,228	17,243
Principal transactions	18,708	9,821	9,799
Interest and dividends	6,637	4,608	4,253
Other income	5,882	3,521	2,479
Total revenues	166,748	124,475	119,060

Expenses:
Employee compensation and benefits	96,258	74,465	69,633
Floor brokerage, exchange, and clearance fees	7,363	4,726	5,732
Communications and data processing	7,721	7,581	7,184
Occupancy	11,011	8,528	7,028
Interest	804	402	36
Goodwill impairment charge	-	-	800
Other general and administrative	22,687	15,327	10,964
Total expenses	145,844	111,029	101,377

Income from continuing operations before equity in income of
limited partnerships, minority interests and income taxes	20,904	13,446	17,683
Equity in income of limited partnerships	2,222	8,482	6,492
Income from continuing operations before minority interests
and income taxes	23,126	21,928	24,175
Minority interests in net income of consolidated companies	(6,708)	(4,575)	(3,898)
Income from continuing operations before income taxes	16,418	17,353	20,277
Provision for income taxes	6,110	7,058	8,234
Income from continuing operations	10,308	10,295	12,043
Income (loss) from discontinued operations, net of tax of
$(3,965), $252, and $247, respectively	(6,902)	379	371
Net income	$3,406	$10,674	$12,414

Basic earnings (loss) per common share:
Continuing operations	$0.50	$0.55	$0.68
Discontinued operations	(0.33)	0.02	0.02
Net earnings	$0.17	$0.57	$0.70
Diluted earnings (loss) per common share:
Continuing operations	$0.49	$0.53	$0.66
Discontinued operations	(0.33)	0.02	0.02
Net earnings	$0.16	$0.55	$0.68

Weighted average common shares outstanding and committed:
Basic	20,475	18,660	17,699
Diluted	20,915	19,253	18,302

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For each of the years in the three-year period ended December 31, 2006
(in thousands, except shares and per share amounts)

	Amounts						Shares
	2006		2005		2004		2006	2005	2004
Common stock
Balance, beginning of year	$196		$185		$180		19,634,260	18,547,978	17,991,653
Sale of stock	50		-		-		5,000,000	-	-
Stock issued for acquisition	2		4		-		189,812	362,105	-
Stock issued pursuant to commitment	-		4		-		-	440,000	-
Stock issued for investment	-		-		1		-	-	66,538
Stock issued pursuant to employee benefit plan	5		3		4		449,365	284,177	489,787
Balance, end of year	253		196		185		25,273,437	19,634,260	18,547,978
Common stock committed
Balance, beginning of year	-		7,819		-		-	440,000	-
Stock committed for acquistion	-		-		7,819		190,431	-	440,000
Stock issued pursuant to commitment	-		(7,819)		-		(190,431)	(440,000)	-
Balance, end of year	-		-		7,819		-	-	440,000
Additional paid-in capital
Balance, beginning of year	134,004		117,859		112,026
Sale of stock	58,391		-		-
Stock issued for acquisition	2,380		6,246		-
Stock issued pursuant to commitment	-		7,815		-
Stock issued for investment	-		-		964
Stock issued pursuant to employee benefit plan; including tax benefit	2,001		103		2,638
Amortization of restricted stock grants	2,385		1,981		2,206
Collection of receivable for shares issued	15		-		25
Balance, end of year	199,176		134,004		117,859
Retained earnings
Balance, beginning of year	23,936		16,452		6,015
Cash dividends ($0.18 per share in 2006; $0.18 per share in 2005; and $0.15
per share in 2004)	(3,440)		(3,190)		(1,977)
Net income	3,406	3,406	10,674	10,674	12,414	12,414
Balance, end of year	23,902	3,406	23,936	10,674	16,452	12,414
Accumulated other comprehensive income (loss)
Balance, beginning of year	30		(50)		(70)
Net change in unrealized appreciation
on securities available for sale	89	89	133	133	29	29
Income tax expense on change in unrealized
appreciation on securities available for sale	(33)	(33)	(53)	(53)	(9)	(9)
Balance, end of year	86	56	30	80	(50)	20
Comprehensive income		3,462		10,754		12,434
Treasury stock
Balance, beginning of year	(3,481)		(3,481)		(3,298)		(739,402)	(739,402)	(724,003)
Acquisition of treasury stock	-		-		(183)		(9)	-	(15,399)
Balance, end of year	(3,481)		(3,481)		(3,481)		(739,411)	(739,402)	(739,402)
Total shareholders' equity and common shares outstanding
and committed	$219,936		$154,685		$138,784		24,534,026	18,894,858	18,248,576

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For each of the years in the three-year period ended December 31, 2006
(in thousands)

	2006	2005	2004
		(restated)	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,406	$10,674	$12,414
Adjustments to reconcile net income to net cash provided by
operating activities:
Realized (gain) loss on securities available for sale	(12)	311	(80)
Gain on sales of assets	(9)	-	-
Depreciation	2,873	2,107	1,874
Provision for bad debts	836	248	175
Compensation expense related to amortization of restricted
stock grants	2,385	1,981	2,206
Goodwill impairment charge	4,456	-	800
Deferred income taxes	596	828	870
Equity in income of limited partnerships	(2,222)	(8,482)	(6,492)
Minority interests in net income of consolidated companies	6,708	4,859	4,176
Net change in:
Receivables	(11,775)	(441)	(4,418)
Deposits with clearing organizations	(11)	(5)	(14)
Securities owned	(6,583)	(7,178)	(17,871)
Other assets and prepaid expenses	2	115	114
Accounts payable and accrued liabilities	3,814	910	525
Securities sold, not yet purchased	11,939	1,819	6,094
Payable to broker-dealers and clearing organizations	(2,539)	2,676	(236)
Net cash provided by operating activities	13,864	10,422	137
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,669)	(3,799)	(5,261)
Acquisitions, net of cash acquired of $0, $421, and $527, respectively	(2,382)	(16,106)	(3,263)
Purchases of securities available for sale	-	(1,151)	(1,664)
Proceeds from sales and maturities of securities available for sale	520	1,022	1,850
Proceeds from sales of assets	155	-	-
Net cash used in investing activities	(7,376)	(20,034)	(8,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	58,441	-	-
Acquisition of treasury stock	-	-	(183)
Proceeds from shares issued pursuant to employee benefit plan	1,490	106	2,643
Tax benefit of stock options exercised	516	-	-
Collection of receivables for shares issued	15	-	25
Proceeds from borrowings	8,119	13,206	-
Repayment of borrowings	(18,270)	(2,500)	-
Investments by minority interests	47	41	71
Distributions to minority interests	(2,412)	(2,446)	(3,522)
Payments of cash dividends	(3,440)	(3,190)	(1,977)
Net cash provided by (used in) financing activities	44,506	5,217	(2,943)
Net increase (decrease) in cash and cash equivalents	50,994	(4,395)	(11,144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,867	22,262	33,406
CASH AND CASH EQUIVALENTS AT END OF YEAR	$68,861	$17,867	$22,262

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through its operating subsidiaries, Sanders Morris Harris Inc. (“Sanders Morris Harris” or “SMH”), Salient Capital Management, LLC (“Salient”), SMH Capital Advisors, Inc. (“Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), and Select Sports Group, Ltd. (“SSG”), Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including asset and wealth management (including investment advice and management, financial planning, trust related services, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage services, and research). The Company serves a diverse group of institutional, corporate, and individual clients.

The Company merged with and acquired its operating subsidiaries from 1999 through 2006. The acquisitions were accounted for using the purchase method and, accordingly, results of an acquired entity are included in the Company’s consolidated financial statements from the date of acquisition. As a result, the current period results are not comparable to the prior periods.

During the third quarter of 2006, the Company closed the activities of the division known as Fixed Income National, which began operations during the first quarter of 2006. Fixed Income National provided fixed income brokerage services to institutional clients. The operating results of the Fixed Income National division are included in income (loss) from discontinued operations, net of tax, and are not included in the segment disclosures.

During the fourth quarter of 2006, the Company closed Charlotte Capital, LLC (“Charlotte Capital”). The assets and liabilities of the business consist primarily of accounts receivable from customers and obligations incurred in the normal course of business. The operating results of Charlotte Capital are included in income (loss) from discontinued operations, net of tax, and are not included in the segment disclosures for all periods presented.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Variable Interest Entities

The Company consolidates Brava Therapeutics, Inc. (“Brava”) as a variable interest entity (“VIE”) but the results are not significant to the Company.

Management's Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Securities Owned

Marketable securities are carried at fair value based on quoted market prices. Not readily marketable securities are valued at fair value based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time. Unrealized gains or losses from marking securities owned to market value are included in revenue under the caption “Principal Transactions”. Securities not readily marketable include securities (1) for which there is no market on a securities exchange or no independent publicly quoted market, (2) that cannot be publicly offered or sold unless registration is effected under the Securities Act of 1933 or other applicable securities acts, or (3) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company. Proprietary transactions and the related income/expense are recorded on the trade date. Realized gains and losses from sales of securities owned are computed using the average cost method and are also included in revenue under the caption “Principal Transactions”.

Investments in not readily marketable securities, marketable securities with insufficient trading volumes, and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments. Such differences could be material to the financial statements. At December 31, 2006 and 2005, the Company’s investment portfolios included investments totaling $45.4 million and $43.0 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

Securities Available for Sale

Securities available for sale include marketable equity securities and debt instruments owned by Salient Trust Co., LTA (“Salient Trust”), a subsidiary of the Company, with maturities greater than three months when purchased. These securities are recorded at cost and are adjusted for unrealized holding gains and losses due to market fluctuations. These unrealized gains or losses, net of taxes, are recorded as other comprehensive income (loss) and are shown as a separate component of shareholders’ equity. Realized gains and losses from sales of securities available for sale are recorded using the specific identification method.

Furniture, Equipment, and Leasehold Improvements

Furniture, equipment, and leasehold improvements are carried at cost. Depreciation of furniture and equipment is computed on a straight-line basis over a three to seven year period. Amortization of leasehold improvements is computed on a straight-line basis over the term of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

During the year ended December 31, 2006, the Company recognized goodwill impairment charges totaling $4.5 million related to its ownership of Charlotte Capital. During the fourth quarter of 2006, the Company made the decision to close and closed Charlotte Capital. The operating results of Charlotte Capital, including the goodwill impairment charges, are included in income (loss) from discontinued operations, net of tax, in the accompanying consolidated statement of operations.

During the year ended December 31, 2004, the Company recognized goodwill impairment charges totaling $800,000 related to its consolidation of Brava.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (Revised 2004). SFAS No. 123R established standards for the accounting for transactions in which an entity (1) exchanges its equity instruments for goods or services, or (2) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminated the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R was effective for the Company on January 1, 2006. The Company transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, the Company applies SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchase and cancellations of existing awards before and after the adoption of this standard.

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

Investment Advisory and Related Services

Revenues from investment advisory and related services consist primarily of portfolio and partnership management fees. Portfolio management fees are received quarterly and are recognized as earned when payments are due. Partnership management fees are received quarterly and are recognized as earned on a monthly basis.

Investments in Limited Partnerships

Investments in limited partnerships are accounted for at fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., SMH Credit Opportunity Fund, L.P. (formerly Tactical Opportunities High Yield Fund, L.P.), Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners, L.P., Concept Capital, LLC, Select Sports Group, Ltd., Endowment Advisors, L.P., SMH Private Equity Group I, L.P., SMH Private Equity Group II, L.P., Salient Enhanced Credit Fund, L.P., Salient Total Return Fund, L.P. and Global Hedged Equity Fund, L.P.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, accounts payable and accrued liabilities, borrowings, and payables to broker-dealers approximate cost due to the short period of time to maturity. Securities owned, securities available for sale, and securities sold, not yet purchased are carried at their fair values.

Sale of Stock

On October 4, 2006, we completed a sale of 5,000,000 shares of common stock in an underwritten public offering, at a price to the public of $12.50 per share. Jefferies & Company, Inc. led the underwriting team, with Sandler O’Neill & Partners, L.P. as co-manager for the offering. We received net proceeds (before expenses) of $58,750,000, which were used to repay the outstanding balance of our revolving credit facility and to provide funds for general corporate purposes, including expansion of our business and working capital.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform them with the 2006 presentation. Such reclassifications had no effect on the results of operations or shareholders’ equity as previously reported.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

The provisions of FIN 48 are effective for the Company on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The adoption of FIN 48 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108. SAB 108 allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year, with an offsetting adjustment to the opening balance of retained earnings. The Company adopted SAB 108 for its annual financial statements for the year ended December 31, 2006. No adjustment was made to the consolidated financial statements as the result of adoption of SAB 108.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. The Company is evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157. The Company is evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

2.   RESTATEMENT

During 2006, the Company restated its 2005 consolidated balance sheet and 2005 and 2004 consolidated statements of cash flows to correct an understatement of the Company’s previously reported cash balances resulting from errors in which cash in the Company’s clearing firm accounts was improperly offset against margin balances related to unsettled trades; and certain payables to broker-dealers for unsettled trades that were netted against its cash and margin balances in some of the Company’s clearing firm accounts. The result of this restatement on the 2005 consolidated balance sheet is as follows:

	December 31, 2005
	As Reported	As Restated

Cash and cash equivalents	$14,612	$17,867
Receivables from broker-dealers and clearing organizations	753	433
Receivables from customers	8,786	9,292
Receivables from related parties	6,227	6,547
Total assets	204,928	208,689
Accounts payable and accrued liabilities	21,130	21,669
Payable to broker-dealers and clearing organizations	-	3,272
Total liabilities	42,462	46,223

The result of this restatement on the 2005 and 2004 consolidated statements of cash flows is as follows:

	2005		2004
	As Reported	As Restated	As Reported	As Restated

Change in receivables	$65	$(441)	$(4,418)	$(4,418)
Change in accounts payable and accrued liabilities	437	910	587	525
Change in payable to broker-dealers and
clearing organizations	-	2,676	-	(236)
Net cash provided by operating activities	7,751	10,422	369	137
Net decrease in cash and cash equivalents	(7,066)	(4,395)	(10,912)	(11,144)
Cash and cash equivalents at beginning of year	21,678	22,262	32,590	33,406
Cash and cash equivalents at end of year	14,612	17,867	21,678	22,262

The result of this restatement on the 2006 and 2005 unaudited interim statements of cash flows is as follows:

	Nine Months Ended September 30,
	2006		2005
	As Reported	As Restated	As Reported	As Restated
	(unaudited)

Change in payable to broker-dealers and clearing
organizations	$(1,768)	$(2,160)	$9	$(575)
Net cash provided by operating activities	4,081	3,689	2,924	2,340
Net increase (decrease) in cash and cash equivalents	2,055	1,663	(6,136)	(6,720)
Cash and cash equivalents at beginning of the period	17,475	17,867	21,678	22,262
Cash and cash equivalents at end of the period	19,530	19,530	15,542	15,542

	Six Months Ended June 30,
	2006		2005
	As Reported	As Restated	As Reported	As Restated
	(unaudited)

Change in payable to broker-dealers and clearing
organizations	$32,763	$29,508	$1,346	$1,415
Net cash provided by (used in) operating activities	(1,941)	(5,196)	422	491
Net decrease in cash and cash equivalents	(3,942)	(7,197)	(7,394)	(7,325)
Cash and cash equivalents at beginning of the period	14,612	17,867	21,678	22,262
Cash and cash equivalents at end of the period	10,670	10,670	14,284	14,937

	Three Months Ended March 31,
	2006		2005
	As Reported	As Restated	As Reported	As Restated
	(unaudited)

Change in payable to broker-dealers and clearing
organizations	$11,329	$8,074	$(3)	$111
Net cash provided by (used in) operating activities	5,331	2,076	(1,063)	(952)
Net increase (decrease) in cash and cash equivalents	7,500	4,245	(1,730)	(1,619)
Cash and cash equivalents at beginning of the period	14,612	17,867	21,678	22,262
Cash and cash equivalents at end of the period	22,112	22,112	19,948	20,643

3.   ACQUISITIONS

On May 10, 2005, the Company acquired a 51% interest in Edelman, one of the leading financial planning firms in the country. The Company will acquire the remaining 49% of Edelman over four years. At acquisition, Edelman, based in Fairfax, Virginia, managed over $2.6 billion in assets. At the initial closing, SMHG bought 51% of the outstanding membership units of Edelman (“the First Tranche Units”). The Company paid $24.8 million, in a combination of cash and shares of the Company’s common stock, for the First Tranche Units, including contingent consideration of $4.8 million paid in 2006.

In May 2008, the Company will purchase an additional 25% membership interest in Edelman. The Company will pay an amount equal to 25% of a multiple of between 8 and 11 times Edelman’s pretax income for the fiscal year ending December 31, 2007 (the “Second Tranche Consideration”). The multiple will be determined based upon the compound annual growth rate of Edelman’s pretax income for the period beginning January 1, 2007 and ending December 31, 2007 over the period beginning January 1, 2005 and ending December 31, 2005. The Second Tranche Consideration will be paid in a combination of cash and the Company’s common stock.

In May 2009, the Company will purchase all of the remaining issued and outstanding membership interests of Edelman. The Company will pay an amount equal to 24% of a multiple of between 8 and 11 times Edelman’s pretax income for the fiscal year ending December 31, 2008 (the “Third Tranche Consideration”). The multiple will be determined based upon the compound annual growth rate of Edelman’s pretax income for the period beginning January 1, 2008 and ending December 31, 2008 over the period beginning January 1, 2005 and ending December 31, 2005. The Third Tranche Consideration will also be paid in a combination of cash and the Company’s common stock.

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

On April 15, 2005, the Company acquired a 50% interest in an investment advisory business of two financial advisors who are based in Colorado Springs, Colorado and the business operates as SMH Colorado. As the Company may exercise control to a degree greater than its voting interests, the acquisition was accounted for as a purchase and, accordingly, the financial information of SMH Colorado has been included in the Company’s consolidated financial statements from April 15, 2005. The consideration of $2.5 million, consisting of a combination of cash and shares of the Company’s common stock, exceeded the fair market value of identifiable net tangible assets by $2.5 million, which has been recorded as an other intangible asset.

On November 23, 2004, the Company acquired a 50% interest in SSG, a sports representation and management services firm based in Houston, Texas. The former owners of SSG received cash of approximately $2.8 million and 66,538 common shares of the Company with a market value of $965,000 on the acquisition date. Additionally, the Company paid SSG debt totaling approximately $596,000. As the Company may not exercise control to a greater degree than its voting interest, the Company’s investment in SSG is accounted for using the equity method.

4.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table sets forth pertinent information regarding the allowance for doubtful accounts (in thousands):

Balance at December 31, 2003	$400
Additions charged to cost and expenses	175
Charge off of receivables	(99)
Balance at December 31, 2004	476
Additions charged to cost and expenses	248
Charge off of receivables	(212)
Balance at December 31, 2005	512
Additions charged to cost and expenses	836
Charge off of receivables	(1,121)
Balance at December 31, 2006	$227

5.   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2006 and 2005 were as follows:

	2006		2005
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)		(in thousands)
Marketable:
U. S. government and agency	$260	$15	$4,619	$2,019
Corporate stocks and options	36,843	20,051	18,096	6,149
Corporate bonds	-	41	7,933	-
	37,103	20,107	30,648	8,168
Not readily marketable:
Limited partnerships	36,095	-	34,108	-
Warrants	8,795	-	7,356	-
Equities and options	469	-	1,545	-
	45,359	-	43,009	-
	$82,462	$20,107	$73,657	$8,168

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company. Not readily marketable securities consist of investments in limited partnerships, equities, options, and warrants. The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., SMH Credit Opportunity Fund, L.P. (formerly Tactical Opportunities High Yield Fund, L.P.), Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners, L.P., Concept Capital, LLC, Select Sports Group, Ltd., Endowment Advisors, L.P., SMH Private Equity Group I, L.P., SMH Private Equity Group II, L.P., Salient Enhanced Credit Fund, L.P., Salient Total Return Fund, L.P., and Global Hedged Equity Fund, L.P.

A summary of the results of operations and partners’ capital of the limited partnerships is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
	(in thousands)

Net investment income	$9,853	$6,534	$616
Unrealized gain (loss) on investments	(6,156)	19,900	(806)
Realized gain on investments	17,784	25,285	17,524
Increase in partners' capital resulting from operations	$21,481	$51,719	$17,334
Total assets	$369,834	$316,465	$260,752
Total liabilities	(26,856)	(23,499)	(23,135)
Partners' capital	$342,978	$292,966	$237,617

6.   SECURITIES AVAILABLE FOR SALE

Securities available for sale at December 31, 2006 and 2005 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
2006:
U.S. government and agency obligations	$717	$4	$(5)	$716
Corporate bond	250	-	(1)	249
Marketable equity securities	359	143	-	502
Total	$1,326	$147	$(6)	$1,467

2005:
U.S. government and agency obligations	$1,032	$6	$(12)	$1,026
Corporate bond	251	-	(1)	250
Marketable equity securities	551	87	(30)	608
Total	$1,834	$93	$(43)	$1,884

The contractual maturities of debt securities available for sale at December 31, 2006 were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Within one year	$750	$744
Over 25 years	217	221
	$967	$965

The Company’s available for sale portfolio is comprised of U.S. government agency obligations, corporate bond, and large cap equity securities. Two U.S. government agency obligations and one corporate bond had unrealized losses as of December 31, 2006. All had been in continuous unrealized loss positions for more than 12 months. Three U.S. government agency obligations, one corporate bond, and one equity security had unrealized losses as of December 31, 2005. All except the equity security had been in continuous unrealized loss positions for more than 12 months.

Securities available for sale in an unrealized loss position were as follows on December 31, 2006 (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agency
obligations	$-	$-	$495	$(5)	$495	$(5)
Corporate bond	-	-	249	(1)	249	(1)
Total temporarily impaired securities	$-	$-	$744	$(6)	$744	$(6)

Securities available for sale in an unrealized loss position were as follows on December 31, 2005 (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agency
obligations	$-	$-	$736	$(12)	$736	$(12)
Corporate bond	-	-	250	(1)	250	(1)
Marketable equity securities	70	(30)	-	-	70	(30)
Total temporarily impaired securities	$70	$(30)	$986	$(13)	$1,056	$(43)

Management evaluates securities available for sale to determine if a decline in value is other than temporary. Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Management believes the unrealized losses are temporary at December 31, 2006. However, a write-down accounted for as a realized loss may be necessary in the future.

Gross realized gains on sales of securities available for sale were $15,000, $21,000, and $174,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Gross realized losses on sales of securities available for sale were $3,000, $332,000, and $94,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Such gains and losses are included in revenue under the caption “Principal transactions.”

7.   RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from broker-dealers and clearing organizations at December 31, 2006 and 2005 were as follows:

	2006	2005
	(in thousands)

Receivables from broker-dealers and clearing organizations	$505	$433

8.   DEPOSITS WITH CLEARING ORGANIZATIONS

Under its clearing agreements, SMH is required to maintain a certain level of cash or securities on deposit with clearing organizations. Should the clearing organizations suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing organizations. The Company had $1.1 million on deposit as of December 31, 2006 and 2005, respectively, with clearing organizations to meet this requirement.

9.   FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Furniture, equipment, and leasehold improvements at December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(in thousands)

Furniture and fixtures	$3,904	$3,108
Equipment	8,200	8,027
Leasehold improvements	10,072	5,688
Accumulated depreciation and amortization	(9,853)	(7,150)
Furniture, equipment, and leasehold improvements, net	$12,323	$9,673

10.   BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. In May 2006, this credit agreement was amended to increase the revolving credit facility to $18.0 million. The line of credit expires in May 2007, unless extended. Borrowings under the line of credit bear interest at LIBOR plus 150 basis points. The interest rate on the Company’s borrowings ranged from 5.85% to 6.97% during 2006. Interest is payable quarterly on this line of credit. The credit facility is secured by a pledge of ownership interests in two of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt-to-EBITDA and liquidity to funded debt ratios, as well as minimum assets under management. At December 31, 2006, the Company was in compliance with all covenants. The line of credit has a commitment fee of 1/8% per annum. There was no outstanding balance on the line of credit at December 31, 2006.

During December 2005, Salient entered into a $2.5 million revolving credit facility with a bank. The line of credit expires in December 2007. Borrowings under the line of credit bear interest at LIBOR plus 165 basis points. The interest rate of Salient’s borrowings ranged from 6.03% to 7.05% during 2006 and was 7.00% at December 31, 2006. Interest is payable quarterly on this line of credit. The credit facility is unsecured and not subject to financial covenants; however, SMHG and the principals of Salient guarantee payment. The outstanding balance on the line of credit was $555,000 at December 31, 2006.

11.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(in thousands)

Accounts payable	$5,320	$4,995
Compensation	17,971	15,104
Other	2,259	1,570
Total accounts payable and accrued liabilities	$25,550	$21,669

12.   INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

From continuing operations:
Current	$5,275	$6,230	$7,364
Deferred	835	828	870
Income tax provision from continuing operations	6,110	7,058	8,234
From discontinued operations	(3,965)	252	247
Income tax provision	$2,145	$7,310	$8,481

The difference between the effective tax rate reflected in the income tax provision from continuing operations and the statutory federal rate is analyzed as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Expected federal tax at statutory rate of 34% for 2006
and 35% for 2005 and 2004	$5,582	$6,074	$7,097
State and other income taxes	528	984	1,137
Total	$6,110	$7,058	$8,234

The effective tax rates from continuing operations for the years ended December 31, 2006, 2005, and 2004 were 37.2%, 40.7%, and 40.6%, respectively.

The components of the deferred income tax assets and liabilities were as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred income tax assets:
Accumulated depreciation	$830	$368
Accrued liabilities	133	169
Allowance for doubtful accounts	85	204
Partnership income	-	77
Deferred compensation	1,288	312
Restricted stock compensation	96	-
FAS 123 expense	97	-
Total deferred tax assets	2,529	1,130
Deferred income tax liabilities:
Partnership loss	(183)	-
Unrealized gains on securities available for sale	(53)	(20)
Prepaid expenses	(370)	(489)
Imputed interest expense	(183)	-
Stock option expense	(553)	-
Goodwill amortization	(819)	(483)
Unrealized gain on securities	(3,403)	(2,539)
Other	(2)	(7)
Total deferred tax liabilities	(5,566)	(3,538)
Net deferred tax liability	$(3,037)	$(2,408)

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

The current tax receivable at December 31, 2006 and 2005 was $2.0 million and $1.6 million, respectively.

13.   ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

Substantially all employees are eligible to participate in the Sanders Morris Harris Group Inc. 401(k) defined contribution plan. The Company made no contributions to this plan in 2006, 2005, and 2004.

The Company has two types of stock-based compensation awards: (1) stock options, and (2) restricted common stock.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (Revised 2004), which requires the Company to recognize the cost of all stock-based compensation in its consolidated financial statements. The Company’s equity-classified awards are measured at grant-date fair value and are not subsequently remeasured. The valuation of equity instruments underlying stock-based compensation, and the period during which the expense is recognized, is based on assumptions related to stock volatility, interest rates, vesting terms, and dividend yields. Changes in these assumptions, including forfeiture rates, could have significant impacts on the expense recognized.

As a result of the adoption of SFAS No. 123R, the Company recognized additional pretax compensation cost of $261,000, or $159,000 net of tax, for the year ended December 31, 2006, which includes compensation expense relating to stock-based compensation awards outstanding as of December 31, 2005 and grants made subsequent to December 31, 2005. The recognition of stock-based compensation expense related to the adoption of SFAS No. 123R during the year ended 2006 resulted in a $0.01 decrease in basic and diluted earnings per common share. Cash flows from financing activities include $516,000 in cash inflows from excess tax benefits related to stock-based compensation. Such cash flows were previously reported as operating activities.

The following table illustrates the effect on net income for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148:

	2005	2004
	(in thousands, except per share amounts)

Net income	$10,674	$12,414
Deduct total stock based compensation expense
determined under the fair value based
method for all awards, net of related tax effects	(139)	(380)
Proforma net income	$10,535	$12,034

Earnings per share:
Basic-as reported	$0.57	$0.70
Basic-pro forma	$0.56	$0.68

Diluted-as reported	$0.55	$0.68
Diluted-pro forma	$0.55	$0.66

The Company’s 1998 Incentive Plan specifies that the number of shares of its common stock available for incentive awards or incentive stock options may not exceed the greater of 4,000,000 shares or 25% of the total number of shares of common stock outstanding.

Stock Options

The 1998 Incentive Plan provides for the issuance to eligible employees of, among other things, incentive and non-qualified stock options that may expire up to 10 years from the date of grant. The outstanding options vest over one to five year service periods and have an exercise price equal to the closing price of the Company’s stock on the date of the grant. Unvested options on the date of termination of employment are forfeited within 90 days of termination. Typically, new shares are issued upon the exercise of stock options.

During the years ended December 31, 2006, 2005, and 2004 153,686, 143,757 and 163,332 options were exercised for which the Company received proceeds of $792,000, $752,000, and $1.0 million, respectively, and the tax benefit realized from stock option exercises was $1.5 million, $1.6 million, and $1.1 million, respectively. The portion of stock-based compensation expense related to stock options that was unrecognized at December 31, 2006 was $374,000 and is expected to be recognized over a weighted average period of 2.21 years.

The following table sets forth information regarding the Company’s stock options for each of the three years in the period ended December 31, 2006:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise Price	Life	Value
			(in years)	(in thousands)

Outstanding at December 31, 2003	1,067,360	$5.25
Granted	132,500	12.75
Exercised	(163,332)	6.41		$1,123
Oustanding at December 31, 2004	1,036,528	6.03
Granted	22,500	17.03
Exercised	(143,757)	5.23		1,648
Oustanding at December 31, 2005	915,271	6.42
Granted	150,000	15.19
Exercised	(153,686)	5.15		1,483
Oustanding at December 31, 2006	911,585	8.08	5.01	4,276

Options exercisable at December 31, 2006	773,460	6.88	4.28	4,559

Options available for grant at December 31, 2006	2,325,002

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Wgtd. Avg.		Number
Range of	Outstanding	Remaining	Wgtd. Avg.	Exercisable at	Wgtd. Avg.
Exercise Prices	at 12/31/2006	Contr. Life	Exercise Price	12/31/2006	Exercise Price
$4.44-$6.04	581,585	3.15	$4.83	581,585	$4.83
$7.91-$9.15	25,000	6.12	8.16	25,000	8.16
$12.02-$17.20	305,000	8.46	14.27	166,875	13.81
$4.44-$17.20	911,585	5.01	8.08	773,460	6.88

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model. During 2006, 2005, and 2004, stock options were granted with the following weighted-average assumptions:

	December 31,
	2006	2005	2004
Expected Life in Years	5.00	10.00	10.00
Interest Rate	5.02%	4.14%	4.46%
Volatility	19.33%	24.64%	20.05%
Dividend Yield	1.24%	1.10%	1.20%
Weighted Average Fair Value of Options
Granted During the Period	$3.65	$5.98	$4.28

Restricted Stock

The 1998 Incentive Plan permits the Company to grant restricted common stock to its employees. Additionally, eligible employees and consultants are allowed to purchase in lieu of salary, commission, or bonus, shares of the Company’s restricted common stock at a price equal to 66.6% of the 20-day average of the closing sales prices for a share of the Company’s common stock, ending on the day prior to the date the shares were issued. All shares are valued at the closing price on the date the shares are issued. The value of restricted shares granted, less consideration paid, if any, is amortized to compensation expense over the one to five-year vesting periods assuming continued employment through such date.

Employees deferred compensation of $698,000, $495,000, and $17,000 during the years ended December 31, 2006, 2005, and 2004, respectively, that was used to purchase restricted common stock. The Company recognized pretax compensation expense of $2.4 million, $2.0 million, and $2.2 million, or $1.5 million, $1.2 million, and $1.3 million net of tax, during the years ended December 31, 2006, 2005, and 2004, respectively, related to its restricted common stock plan.

The following table summarizes certain information related to restricted common stock grants at December 31, 2006:

		Weighted
	Number of	Average
	Shares	Grant Date Fair Value

Nonvested at January 1, 2006	378,073	$13.60

Nonvested at December 31, 2006	523,302	$14.46

For the year ended December 31, 2006:

Granted	302,556	$14.87

Vested	150,450	$13.13

Forfeited	6,877	$13.99

At December 31, 2006, total unrecognized compensation cost, net of estimated forfeitures related to nonvested restricted stock totaled $4.7 million and is expected to be recognized over the next 59 months. The fair value of restricted stock vested during the years ended December 31, 2006, 2005, and 2004 was $2.2 million, $3.7 million, and $4.2 million, respectively.

14.   PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $0.10 per share. Shares of Preferred Stock may be issued from time to time by the Board of Directors, without action by the shareholders, in one or more series with such designations, preferences, special rights, qualifications, limitations, and restrictions as may be designated by the Board of Directors prior to the issuance of such series. No shares of Preferred Stock have been issued as of December 31, 2006.

15.   TREASURY STOCK

The Company repurchases its common stock from time to time primarily to offset the dilutive effect of its employee benefit plan. Such repurchases are accounted for using the cost method. No shares of common stock were reacquired during the years ended December 31, 2006 and 2005.

16.   EARNINGS PER COMMON SHARE

Basic and diluted earnings per share computations were as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)

Income from continuing operations	$10,308	$10,295	$12,043
Income (loss) from discontinued operations, net of tax	(6,902)	379	371
Net income	$3,406	$10,674	$12,414

Basic earning (loss) per common share:
Continuing operations	$0.50	$0.55	$0.68
Discontinued operations	(0.33)	0.02	0.02
Net earnings	$0.17	$0.57	$0.70

Diluted earnings (loss) per common share:
Continuing operations	$0.49	$0.53	$0.66
Discontinued operations	(0.33)	0.02	0.02
Net earnings	$0.16	$0.55	$0.68

Weighted average number of common shares outstanding:
Basic	20,475	18,660	17,699
Incremental common shares issuable under stock
option plan, net	440	593	603
Diluted	20,915	19,253	18,302

Outstanding stock options of 172,500, 22,500, and 57,500 at December 31, 2006, 2005, and 2004, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the years presented.

17.   GOODWILL AND OTHER INTANGIBLES

The Company recorded goodwill of $4.8 million during the third quarter of 2006 representing additional consideration paid to the minority shareholder of Edelman based on the profitability of Edelman for the year ended September 30, 2006.

During the year ended December 31, 2006, the Company recognized goodwill impairment charges totaling $4.5 million related to its ownership of Charlotte Capital. The principal factor contributing to our decision to record the impairment charge related to the continuing decline of assets under management and to the fact that Charlotte Capital was not profitable. The Company has no remaining goodwill related to Charlotte Capital. During the fourth quarter of 2006, the Company made the decision to close and closed Charlotte Capital. The operating results of Charlotte Capital, including the goodwill impairment charges, are included in income (loss) from discontinued operations, net of tax, in the accompanying consolidated statement of operations.

The Company recorded other intangible assets of $2.5 million during the second quarter of 2005 related to its purchase of a 50% interest in an investment advisory business of two financial advisors who are based in Colorado Springs, Colorado. The Company recorded goodwill of $20.2 million during May 2005 related to the acquisition of a 51% interest in Edelman.

During the year ended December 31, 2004, the Company recognized goodwill impairment charges totaling $800,000 related to its consolidation of Brava. The principal factors contributing to our decisions to record the impairment charge related to the uncertainty and timing of a proposed joint venture between Brava and another entity that would have created a more viable platform for further development of Brava’s products and expertise. The Company has no remaining goodwill related to its consolidation of Brava.

18.   COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $830,000, $199,000, $144,000, and $92,000 to the owners of four of the offices that we lease to secure payment of our lease obligations for those facilities. The Company has issued a letter of credit in the amount of $100,000 to secure the payment of the deductible portion of the Company’s workers compensation insurance policy.

The Company and Ric Edelman have organized a new entity, Edelman Personal Financial Advisors, LLC (“EPFA”), to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area. We committed to initially loan EPFA up to $10 million to cover its start-up expenses for 2007 and an additional $10 million, if necessary, commencing December 1, 2007. The loans to EPFA are payable on May 12, 2009. Mr. Edelman has guaranteed repayment of the EPFA obligation to the extent of funds that will be owed to him by the Company in connection with the purchase of Edelman. EPFA has entered into an agreement with Radio Networks, LLC, an affiliate of ABC, Inc. and The Walt Disney Company, to nationally syndicate Mr. Edelman’s weekly radio program. The program is initially being syndicated into seven additional markets, including Chicago, Dallas, Detroit, Houston, Los Angeles, New York City, and San Francisco.

The Company has uncommitted financing arrangements with clearing brokers that finance our customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheet for financial reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts. The Company is required to maintain certain cash or securities on deposit with our clearing brokers.

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at December 31, 2006.

The NASD initially conducted an inspection of our prime brokerage and private investment or hedge fund support operations based in our New York office in November 2004. Subsequent to such inspection, the NASD opened an investigation and requested the production of additional documents and materials on twelve occasions in 2005 and 2006 with respect to our prime brokerage and related hedge fund operations and has conducted formal interviews of a number of our employees involved in these operations. On August 16, 2006, Sanders Morris Harris received a “Wells letter” notification from the NASD, which states that the staff of the NASD has made a preliminary determination to recommend that disciplinary action be brought against Sanders Morris Harris and four of its employees based on alleged violations of certain conduct rules of the NASD, including NASD Conduct Rule 2110 relating to the alleged improper payment of soft dollar commissions to a fund manager and relating to the alleged improper sharing of commissions by two employees contrary to a written contract with an investment advisor and representations to the investors in one private investment partnership; NASD Conduct Rule 2210 relating to the content of hedge fund advertising materials; SEC Rule 17a-4 and NASD Conduct Rules 2210 and 3110 relating to the retention of certain email, instant messages, and advertising materials; NASD Conduct Rules 1031 and 2110 relating to the activities of an unregistered employee; and NASD Conduct Rules 2110 and 3010 relating to the written supervisory procedures of Sanders Morris Harris for its hedge fund and prime brokerage operations. Under the Wells procedure, Sanders Morris Harris has an opportunity to respond to the NASD before any action is taken against it. Sanders Morris Harris submitted its response to the NASD on October 11, 2006. Discussions are ongoing between the staff of the NASD and our legal counsel with respect to the alleged violations and possible settlement of the matter. There is no assurance that a prompt resolution can be reached or that the ultimate impact on the Company will not be material.

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

Total rental expense for operating leases was $6.4 million, $5.2 million, and $4.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. Rent expense on operating leases is recognized on a straight line basis over the life of the respective leases. The Company and its subsidiaries have obligations under operating leases that expire by 2017 with initial noncancelable terms in excess of one year. Aggregate annual rentals for office space and computer and office equipment are as follows (in thousands):

2007	$7,306
2008	6,393
2009	6,207
2010	6,039
2011	5,688
Thereafter	14,320
Total minimum rental payments	45,953
Minimum sublease rentals	(531)
Net minimum rental payments	$45,422

19.   CONCENTRATIONS OF CREDIT RISK

Financial investments that potentially subject the Company to concentrations of credit risk primarily consist of securities available for sale, securities owned, and all receivables. Risks and uncertainties associated with financial investments include credit exposure, interest rate volatility, regulatory changes, and changes in market values of equity securities. Future changes in market trends and conditions may occur that could cause actual results to differ materially from the estimates used in preparing the accompanying consolidated financial statements.

The Company executes, as agent, securities transactions on behalf of its customers. If either the customer or a counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction. The Company’s customer security transactions are transacted on either a cash or margin basis. In margin transactions, the customer is extended credit by the clearing broker, subject to various regulatory margin requirements, collateralized by cash and securities in the customer’s account. In connection with these activities, the Company executes customer transactions with the clearing broker involving the sale of securities not yet purchased (short sales). In the event the customer fails to satisfy its obligation, the Company may be required to purchase financial instruments at prevailing market prices in order to fulfill the customer’s obligations.

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

20.   NET CAPITAL REQUIREMENTS OF SUBSIDIARIES

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2006, SMH had net capital, as defined, of $16.0 million, which was $15.3 million in excess of its required net capital of $785,000. At December 31, 2006, Salient Trust’s net capital was in excess of the minimum capital of $1.5 million required by the Texas Department of Banking.

21.   BUSINESS SEGMENT INFORMATION

SMHG has two operating segments, Asset/Wealth Management and Capital Markets, and one non-operating segment Corporate Support. The business segments are based upon factors such as the services provided and distribution channels served. Certain services are provided to customers through more than one of our business segments.

The Asset/Wealth Management segment provides investment advisory, wealth and investment management, financial planning, and trust services to institutional and individual clients. It earns an advisory fee based on such factors as the amount of assets under management and the type of services provided. The asset management segment may also earn commission revenues from the sale of equity, fixed income, mutual fund, and annuity products; and sales credits from the distribution of investment banking issues. In addition, performance fees may be earned for exceeding performance benchmarks for the investment portfolios in the limited partnerships that we manage.

The Capital Markets segment generally provides corporate financing services to its institutional client base. These services are provided through three divisions: (i) investment banking, (ii) institutional brokerage, and (iii) prime brokerage services.

•
The Investment Banking division provides corporate securities underwriting, private financings, and financial advisory services. The Company participates in corporate securities distributions as a manager, co-manager, or member of an underwriting syndicate or of a selling group in public offerings managed by other underwriters. Fees earned for our role as an advisor, manager, or underwriter are included in the investment banking business. Sales credits associated with the distribution of investment banking products are reported in the Institutional Brokerage segment or the Asset and Wealth Management segment depending on the relevant distribution channel.

•
The Institutional Brokerage division distributes equity and fixed income products through its distribution network to its institutional clients. Institutional revenues consist of commissions and principal credits earned on transactions in customer brokerage accounts, net interest on customers’ margin loan and credit account balances, and sales credits from the distribution of investment banking products.

•
The Prime Brokerage Services division provides trade execution, clearing, custody, and other back-office services to hedge funds and other professional traders. Prime broker revenues consist of commissions and principal credits earned on equity and fixed income transactions, interest income from securities lending services to customers, and net interest on customers’ margin loan and credit account balances.

The Corporate Support segment includes realized and unrealized gains and losses on the Company’s investment portfolios, and interest and dividends earned on our cash and securities positions. Unallocated corporate revenues and expenses are included in Corporate Support. Gains and losses from sports representation and management services performed by SSG are included in Corporate Support.

The following summarizes certain financial information of each reportable business segment for each of the three years in the period ended December 31, 2006. SMHG does not analyze asset information in all business segments.

	2006	2005	2004
		(in thousands)
Revenues:
Asset/Wealth Management	$80,452	$55,307	$46,343
Capital Markets:
Investment banking	25,239	18,509	16,536
Institutional brokerage	21,349	26,501	30,760
Prime brokerage services	34,788	19,613	20,363
Capital Markets Total	81,376	64,623	67,659
Corporate Support	4,920	4,545	5,058
Total	$166,748	$124,475	$119,060

Income (loss) from continuing operations before equity in income of limited partnerships, minority interests and income taxes:
Asset/Wealth Management	$18,052	$10,505	$11,788
Capital Markets:
Investment banking	7,728	6,502	7,254
Institutional brokerage	2,819	3,552	5,243
Prime brokerage services	2,595	1,955	3,087
Capital Markets Total	13,142	12,009	15,584
Corporate Support	(10,290)	(9,068)	(9,689)
Total	$20,904	$13,446	$17,683

Equity in income of limited partnerships:
Asset/Wealth Management	$1,494	$7,192	$5,646
Capital Markets:
Investment banking	-	-	-
Institutional brokerage	-	-	-
Prime brokerage services	-	-	-
Capital Markets Total	-	-	-
Corporate Support	728	1,290	846
Total	$2,222	$8,482	$6,492

Minority interests in net (income) loss of
consolidated companies:
Asset/Wealth Management	$(6,708)	$(4,575)	$(3,923)
Capital Markets:
Investment banking	-	-	-
Institutional brokerage	-	-	-
Prime brokerage services	-	-	-
Capital Markets Total	-	-	-
Corporate Support	-	-	25
Total	$(6,708)	$(4,575)	$(3,898)

Income (loss) from continuing operations before income taxes:
Asset/Wealth Management	$12,838	$13,124	$13,511
Capital Markets:
Investment banking	7,728	6,502	7,254
Institutional brokerage	2,819	3,552	5,243
Prime brokerage services	2,595	1,956	3,087
Capital Markets Total	13,142	12,010	15,584
Corporate Support	(9,562)	(7,781)	(8,818)
Total	$16,418	$17,353	$20,277

22.   SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Cash paid for income taxes, net	$1,072	$5,603	$8,543
Cash paid for interest	842	280	37
Non-cash investing and financing activities:
Acquisitions:
Receivables	-	-	799
Fixed assets, net	-	338	31
Other assets	-	250	(978)
Securities owned	-	-	(800)
Goodwill	2,449	22,676	13,075
Accounts payable and accrued liabilities	(67)	(811)	(1,049)
Minority interests	-	(97)	2
Commitment to issue common stock	-	-	(7,819)
Common stock	(2,382)	(6,250)	-

23.   RELATED PARTIES

The Company had receivables from related parties totaling $6.2 million and $6.5 million at December 2006 and 2005, respectively, primarily consisting of $3.5 million and $5.1 million, respectively, of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company.

SMH earned fees of $2.4 million, $1.6 million, and $1.4 million in 2006, 2005, and 2004, respectively, through the sale of annuity products from HWG Insurance Agency, Inc. (“HWG”). The sole shareholder of HWG is an employee of SMH.

Ric Edelman has organized a new entity, Edelman Personal Financial Advisors, LLC (“EPFA”), to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area. We committed to initially loan EPFA up to $10 million to cover its start-up expenses for 2007 and an additional $10 million, if necessary, commencing December 1, 2007. The loans to EPFA are payable on May 12, 2009. Mr. Edelman has guaranteed repayment of the EPFA obligation to the extent of funds that will be owed to him by the Company in connection with the purchase of Edelman. EPFA has entered into an agreement with Radio Networks, LLC, an affiliate of ABC, Inc. and The Walt Disney Company, to nationally syndicate Mr. Edelman’s weekly radio program. The program is initially being syndicated into seven additional markets, including Chicago, Dallas, Detroit, Houston, Los Angeles, New York City, and San Francisco.

The Company, through its wholly owned venture capital investment company subsidiary, SMHG Capital Inc., owns an investment in Brava. The financial results of Brava are consolidated with those of SMHG. The Company’s president has an investment in Brava and serves on its board of directors. Another employee of the Company has an investment in Brava, serves as the president of Brava, and also serves on its board of directors.

The Company owns controlling interests in several limited liability companies that act as the general partners in several limited partnerships (the “Partnerships”). The Partnerships pay management fees to the general partners. Certain officers of SMH serve on the boards of directors of entities in which the Partnerships invest. In addition, SMH has served, and may in the future serve, as the placement agent advisor, offering manager, or underwriter for companies in which the Partnerships invest.

On March 1, 2006, Salient Partners sold a 4.0% ownership in The Endowment Fund to six employees of Salient for cash consideration of $593,000.

During 2004, the Company earned private placement commissions of approximately $824,000 from its role in raising capital for a client, which is majority owned by two directors of SMHG.

During 2001, the Company formed PTC - Houston Management, L.P. (“PTC”) to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston. An advisory director of SMHG and his family are the principal owners of an entity that is a 50% owner of PTC. Net operating income recognized by PTC totaled $593,000, $216,000, and $1.6 million in 2006, 2005, and 2004, respectively. Fifty percent of the net operating income, or $297,000, $108,000, and $782,000 in 2006, 2005, and 2004, respectively, was attributable to each of SMHG and the advisory director-owned entity.

24.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Three Months Ended
	(in thousands, except per share amounts)

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006
Total revenues	$42,003	$42,440	$41,259	$41,046

Income from continuing operations	$3,459	$2,494	$789	$3,566
Loss from discontinued operations, net of tax	(699)	(4,197)	(1,087)	(919)
Net income (loss)	$2,760	$(1,703)	$(298)	$2,647

Basic earnings (loss) per common share:
Continuing operations	$0.18	$0.13	$0.04	$0.15
Discontinued operations	(0.03)	(0.22)	(0.06)	(0.04)
Net earnings (loss)	$0.15	$(0.09)	$(0.02)	$0.11

Diluted earnings (loss) per common share:
Continuing operations	$0.18	$0.13	$0.04	$0.14
Discontinued operations	(0.04)	(0.22)	(0.05)	(0.03)
Net earnings (loss)	$0.14	$(0.09)	$(0.01)	$0.11

Weighted average common shares
oustanding and committed - basic	18,989	19,119	19,561	24,373

Weighted average common shares
outstanding and committed - diluted	19,482	19,581	19,994	24,743

	Three Months Ended
	(in thousands, except per share amounts)

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005
Total revenues	$25,540	$29,693	$33,640	$35,602

Income from continuing operations	$1,700	$2,106	$3,523	$2,966
Income (loss) from discontinued operations, net of tax	133	120	132	(6)
Net income	$1,833	$2,226	$3,655	$2,960

Basic earnings per common share:
Continuing operations	$0.09	$0.11	$0.18	$0.16
Discontinued operations	0.01	0.01	0.01	-
Net earnings	$0.10	$0.12	$0.19	$0.16

Diluted earnings per common share:
Continuing operations	$0.09	$0.11	$0.18	$0.15
Discontinued operations	0.01	0.01	0.01	-
Net earnings	$0.10	$0.12	$0.19	$0.15

Weighted average common shares
oustanding and committed - basic	18,305	18,606	18,845	18,874

Weighted average common shares
outstanding and committed - diluted	18,962	19,209	19,401	19,434

25.   DISCONTINUED OPERATIONS

During the third quarter of 2006, the Company made the decision to close and closed the activities in the division known as Fixed Income National, which began operations during the first quarter of 2006. This decision was made due to the division’s inability to achieve sufficient revenues to offset is costs, many of which were in the form of guaranteed salaries and bonuses. In conjunction with the discontinuance of the Fixed Income National division, during the year ended December 31, 2006, the Company recorded a loss of $3.8 million, net of tax, for operating losses and for costs related to the exit of the business including compensation commitments, abandoned leases, and other expenses.

During the fourth quarter of 2006, the Company made the decision to close and closed Charlotte Capital. This decision was made due to the continuing decline of assets under management and to the fact that Charlotte Capital was not profitable. The assets and liabilities of the business consist primarily of accounts receivable from customers and obligations incurred in the normal course of business. In conjunction with the closure of Charlotte Capital, during the year ended December 31, 2006, the Company recorded a loss of $3.1 million, net of tax, for operating losses and for costs related to the exit of the business, primarily consisting of goodwill impairment.

A summary of selected financial information of discontinued operations is as follows for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004

Operating activities:
Revenues	$3,034	$2,817	$2,472
Expenses	9,304	1,902	1,576
Goodwill impairment charge	4,456	-	-
Income (loss) from discontinued operations
before minority interests and income taxes	(10,726)	915	896
Minority interests in net (income) loss of
consolidated companies	203	(284)	(278)
Income (loss) from discontinued operations
before income taxes	(10,523)	631	618
Provision (benefit) for income taxes	(3,839)	252	247
Net income (loss) from operations, net of tax	(6,684)	379	371
Costs related to exit of business, net of tax	(218)	-	-
Income (loss) from discontinued operations	$(6,902)	$379	$371

Major classes of assets and liabilities of the Fixed Income National division and Charlotte Capital accounted for as discontinued operations in the accompanying consolidated balance sheet at December 31, 2006 and 2005 were as follows (in thousands):

	December 31,
	2006	2005

Receivables	$74	$428
Other assets	8	105
Total assets of discontinued operations	$82	$533
Accounts payable and accrued liabilities	$438	$295
Total liabilities of discontinued operations	$438	$295
Minority interest	$676	$1,087

26.   SUBSEQUENT EVENTS

On February 20, 2007, the Company’s board of directors declared a cash dividend for the first quarter of 2007 in the amount of $0.045 per share of common stock. The cash dividend will be payable on April 16, 2007, to holders of record as of the close of business on April 2, 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

Item 9A. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act), as of December 31, 2006, the end of the fiscal period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control financial reporting is included elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sanders Morris Harris Group Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting, that Sanders Morris Harris Group Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sanders Morris Harris Group Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Sanders Morris Harris Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
March 16, 2007

Item 9B.   Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  1. Financial Statements

The following financial statements of the Company and Report of Independent Registered Public Accounting Firm’s Report are included under Part II Item 8 of this Form 10-K.

Page
Sanders Morris Harris Group Inc.
Report of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheet as of December 31, 2006 and 2005	38
Consolidated Statement of Operations for each of the years in the three-year period ended
December 31, 2006	39
Consolidated Statement of Changes in Shareholders' Equity for each of the years in
three-year period ended December 31, 2006	40
Consolidated Statement of Cash Flows for each of the years in the three-year period ended
December 31, 2006	41
Notes to Consolidated Financial Statements	42

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

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2007.

SANDERS MORRIS HARRIS GROUP INC.

By: /s/ BEN T. MORRIS
       Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March 2007.

Signature	Title

/s/ BEN T. MORRIS	Chief Executive Officer and Director
Ben T. Morris	(Principal Executive Officer)

/s/ ROBERT E. GARRISON II	President and Director
Robert E. Garrison II

/s/ GEORGE L. BALL	Chairman of the Board
George L. Ball

/s/ DON A. SANDERS	Vice Chairman
Don A. Sanders

/s/ RICHARD E. BEAN	Director
Richard E. Bean

/s/ ROBERT M. COLLIE	Director
Robert M. Collie

/s/ CHARLES W. DUNCAN, III	Director
Charles W. Duncan, III

/s/ GORDON STONE.	Director
Gordon Stone

/s/ SCOTT MCCLELLAND	Director
Scott McClelland

/s/ ALBERT W. NIEMI, JR., PH.D.	Director
Albert W. Niemi, Jr., Ph.D.

/s/ NOLAN RYAN	Director
Nolan Ryan

/s/ W. BLAIR WALTRIP	Director
W. Blair Waltrip

/s/ DAN S. WILFORD	Director
Dan S. Wilford

/s/ RICK BERRY	Chief Financial Officer
Rick Berry	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

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

†10.03
Form of Option Agreement pursuant to 1998 Incentive Plan (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30066), and incorporated therein by reference).

†10.04
Form of Restricted Stock Agreement pursuant to 1998 Incentive Plan (Filed as Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30066), and incorporated therein by reference).

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
______________
* Filed herewith.
† Management contract or compensation plan or arrangement.