Form 10-Q
period 2007-03-31
SANDERS MORRIS HARRIS GROUP INC
filed 2007-05-10
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30066

SANDERS MORRIS HARRIS GROUP INC.
(Exact name of registrant as specified in its charter)

Texas	76-0583569
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Travis, Suite 3100
Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

(713) 993-4610
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 2, 2007, the registrant had 24,715,515 outstanding shares of common stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2007 and December 31, 2006
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)

ASSETS
Cash and cash equivalents	$48,539	$68,861
Receivables, net of allowance of $238 and $227, respectively
Broker-dealers and clearing organizations	350	505
Customers	19,505	16,720
Related parties	8,425	6,212
Other	4,044	5,587
Deposits with clearing organizations	1,087	1,084
Securities owned	84,905	82,462
Securities available for sale	1,399	1,467
Furniture, equipment, and leasehold improvements, net	12,020	12,323
Other assets and prepaid expenses	2,846	2,048
Goodwill and other intangibles	84,773	84,773
Total assets	$267,893	$282,042

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$18,188	$25,550
Borrowings	555	555
Deferred tax liability, net	2,852	3,037
Securities sold, not yet purchased	13,687	20,107
Payable to broker-dealers and clearing organizations	547	733
Total liabilities	35,829	49,982

Commitments and contingencies

Minority interests	10,753	12,124

Shareholders' equity:
Preferred stock, $0.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares
authorized; 25,451,240 and 25,273,437 shares issued,
respectively	254	253
Additional paid-in capital	200,026	199,176
Retained earnings	24,435	23,902
Accumulated other comprehensive income	77	86
Treasury stock, at cost, 739,411 shares	(3,481)	(3,481)
Total shareholders' equity	221,311	219,936
Total liabilities and shareholders' equity	$267,893	$282,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Commissions	$13,518	$14,782
Investment banking	10,159	9,925
Investment advisory and related services	14,860	8,311
Principal transactions	3,322	6,170
Interest and dividends	1,940	1,419
Other income	1,684	1,396
Total revenues	45,483	42,003
Expenses:
Employee compensation and benefits	26,516	25,029
Floor brokerage, exchange, and clearance fees	1,505	1,780
Communications and data processing	2,270	2,000
Occupancy	3,031	2,476
Interest	12	201
Other general and administrative	5,673	5,127
Total expenses	39,007	36,613
Income from continuing operations before equity in (loss) income
of limited partnerships, minority interests, and income taxes	6,476	5,390
Equity in (loss) income of limited partnerships	(315)	1,825
Income from continuing operations before minority interests
and income taxes	6,161	7,215
Minority interests in net income of consolidated companies	(1,839)	(1,403)
Income from continuing operations before income taxes	4,322	5,812
Provision for income taxes	1,581	2,353
Income from continuing operations	2,741	3,459
Loss from discontinued operations, net of tax	-	(699)
Net income	$2,741	$2,760

Basic earnings (loss) per common share:
Continuing operations	$0.11	$0.18
Discontinued operations	-	(0.03)
Net earnings	$0.11	$0.15
Diluted earnings (loss) per common share:
Continuing operations	$0.11	$0.18
Discontinued operations	-	(0.04)
Net earnings	$0.11	$0.14

Weighted average common shares outstanding:
Basic	24,611	18,989
Diluted	24,939	19,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2007
(in thousands, except shares and per share amounts)
(unaudited)

	Amounts		Shares
Common stock
Balance, beginning of period	$253		25,273,437
Stock issued pursuant to employee benefit plan	1		177,803
Balance, end of period	254		25,451,240
Additional paid-in capital
Balance, beginning of period	199,176
Stock issued pursuant to employee benefit plan; including tax benefit	252
Stock-based compensation expense	598
Balance, end of period	200,026
Retained earnings
Balance, beginning of period	23,902
Cash dividends ($0.09 per share)	(2,208)
Net income	2,741	2,741
Balance, end of period	24,435	2,741
Accumulated other comprehensive income (loss)
Balance, beginning of period	86
Net change in unrealized appreciation
on securities available for sale	(15)	(15)
Income tax benefit on change in unrealized
appreciation on securities available for sale	6	6
Balance, end of period	77	(9)
Comprehensive income		2,732
Treasury stock
Balance, beginning of period	(3,481)		(739,411)
Balance, end of period	(3,481)		(739,411)
Total shareholders' equity and common shares outstanding	$221,311		24,711,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2007 and 2006
(in thousands)
(unaudited)

	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,741	$2,760
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized gain on securities available for sale	-	(1)
Gain on sales of assets	(3)	-
Depreciation	843	624
Provision for bad debts	3	66
Stock-based compensation expense	598	485
Deferred income taxes	(179)	1,444
Equity in loss (income) of limited partnerships	315	(1,825)
Minority interests in net income of consolidated companies	1,839	1,398
Net change in:
Receivables	(3,303)	1,699
Deposits with clearing organizations	(3)	(2)
Securities owned	(2,758)	(103,807)
Other assets and prepaid expenses	(798)	(48)
Accounts payable and accrued liabilities	(8,467)	(4,450)
Securities sold, not yet purchased	(6,420)	95,659
Payable to broker-dealers and clearing organizations	(186)	8,074
Net cash (used in) provided by operating activities	(15,778)	2,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(541)	(2,861)
Proceeds from sales and maturities of securities available for sale	53	65
Proceeds from sales of assets	4	-
Net cash used in investing activities	(484)	(2,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued pursuant to employee benefit plan	199	784
Tax benefit of stock options exercised	54	377
Collection of receivables for shares issued	-	15
Proceeds from borrowings	-	7,000
Repayment of borrowings	-	(1,320)
Distributions to minority interests	(3,210)	(1,041)
Payments of cash dividends	(1,103)	(850)
Net cash (used in) provided by financing activities	(4,060)	4,965
Net (decrease) increase in cash and cash equivalents	(20,322)	4,245
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,861	17,867
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,539	$22,112
Supplemental cash flow information:
Cash refund for income taxes, net	$(8)	$(636)
Cash paid for interest	$10	$129
Noncash financing activites:
Dividends declared not yet paid	$1,105	$856

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

Nature of Operations

Through its operating subsidiaries SMH Capital Inc., formerly Sanders Morris Harris Inc. (“SMH”), Salient Capital Management, LLC (“Salient”), SMH Capital Advisors, Inc. (“Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), and Select Sports Group, Ltd. (“SSG”), Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including asset and wealth management (including investment advice and management, financial planning, trust related services, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage services, and research). The Company serves a diverse group of institutional, corporate, and individual clients.

During the third and fourth quarters of 2006, the Company closed the activities of the division known as Fixed Income National, which began operations during the first quarter of 2006. Fixed Income National provided fixed income brokerage services to institutional clients. The operating results of the Fixed Income National division are included in loss from discontinued operations, net of tax, and are not included in the segment disclosures for all periods presented.

During the fourth quarter of 2006, the Company closed Charlotte Capital, LLC (“Charlotte Capital”). The operating results of Charlotte Capital are included in loss from discontinued operations, net of tax, and are not included in the segment disclosures for all periods presented.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at March 31, 2007, our results of operations for the three months ended March 31, 2007 and 2006, and our cash flows for the three months ended March 31, 2007 and 2006. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Recent Accounting Pronouncements

 In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

The provisions of FIN 48 were effective for the Company on January 1, 2007. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

2. RESTATEMENT

During 2006, the Company restated its 2005 consolidated balance sheet to correct an understatement of the Company’s previously reported cash balances resulting from the manner in which cash in the Company’s clearing firm accounts was offset against margin balances related to unsettled trades; and certain payables to broker-dealers for unsettled trades that were netted against its cash and margin balances in some of the Company’s clearing firm accounts. The result of this restatement on the 2006 condensed consolidated statement of cash flows is as follows.

	Three Months Ended March 31,
	2006
	As Reported	As Restated

Change in payable to broker-dealers and clearing
organizations	$11,329	$8,074
Net cash provided by operating activities	5,331	2,076
Net increase in cash and cash equivalents	7,500	4,245
Cash and cash equivalents at beginning of period	14,612	17,867
Cash and cash equivalents at end of period	22,112	22,112

3.  SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007		December 31, 2006
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)
Marketable:
U.S. government and agency	$130	$15	$260	$15
Corporate stocks and options	19,761	13,632	36,843	20,051
Corporate bonds	-	40	-	41
	19,891	13,687	37,103	20,107
Not readily marketable:
Limited partnerships	55,601	-	36,095	-
Warrants	8,740	-	8,795	-
Equities and options	673	-	469	-
	65,014	-	45,359	-
	$84,905	$13,687	$82,462	$20,107

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

4. SECURITIES AVAILABLE FOR SALE

Securities available for sale at March 31, 2007 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. government and agency obligations	$663	$3	$(3)	$663
Corporate bond	250	-	(2)	248
Marketable equity securities	359	129	-	488
Total	$1,272	$132	$(5)	$1,399

The contractual maturities of debt securities available for sale at March 31, 2007 were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Within one year	$750	$745
Over 25 years	163	166
Total	$913	$911

Gross realized gains on sales of securities available for sale were $0 and $1,000 for the three months ended March 31, 2007 and 2006, respectively. No realized losses on securities available for sale were recorded for the three months ended March 31, 2007 and 2006.

5. BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. In May 2006, this credit agreement was amended to increase the revolving credit facility to $18.0 million. The line of credit expires in May 2008. Borrowings under the line of credit bear interest at LIBOR plus 150 basis points. Interest is payable quarterly on this line of credit. The credit facility is secured by a pledge of ownership interests in two of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt-to-EBITDA and liquidity to funded debt ratios, as well as minimum assets under management. At March 31, 2007, the Company was in compliance with all covenants. The line of credit has a commitment fee of 1/8% per annum. There was no outstanding balance on the line of credit at March 31, 2007.

During December 2005, Salient entered into a $2.5 million revolving credit facility with a bank. The line of credit expires in December 2007. Borrowings under the line of credit bear interest at LIBOR plus 165 basis points. The interest rate of Salient’s borrowings was 6.97% during 2007 and at March 31, 2007. Interest is payable quarterly on this line of credit. The credit facility is unsecured and not subject to financial covenants; however, payment is guaranteed by SMHG and the principals of Salient. The outstanding balance on the line of credit was $555,000 at March 31, 2007.

6. INCOME TAXES

The difference between the effective tax rate reflected in the provision for income taxes from continuing operations and the statutory federal rate is analyzed as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Expected federal tax at statutory rate of 35% for 2007 and 34% for 2006	$1,513	$1,976
State and other income taxes	68	377
Total	$1,581	$2,353

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examination by the taxing  authorities for years before 2003.

The Company files in several state tax jurisdictions. The Company is no longer subject to state income tax examination by the taxing authorities for years before 2003, with the exception of New York state in which the 2002 statute has been voluntarily extended. New York state is currently examining the 2002, 2003, and 2004 state returns filed by the Company. The New York City taxing authorities are currently examining the 2003 and 2004 city returns filed by the Company. The Company does not anticipate these examinations to result in any adjustments that would have a significant impact on the Company’s financial statements.

7. ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has two types of stock-based compensation awards: (1) stock options and (2) restricted common stock.

The following table sets forth pertinent information regarding stock option transactions for the three months ended March 31, 2007.

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2007	911,585	$8.08
Granted	-	-
Exercised	(25,000)	4.85
Outstanding at March 31, 2007	886,585	$8.17

Options exercisable at March 31, 2007	748,460	$6.94

Incentive award shares available for grant at March 31, 2007	2,216,649

During the three months ended March 31, 2007 and 2006, 25,000 and 105,700 options were exercised for which the Company received proceeds of $121,000 and $564,000, respectively. The Company recognized pretax compensation expense of $48,000 and $18,000 during the three months ended March 31, 2007 and 2006, respectively, related to stock options. The portion of stock-based compensation expense related to stock options that was unrecognized at March 31, 2007 was $318,000.

The following table summarizes certain information related to restricted common stock grants at March 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2007	523,302	$14.46

Nonvested at March 31, 2007	628,024	$13.60

For the three months ended March 31, 2007:

Granted	156,403	$10.74

Vested	48,081	$13.69

Forfeited	3,600	$12.36

Employees deferred compensation of $78,000 and $221,000 during the three months ended March 31, 2007 and 2006, respectively, that was used to purchase restricted common stock. The Company recognized pretax compensation expense of $550,000 and $467,000 during the three months ended March 31, 2007 and 2006, respectively, related to its restricted common stock plan. At March 31, 2007, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock totaled $5.7 million.

8. EARNINGS PER COMMON SHARE

Basic and diluted earnings per share computations for the periods indicated were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)

Income from continuing operations	$2,741	$3,459
Loss from discontinued operations, net of tax	-	(699)
Net income	$2,741	$2,760

Basic earnings (loss) per common share:
Continuing operations	$0.11	$0.18
Discontinued operations	-	(0.03)
Net earnings	$0.11	$0.15

Diluted earnings (loss) per common share:
Continuing operations	$0.11	$0.18
Discontinued operations	-	(0.04)
Net earnings	$0.11	$0.14

Weighted average number of common shares outstanding:
Basic	24,611	18,989
Incremental common shares issuable under stock
option plan, net	328	493
Diluted	24,939	19,482

Outstanding stock options of 305,000 and 22,500 at March 31, 2007 and 2006, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

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

The Company and Ric Edelman have organized a new entity, Edelman Personal Financial Advisors, LLC (“EPFA”), to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area. We committed to initially loan EPFA up to $10 million to cover its start-up expenses for 2007 and an additional $10 million, if necessary, commencing December 1, 2007. The loans to EPFA are payable on May 12, 2009. Mr. Edelman has guaranteed repayment of the EPFA obligation to the extent of funds that will be owed to him by the Company in connection with the purchase of Edelman. The outstanding balance of the Company’s loan to EPFA was $2.0 million at March 31, 2007. EPFA has entered into an agreement with Radio Networks, LLC, an affiliate of ABC, Inc. and The Walt Disney Company, to nationally syndicate Mr. Edelman’s weekly radio program. The program is initially being syndicated into ten additional markets, including Chicago, Dallas, Detroit, Houston, Los Angeles, New York City, Miami, Orlando, Columbus, Ohio and San Francisco.

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

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at March 31, 2007.

The NASD initially conducted an inspection of our prime brokerage and private investment or hedge fund support operations based in our New York office in November 2004. Subsequent to such inspection, the NASD opened an investigation and requested the production of additional documents and materials on twelve occasions in 2005 and 2006 with respect to our prime brokerage and related hedge fund operations and has conducted formal interviews of a number of our employees involved in these operations. On August 16, 2006, SMH received a “Wells letter” notification from the NASD, which states that the staff of the NASD has made a preliminary determination to recommend that disciplinary action be brought against SMH and four of its employees based on alleged violations of certain conduct rules of the NASD, including NASD Conduct Rule 2110 relating to the alleged improper payment of soft dollar commissions to a fund manager and relating to the alleged improper sharing of commissions by two employees contrary to a written contract with an investment advisor and representations to the investors in one private investment partnership; NASD Conduct Rule 2210 relating to the content of hedge fund advertising materials; SEC Rule 17a-4 and NASD Conduct Rules 2210 and 3110 relating to the retention of certain email, instant messages, and advertising materials; NASD Conduct Rules 1031 and 2110 relating to the activities of an unregistered employee; and NASD Conduct Rules 2110 and 3010 relating to the written supervisory procedures of SMH for its hedge fund and prime brokerage operations. Under the Wells procedure, SMH has an opportunity to respond to the NASD before any action is taken against it. SMH submitted its response to the NASD on October 11, 2006. Discussions are ongoing between the staff of the NASD and our legal counsel with respect to the alleged violations and possible settlement of the matter. There is no assurance that an acceptable resolution can be reached or that the ultimate impact on the Company will not be material.

  We are aware that a company for which SMH acted as placement agent in a private placement of convertible preferred shares in June 2005 has experienced a significant decline in its net sales, a significant increase in its net loss, and currently has negative working capital. While the company has obtained financing to meet its short-term working capital requirements, there is no assurance that it will be able to sustain its business. A number of investors in this private placement have made varying demands on SMH for restitution in connection with their investments. While we believe SMH has valid defenses to any claims and is entitled to indemnification and contribution provisions of the placement agent agreement, the costs of defending any litigation filed naming SMH could be significant and an adverse determination could have a material effect on quarterly or annual operating results in the period in which it is resolved. Two managing directors of SMH served as directors of the company from June 2005 to June 2006. The former chief executive officer of the company has filed suit against SMH for damages arising from his termination.

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

10. BUSINESS SEGMENT INFORMATION

SMHG has two operating segments, Asset/Wealth Management and Capital Markets, and one non-operating segment, Corporate Support. The business segments are based upon factors such as the services provided and distribution channels served. Certain services are provided to customers through more than one of our business segments.

The Asset/Wealth Management segment provides investment advisory, wealth and investment management, financial planning, and trust services to institutional and individual clients. It earns an advisory fee based on such factors as the amount of assets under management and the type of services provided. The Asset/Wealth Management segment may also earn commission revenues from the sale of equity, fixed income, mutual fund, and annuity products; and sales credits from the distribution of investment banking issues. In addition, performance fees may be earned for exceeding performance benchmarks for the investment portfolios in the limited partnerships that we manage. The Asset/Wealth Management segment also earns revenue from net interest on customers’ margin loan and credit account balances and sales credits from the distribution of investment banking products.

The Capital Markets segment generally provides corporate financing services to its institutional client base. These services are provided through three divisions: (i) investment banking, (ii) institutional brokerage, and (iii) prime brokerage services.

•
The Investment Banking division provides corporate securities underwriting, private financings, and financial advisory services. The Company participates in corporate securities distributions as a manager, co-manager, or member of an underwriting syndicate or of a selling group in public offerings managed by other underwriters. Fees earned for our role as an advisor, manager, or underwriter are included in the investment banking business. Sales credits associated with the distribution of investment banking products are reported in the Institutional Brokerage division or the Asset/Wealth Management segment depending on the relevant distribution channel.

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

The following summarizes certain financial information of each reportable business segment for the three months in the periods ended March 31, 2007 and 2006, respectively. SMHG does not analyze asset information in all business segments.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Revenues:
Asset/Wealth Management	$23,684	$18,611
Capital Markets:
Investment banking	7,224	7,052
Institutional brokerage	4,644	6,176
Prime brokerage services	8,869	8,147
Capital Markets Total	20,737	21,375
Corporate Support	1,062	2,017
Total	$45,483	$42,003

Income (loss) from continuing operations before equity in (loss) income of limited partnerships, minority interests and income taxes:
Asset/Wealth Management	$6,432	$3,502
Capital Markets:
Investment banking	1,571	2,608
Institutional brokerage	626	760
Prime brokerage services	1,073	469
Capital Markets Total	3,270	3,837
Corporate Support	(3,226)	(1,949)
Total	$6,476	$5,390

Equity in (loss) income of limited partnerships:
Asset/Wealth Management	$(588)	$1,475
Capital Markets:
Investment banking	-	-
Institutional brokerage	-	-
Prime brokerage services	-	-
Capital Markets Total	-	-
Corporate Support	273	350
Total	$(315)	$1,825

Minority interests in net income of consolidated companies:
Asset/Wealth Management	$(1,839)	$(1,403)
Capital Markets:
Investment banking	-	-
Institutional brokerage	-	-
Prime brokerage services	-	-
Capital Markets Total	-	-
Corporate Support	-	-
Total	$(1,839)	$(1,403)

Income (loss) from continuing operations before income taxes:
Asset/Wealth Management	$4,005	$3,574
Capital Markets:
Investment banking	1,571	2,608
Institutional brokerage	626	760
Prime brokerage services	1,073	469
Capital Markets Total	3,270	3,837
Corporate Support	(2,953)	(1,599)
Total	$4,322	$5,812

11. RELATED PARTIES

The Company had receivables from related parties totaling $8.4 million at March 31, 2007, primarily consisting of $3.6 million of advances to unconsolidated related entities to fund operating expenses, $3.5 million of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company, and $959,000 of management fees receivable from the limited partnerships that the Company manages.

12. DISCONTINUED OPERATIONS

During the third and fourth quarters of 2006, the Company made the decision to close and closed the activities in the division known as Fixed Income National, which began operations during the first quarter of 2006. This decision was made due to the division’s inability to achieve sufficient revenues to offset its costs, many of which were in the form of guaranteed salaries and bonuses. During the three months ended March 31, 2006, Fixed Income National recorded an operating loss of $692,000, net of tax.

During the fourth quarter of 2006, the Company made the decision to close and closed Charlotte Capital. This decision was made due to the continuing decline of assets under management and to the fact that Charlotte Capital was not profitable. During the three months ended March 31, 2006, Charlotte Capital recorded an operating loss of $7,000, net of tax.

A summary of selected financial information of discontinued operations is as follows for the three months ended March 31, 2006.

Three Months Ended March 31,
2006
(in thousands)

Operating activities:
Revenues	$1,440
Expenses	2,619
Loss from discontinued operations
before minority interests and income taxes	(1,179)
Minority interests in net loss of
consolidated companies	5
Loss from discontinued operations
before income taxes	(1,174)
Benefit for income taxes	(475)
Loss from operations, net of tax	(699)
Costs related to exit of business, net of tax	-
Loss from discontinued operations	$(699)

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearing fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the first quarter of 2007, compensation and benefits represented 68.0% of total expenses and 58.3% of total revenues, compared to 68.4% of total expenses and 59.6% of total revenues during the first quarter of 2006.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

  Total revenues were $45.5 million in the first quarter of 2007 compared to $42.0 million for the same quarter in 2006, an increase of $3.5 million, or 8.3%, primarily reflecting the conversion of customer accounts to fee-based from commission-based at Edelman but partially offset by a decline in principal revenue. Additionally, an increase in assets under management at Edelman, Salient, and Capital Advisors contributed to the growth in investment advisory fee revenue. Total expenses for the first quarter of 2007 increased $2.4 million, or 6.5%, to $39.0 million from $36.6 million in the same quarter of the previous year principally due to the revenue growth. Equity in (loss) income of limited partnerships was a loss of $315,000 for the first quarter of 2007 versus income of $1.8 million for the first quarter of 2006, principally due to a decline in the value of the investment portfolio of one of the limited partnerships that we manage. Income from continuing operations was $2.7 million, or $0.11 per diluted common share, for the first quarter of 2007 compared to $3.5 million, or $0.18 per diluted common share, for the first quarter of 2006. The loss from discontinued operations was $699,000, or $0.04 per diluted common share, for the first quarter of 2006. No such loss was recorded in the first quarter of 2007.

  Commission revenue decreased to $13.5 million in the first quarter of 2007 from $14.8 million for the same period in 2006, primarily as a result of a decrease in trading volume in the institutional brokerage division. Investment banking revenue increased to $10.2 million during the first quarter of 2007 from $9.9 million in the same period of 2006, principally due to an increase in advisory fees. Revenues from investment advisory and related services increased to $14.9 million in the first quarter of 2007 from $8.3 million in the same quarter of 2006 primarily due to the conversion of Edelman’s assets under management from a commission basis to a fee-based fee structure and to the addition of assets under management at Edelman, Salient, and Capital Advisors. Principal transactions revenue decreased from $6.2 million for the first quarter of 2006 to $3.3 million for the first quarter of 2007, primarily as a result of lower propriety trading activity at our prime brokerage services division. In addition, the Company recorded a net realized and unrealized loss in the investment portfolio of $260,000 during the first quarter of 2007 compared to a net realized and unrealized gain of $1.0 million during the first quarter of 2006. Interest and dividend income increased to $1.9 million in the first quarter of 2007 from $1.4 million in the same period last year due to an increase in the amount of money in the firm’s accounts that are earning interest income. Other income increased from $1.4 million during the first quarter of 2006 to $1.7 million during the same period in 2007 due to an increase in fees earned on the sale of insurance products.

During the three months ended March 31, 2007, employee compensation and benefits increased to $26.5 million from $25.0 million in the same period last year due to staff increases and higher revenues during 2007. Floor brokerage, exchange and clearance fees decreased to $1.5 million in the first quarter of 2007 from $1.8 million in the same quarter of 2006 reflecting lower clearing and execution costs resulting from the decreased trading volume. Communication and data processing costs increased to $2.3 million in 2007 from $2.0 million in the same period last year resulting primarily from increased clearing firm service fees. Occupancy costs totaled $3.0 million during the first quarter of 2007 compared to $2.5 million in the first quarter of 2006 due to the increase in the amount of rental space and related furniture and equipment necessary for the expansion of our proprietary trading operations. Interest expense decreased to $12,000 for the first quarter of 2007 from $201,000 for the first quarter of 2006. This decrease is the result of the repayment of the majority of the Company’s debt in the fourth quarter of 2006. Other general and administrative expenses increased to $5.7 million during the first quarter of 2007 from $5.1 million in the first quarter of last year. Higher accounting costs associated with audit fees and the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and higher outside sales commissions were the primary reasons for the increase in other general and administrative expenses.

Our effective tax rate was 36.6% for the three months ended March 31, 2007 compared to 40.5% for the three months ended March 31, 2006. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes, which was partially affected by certain interest and dividend income not subject to tax.

During 2006, the Company hired a 30-person fixed income team and established an expanded fixed income division known as Fixed Income National headquartered in New York City. Over the course of the year, the division was unable to achieve sufficient revenues to offset its costs, many of which were in the form of guaranteed salaries and bonuses. During the third and fourth quarters of 2006, we decided to close and closed the division. Additionally, during 2006, Charlotte Capital, an investment advisor subsidiary of the Company, made the decision to terminate its existing advisory agreements and wind up its business. This decision was made due to the continuing decline of assets under management and to the fact that Charlotte Capital was not profitable. The operating results of Fixed Income National and Charlotte Capital are included in loss from discontinued operations, net of tax.

RESULTS BY SEGMENT

Asset/Wealth Management

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Revenues	$23,684	$18,611

Income from continuing operations before income taxes	$4,005	$3,574

Revenues from asset/wealth management increased to $23.7 million from $18.6 million and income from continuing operations before income taxes increased to $4.0 million from $3.6 million. Investment advisory and related services increased to $14.7 million from $8.3 million. The increase in investment advisory and related services is primarily due to the conversion of Edelman’s assets under management from a commission basis to a fee-based structure. Additionally, growth in assets under management at Edelman, Salient, and Capital Advisors has contributed to the increase in revenues from investment advisory fees. Total expenses increased to $17.3 million from $15.1 million, primarily due to increased employee compensation related to the higher revenues. Equity in (loss) income of limited partnerships declined to a loss of $588,000 from income of $1.5 million, principally due to a decline in the value of the investment portfolio of one of the limited partnerships that we manage.

Capital Markets

Investment Banking

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Revenues	$7,224	$7,052

Income from continuing operations before income taxes	$1,571	$2,608

Revenues from investment banking increased to $7.2 million from $7.1 million and income from continuing operations before income taxes decreased to $1.6 million from $2.6 million. The revenue increase is primarily due to an increase in advisory fees that was partially offset by a decrease in revenues from private placement transactions. Total expenses increased to $5.7 million from $4.4 million. This increase in expenses is primarily attributable to increased employee compensation, increased outside sales commissions, and an increase in legal expenses related to the settlement of two lawsuits.

Institutional Brokerage

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Revenues	$4,644	$6,176

Income from continuing operations before income taxes	$626	$760

Revenues from institutional brokerage decreased to $4.6 million from $6.2 million and income from continuing operations before income taxes decreased to $626,000 from $760,000. Commission revenue decreased to $3.1 million from $4.5 million. The decrease in commission revenue is due to a decrease in trading volume. Total expenses decreased to $4.0 million from $5.4 million primarily due to decreased employee compensation related to the lower revenues.

Prime Brokerage Services

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Revenues	$8,869	$8,147

Income from continuing operations before income taxes	$1,073	$469

Revenues from prime brokerage increased to $8.9 million from $8.1 million and income from continuing operations before income taxes increased to $1.1 million from $469,000. Commission revenue increased to $5.5 million from $3.8 million reflecting higher revenue from hedge fund services, while principal transaction revenue decreased to $2.4 million from $3.8 million, reflecting a decline in proprietary trading activities. Total expenses increased to $7.8 million from $7.7 million reflecting increased occupancy expenses and higher outside sales commissions partially offset by decreases in floor brokerage, exchange, and clearance fees and communications and data processing expense.

Corporate Support

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Revenues	$1,062	$2,017

Loss from continuing operations before income taxes	$(2,953)	$(1,599)

Revenues from corporate support decreased to $1.1 million from $2.0 million and the loss from continuing operations before income taxes increased to $3.0 million from $1.6 million. Revenues from principal transactions, which consist principally of changes in the values of our investment portfolios, decreased to a loss of $234,000 from a gain of $1.1 million. Total expenses increased to $4.3 million from $4.0 million, primarily as the result of an increase in employee compensation and benefits expense.

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

At March 31, 2007, we had approximately $48.5 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, marketable securities owned, and securities available for sale represented 27% of our total assets at the end of the first quarter.

For the quarter ended March 31, 2007, net cash used in operations totaled $15.8 million versus net cash provided by operations of $2.1 million during the first quarter of 2006. Accounts payable and accrued liabilities decreased by $8.5 million during the three months ended March 31, 2007, principally due to the payment of accrued compensation during the first quarter of 2007.

Securities owned increased by $2.8 million during the first quarter of 2007, while securities sold, not yet purchased decreased by $6.4 million and payables to broker-dealers and clearing organizations decreased by $186,000. The change in securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations is primarily due to the trading portfolios of our proprietary trading operations. The Company’s proprietary trading operations carry both long and short fixed income and equity securities. These trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market. We employ hedging strategies designed to insulate the net value of our trading inventories from fluctuations in the general level of interest rates and equity price variances. We finance a portion of our trading positions through our clearing broker-dealers.

Capital expenditures for the first quarter of 2007 were $541,000, mainly for the purchase of furniture, computer equipment and software, as well as for leasehold improvements, necessary for our growth.

At March 31, 2007, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. Salient Trust Co., LTA was in compliance with the Texas Department of Banking net capital requirements and had capital in excess of the required minimum.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

During the three months ended March 31, 2007, there has been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

At March 31, 2007, securities owned by the Company were recorded at a fair value of $84.9 million, including $19.9 million in marketable securities, $55.6 million representing the Company’s investments in limited partnerships, and $9.4 million representing other not readily marketable securities.

At March 31, 2007, Salient had securities available for sale with a fair value of $1.4 million. These securities have an original cost of $1.3 million and are subject to equity price risk. At March 31, 2007, an unrealized increase in market value totaling $127,000 less tax of $50,000 has been included as a separate component of shareholders’ equity.

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

The NASD initially conducted an inspection of our prime brokerage and private investment or hedge fund support operations based in our New York office in November 2004. Subsequent to such inspection, the NASD opened an investigation and requested the production of additional documents and materials on twelve occasions in 2005 and 2006 with respect to our prime brokerage and related hedge fund operations and has conducted formal interviews of a number of our employees involved in these operations. On August 16, 2006, SMH received a “Wells letter” notification from the NASD, which states that the staff of the NASD has made a preliminary determination to recommend that disciplinary action be brought against SMH and four of its employees based on alleged violations of certain conduct rules of the NASD, including NASD Conduct Rule 2110 relating to the alleged improper payment of soft dollar commissions to a fund manager and relating to the alleged improper sharing of commissions by two employees contrary to a written contract with an investment advisor and representations to the investors in one private investment partnership; NASD Conduct Rule 2210 relating to the content of hedge fund advertising materials; SEC Rule 17a-4 and NASD Conduct Rules 2210 and 3110 relating to the retention of certain email, instant messages, and advertising materials; NASD Conduct Rules 1031 and 2110 relating to the activities of an unregistered employee; and NASD Conduct Rules 2110 and 3010 relating to the written supervisory procedures of SMH for its hedge fund and prime brokerage operations. Under the Wells procedure, SMH has an opportunity to respond to the NASD before any action is taken against it. SMH submitted its response to the NASD on October 11, 2006. Discussions are ongoing between the staff of the NASD and our legal counsel with respect to the alleged violations and possible settlement of the matter. There is no assurance that a prompt resolution can be reached or that the ultimate impact on the Company will not be material.

We are aware that a company for which SMH acted as placement agent in a private placement of convertible preferred shares in June 2005 has experienced a significant decline in its net sales, a significant increase in its net loss, and currently has negative working capital. While the company has obtained financing to meet its short-term working capital requirements, there is no assurance that it will be able to sustain its business. A number of investors in this private placement have made varying demands on SMH for restitution in connection with their investments. While we believe SMH has valid defenses to any claims and is entitled to indemnification and contribution provisions of the placement agent agreement, the costs of defending any litigation filed naming SMH could be significant and an adverse determination could have a material effect on quarterly or annual operating results in the period in which it is resolved. Two managing directors of SMH served as directors of the company from June 2005 to June 2006. The former chief executive officer of the company has filed suit against SMH for damages arising from his termination.

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

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
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

Date: May 10, 2007