Form 10-Q
period 2007-06-30
SANDERS MORRIS HARRIS GROUP INC
filed 2007-08-09
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 7, 2007, the registrant had 24,749,661 outstanding shares of common stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2007 and December 31, 2006
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS
Cash and cash equivalents	$43,711	$68,861
Receivables, net of allowance of $3,283 and $227, respectively
Broker-dealers and clearing organizations	263	505
Customers	21,527	16,720
Related parties	9,936	6,212
Other	6,251	5,587
Deposits with clearing organizations	1,091	1,084
Securities owned	101,062	82,462
Securities available for sale	1,177	1,467
Furniture, equipment, and leasehold improvements, net	12,306	12,323
Other assets and prepaid expenses	2,418	2,048
Goodwill and other intangible assets	89,055	84,773
Total assets	$288,797	$282,042

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$22,345	$25,550
Borrowings	200	555
Deferred tax liability, net	2,393	3,037
Securities sold, not yet purchased	17,777	20,107
Payable to broker-dealers and clearing organizations	10,762	733
Total liabilities	53,477	49,982

Commitments and contingencies

Minority interests	13,258	12,124

Shareholders' equity:
Preferred stock, $0.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares
authorized; 25,488,372 and 25,273,437 shares issued,
respectively	255	253
Additional paid-in capital	200,755	199,176
Retained earnings	24,422	23,902
Accumulated other comprehensive income	111	86
Treasury stock, at cost, 739,411 shares	(3,481)	(3,481)
Total shareholders' equity	222,062	219,936
Total liabilities and shareholders' equity	$288,797	$282,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Commissions	$13,808	$15,227	$27,326	$30,009
Investment banking	9,086	12,022	19,245	21,947
Investment advisory and related services	17,010	8,199	31,870	16,510
Principal transactions	2,776	3,805	6,098	9,975
Interest and dividends	1,958	1,600	3,898	3,019
Other income	1,559	1,587	3,243	2,983
Total revenues	46,197	42,440	91,680	84,443

Expenses:
Employee compensation and benefits	27,236	24,982	53,752	50,011
Floor brokerage, exchange, and clearance fees	1,876	1,949	3,381	3,729
Communications and data processing	2,861	1,958	5,131	3,958
Occupancy	2,936	2,792	5,967	5,268
Interest	9	276	21	477
Amortization of intangible assets	139	-	139	-
Other general and administrative	8,708	5,561	14,381	10,688
Total expenses	43,765	37,518	82,772	74,131

Income from continuing operations before equity in
income of limited partnerships, minority interests,
and income taxes	2,432	4,922	8,908	10,312
Equity in income of limited partnerships	3,902	748	3,587	2,573
Income from continuing operations before minority
interests and income taxes	6,334	5,670	12,495	12,885
Minority interests in net income of consolidated
companies	(4,521)	(1,629)	(6,360)	(3,032)
Income from continuing operations before income taxes	1,813	4,041	6,135	9,853
Provision for income taxes	708	1,547	2,289	3,900
Income from continuing operations	1,105	2,494	3,846	5,953
Loss from discontinued operations, net of tax	-	(4,196)	-	(4,895)
Net income (loss)	$1,105	$(1,702)	$3,846	$1,058

Basic earnings (loss) per common share:
Continuing operations	$0.04	$0.13	$0.16	$0.31
Discontinued operations	-	(0.22)	-	(0.25)
Net earnings (loss)	$0.04	$(0.09)	$0.16	$0.06

Diluted earnings (loss) per common share:
Continuing operations	$0.04	$0.13	$0.15	$0.30
Discontinued operations	-	(0.22)	-	(0.25)
Net earnings (loss)	$0.04	$(0.09)	$0.15	$0.05

Weighted average common shares outstanding:
Basic	24,731	19,119	24,671	19,054
Diluted	25,075	19,581	25,007	19,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2007
(in thousands, except share and per share amounts)
(unaudited)

	Amounts		Shares
Common stock
Balance, beginning of period	$253		25,273,437
Stock issued pursuant to employee benefit plan	2		214,935
Balance, end of period	255		25,488,372
Additional paid-in capital
Balance, beginning of period	199,176
Stock issued pursuant to employee benefit plan; including tax benefit	386
Stock-based compensation expense	1,193
Balance, end of period	200,755
Retained earnings
Balance, beginning of period	23,902
Cash dividends ($0.135 per share)	(3,326)
Net income	3,846	3,846
Balance, end of period	24,422	3,846
Accumulated other comprehensive income
Balance, beginning of period	86
Net change in unrealized appreciation
on securities available for sale	42	42
Income tax benefit on change in unrealized
appreciation on securities available for sale	(17)	(17)
Balance, end of period	111	25
Comprehensive income		3,871
Treasury stock
Balance, beginning of period	(3,481)		(739,411)
Balance, end of period	(3,481)		(739,411)
Total shareholders' equity and common shares outstanding	$222,062		24,748,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007 and 2006
(in thousands)
(unaudited)

	2007	2006
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,846	$1,058
Adjustments to reconcile net income to net cash used in
operating activities:
Realized gain on securities available for sale	(1)	(9)
Gain on sales of assets	(3)	-
Depreciation	1,647	1,403
Provision for bad debts	3,047	214
Stock-based compensation expense	1,193	1,067
Goodwill impairment charge	-	4,456
Amortization of intangible assets	139	-
Deferred income taxes	(661)	(528)
Equity in income of limited partnerships	(3,587)	(2,573)
Minority interests in net income of consolidated companies	6,360	3,022
Net change in:
Receivables	(11,601)	(2,618)
Deposits with clearing organizations	(7)	(5)
Securities owned	(15,013)	(125,823)
Other assets and prepaid expenses	(382)	(268)
Accounts payable and accrued liabilities	(4,375)	(2,480)
Securities sold, not yet purchased	(2,330)	88,380
Payable to broker-dealers and clearing organizations	10,029	29,508
Net cash used in operating activities	(11,699)	(5,196)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,662)	(3,462)
Acquisitions, net of cash acquired of $59	(4,649)	-
Proceeds from sales and maturities of securities available for sale	333	167
Proceeds from sales of assets	35	-
Net cash used in investing activities	(5,943)	(3,295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued pursuant to employee benefit plan	302	965
Tax benefit of stock options exercised	86	400
Collection of receivables for shares issued	-	15
Proceeds from borrowings	145	7,844
Repayment of borrowings	(500)	(3,470)
Investments by minority interests	40	40
Distributions to minority interests	(5,367)	(1,932)
Payments of cash dividends	(2,214)	(2,568)
Net cash (used in) provided by financing activities	(7,508)	1,294
Net decrease in cash and cash equivalents	(25,150)	(7,197)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,861	17,867
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,711	$10,670
Supplemental cash flow information:
Cash paid for income taxes, net	$3,748	$733
Cash paid for interest	$16	$388
Noncash financing activities:
Dividends declared not yet paid	$1,112	$-

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

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at June 30, 2007, our results of operations for the three and six months ended June 30, 2007 and 2006, and our cash flows for the six months ended June 30, 2007 and 2006. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

	Six Months Ended June 30, 2006
	As Reported	As Restated

Change in payable to broker-dealers and clearing
organizations	$32,763	$29,508
Net cash used in operating activities	(1,941)	(5,196)
Net decrease in cash and cash equivalents	(3,942)	(7,197)
Cash and cash equivalents at beginning of period	14,612	17,867
Cash and cash equivalents at end of period	10,670	10,670

3.	ACQUISITION

On May 24, 2007, the Company acquired a 75% interest in The Rikoon Group, LLC (“Rikoon”) for cash consideration of $6.0 million of which $1.3 million was deemed to be compensation expense. The Company agreed to purchase an additional 5% interest in February 2011 for cash consideration ranging from a minimum of $3.0 million to a maximum of $5.0 million based on the amount by which Rikoon’s average EBITDA varies from the threshold EBITDA specified in the Purchase Agreement. Rikoon, based in Santa Fe, New Mexico, manages approximately $400 million in assets. The consideration exceeded the fair market value of identifiable net tangible assets by $4.4 million.

4.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007		December 31, 2006
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Marketable:
U.S. government and agency	$30	$15	$260	$15
Corporate stocks and options	33,865	17,722	36,843	20,051
Corporate bonds	-	40	-	41
	33,895	17,777	37,103	20,107
Not readily marketable:
Limited partnerships	56,517	-	36,095	-
Warrants	9,399	-	8,795	-
Equities and options	1,251	-	469	-
	67,167	-	45,359	-
	$101,062	$17,777	$82,462	$20,107

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

5.	SECURITIES AVAILABLE FOR SALE

Securities available for sale at June 30, 2007 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. government and agency obligations	$384	$2	$(1)	$385
Corporate bond	250	-	(1)	249
Marketable equity securities	359	184	-	543
Total	$993	$186	$(2)	$1,177

The contractual maturities of debt securities available for sale at June 30, 2007 were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)

Within one year	$500	$498
Over 25 years	134	136
Total	$634	$634

Gross realized gains on sales of securities available for sale were $1,000 and $9,000 for the six months ended June 30, 2007 and 2006, respectively. No realized losses on securities available for sale were recorded for the six months ended June 30, 2007 and 2006.

6.	BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. In May 2006, this credit agreement was amended to increase the revolving credit facility to $18.0 million. The line of credit expires in May 2008. Borrowings under the line of credit bear interest at LIBOR plus 150 basis points. Interest is payable quarterly on this line of credit. The credit facility is secured by a pledge of ownership interests in two of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt-to-EBITDA and liquidity to funded debt ratios, as well as minimum assets under management. At June 30, 2007, the Company was in compliance with all covenants. The line of credit has a commitment fee of 1/8% per annum. There was no outstanding balance on the line of credit at June 30, 2007.

During December 2005, Salient entered into a $2.5 million revolving credit facility with a bank. The line of credit expires in December 2007. Borrowings under the line of credit bear interest at LIBOR plus 165 basis points. The interest rate of Salient’s borrowings was 6.97% during 2007 and at June 30, 2007. Interest is payable quarterly on this line of credit. The credit facility is unsecured and not subject to financial covenants; however, payment is guaranteed by SMHG and the principals of Salient. The outstanding balance on the line of credit was $200,000 at June 30, 2007.

7.	INCOME TAXES

The difference between the effective tax rate reflected in the provision for income taxes from continuing operations and the statutory federal rate is analyzed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Expected federal tax at statutory rate of 35% for 2007
and 34% for 2006	$635	$1,374	$2,147	$3,350
State and other income taxes	73	173	142	550
Total	$708	$1,547	$2,289	$3,900

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

8.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has two types of stock-based compensation awards: (1) stock options and (2) restricted common stock.

The following table sets forth pertinent information regarding stock option transactions for the six months ended June 30, 2007:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2007	911,585	$8.08
Granted	-	-
Exercised	(37,500)	4.71
Outstanding at June 30, 2007	874,085	$8.22

Options exercisable at June 30, 2007	762,835	$7.20

Incentive award shares available for grant at June 30, 2007	2,201,300

During the six months ended June 30, 2007 and 2006, 37,500 and 111,436 options were exercised for which the Company received proceeds of $176,000 and $590,000, respectively. The Company recognized pretax compensation expense of $85,000 during each of the six months ended June 30, 2007 and 2006 related to stock options. The portion of stock-based compensation expense related to stock options that was unrecognized at June 30, 2007 was $272,000.

The following table summarizes certain information related to restricted common stock grants at June 30, 2007:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2007	523,302	$14.46

Nonvested at June 30, 2007	556,459	$13.58

For the six months ended June 30, 2007:

Granted	183,085	$10.97

Vested	144,378	$13.44

Forfeited	5,550	$13.66

Employees deferred compensation of $126,000 and $375,000 during the six months ended June 30, 2007 and 2006, respectively, that was used to purchase restricted common stock. The Company recognized pretax compensation expense of $1.1 million and $983,000 during the six months ended June 30, 2007 and 2006, respectively, related to its restricted common stock plan. At June 30, 2007, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock totaled $5.4 million.

9.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share computations for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)

Income from continuing operations	$1,105	$2,494	$3,846	$5,953
Loss from discontinued operations, net of tax	-	(4,196)	-	(4,895)
Net income (loss)	$1,105	$(1,702)	$3,846	$1,058

Basic earnings (loss) per common share:
Continuing operations	$0.04	$0.13	$0.16	$0.31
Discontinued operations	-	(0.22)	-	(0.25)
Net earnings (loss)	$0.04	$(0.09)	$0.16	$0.06

Diluted earnings (loss) per common share:
Continuing operations	$0.04	$0.13	$0.15	$0.30
Discontinued operations	-	$(0.22)	-	$(0.25)
Net earnings (loss)	$0.04	$(0.09)	$0.15	$0.05

Weighted average number of common shares
outstanding:
Basic	24,731	19,119	24,671	19,054
Incremental common shares issuable
under stock option plan, net	344	462	336	478
Diluted	25,075	19,581	25,007	19,532

Outstanding stock options of 230,000 and 72,500 for the three months ended June 30, 2007 and 2006, respectively, and 305,000 and 22,500 for the six months ended June 30, 2007 and 2006, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

10.	COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $830,000, $250,000, $199,000, $144,000, and $92,000 to the owners of five of the offices that we lease to secure payment of our lease obligations for those facilities. The Company has issued a letter of credit in the amount of $100,000 to secure the payment of the deductible portion of the Company’s workers compensation insurance policy.

The Company and Ric Edelman have organized a new entity, Edelman Personal Financial Advisors, LLC (“EPFA”), to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area. We committed to initially loan EPFA up to $10 million to cover its start-up expenses for 2007 and an additional $10 million, if necessary, commencing December 1, 2007. The loans to EPFA are payable on May 12, 2009. Mr. Edelman has guaranteed repayment of the EPFA obligation to the extent of funds that will be owed to him by the Company in connection with the purchase of Edelman. The outstanding balance of the Company’s loan to EPFA was $4.0 million at June 30, 2007. EPFA has entered into an agreement with Radio Networks, LLC, an affiliate of ABC, Inc. and The Walt Disney Company, to nationally syndicate Mr. Edelman’s weekly radio program. The program is being syndicated into fifteen additional markets, including Atlanta, Baltimore, Chicago, Columbus, Dallas, Detroit, Houston, Indianapolis, Los Angeles, Miami, New York City, Orlando, Phoenix, Portland, Oregon and San Francisco.

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

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at June 30, 2007.

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

In May 2005, SMH acted as placement agent for a private placement of $50.0 million in convertible preferred stock of Ronco Corporation, a leading company in direct response marketing. Subsequent to the offering, Ronco experienced financial difficulties and ultimately filed a voluntary petition under Chapter 11 of the Bankruptcy Code on June 14, 2007. The bankruptcy court has approved the sale of substantially all of Ronco’s assets and it is unlikely that there will be any distribution to its unsecured creditors or equity security holders. SMH has written off a $3.0 million subordinated working capital loan that it made to Ronco in 2006. SMH is the defendant in three proceedings related to Ronco.

On February 5, 2007, Richard F. Allen, the former Chief Executive Officer of Ronco, filed a complaint against SMH, Richard F. Allen, Sr. v. Sanders Morris Harris Inc., Case No. BC365969, in the Superior Court of California, Central District, Los Angeles, alleging that SMH caused Ronco to breach Mr. Allen’s employment agreement with Ronco and by such interference caused Ronco to terminate Mr. Allen without paying him his $1.0 million severance payment and $600,000 bonus. SMH has filed a general denial. SMH believes it has valid defenses to all claims made by Mr. Allen.

On April 4, 2007, four individual purchasers of Ronco convertible preferred stock commenced an NASD arbitration proceeding against SMH with respect to their investment in Ronco convertible preferred stock. The claimants have an aggregate claim of $250,000 and allege negligence by SMH in making the offering as submitted to the claimants, common law fraud, state and federal securities fraud, and breach of fiduciary duty. SMH believes it has valid defenses to all the claims.

On May 23, 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH, US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC, Case No. 07-04837, in the 193rd Judicial District Court, Dallas County, Texas, alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with the plaintiffs’ purchase of $2.0 million in Ronco convertible preferred stock. SMH has filed an answer and special exceptions. SMH believes it has valid defenses to all claims made by the plaintiffs.

The Company is a party to various legal proceedings that are of an ordinary or routine nature incidental to its operations. The Company believes it has adequately reserved for such litigation matters and that they will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

The Company and its subsidiaries have obligations under operating leases that expire by 2017 with initial noncancelable terms in excess of one year.

11.	BUSINESS SEGMENT INFORMATION

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

The following summarizes certain financial information of each reportable business segment for the three and six months in the periods ended June 30, 2007 and 2006, respectively. SMHG does not analyze asset information in all business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues:
Asset/Wealth Management	$26,021	$19,643	$49,705	$38,254
Capital Markets:
Investment banking	6,580	8,288	13,804	15,340
Institutional brokerage	3,721	6,084	8,365	12,260
Prime brokerage services	8,802	8,021	17,671	16,168
Capital Markets Total	19,103	22,393	39,840	43,768
Corporate Support	1,073	404	2,135	2,421
Total	$46,197	$42,440	$91,680	$84,443

Income (loss) from continuing operations before
equity in income of limited partnerships, minority
interests, and income taxes:
Asset/Wealth Management	$6,773	$3,050	$13,205	$6,552
Capital Markets:
Investment banking	1,634	2,939	3,205	5,547
Institutional brokerage	185	992	811	1,752
Prime brokerage services	936	651	2,009	1,120
Capital Markets Total	2,755	4,582	6,025	8,419
Corporate Support	(7,096)	(2,710)	(10,322)	(4,659)
Total	$2,432	$4,922	$8,908	$10,312

Equity in income of limited partnerships:
Asset/Wealth Management	$3,907	$647	$3,319	$2,122
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support	(5)	101	268	451
Total	$3,902	$748	$3,587	$2,573

Minority interests in net income of
consolidated companies:
Asset/Wealth Management	$(4,521)	$(1,629)	$(6,360)	$(3,032)
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support	-	-	-	-
Total	$(4,521)	$(1,629)	$(6,360)	$(3,032)

Income (loss) from continuing operations before
income taxes:
Asset/Wealth Management	$6,159	$2,068	$10,164	$5,642
Capital Markets:
Investment banking	1,634	2,939	3,205	5,547
Institutional brokerage	185	992	811	1,752
Prime brokerage services	936	651	2,009	1,120
Capital Markets Total	2,755	4,582	6,025	8,419
Corporate Support	(7,101)	(2,609)	(10,054)	(4,208)
Total	$1,813	$4,041	$6,135	$9,853

12.	RELATED PARTIES

The Company had receivables from related parties totaling $9.9 million at June 30, 2007, primarily consisting of $5.6 million of advances to unconsolidated related entities to fund operating expenses, $3.3 million of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company, and $567,000 of management fees receivable from the limited partnerships that the Company manages.

13.	DISCONTINUED OPERATIONS

During the third and fourth quarters of 2006, the Company made the decision to close and closed the activities in the division known as Fixed Income National, which began operations during the first quarter of 2006. This decision was made due to the division’s inability to achieve sufficient revenues to offset its costs, many of which were in the form of guaranteed salaries and bonuses. During the six months ended June 30, 2006, Fixed Income National recorded an operating loss of $2.2 million, net of tax.

During the fourth quarter of 2006, the Company made the decision to close and closed Charlotte Capital. This decision was made due to the continuing decline of assets under management and to the fact that Charlotte Capital was not profitable. During the six months ended June 30, 2006, Charlotte Capital recorded an operating loss of $2.7 million, net of tax.

A summary of selected financial information of discontinued operations is as follows for the three and six months ended June 30, 2006.

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(in thousands)

Operating activities:
Revenues	$731	$2,171
Expenses	3,204	5,824
Goodwill impairment charge	4,456	4,456
Loss from discontinued operations
before minority interests and income taxes	(6,929)	(8,109)
Minority interests in net loss of
consolidated companies	2	7
Loss from discontinued operations
before income taxes	(6,927)	(8,102)
Benefit for income taxes	(2,731)	(3,207)
Loss from discontinued operations	$(4,196)	$(4,895)

14.	SUBSEQUENT EVENTS

On August 7, 2007, the Company’s board of directors declared a cash dividend for the third quarter of 2007 in the amount of $0.045 per share of common stock. The cash dividend will be payable on October 17, 2007, to holders of record as of the close of business on October 3, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Acts"). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements, that could affect the demand for the Company's services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of the Company’s trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for the Company's services; and (12) litigation and securities law liabilities. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearing fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the second quarter of 2007, compensation and benefits represented 62.2% of total expenses and 59.0% of total revenues, compared to 66.6% of total expenses and 58.9% of total revenues during the second quarter of 2006. During the first six months 2007, compensation and benefits represented 64.9% of total expenses and 58.6% of total revenues, compared to 67.5% of total expenses and 59.2% of total revenues for the same period in 2006.

Floor brokerage, exchange, and clearance fees include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business at SMH. SMH clears its transactions through several clearing firms, including Pershing LLC, a subsidiary of The Bank of New York Mellon Corporation, Goldman Sachs Execution & Clearing, L.P., ADP Clearing & Outsourcing, Inc., and First Clearing Corporation.

Other expenses include (1) occupancy expenses, such as rent and utility charges for facilities, (2) communications and data processing expenses, such as third-party systems, data, and software providers, (3) interest expense, and (4) other general and administrative expenses.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Total revenues were $46.2 million in the second quarter of 2007 compared to $42.4 million for the same quarter in 2006, an increase of $3.8 million, or 8.9%, primarily reflecting the conversion of customer accounts to fee-based from commission-based at Edelman but partially offset by a decline in commissions and investment banking revenue. Additionally, an increase in assets under management at Edelman, Salient, and Capital Advisors contributed to the growth in investment advisory fee revenue. Total expenses for the second quarter of 2007 increased $6.3 million, or 16.7%, to $43.8 million from $37.5 million in the same quarter of the previous year principally as the result of higher employee compensation and benefits due to the revenue growth and a $3.0 million reserve for uncollectible accounts recorded in the second quarter of 2007. Equity in income of limited partnerships was $3.9 million for the second quarter of 2007 compared to $748,000 for the second quarter of 2006, principally due to an increase in the values of the investment portfolios of two of the limited partnerships that we manage. Income from continuing operations was $1.1 million, or $0.04 per diluted common share, for the second quarter of 2007 compared to $2.5 million, or $0.13 per diluted common share, for the second quarter of 2006. The loss from discontinued operations was $4.2 million, or $0.22 per diluted common share, for the second quarter of 2006. No such loss was recorded in the second quarter of 2007.

Commission revenue decreased to $13.8 million in the second quarter of 2007 from $15.2 million for the same period in 2006, primarily as a result of a decline in trading activity in our institutional brokerage division. Investment banking revenue decreased to $9.1 million during the second quarter of 2007 from $12.0 million in the same period of 2006, principally due to a decrease in private placement income. Revenues from investment advisory and related services increased to $17.0 million in the second quarter of 2007 from $8.2 million in the same quarter of 2006 primarily due to the conversion of Edelman’s assets under management from a commission-based to a fee-based fee structure and to the addition of assets under management at Edelman, Salient, and Capital Advisors. Principal transactions revenue decreased from $3.8 million for the second quarter of 2006 to $2.8 million for the second quarter of 2007, primarily as a result of lower propriety trading activity at our prime brokerage services division. This decrease was partially offset by net realized and unrealized gains in the Company’s investment portfolio recognized in the current year. Interest and dividend income increased to $2.0 million in the second quarter of 2007 from $1.6 million in the same period last year due to an increase in the amount of money in the Company’s interest-bearing accounts. Other income remained constant at $1.6 million during the second quarter of 2007 and 2006.

During the three months ended June 30, 2007, employee compensation and benefits increased to $27.2 million from $25.0 million in the same period last year due to staff increases and higher revenues during 2007. Additionally, the Company recorded compensation expense in the amount of $1.3 million in the 2007 period related to the up-front payment to one of the selling shareholders of Rikoon. Floor brokerage, exchange, and clearance fees remained constant at $1.9 million in the second quarter of 2007 and 2006. Communication and data processing costs increased to $2.9 million in 2007 from $2.0 million in the same period last year resulting primarily from increased clearing firm service fees. Occupancy costs totaled $2.9 million during the second quarter of 2007 compared to $2.8 million in the second quarter of 2006. Interest expense decreased to $9,000 for the second quarter of 2007 from $276,000 for the second quarter of 2006. This decrease is the result of the repayment of the majority of the Company’s debt in the fourth quarter of 2006. Other general and administrative expenses increased to $8.7 million during the second quarter of 2007 from $5.6 million in the second quarter of last year, primarily due to a $3.0 million increase in the allowance for doubtful accounts related to a note receivable.

Our effective tax rate from continuing operations was 39.1% for the three months ended June 30, 2007 compared to 38.3% for the three months ended June 30, 2006. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes, which was partially affected by certain interest and dividend income not subject to tax.

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

RESULTS BY SEGMENT
Asset/Wealth Management
	Three Months Ended June 30,
	2007	2006
	(in thousands)

Revenues	$26,021	$19,643

Income from continuing operations before income taxes	$6,159	$2,068

Revenues from asset/wealth management increased to $26.0 million from $19.6 million and income from continuing operations before income taxes increased to $6.2 million from $2.1 million. Investment advisory and related services increased to $17.0 million from $8.1 million while commission revenue declined from $6.9 million to $5.3 million. The increase in investment advisory and related services and the decline in commission revenue are primarily due to the conversion of Edelman’s assets under management from a commission-based to a fee-based structure. Additionally, growth in assets under management at Edelman, Salient, and Capital Advisors has contributed to the increase in revenues from investment advisory fees. Sales credits from investment banking transactions declined to $1.6 million from $2.5 million as the result of a decrease in the number of investment banking transactions. Total expenses increased to $19.2 million from $16.6 million, primarily due to increased employee compensation related to the higher revenues. Equity in income of limited partnerships increased to $3.9 million from $647,000, principally due to an increase in the values of the investment portfolios of two of the limited partnerships that we manage. Minority interests in net income of consolidated subsidiaries reflect the portion of net income attributable to minority interest ownership of entities included in this segment’s consolidated financial statements. Minority interests in net income of consolidated subsidiaries, which reduces the Company’s pretax income, increased to $4.5 million from $1.6 million principally due to the increase in values of the investment portfolios of the limited partnerships.

Capital Markets

Investment Banking

	Three Months Ended June 30,
	2007	2006
	(in thousands)

Revenues	$6,580	$8,288

Income from continuing operations before income taxes	$1,634	$2,939

Revenues from investment banking decreased to $6.6 million from $8.3 million and income from continuing operations before income taxes decreased to $1.6 million from $2.9 million. The revenue decrease is primarily due to a decrease in revenues from private placement transactions that was partially offset by an increase in advisory fees. Total expenses decreased to $4.9 million from $5.3 million. This decrease in expenses is primarily attributable to decreased employee compensation that was partially offset by referral fees paid during the quarter.

Institutional Brokerage

	Three Months Ended June 30,
	2007	2006
	(in thousands)

Revenues	$3,721	$6,084

Income from continuing operations before income taxes	$185	$992

Revenues from institutional brokerage decreased to $3.7 million from $6.1 million and income from continuing operations before income taxes decreased to $185,000 from $992,000. Commission revenue decreased to $2.4 million from $3.7 million. The decrease in commission revenue is due to a decrease in trading volume, which is largely the result of the growth in electronic trading strategy execution software that replaces, in some cases, the role of traditional traders. Additionally, sales credits from investment banking transactions declined to $535,000 from $1.2 million as the result of a decrease in the number of investment banking transactions. Total expenses decreased to $3.5 million from $5.1 million primarily due to decreased employee compensation related to the lower revenues.

Prime Brokerage Services

	Three Months Ended June 30,
	2007	2006
	(in thousands)

Revenues	$8,802	$8,021

Income from continuing operations before income taxes	$936	$651

Revenues from prime brokerage increased to $8.8 million from $8.0 million and income from continuing operations before income taxes increased to $936,000 from $651,000. Commission revenue increased to $6.1 million from $4.5 million reflecting higher revenue from hedge fund services, while principal transaction revenue decreased to $1.6 million from $2.8 million, reflecting a decline in proprietary trading activities. Total expenses increased to $7.9 million from $7.4 million primarily due to increased compensation expense resulting from the increase in revenue.

Corporate Support

	Three Months Ended June 30,
	2007	2006
	(in thousands)

Revenues	$1,073	$404

Loss from continuing operations before income taxes	$(7,101)	$(2,609)

Revenues from corporate support increased to $1.1 million from $404,000 and the loss from continuing operations before income taxes increased to $7.1 million from $2.6 million. Revenues from principal transactions, which consist principally of changes in the values of our investment portfolios, increased to a loss of $25,000 from a loss of $598,000. Total expenses increased to $8.2 million from $3.1 million, primarily due to a $3.0 million increase in the allowance for doubtful accounts related to a note receivable recorded in the second quarter of 2007. In addition, in conjunction with the acquisition of a 75% ownership interest in Rikoon, the Company recorded compensation expense in the amount of $1.3 million related to the up-front payment to one of the selling shareholders who became an employee of Rikoon subsequent to the acquisition.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Total revenues were $91.7 million for the six months ended June 30, 2007 compared to $84.4 million for the same period in 2006, an increase of $7.3 million, or 8.6%, primarily reflecting an increase in assets under management in the firm’s asset/wealth management division. Total expenses for the six months ended June 30, 2007 increased $8.7 million, or 11.7%, to $82.8 million from $74.1 million in the same period in 2006 principally due to the revenue growth and the $3.0 million increase in the allowance for doubtful accounts recorded in the second quarter of 2007. Equity in income of limited partnerships was $3.6 million for the six months ended June 30, 2007 versus $2.6 million for the same period in 2006, principally due to an increase in the values of the investment portfolios of two of the limited partnerships that we manage. Income from continuing operations was $3.8 million, or $0.15 per diluted common share, for the six months ended June 30, 2007 compared to $6.0 million, or $0.30 per diluted common share, for the same period in 2006. The loss from discontinued operations was $4.9 million, or $0.25 per diluted common share, for the six months ended June 30, 2006. No such loss was recorded in the six months ended June 30, 2007.

Commission revenue decreased to $27.3 million for the six months ended June 30, 2007 from $30.0 million for the same period in 2006, primarily as a result of a decrease in trading volume in the institutional brokerage division which was partially offset by an increase in hedge fund trading activity at our prime brokerage services division. Investment banking revenue decreased to $19.2 million for the six months ended June 30, 2007 from $21.9 million in the same period of 2006, due to fewer transactions completed in 2007. Revenues from investment advisory and related services increased to $31.9 million for the six months ended June 30, 2007 from $16.5 million in the same period of 2006 primarily due to the conversion of Edelman’s assets under management from a commission-based to a fee-based fee structure and to the addition of assets under management at Edelman, Salient, and Capital Advisors. Principal transactions revenue decreased from $10.0 million for the six months ended June 30, 2006 to $6.1 million for the same period in 2007, primarily as a result of lower propriety trading activity at our prime brokerage services division. Interest and dividend income increased to $3.9 million for the six months ended June 30, 2007 from $3.0 million in the same period last year due to an increase in the amount of money in the Company’s interest-bearing accounts. Other income increased from $3.0 million during the six months ended June 30, 2006 to $3.2 million during the same period in 2007 due to an increase in fees earned on the sale of insurance products.

During the six months ended June 30, 2007, employee compensation and benefits increased to $53.8 million from $50.0 million in the same period last year due to staff increases and higher revenues during 2007. Additionally, the Company recorded compensation expense in the amount of $1.3 million in the 2007 period related to the up-front payment to one of the selling shareholders of Rikoon. Floor brokerage, exchange, and clearance fees decreased to $3.4 million for the six months ended June 30, 2007 from $3.7 million in the same period in 2006 reflecting lower clearing and execution costs resulting from the decreased trading volume. Communication and data processing costs increased to $5.1 million for the six months ended June 30, 2007 from $4.0 million in the same period last year resulting primarily from increased clearing firm service fees. Occupancy costs totaled $6.0 million during the six months ended June 30, 2007 compared to $5.3 million for the same period last year primarily due to the increase in the amount of rental space necessary for the expansion of our asset/wealth management operations. Interest expense decreased to $21,000 for the six months ended June 30, 2007 from $477,000 for the same period in 2006. This decrease is the result of the repayment of the majority of the Company’s debt in the fourth quarter of 2006. Other general and administrative expenses increased to $14.4 million for the six months ended June 30, 2007 from $10.7 million in the same period last year primarily due to the $3.0 million increase in the allowance for doubtful accounts recorded in the second quarter of 2007.

Our effective tax rate from continuing operations was 37.3% for the six months ended June 30, 2007 compared to 39.6% for the six months ended June 30, 2006. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes, which was partially affected by certain interest and dividend income not subject to tax.

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

RESULTS BY SEGMENT
Asset/Wealth Management

	Six Months Ended June 30,
	2007	2006
	(in thousands)

Revenues	$49,705	$38,254

Income from continuing operations before income taxes	$10,164	$5,642

Revenues from asset/wealth management increased to $49.7 million from $38.3 million and income from continuing operations before income taxes increased to $10.2 million from $5.6 million. Investment advisory and related services increased to $31.7 million from $16.4 million while commission revenue declined from $13.3 million to $10.1 million. The increase in investment advisory and related services and the decline in commission revenue are primarily due to the conversion of Edelman’s assets under management from a commission-based to a fee-based structure. Additionally, growth in assets under management at Edelman, Salient, and Capital Advisors has contributed to the increase in revenues from investment advisory fees. Sales credits from investment banking transactions declined to $3.4 million from $4.5 million as the result of a reduction in investment banking transactions. Total expenses increased to $36.5 million from $31.7 million, primarily due to increased employee compensation related to the higher revenues. Equity in income of limited partnerships increased to $3.3 million from $2.1 million, principally due to an increase in the values of the investment portfolios of two of the limited partnerships that we manage. Minority interests in net income of consolidated subsidiaries reflect the portion of net income attributable to minority interest ownership of entities included in this segment’s consolidated financial statements. Minority interests in net income of consolidated subsidiaries, which reduces the Company’s pretax income, increased to $6.4 million from $3.0 million principally due to Edelman’s increase in profits and the increase in values of the investment portfolios of the limited partnerships.

Capital Markets

Investment Banking

	Six Months Ended June 30,
	2007	2006
	(in thousands)

Revenues	$13,804	$15,340

Income from continuing operations before income taxes	$3,205	$5,547

Revenues from investment banking decreased to $13.8 million from $15.3 million and income from continuing operations before income taxes decreased to $3.2 million from $5.5 million. The revenue decrease is primarily due to a decrease in revenues from private placement transactions that was partially offset by an increase in merger and acquisition fees. Total expenses increased to $10.6 million from $9.8 million. This increase in expenses is primarily attributable to increased outside sales commissions and an increase in legal expenses related to the settlement of two lawsuits.

Institutional Brokerage

	Six Months Ended June 30,
	2007	2006
	(in thousands)

Revenues	$8,365	$12,260

Income from continuing operations before income taxes	$811	$1,752

Revenues from institutional brokerage decreased to $8.4 million from $12.3 million and income from continuing operations before income taxes decreased to $811,000 from $1.8 million. Commission revenue decreased to $5.5 million from $8.2 million and principal transaction revenue decreased to $1.3 million from $1.7 million. The decrease in commission revenue and principal transaction revenue is due to a decrease in trading volume, which is largely the result of the growth in electronic trading strategy execution software that replaces, in some cases, the role of traditional traders. Additionally, sales credits from investment banking transactions declined to $1.4 million from $2.1 million as the result of a decrease in the number of investment banking transactions. Total expenses decreased to $7.6 million from $10.5 million primarily due to decreased employee compensation related to the lower revenues.

Prime Brokerage Services

	Six Months Ended June 30,
	2007	2006
	(in thousands)

Revenues	$17,671	$16,168

Income from continuing operations before income taxes	$2,009	$1,120

Revenues from prime brokerage increased to $17.7 million from $16.2 million and income from continuing operations before income taxes increased to $2.0 million from $1.1 million. Commission revenue increased to $11.6 million from $8.3 million reflecting higher revenue from hedge fund services and the addition of the preferred syndicate department. Principal transaction revenue decreased to $4.1 million from $6.6 million, reflecting a decline in proprietary trading activities. Total expenses increased to $15.7 million from $15.0 million reflecting increased employee compensation and occupancy expenses.

Corporate Support

	Six Months Ended June 30,
	2007	2006
	(in thousands)

Revenues	$2,135	$2,421

Loss from continuing operations before income taxes	$(10,054)	$(4,208)

Revenues from corporate support decreased to $2.1 million from $2.4 million and the loss from continuing operations before income taxes increased to $10.1 million from $4.2 million. Interest and dividend income increased to $2.0 million from $1.6 million due to an increase in the amount of money in the Company’s interest-bearing accounts. Revenues from principal transactions, which consist principally of changes in the values of our investment portfolios, decreased to a loss of $259,000 from a gain of $481,000. Total expenses increased to $12.5 million from $7.1 million, primarily as the result of the $3.0 million increase in the allowance for doubtful accounts recorded in the second quarter of 2007. In addition, in conjunction with the acquisition of a 75% ownership interest in Rikoon, the Company recorded compensation expense in the amount of $1.3 million related to the up-front payment to one of the selling shareholders who became an employee of Rikoon subsequent to the acquisition.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting mainly of internally generated earnings and liquid assets we currently hold.

On October 4, 2006, we completed a sale of 5.0 million shares of common stock in an underwritten public offering at a price to the public of $12.50 per share. We received net proceeds (before expenses) of $58.8 million, which were used to repay the outstanding balance of our revolving credit facility and to provide funds for general corporate purposes, including expansion of our business and working capital.

At June 30, 2007, we had $43.7 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, marketable securities owned, and securities available for sale represented 27.7% of our total assets at the end of the second quarter.

For the six months ended June 30, 2007, net cash used in operations totaled $11.7 million versus net cash used in operations of $5.2 million during the same period in 2006. Receivables increased by $11.6 million during the six months ended June 30, 2007, principally due to increased revenue, the $4.0 million loan to Edelman Personal Financial Advisors, LLC, and fees for investment banking transactions closed at the end of the quarter that were unpaid at June 30, 2007. These increases are partially offset by the $3.0 increase in the allowance for doubtful accounts recorded in the second quarter of 2007. Accounts payable and accrued liabilities decreased by $4.4 million during the six months ended June 30, 2007, principally due to the payment of accrued compensation during the first quarter of 2007.

Securities owned increased by $15.0 million during the six months ended June 30, 2007, while securities sold, not yet purchased decreased by $2.3 million and payables to broker-dealers and clearing organizations increased by $10.0 million. The change in securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations is primarily due to the trading portfolios of our proprietary trading operations. The Company’s proprietary trading operations carry both long and short fixed income and equity securities. These trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market. We employ hedging strategies designed to insulate the net value of our trading inventories from fluctuations in the general level of interest rates and equity price variances. We finance a portion of our trading positions through our clearing broker-dealers.

Capital expenditures for the six months ended June 30, 2007 were $1.7 million, mainly for the purchase of furniture, computer equipment and software, as well as for leasehold improvements, necessary for our growth.

At June 30, 2007, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. Salient Trust Co., LTA was in compliance with the Texas Department of Banking net capital requirements and had capital in excess of the required minimum.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

During the six months ended June 30, 2007, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

At June 30, 2007, securities owned by the Company were recorded at a fair value of $101.1 million, including $33.9 million in marketable securities, $56.5 million representing the Company’s investments in limited partnerships, and $10.7 million representing other not readily marketable securities.

At June 30, 2007, Salient had securities available for sale with a fair value of $1.2 million. These securities have an original cost of $993,000 and are subject to equity price risk. At June 30, 2007, an unrealized increase in market value totaling $184,000 less tax of $73,000 has been included as a separate component of shareholders’ equity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Many aspects of our business involve substantial risks of liability. In the normal course of business, we have been and in the future may be named as defendant or co-defendant in lawsuits and arbitration proceedings involving primarily claims for damages. We are also involved in a number of regulatory matters arising out of the conduct of our business. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our consolidated financial position, results of operations, and cash flows. In addition to claims for damages and monetary sanctions that may be made against us, we incur substantial costs in investigating and defending claims and regulatory matters.

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

In May 2005, SMH acted as placement agent for a private placement of $50.0 million in convertible preferred stock of Ronco Corporation, a leading company in direct response marketing. Subsequent to the offering, Ronco experienced financial difficulties and ultimately filed a voluntary petition under Chapter 11 of the Bankruptcy Code on June 14, 2007. The bankruptcy court has approved the sale of substantially all of Ronco’s assets and it is unlikely that there will be any distribution to its unsecured creditors or equity security holders. SMH has written off a $3.0 million subordinated working capital loan that it made to Ronco in 2006. SMH is the defendant in three proceedings related to Ronco.

On February 5, 2007, Richard F. Allen, the former Chief Executive Officer of Ronco, filed a complaint against SMH, Richard F. Allen, Sr. v. Sanders Morris Harris Inc., Case No. BC365969, in the Superior Court of California, Central District, Los Angeles, alleging that SMH caused Ronco to breach Mr. Allen’s employment agreement with Ronco and by such interference caused Ronco to terminate Mr. Allen without paying him his $1.0 million severance payment and $600,000 bonus. SMH has filed a general denial. SMH believes it has valid defenses to all claims made by Mr. Allen.

On April 4, 2007, four individual purchasers of Ronco convertible preferred stock commenced an NASD arbitration proceeding against SMH with respect to their investment in Ronco convertible preferred stock. The claimants have an aggregate claim of $250,000 and allege negligence by SMH in making the offering as submitted to the claimants, common law fraud, state and federal securities fraud, and breach of fiduciary duty. SMH believes it has valid defenses to all the claims.

On May 23, 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH, US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC, Case No. 07-04837, in the 193rd Judicial District Court, Dallas County, Texas, alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with the plaintiffs’ purchase of $2.0 million in Ronco convertible preferred stock. SMH has filed an answer and special exceptions. SMH believes it has valid defenses to all claims made by the plaintiffs.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 24, 2007, the Company held its annual meeting of shareholders to vote for election of directors to the Company’s Board of Directors. Each nominee was elected and the results of the votes were as follows:

	Number of	Number of	Number of	Number of
	Shares	Shares	Shares	Broker
	Voted For	Voted Against	Withheld	Non-Votes

Election of directors:

Don A. Sanders	22,138,119	-	390,477	-
George L. Ball	22,137,854	-	390,742	-
Richard E. Bean	21,994,283	-	534,313	-
Charles W. Duncan III	21,994,283	-	534,313	-
Scott B. McClelland	22,197,731	-	330,865	-
Ben T. Morris	22,138,119	-	390,477	-
Dr. Albert W. Niemi, Jr.	22,112,031	-	416,565	-
W. Blair Waltrip	21,801,460	-	727,136	-
Nolan Ryan	16,694,987	-	5,833,609	-

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

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

†10.01
Sanders Morris Harris Group Inc. 1998 Incentive Plan as amended (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company dated May 3, 2002 (File No. 000- 30066), and incorporated herein by reference).

†10.02
Sanders Morris Harris Group Inc. Capital Incentive Program (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-30066), and incorporated herein by reference).

†10.03
Form of Option Agreement pursuant to 1998 Incentive Plan (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000- 30066), and incorporated herein by reference).

†10.04
Form of Restricted Stock Agreement pursuant to 1998 Incentive Plan (Filed as Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000- 30066), and incorporated herein by reference).

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

10.06
On-Line Services Agreement dated as of June 1, 2005, between Innovest Systems, LLC and Pinnacle Trust Co., LTA. (Filed as Exhibit 10.05 to the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2005 (File No. 000-30066), and incorporated herein by reference).

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

*10.10	Agreement and Fourth Amendment to Credit Agreement as of May 7, 2007 between Sanders Morris Harris Group Inc. and JPMorgan Chase Bank, National Association.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

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

Date: August 9, 2007