Form 10-Q
period 2007-09-30
SANDERS MORRIS HARRIS GROUP INC
filed 2007-11-09
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 7, 2007, the registrant had 25,021,797 outstanding shares of common stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2007 and December 31, 2006
(in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)

ASSETS
Cash and cash equivalents	$38,973	$68,861
Receivables, net of allowance of $3,340 and $227, respectively
Broker-dealers and clearing organizations	317	505
Customers	25,294	16,720
Related parties	11,260	6,212
Other	4,332	5,587
Deposits with clearing organizations	1,093	1,084
Securities owned	98,419	82,462
Securities available for sale	975	1,467
Furniture, equipment, and leasehold improvements, net	13,000	12,323
Deferred tax asset, net	35	-
Other assets and prepaid expenses	2,367	2,048
Goodwill and other intangible assets	94,960	84,773
Total assets	$291,025	$282,042

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$26,019	$25,550
Borrowings	200	555
Deferred tax liability, net	-	3,037
Securities sold, not yet purchased	14,569	20,107
Payable to broker-dealers and clearing organizations	7,716	733
Total liabilities	48,504	49,982

Commitments and contingencies

Minority interests	16,566	12,124
Shareholders' equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 25,761,208 and 25,273,437 shares issued, respectively	258	253
Additional paid-in capital	203,898	199,176
Retained earnings	25,139	23,902
Accumulated other comprehensive income	141	86
Treasury stock, at cost, 739,411 shares	(3,481)	(3,481)
Total shareholders' equity	225,955	219,936
Total liabilities and shareholders' equity	$291,025	$282,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Commissions	$12,883	$12,856	$40,209	$42,865
Investment banking	8,449	11,571	27,694	33,518
Investment advisory and related services	19,580	10,790	51,450	27,300
Principal transactions	2,215	3,137	8,313	13,112
Interest and dividends	1,374	1,494	5,272	4,513
Other income	1,649	1,412	4,892	4,395
Total revenues	46,150	41,260	137,830	125,703

Expenses:
Employee compensation and benefits	26,371	25,490	80,123	75,501
Floor brokerage, exchange, and clearance fees	1,480	1,713	4,861	5,442
Communications and data processing	2,516	1,792	7,647	5,750
Occupancy	2,903	2,733	8,870	8,001
Interest	9	274	30	751
Amortization of intangible assets	95	-	234	-
Other general and administrative	5,976	5,693	20,357	16,381
Total expenses	39,350	37,695	122,122	111,826

Income from continuing operations before equity in income (loss) of limited partnerships, minority interests, and income taxes	6,800	3,565	15,708	13,877
Equity in income (loss) of limited partnerships	711	(1,671)	4,298	902

Income from continuing operations before minority interests and income taxes	7,511	1,894	20,006	14,779
Minority interests in net income of consolidated companies	(4,586)	(586)	(10,946)	(3,618)
Income from continuing operations before income taxes	2,925	1,308	9,060	11,161
Provision for income taxes	1,082	521	3,371	4,421
Income from continuing operations	1,843	787	5,689	6,740
Loss from discontinued operations, net of tax	-	(1,085)	-	(5,980)
Net income (loss)	$1,843	$(298)	$5,689	$760

Basic earnings (loss) per common share:
Continuing operations	$0.07	$0.04	$0.23	$0.35
Discontinued operations	-	(0.06)	-	(0.31)
Net earnings (loss)	$0.07	$(0.02)	$0.23	$0.04

Diluted earnings (loss) per common share:
Continuing operations	$0.07	$0.04	$0.23	$0.34
Discontinued operations	-	(0.05)	-	(0.30)
Net earnings (loss)	$0.07	$(0.01)	$0.23	$0.04

Weighted average common shares outstanding:
Basic	24,801	19,561	24,715	19,225
Diluted	25,095	19,994	25,038	19,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2007
(in thousands, except share and per share amounts)
(unaudited)

	Amounts		Shares
Common stock
Balance, beginning of period	$253		25,273,437
Stock issued for acquisition	2		242,927
Stock issued pursuant to employee benefit plan	3		244,844
Balance, end of period	258		25,761,208
Additional paid-in capital
Balance, beginning of period	199,176
Stock issued for acquisition	2,398
Stock issued pursuant to employee benefit plan; including tax benefit	544
Stock-based compensation expense	1,780
Balance, end of period	203,898
Retained earnings
Balance, beginning of period	23,902
Cash dividends ($0.18 per share)	(4,452)
Net income	5,689	5,689
Balance, end of period	25,139	5,689
Accumulated other comprehensive income
Balance, beginning of period	86
Net change in unrealized appreciation on securities available for sale	91	91
Income tax expense on change in unrealized appreciation on securities available for sale	(36)	(36)
Balance, end of period	141	55
Comprehensive income		5,744
Treasury stock
Balance, beginning of period	(3,481)		(739,411)
Balance, end of period	(3,481)		(739,411)
Total shareholders' equity and common shares outstanding	$225,955		25,021,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2007 and 2006
(in thousands)
(unaudited)

	2007	2006
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,689	$760
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on securities available for sale	(1)	(11)
Loss on sales of assets	53	-
Depreciation and amortization	2,462	2,135
Provision for bad debts	3,228	360
Stock-based compensation expense	1,780	1,752
Goodwill impairment charge	-	4,456
Amortization of intangible assets	234	-
Deferred income taxes	(3,108)	(1,957)
Equity in income of limited partnerships	(4,298)	(902)
Minority interests in net income of consolidated companies	10,946	3,580
Unrealized and realized losses on not readily marketable securities owned, net	2,185	4,200
Not readily marketable securities owned received for payment of investment banking fees	(1,692)	(5,500)
Net change in:
Receivables	(15,008)	(1,792)
Deposits with clearing organizations	(9)	(8)
Securities owned	5,824	(12,225)
Other assets and prepaid expenses	(331)	(505)
Accounts payable and accrued liabilities	(715)	(275)
Securities sold, not yet purchased	(5,538)	9,623
Payable to broker-dealers and clearing organizations	6,983	(2,160)
Net cash provided by operating activities	8,684	1,531
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,231)	(4,001)
Acquisitions, net of cash acquired of $59	(8,249)	-
Proceeds from sales of not readily marketable securities owned	4,476	4,082
Purchases of not readily marketable securities owned	(22,452)	(1,924)
Proceeds from sales and maturities of securities available for sale	584	418
Proceeds from sales of assets	39	-
Net cash used in investing activities	(28,833)	(1,425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued pursuant to employee benefit plan	428	1,163
Tax benefit of stock options exercised	119	424
Collection of receivables for shares issued	-	15
Proceeds from borrowings	145	8,119
Repayment of borrowings	(500)	(3,470)
Investments by minority interests	40	47
Distributions to minority interests	(6,645)	(2,169)
Payments of cash dividends	(3,326)	(2,572)
Net cash (used in) provided by financing activities	(9,739)	1,557
Net (decrease) increase in cash and cash equivalents	(29,888)	1,663
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,861	17,867
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,973	$19,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations

Through its operating subsidiaries SMH Capital Inc. (formerly Sanders Morris Harris Inc.) (“SMH”), Salient Capital Management, LLC (“Salient”), SMH Capital Advisors, Inc. (“Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), and Select Sports Group, Ltd. (“SSG”), Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including asset and wealth management (including investment advice and management, financial planning, trust related services, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage services, and research). The Company serves a diverse group of institutional, corporate, and individual clients.

During the third and fourth quarters of 2006, the Company closed (a) the activities of the division known as Fixed Income National, which began operations during the first quarter of 2006 and (b) Charlotte Capital, LLC (“Charlotte Capital”). Fixed Income National provided fixed income brokerage services to institutional clients. The operating results of the Fixed Income National division and Charlotte Capital are included in loss from discontinued operations, net of tax, and are excluded from the segment disclosures for all periods presented.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at September 30, 2007, our results of operations for the three and nine months ended September 30, 2007 and 2006, and our cash flows for the nine months ended September 30, 2007 and 2006. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

Reclassifications

Certain reclassifications have been made to the 2006 condensed consolidated financial statements to conform them to the 2007 presentation. Cash flow information has been revised to reclassify the acquisitions and dispositions of not readily marketable securities owned from net cash provided by operating activities to net cash used in investing activities. The total amount thus reclassified was $2.2 million for the nine months ended September 30, 2006. Management believes that the changes in the condensed consolidated statement of cash flows for the nine months ended September 30, 2006 are immaterial relative to the financial statements taken as a whole. The result of this reclassification on net cash provided by operating activities is reflected in Note 2. The result of this reclassification on net cash used in investing activities in the 2006 condensed consolidated statement of cash flows is as follows:

Nine Months Ended
September 30, 2006
(in thousands)

Net cash used in investing activities (as reported)	$(3,583)
Impact of reclassification of acquisitions and dispositions of not readily marketable securities	2,158
Net cash used in investing activities (as reclassified)	$(1,425)

2.	RESTATEMENT

During 2006, the Company restated its 2005 consolidated balance sheet to correct an understatement of the Company’s previously reported cash balances resulting from the manner in which cash in the Company’s clearing firm accounts was offset against margin balances related to unsettled trades; and certain payables to broker-dealers for unsettled trades that were netted against its cash and margin balances in some of the Company’s clearing firm accounts. The result of this restatement on the 2006 condensed consolidated statement of cash flows is as follows:

	Nine Months Ended
	September 30, 2006
	As Reported	As Restated
	(in thousands)

Change in payable to broker-dealers and clearing organizations	$(1,768)	$(2,160)
Net cash provided by operating activities	4,081	1,531
Net increase in cash and cash equivalents	2,055	1,663
Cash and cash equivalents at beginning of period	17,475	17,867

The change in net cash provided by operating activities includes a reclassification of $2.2 million discussed in Note 1 - Reclassifications.

3.	ACQUISITIONS

On September 14, 2007, the Company acquired a 50.1% interest in Dickenson, an insurance agency with four registered agents based in Solon, Ohio. The acquisition was accounted for as a purchase and, accordingly, the financial information of Dickenson has been included in the Company’s consolidated financial statements from September 14, 2007. The consideration of $6.0 million, consisting of a combination of cash and shares of the Company’s common stock, exceeded the fair market value of identifiable net tangible assets by $6.0 million, which has been recorded as goodwill and other intangible assets.

On May 24, 2007, the Company acquired a 75% interest in Rikoon for cash consideration of $6.0 million of which $1.3 million was deemed to be compensation expense. The Company agreed to purchase an additional 5% interest in February 2011 for cash consideration ranging from a minimum of $3.0 million to a maximum of $5.0 million based on the amount by which Rikoon’s average earnings before interest, taxes, depreciation, and amortization (“EBITDA”) varies from the threshold EBITDA specified in the purchase agreement. At acquisition, Rikoon, based in Santa Fe, New Mexico, manages approximately $400 million in assets. The acquisition was accounted for as a purchase and, accordingly, the financial information of Rikoon has been included in the Company’s consolidated financial statements from May 24, 2007. The consideration exceeded the fair market value of identifiable net tangible assets by $4.4 million which has been recorded as goodwill and other intangible assets.

On May 10, 2005, the Company acquired a 51% interest in Edelman, one of the leading financial planning firms in the country. The Company will acquire the remaining 49% of Edelman over four years. At acquisition, Edelman, based in Fairfax, Virginia, managed over $2.6 billion in assets. At the initial closing, the Company bought 51% of the outstanding membership units of Edelman (“the First Tranche Units”). The Company paid $24.8 million, in a combination of cash and shares of the Company’s common stock, for the First Tranche Units, including contingent consideration (the “Earn-Out Consideration”) of $4.8 million accrued in the third quarter of 2006. The Earn-Out Consideration was based on a multiple of the net income of Edelman for the twelve months ended September 30, 2006.

4.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007		December 31, 2006
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)
Marketable:
U.S. government and agency	$-	$15	$260	$15
Corporate stocks and options	33,710	14,554	36,843	20,051
Corporate bonds	-	-	-	41
	33,710	14,569	37,103	20,107
Not readily marketable:
Limited partnerships	55,327	-	36,095	-
Warrants	6,871	-	8,795	-
Equities and options	2,511	-	469	-
	64,709	-	45,359	-
	$98,419	$14,569	$82,462	$20,107

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

5.	SECURITIES AVAILABLE FOR SALE

Securities available for sale at September 30, 2007 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. government and agency obligations	$384	$2	$-	$386
Marketable equity securities	359	230	-	589
Total	$743	$232	$-	$975

The contractual maturities of debt securities available for sale at September 30, 2007 were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)

Within one year	$250	$250
Over 25 years	134	136
Total	$384	$386

Gross realized gains on sales of securities available for sale were $1,000 and $12,000 for the nine months ended September 30, 2007 and 2006, respectively. No realized losses on securities available for sale were recorded for the nine months ended September 30, 2007. Gross realized losses on securities available for sale were $1,000 for the nine months ended September 30, 2006.

6.	BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. In May 2006, this credit agreement was amended to increase the revolving credit facility to $18.0 million. The line of credit expires in May 2008. Borrowings under the line of credit bear interest at LIBOR plus 150 basis points. Interest is payable quarterly on this line of credit. The credit facility is secured by a pledge of ownership interests in two of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt-to-EBITDA and liquidity to funded debt ratios, as well as minimum assets under management. At September 30, 2007, the Company was in compliance with all covenants. The line of credit has a commitment fee of 1/8% per annum. There was no outstanding balance on the line of credit at September 30, 2007. The amount of available borrowings under the line of credit, which is reduced by letters of credit issued by the Company, was $16.3 million at September 30, 2007.

During December 2005, Salient entered into a $2.5 million revolving credit facility with a bank. The line of credit expires in December 2007. Borrowings under the line of credit bear interest at LIBOR plus 165 basis points. The interest rate of Salient’s borrowings ranged from 6.78% to 7.15% during 2007 and was 6.78% at September 30, 2007. Interest is payable quarterly on this line of credit. The credit facility is unsecured and not subject to financial covenants; however, payment is guaranteed by SMHG and the principals of Salient. The outstanding balance on the line of credit was $200,000 at September 30, 2007.

7.	INCOME TAXES

The difference between the effective tax rate reflected in the provision for income taxes from continuing operations and the statutory federal rate is analyzed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Expected federal tax at statutory rate of 35% for 2007 and 34% for 2006	$1,024	$445	$3,171	$3,795
State and other income taxes	58	76	200	626
Total	$1,082	$521	$3,371	$4,421

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examination by the taxing authorities for years before 2004.

The Company files in several state tax jurisdictions. The Company is no longer subject to state income tax examination by the taxing authorities for years before 2003, with the exception of New York state in which the 2002 statute has been voluntarily extended. New York state is currently examining the 2002, 2003, and 2004 state returns filed by the Company. In conjunction with that examination, New York state has issued a tentative assessment of additional tax. The Company is currently reviewing the proposed deficiencies and intends to respond to the report in due course. The New York City taxing authorities are currently examining the 2003 and 2004 city returns filed by the Company. The Company does not anticipate these examinations to result in any adjustments that would have a significant impact on the Company’s financial statements.

8.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has two types of stock-based compensation awards: (1) stock options and (2) restricted common stock.

The following table sets forth pertinent information regarding stock option transactions for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2007	911,585	$8.08
Granted	-	-
Exercised	(55,200)	4.66
Outstanding at September 30, 2007	856,385	$8.30

Options exercisable at September 30, 2007	775,760	$7.58

Incentive award shares available for grant at September 30, 2007	2,196,569

During the nine months ended September 30, 2007 and 2006, 55,200 and 119,436 options were exercised for which the Company received proceeds of $257,000 and $627,000, respectively. The Company recognized pretax compensation expense of $116,000 and $213,000 during the nine months ended September 30, 2007 and 2006, respectively, related to stock options. The portion of stock-based compensation expense related to stock options that was unrecognized at September 30, 2007 was $233,000.

The following table summarizes certain information related to restricted common stock grants at September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2007	523,302	$14.46

Nonvested at September 30, 2007	548,278	$13.47

For the nine months ended September 30, 2007:

Granted	196,587	$10.92

Vested	164,768	$13.56

Forfeited	6,843	$13.62

Employees deferred compensation of $171,000 and $536,000 during the nine months ended September 30, 2007 and 2006, respectively, that was used to purchase restricted common stock. The Company recognized pretax compensation expense of $1.7 million and $1.5 million during the nine months ended September 30, 2007 and 2006, respectively, related to its restricted common stock plan. At September 30, 2007, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock totaled $5.0 million.

9.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share computations for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)

Income from continuing operations	$1,843	$787	$5,689	$6,740
Loss from discontinued operations, net of tax	-	(1,085)	-	(5,980)
Net income (loss)	$1,843	$(298)	$5,689	$760

Basic earnings (loss) per common share:
Continuing operations	$0.07	$0.04	$0.23	$0.35
Discontinued operations	-	(0.06)	-	(0.31)
Net earnings (loss)	$0.07	$(0.02)	$0.23	$0.04

Diluted earnings (loss) per common share:
Continuing operations	$0.07	$0.04	$0.23	$0.34
Discontinued operations	-	(0.05)	-	(0.30)
Net earnings (loss)	$0.07	$(0.01)	$0.23	$0.04

Weighted average number of common shares outstanding:
Basic	24,801	19,561	24,715	19,225
Incremental common shares issuable under stock option plan, net	294	433	323	463
Diluted	25,095	19,994	25,038	19,688

Outstanding stock options of 305,000 and 172,500 for the three months ended September 30, 2007 and 2006, respectively, and 305,000 and 72,500 for the nine months ended September 30, 2007 and 2006, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

10.	COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $830,000, $250,000, $230,000, $199,000, $144,000, and $92,000 to the owners of six of the offices that we lease to secure payment of our lease obligations for those facilities. The Company has issued a letter of credit in the amount of $100,000 to secure the payment of the deductible portion of the Company’s workers compensation insurance policy.

The Company and Ric Edelman have organized a new entity, Edelman Financial Advisors, LLC (“EFA”), to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area. We committed to initially loan EFA up to $10 million to cover its start-up expenses for 2007 and an additional $10 million, if necessary, commencing December 1, 2007. The loans to EFA are payable on May 12, 2009. Mr. Edelman has guaranteed repayment of the EFA obligation to the extent of funds that will be owed to him by the Company in connection with the purchase of Edelman. The outstanding balance of the Company’s loan to EFA was $6.0 million at September 30, 2007. EFA has entered into an agreement with Radio Networks, LLC, an affiliate of ABC, Inc. and The Walt Disney Company, to nationally syndicate Mr. Edelman’s weekly radio program. The program is being syndicated into sixteen additional markets, including Atlanta, Baltimore, Chicago, Columbus, Dallas, Detroit, Houston, Indianapolis, Los Angeles, Miami, New York City, Orlando, Phoenix, Portland, Oregon, San Diego, and San Francisco.

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

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at September 30, 2007.

The Financial Industry Regulatory Authority (formerly the NASD) (“FINRA”) initially conducted an inspection of our Concept Capital prime brokerage and private investment or hedge fund support operations based in our New York office in November 2004. Subsequent to such inspection, FINRA opened an investigation and requested the production of additional documents and materials during 2005 and 2006 with respect to our prime brokerage and related hedge fund operations and has conducted formal interviews of a number of our employees involved in these operations. On August 16, 2006, SMH received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against SMH and four of its employees based on alleged violations of certain conduct rules of FINRA, including FINRA Conduct Rule 2110 relating to the alleged improper payment of soft dollar commissions to a fund manager and relating to the alleged improper sharing of commissions by two employees contrary to a written contract with an investment advisor and representations to the investors in one private investment partnership; FINRA Conduct Rule 2210 relating to the content of hedge fund advertising materials; SEC Rule 17a-4 and Conduct Rules 2210 and 3110 relating to the retention of certain email, instant messages, and advertising materials; Conduct Rules 1031 and 2110 relating to the activities of an unregistered employee; and Conduct Rules 2110 and 3010 relating to the written supervisory procedures of SMH for its hedge fund and prime brokerage operations. Under the Wells procedure, SMH has an opportunity to respond to FINRA before any action is taken against it. SMH submitted its response to FINRA on October 11, 2006. We and our legal counsel have had ongoing discussions with the staff of FINRA with respect to the alleged violations and possible settlement of the matter and expect that the matter will be resolved during the fourth quarter. There is no assurance that an acceptable resolution can be reached or that the ultimate impact on the Company will not be material.

In May 2005, SMH acted as placement agent for a private placement of $50.0 million in convertible preferred stock of Ronco Corporation, a leading company in direct response marketing. Subsequent to the offering, Ronco experienced financial difficulties and ultimately filed a voluntary petition under Chapter 11 of the Bankruptcy Code on June 14, 2007. The bankruptcy court approved the sale of substantially all of Ronco’s assets in August 2007, and the case has been converted to a liquidation under Chapter 7. It is unlikely that there will be any distribution to its unsecured creditors or equity security holders. SMH has written off a $3.0 million subordinated working capital loan that it made to Ronco in 2006. SMH is a defendant in three proceedings related to Ronco.

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

On April 4, 2007, four individual purchasers of Ronco convertible preferred stock commenced a FINRA arbitration proceeding against SMH with respect to their investment in Ronco convertible preferred stock. The claimants have an aggregate claim of $250,000 and allege negligence by SMH in making the offering as submitted to the claimants, common law fraud, state and federal securities fraud, and breach of fiduciary duty. SMH has filed an answer to such proceeding and believes it has valid defenses to all the claims.

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

The Company and its subsidiaries have obligations under operating leases that expire through 2017 with initial noncancelable terms in excess of one year.

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

The following summarizes certain financial information of each reportable business segment for the three and nine months in the periods ended September 30, 2007 and 2006, respectively. SMHG does not analyze asset information in all business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Asset/Wealth Management	$26,878	$19,383	$76,583	$57,637
Capital Markets:
Investment banking	5,994	8,635	19,798	23,975
Institutional brokerage	3,936	5,027	12,301	17,287
Prime brokerage services	8,701	9,035	26,372	25,203
Capital Markets Total	18,631	22,697	58,471	66,465
Corporate Support	641	(820)	2,776	1,601
Total	$46,150	$41,260	$137,830	$125,703

Income (loss) from continuing operations before equity in income (loss) of limited partnerships, minority interests, and income taxes:
Asset/Wealth Management	$8,414	$4,885	$21,619	$11,437
Capital Markets:
Investment banking	1,327	3,018	4,532	8,565
Institutional brokerage	306	689	1,117	2,441
Prime brokerage services	739	268	2,748	1,388
Capital Markets Total	2,372	3,975	8,397	12,394
Corporate Support	(3,986)	(5,295)	(14,308)	(9,954)
Total	$6,800	$3,565	$15,708	$13,877

Equity in income (loss) of limited partnerships:
Asset/Wealth Management	$2,827	$(1,727)	$6,146	$395
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support	(2,116)	56	(1,848)	507
Total	$711	$(1,671)	$4,298	$902

Minority interests in net income of consolidated companies:
Asset/Wealth Management	$(4,586)	$(586)	$(10,946)	$(3,618)
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support	-	-	-	-
Total	$(4,586)	$(586)	$(10,946)	$(3,618)

Income (loss) from continuing operations before income taxes:
Asset/Wealth Management	$6,655	$2,572	$16,819	$8,214
Capital Markets:
Investment banking	1,327	3,018	4,532	8,565
Institutional brokerage	306	689	1,117	2,441
Prime brokerage services	739	268	2,748	1,388
Capital Markets Total	2,372	3,975	8,397	12,394
Corporate Support	(6,102)	(5,239)	(16,156)	(9,447)
Total	$2,925	$1,308	$9,060	$11,161

12.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)

Cash paid for income taxes, net	$3,671	$606
Cash paid for interest	19	631
Noncash investing activities:
Acquisitions:
Goodwill	2,400	4,831
Accounts payable and accrued liabilties	-	(67)
Commitment to issue common stock	-	(2,382)
Consideration payable	-	(2,382)
Noncash financing activities:
Dividends declared not yet paid	1,126	-
Sale of stock:
Receivable from broker-dealers	-	58,544
Common stock	-	(50)
Additional paid-in capital	-	(57,897)
Other assets	-	(500)
Accounts payable	-	(97)

13.	RELATED PARTIES

The Company had receivables from related parties totaling $11.3 million at September 30, 2007, primarily consisting of $7.0 million of advances to unconsolidated related entities to fund operating expenses, $3.2 million of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company, and $453,000 of management fees receivable from the limited partnerships that the Company manages.

14.	DISCONTINUED OPERATIONS

During the third and fourth quarters of 2006, the Company made the decision to close and closed the activities in the division known as Fixed Income National, which began operations during the first quarter of 2006. This decision was made due to the division’s inability to achieve sufficient revenues to offset its costs, many of which were in the form of guaranteed salaries and bonuses. During the nine months ended September 30, 2006, Fixed Income National recorded an operating loss of $3.2 million, net of tax.

During the fourth quarter of 2006, the Company made the decision to close and closed Charlotte Capital. This decision was made due to the continuing decline of assets under management and to the fact that Charlotte Capital was not profitable. During the nine months ended September 30, 2006, Charlotte Capital recorded an operating loss of $2.8 million, net of tax, primarily consisting of goodwill impairment.

A summary of selected financial information of discontinued operations is as follows for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(in thousands)

Operating activities:
Revenues	$446	$2,617
Expenses	2,019	7,843
Goodwill impairment charge	-	4,456
Loss from discontinued operations before minority interests and income taxes	(1,573)	(9,682)
Minority interests in net loss of consolidated companies	31	38
Loss from discontinued operations before income taxes	(1,542)	(9,644)
Benefit for income taxes	(574)	(3,781)
Net loss from operations, net of tax	(968)	(5,863)
Costs related to exit of business, net of tax	(117)	(117)
Loss from discontinued operations	$(1,085)	$(5,980)

15.	SUBSEQUENT EVENTS

On November 6, 2007, the Company’s board of directors declared a cash dividend for the fourth quarter of 2007 in the amount of $0.045 per share of common stock. The cash dividend will be payable on January 18, 2008, to holders of record as of the close of business on January 3, 2008.

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearing fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the third quarter of 2007, compensation and benefits represented 67.0% of total expenses and 57.1% of total revenues, compared to 67.6% of total expenses and 61.8% of total revenues during the third quarter of 2006. During the first nine months 2007, compensation and benefits represented 65.6% of total expenses and 58.1% of total revenues, compared to 67.5% of total expenses and 60.1% of total revenues for the same period in 2006.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total revenues were $46.2 million in the third quarter of 2007 compared to $41.3 million for the same quarter in 2006, an increase of $4.9 million, or 11.9%, primarily reflecting the conversion of customer accounts to fee-based from commission-based at Edelman but partially offset by a decline in investment banking revenue. Additionally, an increase in assets under management at Edelman, Salient, and Capital Advisors and the acquisition of Rikoon contributed to the growth in investment advisory fee revenue. Total expenses for the third quarter of 2007 increased $1.7 million, or 4.4%, to $39.4 million from $37.7 million in the same quarter of the previous year principally as the result of higher employee compensation and benefits due to the revenue growth. Also, communications and data processing expense increased as the result of an increase in clearing firm service fees at Edelman. Equity in income of limited partnerships was $711,000 for the third quarter of 2007 compared to a loss of $1.7 million for the third quarter of 2006, principally due to an increase in the values of the investment portfolios of two of the limited partnerships that we manage. These increases were partially offset by a decrease in the value of our investment in another limited partnership. Income from continuing operations was $1.8 million, or $0.07 per diluted common share, for the third quarter of 2007 compared to $787,000, or $0.04 per diluted common share, for the third quarter of 2006. The loss from discontinued operations was $1.1 million, or $0.05 per diluted common share, for the third quarter of 2006. No such loss was recorded in the third quarter of 2007.

Commission revenue remained constant at $12.9 million during the third quarter of 2007 and 2006. Investment banking revenue decreased to $8.4 million during the third quarter of 2007 from $11.6 million in the same period of 2006, principally due to a decrease in private placement income and advisory fees. Revenues from investment advisory and related services increased to $19.6 million in the third quarter of 2007 from $10.8 million in the same quarter of 2006 primarily due to the conversion of Edelman’s assets under management from a commission-based to a fee-based fee structure and to the addition of assets under management at Edelman, Salient, and Capital Advisors and the acquisition of Rikoon. Principal transactions revenue decreased from $3.1 million for the third quarter of 2006 to $2.2 million for the third quarter of 2007, primarily as a result of lower proprietary trading activity at our prime brokerage services division. This decrease was partially offset by smaller net realized and unrealized losses in the Company’s investment portfolio recognized in the current year. Interest and dividend income decreased to $1.4 million in the third quarter of 2007 from $1.5 million in the same period last year. Other income increased to $1.6 million during the third quarter of 2007 from $1.4 million in the same period of 2006, principally due to an increase in fees earned on the sale of insurance products.

During the three months ended September 30, 2007, employee compensation and benefits increased to $26.4 million during the third quarter of 2007 from $25.5 million in the same period last year due to staff increases and higher revenues during 2007. Floor brokerage, exchange, and clearance fees decreased to $1.5 million in the third quarter of 2007 from $1.7 million in the same period last year reflecting lower clearing and execution costs resulting from the decreased trading volume. Communication and data processing costs increased to $2.5 million in 2007 from $1.8 million in the same period last year resulting primarily from increased clearing firm service fees at Edelman due to the higher servicing costs associated with fee-based accounts. Occupancy costs totaled $2.9 million during the third quarter of 2007 compared to $2.7 million in the third quarter of 2006 primarily due to the increase in the amount of rental space necessary for the expansion of our asset/wealth management operations. Interest expense decreased to $9,000 for the third quarter of 2007 from $274,000 for the third quarter of 2006. This decrease is the result of the repayment of the majority of the Company’s debt in the fourth quarter of 2006. Amortization of intangible assets was $95,000 for the third quarter of 2007. No such costs were recorded during the same period last year. Other general and administrative expenses increased to $6.0 million during the third quarter of 2007 from $5.7 million in the third quarter of last year, primarily due to increases in auditing and Sarbanes-Oxley related fees.

Our effective tax rate from continuing operations was 37.0% for the three months ended September 30, 2007 compared to 39.8% for the three months ended September 30, 2006. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes, which was partially affected by certain interest and dividend income not subject to tax.

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

RESULTS BY SEGMENT

Asset/Wealth Management

	Three Months Ended
	September 30,
	2007	2006
	(in thousands)

Revenues	$26,878	$19,383

Income from continuing operations before income taxes	$6,655	$2,572

Revenues from asset/wealth management increased to $26.9 million from $19.4 million and income from continuing operations before income taxes increased to $6.7 million from $2.6 million. Investment advisory and related services increased to $19.5 million from $10.8 million while commission revenue declined from $5.3 million to $4.4 million. The increase in investment advisory and related services and the decline in commission revenue are primarily due to the conversion of Edelman’s assets under management from a commission-based to a fee-based structure. Additionally, growth in assets under management at Edelman, Salient, and Capital Advisors and the acquisition of Rikoon has contributed to the increase in revenues from investment advisory fees. Sales credits from investment banking transactions declined to $1.0 million from $1.4 million as the result of a decrease in the number of investment banking transactions. Total expenses increased to $18.5 million from $14.5 million, primarily due to increased employee compensation and commissions for outside sales related to the higher revenues. Equity in income (loss) of limited partnerships increased to a gain of $2.8 million from a loss of $1.7 million, principally due to an increase in the values of the investment portfolios of two of the limited partnerships that we manage. Minority interests in net income of consolidated subsidiaries reflect the portion of net income attributable to minority interest ownership of entities included in this segment’s consolidated financial statements. Minority interests in net income of consolidated subsidiaries, which reduces the Company’s pretax income, increased to $4.6 million from $586,000 principally due to the increase in values of the investment portfolios of the limited partnerships.

Capital Markets

Investment Banking

	Three Months Ended
	September 30,
	2007	2006
	(in thousands)

Revenues	$5,994	$8,635

Income from continuing operations before income taxes	$1,327	$3,018

Revenues from investment banking decreased to $6.0 million from $8.6 million and income from continuing operations before income taxes decreased to $1.3 million from $3.0 million. The revenue decrease is primarily due to a decrease in revenues from private placement transactions and advisory fees. Total expenses decreased to $4.7 million from $5.6 million. This decrease in expenses is primarily attributable to decreased employee compensation that was partially offset by referral fees paid during the quarter.

Institutional Brokerage

	Three Months Ended
	September 30,
	2007	2006
	(in thousands)

Revenues	$3,936	$5,027

Income from continuing operations before income taxes	$306	$689

Revenues from institutional brokerage decreased to $3.9 million from $5.0 million and income from continuing operations before income taxes decreased to $306,000 from $689,000. Commission revenue decreased to $2.4 million from $2.7 million. The decrease in commission revenue is due to a decrease in trading volume, which is largely the result of the growth in electronic trading strategy execution software that replaces, in some cases, the role of traditional traders. Additionally, sales credits from investment banking transactions declined to $1.1 million from $1.9 million as the result of a decrease in the number of investment banking transactions. Total expenses decreased to $3.6 million from $4.3 million primarily due to decreased employee compensation related to the lower revenues.

Prime Brokerage Services

	Three Months Ended
	September 30,
	2007	2006
	(in thousands)

Revenues	$8,701	$9,035

Income from continuing operations before income taxes	$739	$268

Revenues from prime brokerage decreased to $8.7 million from $9.0 million and income from continuing operations before income taxes increased to $739,000 from $268,000. Commission revenue increased to $6.1 million from $4.8 million reflecting higher revenue from hedge fund services, while principal transaction revenue decreased to $1.8 million from $3.6 million, reflecting a decline in proprietary trading activities. Total expenses decreased to $8.0 million from $8.8 million primarily due to a decrease in execution charges resulting from a decrease in trading volume. In addition, compensation expense declined resulting from the decrease in revenue.

Corporate Support

	Three Months Ended
	September 30,
	2007	2006
	(in thousands)

Revenues	$641	$(820)

Loss from continuing operations before income taxes	$(6,102)	$(5,239)

Revenues from corporate support increased to $641,000 from negative $820,000 and the loss from continuing operations before income taxes increased to $6.1 million from $5.2 million. Revenues from principal transactions, which consist principally of changes in the values of our investment portfolios, improved to a loss of $531,000 from a loss of $1.4 million. Total expenses increased to $4.6 million from $4.5 million, primarily due to an increase in employee compensation expense resulting from the Rikoon acquisition partially offset by a decrease in interest expense recorded during the period. Equity in income (loss) of limited partnerships decreased to a loss of $2.1 million from a gain of $56,000, principally due to a decrease in the value of our investment in one limited partnership.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Total revenues were $137.8 million for the nine months ended September 30, 2007 compared to $125.7 million for the same period in 2006, an increase of $12.1 million, or 9.6%, primarily reflecting an increase in assets under management in the firm’s asset/wealth management segment partially offset by a decrease in revenues from the capital markets segment. Total expenses for the nine months ended September 30, 2007 increased $10.3 million, or 9.2%, to $122.1 million from $111.8 million in the same period in 2006 principally due to the revenue growth and the $3.0 million increase in the allowance for doubtful accounts recorded in the second quarter of 2007. Equity in income of limited partnerships was $4.3 million for the nine months ended September 30, 2007 versus $902,000 for the same period in 2006, principally due to an increase in the values of the investment portfolios of two of the limited partnerships that we manage. These increases were partially offset by a decrease in the value of our investment in another limited partnership. Income from continuing operations was $9.1 million, or $0.23 per diluted common share, for the nine months ended September 30, 2007 compared to $11.2 million, or $0.34 per diluted common share, for the same period in 2006. The loss from discontinued operations was $6.0 million, or $0.30 per diluted common share, for the nine months ended September 30, 2006. No such loss was recorded in the nine months ended September 30, 2007.

Commission revenue decreased to $40.2 million for the nine months ended September 30, 2007 from $42.9 million for the same period in 2006, primarily reflecting the conversion of customer accounts to fee-based from commission-based at Edelman. Investment banking revenue decreased to $27.7 million for the nine months ended September 30, 2007 from $33.5 million in the same period of 2006, due to fewer transactions completed in 2007. Revenues from investment advisory and related services increased to $51.5 million for the nine months ended September 30, 2007 from $27.3 million in the same period of 2006 primarily due to the conversion of Edelman’s assets under management from a commission-based to a fee-based structure and to the addition of assets under management at Edelman, Salient, and Capital Advisors and the acquisition of Rikoon. Principal transactions revenue decreased from $13.1 million for the nine months ended September 30, 2006 to $8.3 million for the same period in 2007, primarily as a result of lower proprietary trading activity at our prime brokerage services division. Interest and dividend income increased to $5.3 million for the nine months ended September 30, 2007 from $4.5 million in the same period last year due to an increase in the amount of money in the Company’s interest-bearing accounts. Other income increased from $4.4 million during the nine months ended September 30, 2006 to $4.9 million during the same period in 2007 due to an increase in fees earned on the sale of insurance products.

During the nine months ended September 30, 2007, employee compensation and benefits increased to $80.1 million from $75.5 million in the same period last year due to staff increases and higher revenues during 2007. Additionally, the Company recorded compensation expense in the amount of $1.3 million in the 2007 period related to the up-front payment to one of the selling shareholders of Rikoon. Floor brokerage, exchange, and clearance fees decreased to $4.9 million for the nine months ended September 30, 2007 from $5.4 million in the same period in 2006 reflecting lower clearing and execution costs resulting from the decreased trading volume. Communication and data processing costs increased to $7.6 million for the nine months ended September 30, 2007 from $5.8 million in the same period last year resulting primarily from increased clearing firm service fees. Occupancy costs totaled $8.9 million during the nine months ended September 30, 2007 compared to $8.0 million for the same period last year primarily due to the increase in the amount of rental space necessary for the expansion of our asset/wealth management and prime brokerage operations. Interest expense decreased to $30,000 for the nine months ended September 30, 2007 from $751,000 for the same period in 2006. This decrease is the result of the repayment of the majority of the Company’s debt in the fourth quarter of 2006. Amortization of intangible assets was $234,000 for the nine months ended September 30, 2007. No such costs were recorded during the same period last year. Other general and administrative expenses increased to $20.4 million for the nine months ended September 30, 2007 from $16.4 million in the same period last year primarily due to the $3.0 million increase in the allowance for doubtful accounts recorded in the second quarter of 2007.

Our effective tax rate from continuing operations was 37.2% for the nine months ended September 30, 2007 compared to 39.6% for the nine months ended September 30, 2006. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes, which was partially affected by certain interest and dividend income not subject to tax.

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

RESULTS BY SEGMENT

Asset/Wealth Management

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)

Revenues	$76,583	$57,637

Income from continuing operations before income taxes	$16,819	$8,214

Revenues from asset/wealth management increased to $76.6 million from $57.6 million and income from continuing operations before income taxes increased to $16.8 million from $8.2 million. Investment advisory and related services increased to $51.2 million from $27.2 million while commission revenue declined from $18.6 million to $14.5 million. The increase in investment advisory and related services and the decline in commission revenue are primarily due to the conversion of Edelman’s assets under management from a commission-based to a fee-based structure. Additionally, growth in assets under management at Edelman, Salient, and Capital Advisors and the acquisition of Rikoon has contributed to the increase in revenues from investment advisory fees. Sales credits from investment banking transactions declined to $4.4 million from $5.9 million as the result of a reduction in investment banking transactions. Total expenses increased to $55.0 million from $46.2 million, primarily due to increased employee compensation related to the higher revenues. Equity in income of limited partnerships increased to $6.1 million from $395,000, principally due to an increase in the values of the investment portfolios of two of the limited partnerships that we manage. Minority interests in net income of consolidated subsidiaries reflect the portion of net income attributable to minority interest ownership of entities included in this segment’s consolidated financial statements. Minority interests in net income of consolidated subsidiaries, which reduces the Company’s pretax income, increased to $10.9 million from $3.6 million principally due to Edelman’s increase in profits and the increase in values of the investment portfolios of the limited partnerships.

Capital Markets

Investment Banking

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)

Revenues	$19,798	$23,975

Income from continuing operations before income taxes	$4,532	$8,565

Revenues from investment banking decreased to $19.8 million from $24.0 million and income from continuing operations before income taxes decreased to $4.5 million from $8.6 million. The revenue decrease is primarily due to a decrease in revenues from private placement transactions that was partially offset by an increase in merger and acquisition fees. Total expenses decreased to $15.3 million from $15.4 million. This decrease in expenses is primarily due to decreased employee compensation related to the lower revenues. This decrease in expenses is partially offset by increased outside sales commissions and an increase in legal expenses related to the settlement of two lawsuits.

Institutional Brokerage

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)

Revenues	$12,301	$17,287

Income from continuing operations before income taxes	$1,117	$2,441

Revenues from institutional brokerage decreased to $12.3 million from $17.3 million and income from continuing operations before income taxes decreased to $1.1 million from $2.4 million. Commission revenue decreased to $7.9 million from $10.9 million and principal transaction revenue decreased to $1.8 million from $2.2 million. The decrease in commission revenue and principal transaction revenue is due to a decrease in trading volume, which is largely the result of the growth in electronic trading strategy execution software that replaces, in some cases, the role of traditional traders. Additionally, sales credits from investment banking transactions declined to $2.5 million from $4.0 million as the result of a decrease in the number of investment banking transactions. Total expenses decreased to $11.2 million from $14.8 million primarily due to decreased employee compensation related to the lower revenues and to a decrease in research costs.

Prime Brokerage Services

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)

Revenues	$26,372	$25,203

Income from continuing operations before income taxes	$2,748	$1,388

Revenues from prime brokerage increased to $26.4 million from $25.2 million and income from continuing operations before income taxes increased to $2.7 million from $1.4 million. Commission revenue increased to $17.6 million from $13.2 million reflecting higher revenue from hedge fund services and the addition of the preferred syndicate department. Principal transaction revenue decreased to $5.9 million from $10.2 million, reflecting a decline in proprietary trading activities. Total expenses decreased to $23.6 million from $23.8 million primarily due to a decrease in execution charges resulting from a decrease in trading volume.

Corporate Support

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)

Revenues	$2,776	$1,601

Loss from continuing operations before income taxes	$(16,156)	$(9,447)

Revenues from corporate support increased to $2.8 million from $1.6 million and the loss from continuing operations before income taxes increased to $16.2 million from $9.4 million. Interest and dividend income increased to $3.0 million from $2.4 million due to an increase in the amount of money in the Company’s interest-bearing accounts. Revenues from principal transactions, which consist principally of changes in the values of our investment portfolios, improved to a loss of $789,000 from a loss of $931,000. Total expenses increased to $17.1 million from $11.6 million, primarily as the result of the $3.0 million increase in the allowance for doubtful accounts recorded in the second quarter of 2007. In addition, in conjunction with the acquisition of a 75% ownership interest in Rikoon, the Company recorded compensation expense in the amount of $1.3 million related to the up-front payment to one of the selling shareholders who became an employee of Rikoon subsequent to the acquisition. Equity in income (loss) of limited partnerships decreased to a loss of $1.8 million from a gain of $507,000, principally due to a decrease in the value of our investment in one limited partnership.

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

  At September 30, 2007, we had $39.0 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, marketable securities owned, and securities available for sale represented 25.8% of our total assets at the end of the third quarter.

Receivables turnover, calculated as total revenues divided by average receivables, was four for each of the nine months ended September 30, 2007 and 2006. The allowance for doubtful accounts as a percentage of receivables was 8.1% at September 30, 2007 compared to 0.8% at December 31, 2006. The increase in the allowance for doubtful accounts as a percentage of receivables was the result of a $3.0 million provision for bad debts recorded on a note receivable from an investment banking client in the second quarter of 2007.

For the nine months ended September 30, 2007, net cash provided by operations totaled $8.7 million versus $1.5 million during the same period in 2006. Receivables increased by $15.0 million during the nine months ended September 30, 2007, principally due to increased revenue, the $6.0 million loan to Edelman Financial Advisors, LLC, and fees for investment banking transactions closed at the end of the quarter that were unpaid at September 30, 2007.

Marketable securities owned decreased by $5.8 million during the nine months ended September 30, 2007, while securities sold, not yet purchased decreased by $5.5 million and payables to broker-dealers and clearing organizations increased by $7.0 million. The change in marketable securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations is primarily due to the trading portfolios of our proprietary trading operations. The Company’s proprietary trading operations carry both long and short fixed income and equity securities. These trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market. We employ hedging strategies designed to insulate the net value of our trading inventories from fluctuations in the general level of interest rates and equity price variances. We finance a portion of our trading positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $64.7 million at September 30, 2007 compared to $45.4 million at December 31, 2006. This increase is primarily the result of a $20.0 million initial investment in a new limited partnership that we manage. Management believes its investment in limited partnerships is a critical part of its capital market investing activities that has historically generated favorable returns for the Company. These limited partnerships typically have a ten year life.

Capital expenditures for the nine months ended September 30, 2007 were $3.2 million, mainly for the purchase of furniture, computer equipment and software, as well as for leasehold improvements, necessary for our growth.

At September 30, 2007, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. Salient Trust Co., LTA was in compliance with the Texas Department of Banking net capital requirements and had capital in excess of the required minimum.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

During the nine months ended September 30, 2007, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Our financial services business is affected by general economic conditions. Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management or advisement. The growth in assets under our management resulted in higher management fees for us. While growth in assets under management has resulted in higher management fees, the instability in the overall stock market, lower trading volume, and reduced commission rates have had a negative impact on our commission revenue. In addition, the instability in the credit markets, which sharply widened the spreads over treasuries of certain less than investment grade bonds held primarily in our newly established high yield hedge fund, created losses in our investment portfolio during the third quarter.

At September 30, 2007, securities owned by the Company were recorded at a fair value of $98.4 million, including $33.7 million in marketable securities, $55.3 million representing the Company’s investments in limited partnerships, and $9.4 million representing other not readily marketable securities.

At September 30, 2007, Salient had securities available for sale with a fair value of $975,000. These securities have an original cost of $743,000 and are subject to equity price risk. At September 30, 2007, an unrealized increase in market value totaling $232,000 less tax of $91,000 has been included as a separate component of shareholders’ equity.

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

The Financial Industry Regulatory Authority (formerly the NASD) (“FINRA”) initially conducted an inspection of our Concept Capital prime brokerage and private investment or hedge fund support operations based in our New York office in November 2004. Subsequent to such inspection, FINRA opened an investigation and requested the production of additional documents and materials during 2005 and 2006 with respect to our prime brokerage and related hedge fund operations and has conducted formal interviews of a number of our employees involved in these operations. On August 16, 2006, SMH received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against SMH and four of its employees based on alleged violations of certain conduct rules of FINRA, including FINRA Conduct Rule 2110 relating to the alleged improper payment of soft dollar commissions to a fund manager and relating to the alleged improper sharing of commissions by two employees contrary to a written contract with an investment advisor and representations to the investors in one private investment partnership; FINRA Conduct Rule 2210 relating to the content of hedge fund advertising materials; SEC Rule 17a-4 and Conduct Rules 2210 and 3110 relating to the retention of certain email, instant messages, and advertising materials; Conduct Rules 1031 and 2110 relating to the activities of an unregistered employee; and Conduct Rules 2110 and 3010 relating to the written supervisory procedures of SMH for its hedge fund and prime brokerage operations. Under the Wells procedure, SMH has an opportunity to respond to FINRA before any action is taken against it. SMH submitted its response to FINRA on October 11, 2006. We and our legal counsel have had ongoing discussions with the staff of FINRA with respect to the alleged violations and possible settlement of the matter and expect that the matter will be resolved during the fourth quarter. There is no assurance that an acceptable resolution can be reached or that the ultimate impact on the Company will not be material.

In May 2005, SMH acted as placement agent for a private placement of $50.0 million in convertible preferred stock of Ronco Corporation, a leading company in direct response marketing. Subsequent to the offering, Ronco experienced financial difficulties and ultimately filed a voluntary petition under Chapter 11 of the Bankruptcy Code on June 14, 2007. The bankruptcy court approved the sale of substantially all of Ronco’s assets in August 2007, and the case has been converted to a liquidation under Chapter 7. It is unlikely that there will be any distribution to its unsecured creditors or equity security holders. SMH has written off a $3.0 million subordinated working capital loan that it made to Ronco in 2006. SMH is a defendant in three proceedings related to Ronco.

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

On April 4, 2007, four individual purchasers of Ronco convertible preferred stock commenced a FINRA arbitration proceeding against SMH with respect to their investment in Ronco convertible preferred stock. The claimants have an aggregate claim of $250,000 and allege negligence by SMH in making the offering as submitted to the claimants, common law fraud, state and federal securities fraud, and breach of fiduciary duty. SMH has filed an answer to such proceeding and believes it has valid defenses to all the claims.

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

*3.2	Amended and Restated Bylaws of the Company.
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

10.10
Agreement and Fourth Amendment to Credit Agreement as of May 7, 2007 between Sanders Morris Harris Group Inc. and JPMorgan Chase Bank, National Association (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-30066), and incorporated herein by reference).

*14.1	Business Ethics Policy of the Company.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

By:	/s/ BEN T. MORRIS
Ben T. Morris
Chief Executive Officer

By:	/s/ RICK BERRY
Rick Berry
Chief Financial Officer

Date: November 9, 2007