Form 10-K
period 2007-12-31
SANDERS MORRIS HARRIS GROUP INC
filed 2008-03-13
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30066

Sanders Morris Harris Group Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0583569
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Travis, Suite 5800
Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

(713) 993-4610
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant at June 30, 2007 was $194.6 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant.

As of March 7, 2008, the registrant had 25,228,347 outstanding shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement pertaining to the 2008 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference into Part III of this Report.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

i

PART I

Item 1. Business

General

Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) is a holding company that, through our subsidiaries and affiliates, provides asset/wealth management, and capital markets services. Our company, as it exists today, results largely from the merger in January 2000 of Sanders Morris Mundy Inc., a Houston-based full-service regional investment bank, and Harris, Webb & Garrison, Inc., a Houston-based investment management firm. Since the merger, we have grown significantly, both organically and through strategic acquisitions. From January 2000 through December 31, 2007, we have:

•	grown our assets under management or advisement from approximately $3.2 billion to $16.9 billion;

•	increased our asset and wealth management business from 56 to 401 employees and our investment banking business from 17 to 54 employees;

•	expanded our client base by increasing the number of our client accounts from 21,000 to 74,000;

•	expanded our geographic presence by growing from 11 offices in six states to 65 offices in 21 states; and

•	broadened our product offerings and distribution networks.

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

We feel that we have achieved strong brand recognition and a sound reputation in the southwestern United States. Our presence in Houston has helped us benefit from robust energy prices and a resulting increase in energy transactions. Additionally, our acquisitions have enabled us to add well-regarded asset managers and wealth advisors to our platform in other regions of the country. In all, we have 65 offices in 21 states. These factors have strengthened our brand recognition and reputation and have enabled us to attract new clients, not only in the Southwest but, increasingly, in other regions of the country.

We believe that our strategies have been successful. Our assets under management or advisement have grown from approximately $3.2 billion at January 1, 2000 to $16.9 billion at December 31, 2007, representing a compound annual growth rate of 21.0%. Our revenue has grown from $43.9 million in 2000 to $185.8 million in 2007, representing a compound annual growth rate of 20.8%. Our income from continuing operations has improved from $2.1 million in 2000 to $5.1 million in 2007.

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

Our asset/wealth management business primarily earns revenue by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management or advisement and vary with the type of account managed, the asset manager, and the account size. Accordingly, the fee income of each of our asset and wealth management businesses typically increases or decreases as its average assets under management increases or decreases. Increases in assets under management result from appreciation in the value of client assets and from net inflows of additional assets from new and existing clients. Conversely, decreases in assets under management result from asset value depreciation and from net client redemptions and withdrawals. We believe an asset-based fee structure helps align our interests with the interests of our clients, particularly as compared to a commission-based fee structure, which is based on the number and value of securities trades executed. Our asset management business may also earn performance fees from certain assets if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period.

At December 31, 2007, our asset and wealth management subsidiaries had approximately $16.9 billion in assets under management or advisement. Our asset and wealth management revenue in 2007 was $107.3 million and pre-tax income from continuing operations was $24.8 million, accounting for 57.7% of our total revenue and 75.1% of our pre-tax income from continuing operations excluding corporate overhead.

Our eight asset and wealth management businesses are described below.

SMH Capital Inc.  SMH Capital Inc. (formerly Sanders Morris Harris Inc.) (“SMH”), member FINRA/SIPC, headquartered in Houston, Texas, provides asset and wealth management services directly through its private client business and through its affiliation with SMH Partners. Its financial advisors (both internal and affiliated through SMH Partners) serve high net worth and mass affluent clients, many of whom have long-standing relationships with us. As a full service firm, SMH offers its clients asset and wealth management services and financial advice relating to corporate debt and equity securities, including the securities of companies followed by our research analysts, underwritings that we co-manage or in which we participate, and private placements of securities in which we serve as placement agent, as well as mutual funds, defined contribution plans, wrap-fee programs, money market funds, insurance products, and tax, trust, and estate advice. At December 31, 2007, SMH had $4.9 billion in assets under management or advisement, exclusive of our proprietary funds.

SMH Partners is a select group of independent registered representatives affiliated with SMH that provides specialized asset and wealth management services and products to high net worth and mass affluent individuals and institutions. The services provided by SMH Partners include investment management, estate planning, and retirement planning. The financial planners who affiliate with us are able to offer their clients a broad range of new investment opportunities through several exclusive investment programs offered by SMH, Salient Capital Management, LLC and SMH Capital Advisors, Inc., as well as by third parties.

Additionally, SMH has organized 17 proprietary funds for the purpose of investing primarily in equity or equity-linked securities, interest-bearing debt securities, and debt securities convertible into common stock. These funds invest primarily in small to mid-capitalization companies, both public and private, that we believe are either significantly undervalued relative to their growth potential or that have substantial prospects for capital appreciation. Companies in which the funds invest represent a number of industries, including life sciences, energy, technology, and industrial services. We account for our interests in all of these funds using the equity method, which approximates fair value. At December 31, 2007, these proprietary funds had $292 million in assets under management and committed capital.

The Edelman Financial Center, LLC.  The Edelman Financial Center, LLC (“Edelman”), located in Fairfax, Virginia, provides financial advisory services primarily to mass affluent individuals. Edelman has won more than 60 financial, business, community, and philanthropic awards and has been named three times by Inc. magazine as the fastest-growing privately-held financial planning firm in the country. Edelman founder and chairman Ric Edelman is one of the nation’s leading advocates of financial literacy. In addition, Edelman offers its clients mortgage brokerage services and a variety of life, disability, and long-term care insurance solutions to fit their needs. At December 31, 2007, Edelman had more than 8,200 clients and $3.7 billion in assets under management or advisement. We own 51% of Edelman and have agreed to purchase the balance in 2008 and 2009.

Salient Capital Management, LLC.  Salient Capital Management, LLC (“Salient”), located in Houston, Texas, provides asset and wealth management services to high net worth and mass affluent individuals and smaller institutions, including financial and estate planning, trusts, and custody services. Salient has also organized several funds for the use of its clients, which are also available to clients of our other businesses and are marketed externally. At December 31, 2007, Salient had assets under management or advisement of approximately $6.3 billion. We own 50% of Salient. We also own approximately 28% of Endowment Advisers, L.P., the advisor to The Endowment Master Fund, which is one of the principal investment programs affiliated with Salient.

SMH Capital Advisors, Inc.  SMH Capital Advisors, Inc. (“Capital Advisors”), located in Fort Worth, Texas, provides investment management services related to high-yield fixed income securities. This business is also known by its previous name of Cummer/Moyers. Nelson’s World’s Best Money Managers ranked Capital Advisors as the No. 1 ranked firm in its U.S. High Yield Income rankings for the one-year, five-year, and ten-year periods ended March 31, 2006 and the No. 2 ranked firm in its U.S. Intermediate Duration Fixed Income rankings for the five-year period ended March 31, 2006. At December 31, 2007, Capital Advisors had $1.9 billion in assets under management.

Kissinger Financial Services.  Kissinger Financial Services (“Kissinger”), a division of SMH based in Hunt Valley, Maryland, provides financial planning and investment management services to high net worth and mass affluent individuals. Kissinger derives revenue from fees charged to clients for the preparation of financial plans and for monitoring services and earns commissions and fees from investment and insurance products sold to clients. At December 31, 2007, Kissinger had $387 million in assets under management or advisement.

The Rikoon Group, LLC. The Rikoon Group, LLC (“Rikoon”), based in Santa Fe, New Mexico, provides asset and wealth management services to high net worth individuals including financial and estate planning, investment management services, wealth education, and family retreats. Rikoon operates nationally with fee only investment counsel and also offers comprehensive family office services. At December 31, 2007, Rikoon had $419 million in assets under management.

The Dickenson Group, LLC. The Dickenson Group, LLC (“Dickenson”), based in Solon, Ohio, offers extensive expertise on insurance planning for individuals, families, and businesses as well as employee benefits communications and estate planning.

Select Sports Group Holdings, LLC.  Select Sports Group Holdings, LLC, (“SSG”), based in Houston, Texas, provides sports representation and management services to professional athletes, principally professional football and baseball players, in contract negotiation, marketing and endorsements, public relations, legal counseling, and related areas. SSG receives fees from its athlete clients for the representation and management services provided. Our SSG clients have access to our investment programs in the areas of stocks, bonds, private equity, and specialized investment vehicles. Additionally, we provide a deal-screening program that reviews the numerous investment opportunities offered to professional athletes. We own 50% of SSG.

Capital Markets

Our capital markets business provides investment banking, institutional equity and fixed income brokerage, prime brokerage services, and proprietary trading services to institutional customers.

Investment Banking

We conduct our investment banking services through SMH. Our full-service investment banking business focuses primarily on middle market companies in the natural resources, environmental, converging technologies, business services, and health care industries. We have a well-established investment banking practice that combines our industry knowledge, the significant experience of our senior bankers, and our extensive corporate and professional relationships to serve the broad needs of emerging growth companies within our targeted industries. Our investment banking services include public offerings and private placements of equity and debt securities, financial advisory services, and merchant banking services. Our financial advisory services include advising on mergers, acquisitions, and divestitures, fairness opinions, and financial strategies. Our merchant banking activities focus on providing private equity capital for our own account to these companies. We also provide valuation and litigation support services.

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

Our strategy is to build a balanced mix of corporate securities underwriting, private financing, financial advisory and merchant banking services. We believe the number and dollar amount of underwritings, private placements, financial advisory engagements, and merchant banking investments in which we participate will contribute significantly to increased public and industry awareness of SMH and will result in increased demand for our investment banking services.

During 2007, we co-managed 14 public offerings and managed or co-managed 11 private placements, PIPE, or registered direct offerings with a total transaction value of approximately $3.1 billion. We believe that we were the twelfth most active investment bank in the U.S. in 2007 in the distribution of master limited partnerships, or MLPs, participating as co-manager in seven transactions totaling approximately $2.3 billion in transaction value. In addition, we completed 16 financial advisory engagements totaling approximately $1.3 billion in transaction value in 2007. At December 31, 2007, we had investment banking offices in New York, Houston, and Los Angeles with 54 employees.

Institutional Brokerage

Our institutional brokerage business, which we also conduct through SMH, includes institutional equity and fixed income brokerage and institutional research.

Institutional Equity.  Our institutional clients include a broad array of institutions throughout North America, Europe, and Asia, including banks, retirement funds, mutual funds, endowments, investment advisors, and insurance companies. Our institutional equity strategy is to provide equity research coverage and trading services focused on companies with a presence in the U.S. Areas of concentration include financial services, life sciences, oil and gas exploration and production, oilfield services, pipelines, entertainment and media, retailing, and technology. We provide our institutional clients with research and execution trading services in both exchange-listed equity securities and equity securities quoted on Nasdaq. We also distribute to institutional clients equity securities from offerings that we co-manage or underwrite. Commissions are charged on all institutional securities transactions based on rates formulated by us. These services are available to institutional clients of our financial advisors. A substantial portion of our institutional equity trading professionals, who joined us in January 2002, comprised the institutional equity group of Sutro & Co. As of December 31, 2007, we had institutional equity operations in Los Angeles, New York, Dallas/Fort Worth and Houston with 21 professionals.

Institutional Fixed Income.  Through our fixed income division, we provide bond brokerage and principal trading services to our institutional clients, adding to the range of investment products we offer. We offer U.S. government and agency securities, municipal securities, mortgage-related securities, and corporate investment-grade and high-yield bonds, as well as preferred stock and structured products. We are also active as a secondary market broker for residential, consumer, and commercial loans and derives revenue from the placement and servicing of mortgage loans. The high-yield bond group within our fixed income division complements our middle-market investment banking operations by providing a distribution channel for investment banking clients. As of December 31, 2007, our institutional fixed income operations included 12 professionals and are based in Houston and New York.

Institutional Research.  We use our proprietary equity research analysis to drive our institutional equity business and, where regulatorily permitted, to assist our other businesses, such as our investment banking operations and proprietary funds. This research analysis is based on economic fundamentals, using tools such as price-to-earnings multiples, price-to-book value comparisons, both absolute and relative to historic norms, and our research department’s own earnings forecasts. We intend to rely primarily on our own research rather than on research products purchased from outside research organizations. As of December 31, 2007, we had 16 research professionals who provide coverage on 77 companies from offices in Houston, Los Angeles, New York and Dallas.

Prime Brokerage Services

 The brokerage industry has developed a service known as prime brokerage in which a professional investor, usually a private investor or hedge fund, maintains a cash or margin account with a prime broker that provides trade execution, clearing, bookkeeping, reporting, custodial, securities borrowing, financing, research, and fund raising services. The Concept Capital division of SMH, based in New York, with 40 professionals as of December 31, 2007, provides prime brokerage services to 21 hedge fund managers. We earn commission income on the securities transactions that we process through the prime brokerage transaction and interest income from arranging financing for these hedge funds. The profitability of this division is directly related to the volume of transactions that we process and the borrowings of the funds.

SMH also maintains several proprietary trading accounts on behalf of individual securities traders through this division. SMH shares in the profits or losses of these accounts and receives the commissions generated in them. The accounts are designed to diversify the aggregate risks, thus limiting potential losses or gains. Most of the accounts have “first loss” deposits to insulate SMH from trading losses. We have procedures in place to monitor trading to ensure that in the event that any “first loss” deposits are depleted by a trader, trading is suspended.

In 2007, revenue from our capital markets business was $75.7 million and pre-tax income from continuing operations was $8.3 million, accounting for 40.7% of our total revenue and 24.9% of our pre-tax income excluding corporate overhead.

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

•
Highly Regarded Distribution Network and Investment Managers.  Our asset and wealth management business includes Edelman, Salient, Capital Advisors (formerly known as Cummers/Moyers Capital Advisors, Inc.), Kissinger, and Rikoon, each of which benefits from a sound regional reputation. Moreover, our wealth advisors and asset managers include Ric Edelman, the founder of Edelman, named to Barron’s 100 Top Financial Advisors in 2004, 2005, 2006, and 2007, Capital Advisors, a No. 1 ranked firm in 2005 and 2006 by Nelson’s World’s Best Money Managers, and Don Sanders, our largest shareholder, who has more than 45 years of investment experience and is well-known and regarded in the Southwest.

•
Regional and Industry Focus.  We are a full-service regional financial services company based in Texas with 65 offices in 21 states and have achieved a strong brand recognition and sound reputation in the Southwest. Our presence in Texas allows us to focus our investment and financial advisory efforts on industries that have established markets in Texas and the Southwest, including energy, health care, environmental, technology, financial and business services, retail and consumer products, and media and communications. We believe that our focus on these industries has allowed us to develop a level of industry expertise that distinguishes us from many of our competitors.

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

We have increased our assets under management or advisement through the acquisitions of Edelman in 2005 and Rikoon in 2007. At December 31, 2007, Edelman’s assets under management was $3.7 billion and Rikoon’s assets under management was $419 million.

•
Supplement Internal Growth with Strategic Acquisitions.  We plan to actively pursue opportunities to acquire all or a significant portion of other complementary asset and wealth management businesses to gain access to additional proprietary products to offer our high net worth, mass affluent, and institutional clients, to gain access to new clients, to increase our assets under management or advisement, and to expand our geographic base. We believe that attractive acquisition opportunities exist, particularly among smaller, specialized regional financial services firms that want to affiliate with a larger company while still retaining their identity and entrepreneurial culture. Since 2000, we have acquired or gained control of ten significant firms with products and services that we believe complement or expand our client base and the services and products that we provide. In addition, we believe that the ongoing consolidation trend in the financial services industry will allow us to continue to hire proven financial professionals who prefer the culture and opportunities inherent in an innovative regional firm such as ours.

 Marketing

While we believe cross-selling opportunities exist among our various businesses based on the relationships developed by the individual companies, each major subsidiary has its own branding identity subject to an overall Sanders Morris Harris Group umbrella.

SMH markets through its 41 offices and through 24 offices of independent registered representatives who are affiliated with SMH through SMH Partners. SMH targets its client groups through financial advisor relationships, mailings, telephone calls, in-person presentations, and firm-sponsored workshops. Due to the nature of its business, its regional name recognition, and the reputation of its management, business is obtained through referrals from existing clients, corporate relationships, other investment bankers, or initiated directly by the client, as well as through senior level calling programs.

Edelman conducts its marketing efforts through media channels designed to educate individuals on the subject of personal finance. Ric Edelman hosts a nationally syndicated weekly radio program in the Washington, D.C. area and in sixteen other markets. Ric Edelman is a nationally syndicated newspaper columnist, publishes a monthly newsletter, and is the author of a variety of books and video and audio educational systems that help people achieve their financial goals.

Salient conducts its marketing and business development efforts on a company-wide calling basis. All Salient professionals are encouraged to be actively involved in business development efforts through maintenance of professional and personal relationships and active involvement in community events. Salient markets to specific client groups through telephone calls, multi-media client presentations, and company-sponsored or co-sponsored workshops and seminars. Salient has arrangements with several financial services entities through which those companies offer a variety of Salient’s investment programs to their clients.

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

Government Regulation

The securities industry is one of the nation's most extensively regulated industries. The U.S. Securities and Exchange Commission, or SEC, is responsible for the administration of the federal securities laws and serves as a supervisory body over all national securities exchanges and associations. The regulation of broker-dealers has to a large extent been delegated by the federal securities laws to Self Regulatory Organizations (“SROs”). These SROs include, among others, all the national securities and commodities exchanges and the Financial Industry Regulatory Authority (formerly the NASD) (“FINRA”). Subject to approval by the SEC and certain other regulatory authorities, SROs adopt rules that govern the industry and conduct periodic examinations of the operations of our broker-dealer subsidiary. Our broker-dealer subsidiary is registered in all 50 states, Puerto Rico, and the province of Ontario, Canada and is also subject to regulation under the laws of these jurisdictions.

As a registered broker-dealer, SMH, our brokerage subsidiary, is subject to certain net capital requirements of Rule 15c3-1 under the Exchange Act. The net capital rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by other regulatory bodies, and ultimately may require its liquidation. Further, a decline in a broker-dealer's net capital below certain “early warning levels”, even though above minimum capital requirements, could cause material adverse consequences to the broker-dealer.

As registered investment advisors under the Investment Advisers Act of 1940, SMH, Capital Advisors, Edelman, Salient, Rikoon, and certain other subsidiaries are subject to the requirements of regulations under both the Investment Advisers Act and certain state securities laws and regulations. Such requirements relate to, among other things, (1) limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, (2) record-keeping and reporting requirements, (3) disclosure requirements, (4) limitations on principal transactions between an advisor or its affiliates and advisory clients, and (5) general anti-fraud prohibitions.

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

Employees

At December 31, 2007, we had 617 employees. Of these, 115 were engaged in retail brokerage, 21 in institutional sales and trading, 12 in fixed income sales, 54 in investment banking, 16 in securities analysis and research, 40 in prime brokerage services, 60 in financial advisory and trust services, 18 in financial planning, 200 in investment management, 13 in systems development, 8 in sports representation and management, and 60 in accounting, administration, legal, compliance, and support operations. None of our employees are subject to collective bargaining agreements. We believe our relations with our employees generally are good.

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

We are a relatively small firm with 617 employees as of December 31, 2007, and total revenue of $185.8 million in 2007. Many of our competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of products and distribution outlets for their products, larger customer bases, and greater name recognition. These larger and better capitalized competitors may be better able to respond to changes in the asset and wealth management and investment banking industries, to finance acquisitions, to fund internal growth, and to compete for market share generally. Also, many of our competitors have more extensive investment banking activities than we do and, therefore, may possess a relative advantage in accessing deal flow and capital. In addition to competition from firms currently in the securities business, there has been increasing competition from other firms offering financial services, including automated trading and other services based on technological innovations.

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

A market downturn could result in lower prices for securities, which may result in reduced management fees calculated as a percentage of assets managed. A market downturn could also lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenue we receive from commissions and spreads. Fluctuations in market activity could impact the flow of investment capital into or from assets under management or advisement and the way customers allocate capital among money market, equity, fixed income, or other investment alternatives, which could negatively impact our asset and wealth management business. Unfavorable financial or economic conditions would likely reduce the number and size of transactions in which we provide underwriting, financial advisory, and other services. Our corporate finance revenue, in the form of financial advisory and underwriting fees, is directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. In periods of low volume or price levels, profitability is further adversely affected because certain of our expenses remain relatively fixed.

Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, which could make it difficult for us to sell securities, hedge securities positions, and invest funds under management. Market declines could also increase claims and litigation, including arbitration claims from customers. In such markets, we may incur reduced revenue or losses in our principal trading, market making, investment banking, merchant banking, and financial advisory activities.

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

We derive a substantial portion of our revenue from the efforts of our financial services professionals. Therefore, our future success depends, in large part, on our ability to attract, recruit, and retain qualified financial services professionals. Demand for these professionals is high and their qualifications make them particularly mobile. These circumstances have led to escalating compensation packages in the industry. Up front payments, increased payouts, and guaranteed contracts have made recruiting these professionals more difficult and can lead to departures by current professionals. From time to time we have experienced, and we may in the future experience, losses of asset and wealth management, sales and trading, research, and investment banking professionals. Departures can also cause client defections due to close relationships between clients and the professionals. If we are unable to retain our key employees or attract, recruit, integrate, or retain other skilled professionals in the future, our business could suffer. We have a number of investment advisor affiliates, including Edelman, Kissinger, Rikoon, and Dickenson, that were founded by and are identified with one individual. The departure, death, or disability of that individual could result in the loss of clients and assets under management.

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

Because our asset and wealth management and capital markets services businesses focus on investors and capital markets clients based in the southwestern U.S., an economic downturn in that region generally, or in any of our target sectors, could adversely affect our revenue.

We depend upon asset and wealth management and capital markets services for clients based in the southwestern U.S. account for a significant portion of our revenue. An economic downturn in the Southwest generally or in the energy sector or another of our target sectors could adversely affect our existing and potential asset and wealth management clients and the emerging and middle-market companies and industries within the region we predominantly serve, which could in turn reduce our asset and wealth management and capital markets services businesses and adversely affect our business, financial condition, and results of operation.

Litigation and potential securities laws liabilities may adversely affect our business.

Many aspects of our business involve substantial risks of liability, litigation, and arbitration, which could adversely affect us. As a normal part of our business, we are from time to time named as defendants or co-defendants in civil litigation and arbitration proceedings and as a subject of regulatory investigations arising from our business activities as a financial services firm. Some of these proceedings involve claims for substantial amounts of damages, based on allegations such as misconduct by or our failure to properly supervise our asset and wealth management advisors, bad investment advice, unsuitable investment recommendations or excessive trading in a client’s account by our asset and wealth management advisors, materially false or misleading statements made in connection with securities offerings and other transactions, bad advice provided to participants in corporate transactions, and disputes over the terms and conditions of complex trading arrangements. The risks of liability, litigation, and arbitration often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. In view of the inherent difficulty of predicting the outcome of legal and regulatory proceedings, particularly where the plaintiffs or regulatory authorities seek substantial or indeterminate damages or fines or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be or what the timing of the ultimate resolution of these matters will be. Depending on our results for a particular period, an adverse determination could have a material effect on quarterly or annual operating results in the period in which it is resolved. See “Item 3. - Legal Proceedings”.

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

In 2007, our asset and wealth management revenue was $107.3 million, accounting for 57.7% of our total revenue. We derive our revenue from this business primarily from management fees that are based on committed capital, assets under management or advisement, and incentive fees, which are earned if the return of our proprietary funds exceeds certain threshold returns. Our ability to maintain or increase assets under management or advisement is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market or economic conditions, and competition from other fund managers.

Investment performance is one of the most important factors in retaining existing clients and competing for new asset and wealth management business. Poor investment performance could reduce our revenue and impair our growth in a number of ways:

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

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our asset and wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenue and profitability of our asset and wealth management business will likely be reduced and our ability to attract new clients and funds will likely be impaired.

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

Our revenue from an underwriting transaction is recorded only when the underwriting is completed. Revenue from merger or acquisition transactions is recorded only when non-refundable retainer fees are received or the transaction closes. Accordingly, the timing of recognition of revenue from a significant transaction can materially affect our quarterly and annual operating results. Additionally, we have a certain level of fixed costs in our investment banking operations. As a result, we could experience losses in these operations if revenue from our services is lower than our fixed costs.

We depend on proprietary and third party systems, so systems failures could significantly disrupt our business. These and other operational risks may disrupt our business, result in regulatory action against us, or limit our growth.

Our business depends highly on our and our clearing firms’ ability to process, on a daily basis, a large number of transactions across numerous and diverse markets and the transactions we process have become increasingly complex. Consequently, we rely heavily on our communications and financial, accounting, and other data processing systems, including systems provided by our clearing brokers and service providers. We face operational risk arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated, or accounted.

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

Our businesses are subject to extensive regulation under both federal and state laws. SMH is registered as a broker-dealer with the SEC and FINRA; SMH, Capital Advisors, Salient, Edelman, and Rikoon are registered with the SEC as investment advisers; and Salient Trust is licensed as a trust company by the Texas Banking Commissioner. All of the professional agents employed by SSG are registered as certified contract advisors with either the National Football League Players Association or the Major League Baseball Players Association.

The SEC is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally FINRA and the securities exchanges, are actively involved in the regulation of broker-dealers. We are also subject to regulation by state securities commissions in those states in which we do business. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets rather than protection of creditors and shareholders of broker-dealers. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure of securities firms, record-keeping, and the conduct of directors, officers, and employees.

The SEC, FINRA, other self-regulatory organizations, and state securities commissions may conduct administrative proceedings that can result in:

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

The regulatory environment in which we operate is also subject to change. Our business may be adversely affected as a result of new or revised legislation, or changes in rules promulgated by the SEC, FINRA, and other self-regulatory organizations. We may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC and FINRA.

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

The business operations of SMH and Salient Trust may face limitations due to net capital requirements.

As a registered broker-dealer, SMH is subject to the net capital rules administered by the SEC and FINRA. These rules, which specify minimum net capital requirements for registered broker-dealers and FINRA members, are designed to assure that broker-dealers maintain adequate net capital in relation to their liabilities and the size of their customers’ business. These requirements have the effect of requiring that a substantial portion of a broker-dealer’s assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies. Compliance with these net capital rules could limit operations that require extensive capital, such as underwriting or trading activities. Additionally, our trust subsidiary, Salient Trust, is subject to minimum net capital requirements under the Texas Trust Company Act. A failure to comply with the net capital requirements could impair SMH’s ability to conduct business as a broker-dealer and Salient Trust’s ability to conduct business as a trust company.

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

As a holding company, we depend on dividends, distributions, and other payments from our subsidiaries to fund any dividend payments and to fund all payments on our obligations. As a result, any regulatory action that restricts SMH’s or Salient Trust’s ability to make payments to us could impede access to funds we need to make dividend payments or payments on our obligations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office together with certain brokerage and investment banking operations of SMH are located at 600 Travis, Houston, Texas and comprise approximately 67,000 square feet of leased office space pursuant to lease arrangements expiring in 2018. We lease 24 other office locations including Alexandria, Virginia; Asheville, North Carolina; Bethesda, Maryland; Boca Raton; Chicago; Cleveland (two locations); Colorado Springs; Dallas/Fort Worth (three locations); Fairfax, Virginia; Garden City, New York; Greenwich, Connecticut; Houston; Hunt Valley, Maryland; Jackson, Mississippi; Las Vegas; Los Angeles; New York City (two locations); Santa Fe; Tranquility, New Jersey; and Tulsa. We lease all of our office space which management believes, at the present time, is adequate for our business. We also lease communication and other office equipment.

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

FINRA initially conducted an inspection of our Concept Capital prime brokerage and private investment or hedge fund support operations based in our New York office in November 2004.  Subsequent to such inspection, FINRA opened an investigation with respect to our prime brokerage and related hedge fund operations. In August 2006, SMH received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against SMH and four of its employees based on alleged violations of certain conduct rules of FINRA.  On October 17, 2007, SMH executed an Acceptance, Waiver and Consent (“AWC”) to resolve all matters with respect to the disciplinary action, which was accepted by FINRA on January 9, 2008.  Pursuant to the AWC, SMH agreed to pay a fine of $450,000.

In May 2005, SMH acted as placement agent for a private placement of $50.0 million in convertible preferred stock of Ronco Corporation, a leading company in direct response marketing. Subsequent to the offering, Ronco experienced financial difficulties and ultimately filed a voluntary petition under Chapter 11 of the Bankruptcy Code on June 14, 2007.  The bankruptcy court approved the sale of substantially all of Ronco’s assets in August 2007, and the case has been converted to liquidation under Chapter 7. It is unlikely that there will be any distribution to its unsecured creditors or equity security holders.  SMH has written off a $3.0 million subordinated working capital loan that it made to Ronco in 2006.  SMH is a defendant in two proceedings related to Ronco, one of which is material and dicussed below.

On May 23, 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH, US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC, Case No. 07-04837, in the 193rd Judicial District Court, Dallas County, Texas, alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with the plaintiffs’ purchase of $2.0 million in Ronco convertible preferred stock. SMH has filed an answer and special exceptions. SMH believes it has valid defenses to all claims made by the plaintiffs. However, there is no assurance that SMH will successfully defend such claims.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Global Market Security tier of The Nasdaq Stock Market under the symbol “SMHG”. The following table sets forth the quarterly high and low sales prices for our common stock during 2007 and 2006 for the calendar quarters indicated, each as reported on the Nasdaq National Market, and cash dividends declared per share of common stock:

Calendar Period	High	Low	Cash Dividend
2007:
First Quarter	$12.89	$10.19	$0.045
Second Quarter	$13.97	$10.67	$0.045
Third Quarter	$12.15	$8.99	$0.045
Fourth Quarter	$10.82	$8.15	$0.045

2006:
First Quarter	$16.88	$14.89	$0.045
Second Quarter	$16.53	$14.32	$0.045
Third Quarter	$15.59	$12.40	$0.045
Fourth Quarter	$13.49	$10.75	$0.045

At March 7, 2008, there were 313 holders of record of our common stock.

Dividend Policy

In 2002, our board of directors instituted a policy of paying regular quarterly dividends on our common stock. During 2005, we increased the declared quarterly dividend payment to $0.045 per share (an annual amount of $0.18 per share). In February 2008, the board of directors declared a cash dividend for the first quarter of 2008 in the amount of $0.045 per share. Our declaration and payment of future dividends is subject to the discretion of our board of directors. In exercising this discretion, the board of directors will take into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal and regulatory restrictions on the payment of dividends, and such other factors the board considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

For our equity compensation plans, the following table shows, at the end of fiscal year 2007, (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such options, warrants and rights, and (c) the number of securities remaining available for future issuance under the plans, excluding those issuable upon exercise of outstanding options, warrants and rights.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of oustanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	856,385	$8.30	2,206,383	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	856,385	$8.30	2,206,383

(1)
The number of shares of our common stock available for incentive awards under our 1998 Incentive Plan is the greater of 4.0 million shares or 25% of the total number of shares of our common stock from time to time outstanding.

Recent Sales of Unregistered Securities

On September 14, 2007, the Company issued an aggregate of 242,927 shares of common stock to the owners of an insurance agency operated under the name of Dickenson and Associates as partial consideration for the purchase of the assets and goodwill of such business. The shares were valued at $2.4 million or $9.88 per share. In addition to the shares, the owners of Dickenson and Associates received a cash payment of $3.6 million. The shares were issued by the Company without registration under the Securities Act of 1933 pursuant to and in reliance on Section 4(2) of such Act, relating to transactions not involving a public offering, and Regulation D thereunder.

Corporate Performance

The following chart shows a comparison of the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2007, as compared to the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Financial Stocks Index, a peer group, assuming $100 was invested at market close on December 31, 2002 in our common stock and the two indices and dividends were reinvested.

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
Sanders Morris Harris Group Inc	$100.00	$143.60	$208.00	$193.90	$153.10	$124.90
Nasdaq Stock Market Index (U.S. & Foreign)	100.00	150.80	164.10	167.90	185.20	204.70
Nasdaq Financial Stocks Index (1)	100.00	135.30	157.80	161.60	185.80	167.00

(1)	The Nasdaq Financial Stocks Index is composed of all Nasdaq companies with Standard Industrial Classification codes ranging from 6000 through 6799.

The foregoing performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference.

Issuer Purchase of Equity Securities

The following table represents information with respect to shares of SMHG common stock repurchased by the Company during the quarter ended December 31, 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2007	-	$-	-	-
November 1 to November 30, 2007	101,384	9.10	101,384	898,616
December 1 to December 31, 2007	88,490	9.67	88,490	810,126
Total	189,874	$9.37	189,874	810,126

(1)	The Company announced a share repurchase programon November 7, 2007 to purchase up to 1.0 million shares of the Company's shares of common stock. All purchases were made in open-market transactions.

Item 6. Selected Financial Data

The following data should be read together with the Consolidated Financial Statements and their related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included later in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands except per share amounts)
Statement of Income:
Total revenue	$185,812	$166,748	$124,475	$119,060	$103,934
Income from continuing operations	$5,093	$10,308	$10,295	$12,043	$10,416
Income (loss) from discontinued operations, net of tax	-	(6,902)	379	371	-
Net income	$5,093	$3,406	$10,674	$12,414	$10,416
Diluted earnings (loss) per common share:
Continuing operations	$0.20	$0.49	$0.53	$0.66	$0.59
Discontinued operations	-	(0.33)	0.02	0.02	-
Net earnings	$0.20	$0.16	$0.55	$0.68	$0.59
Weighted average common shares outstanding and committed - diluted	25,086	20,915	19,253	18,302	17,622

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands except per share amounts)
Balance Sheet Data:
Cash and cash equivalents	$46,503	$68,861	$17,867	$22,262	$33,406
Securities	85,657	83,929	75,541	59,929	35,478
Total assets	291,548	282,042	208,689	172,433	139,469
Total liabilities	48,265	49,982	46,223	28,419	20,110
Minority interests	20,105	12,124	7,781	5,230	4,506
Shareholders' equity	223,178	219,936	154,685	138,784	114,853
Cash dividends declared per common share	$0.18	$0.18	$0.18	$0.15	$0.12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. We caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for our services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where we do business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of our trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for our services; and (12) litigation and securities law liabilities. See “Risk Factors”. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

Our financial services business is affected by general economic conditions. Our revenue relating to asset-based advisory services and managed accounts is typically from fees based on the market value of assets under management or advisement. The growth in assets under our management resulted in higher management fees for us. While growth in assets under management has resulted in higher management fees, the instability in the overall stock market, lower trading volume, and reduced commission rates have had a negative impact on our commission revenue.

We closely monitor our operating environment to enable us to respond promptly to market cycles. In addition, we seek to lessen earnings volatility by controlling expenses, increasing fee-based business, and developing new revenue sources. Nonetheless, operating results of any specific period should not be considered representative of future performance.

Components of Revenue and Expenses

Revenue. Our revenue is comprised primarily of (1) commission revenue from wealth advisory, prime and institutional brokerage transactions, (2) investment banking revenue from corporate finance fees, merger and acquisition fees, and merchant banking fees, (3) fees from asset-based advisory services, asset management, financial planning, and fiduciary services, and (4) principal transactions. We also earn interest on cash held and dividends received from the equity and fixed income securities held in our corporate capital accounts, earn fees through the sale of insurance products, and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During 2007, compensation and benefits represented 64.8% of total expenses and 57.8% of total revenue, compared to 66.0% of total expenses and 57.7% of total revenue during 2006.

Floor brokerage, exchange, and clearance fees include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business at SMH. SMH clears its transactions through several clearing firms, including Pershing, an affiliate of The Bank of New York Mellon, Goldman Sachs Execution & Clearing, L.P., Ridge Clearing & Outsourcing Solutions, Inc., and First Clearing Corporation.

Other expenses include (1) communications and data processing expenses, such as third-party systems, data, and software providers, (2) occupancy expenses, such as rent and utility charges for facilities, (3) interest expense, (4) amortization of intangible assets, and (5) other general and administrative expenses.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total revenue increased $19.1 million to $185.8 million in 2007 from $166.7 million in 2006, while total expenses increased $19.9 million to $165.7 million in 2007 from $145.8 million in 2006. Equity in income of limited partnerships increased to $3.8 million in 2007 from $2.2 million in 2006, principally due to larger increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company. Income from continuing operations was $5.1 million, or $0.20 per diluted common share, in 2007 compared to $10.3 million, or $0.49 per diluted common share, in 2006. The loss from discontinued operations was $6.9 million, or $0.33 per diluted common share, in 2006. There was no such loss in 2007.

Commission revenue declined to $54.8 million in 2007 from $57.2 million during 2006 primarily due to the conversion of assets under management at Edelman from a commission-based to a fee-based compensation structure. Investment banking revenue declined to $35.0 million in 2007 from $36.6 million in 2006 due to reduced revenue from investment banking advisory engagements. Investment advisory and related services increased from $41.7 million during 2006 to $71.3 million in 2007. The conversion of almost three-quarters of Edelman’s assets under management from a commission-based to a fee-based compensation structure has contributed in the rise in investment advisory fee revenue. Additionally, an increase in assets under management at Edelman and Salient and the acquisition of Rikoon also contributed to the growth in investment advisory fee revenue. Principal transactions revenue declined from $18.7 million in 2006 to $10.2 million in 2007 as the result of declines in the value of our investment portfolios. Interest and dividends increased to $6.7 million in 2007 from $6.6 million in 2006. Other income increased to $7.7 million in 2007 from $5.9 million in 2006 due to an increase in fees earned on the Company’s cash balances and customer credit balances at its clearing firms resulting from higher deposit balances.

Employee compensation and benefits increased to $107.4 million in 2007 from $96.3 million in 2006 due to the higher revenue. Floor brokerage, exchange, and clearance fees declined to $6.4 million in 2007 from $7.4 million in 2006 as the result of lower trading volume in the proprietary trading operations of our Concept Capital division. Communications and data processing increased to $10.0 million in 2007 from $7.7 million in 2006 primarily due to higher clearing firm service fees at Edelman caused by the conversion of accounts from a commission-based to a fee-based fee structure. Occupancy costs increased to $11.9 million in 2007 from $11.0 million in 2006 due to the increase in the amount of rental space and related furniture and equipment necessary for the expansion of our asset and wealth management business. Interest expense declined to $35,000 in 2007 from $804,000 in 2006 due to the payoff of most of the Company’s debt during 2006. Amortization of intangible assets was $349,000 in 2007. There was no such amortization recorded in 2006. Other general and administrative expenses increased to $29.6 million in 2007 from $22.7 million in 2006 primarily due to the write-off of two notes receivable, representing bridge loans to investment banking clients, totaling $5.0 million.

Our effective tax rates from continuing operations were 37.2% in 2007 and 2006. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes, which was partially affected by certain interest and dividend income not subject to tax.

During 2006, the Company hired a 30-person fixed income team and established an expanded fixed income division headquartered in New York. Over the course of the year, the division was unable to achieve sufficient revenue to offset its costs, many of which were in the form of guaranteed salaries and bonuses. During the third and fourth quarters of 2006, we decided to close and closed the division. As a result, we recorded a loss from discontinued operations in 2006 of $3.8 million, net of tax, primarily consisting of operating losses.

Additionally, during 2006, Charlotte Capital, an investment advisor subsidiary of the Company, made the decision to terminate its existing advisory agreements and wind up its business. This decision was made due to the continuing decline of assets under management and to the fact that Charlotte Capital was not profitable. As a result, we recorded a loss from discontinued operations in 2006 of $3.1 million, net of tax, consisting of a write down of goodwill, operating losses, and abandoned leases.

No losses from discontinued operations were recorded in 2007.

RESULTS BY SEGMENT

Asset/Wealth Management

	Year Ended December 31,
	2007	2006
	(in thousands)
Revenue	$107,252	$80,452
Income from continuing operations before income taxes	$24,833	$12,838

Revenue from asset/wealth management increased to $107.3 million in 2007 from $80.5 million in 2006 and income from continuing operations before income taxes increased to $24.8 million in 2007 from $12.8 million in 2006. Commission revenue declined to $19.5 million in 2007 from $23.5 million in 2006 due to the conversion of assets under management at Edelman from a commission-based to a fee-based compensation structure. Investment advisory and related services increased to $71.1 million in 2007 from $41.6 million in 2006 as a result of this conversion. Growth in assets under management at Edelman and Salient, as well as the acquisition of Rikoon, has contributed to the increase in revenue from investment advisory fees. Compensation expense increased to $55.2 million in 2007 from $45.8 million in 2006 due to the higher revenue. The change in value of our investments in limited partnerships resulted in a gain of $8.5 million in 2007 compared to $1.5 million in 2006. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in our consolidated financial statements. Income attributable to minority interests, which reduces our pretax income, increased to $15.8 million in 2007 from $6.7 million in 2006, due to the increase in Edelman’s income, of which minority interests own 49%, and to the increased income from one of the limited partnerships, of which minority interests own 75%.

Capital Markets

Investment Banking

	Year Ended December 31,
	2007	2006
	(in thousands)
Revenue	$23,609	$25,239
Income from continuing operations before income taxes	$4,273	$7,728

Revenue from investment banking declined to $23.6 million in 2007 from $25.2 million in 2006 and income from continuing operations before income taxes declined to $4.3 million in 2007 from $7.7 million in 2006. The revenue decrease is primarily due to lower revenue from advisory fees during 2007. Total expense increased to $19.3 million in 2007 from $17.5 million in 2006, principally due to additional compensation and other costs incurred in an effort to increase revenue.

Institutional Brokerage

	Year Ended December 31,
	2007	2006
	(in thousands)
Revenue	$15,519	$21,349
Income from continuing operations before income taxes	$1,232	$2,819

Revenue from institutional brokerage declined to $15.5 million in 2007 from $21.3 million in 2006 and income from continuing operations before income taxes declined to $1.2 million in 2007 from $2.8 million in 2006. Commission revenue declined to $9.9 million in 2007 from $13.9 million in 2006 reflecting a decline in both the number of shares traded in our institutional equity division and the commission revenue per share traded. These declines are largely the result of the growth in electronic trading strategy execution software that replaces, in some cases, the role of traditional traders. Additionally, sales credits from syndicate and investment banking activities declined to $3.4 million in 2007 from $4.3 million in 2006 reflecting a lower volume of offerings sold by the institutional division. Total expenses declined to $14.3 million in 2007 from $18.5 million in 2006 primarily due to the decline in revenue.

Prime Brokerage Services

	Year Ended December 31,
	2007	2006
	(in thousands)
Revenue	$36,583	$34,788
Income from continuing operations before income taxes	$2,750	$2,595

Revenue from prime brokerage services increased to $36.6 million in 2007 from $34.8 million in 2006 and income from continuing operations before income taxes rose to $2.8 million in 2007 from $2.6 million in 2006. Commission revenue increased to $25.3 million in 2007 from $19.7 million in 2006, while principal transaction revenue decreased to $7.8 million in 2007 from $12.6 million in 2006, reflecting growth in hedge fund servicing revenue and lower revenue from proprietary trading activities. Total expenses increased to $33.8 million during 2007 from $32.2 million during 2006 reflecting increased compensation and other costs related to increased revenue.

Corporate Support

	Year Ended December 31,
	2007	2006
	(in thousands)
Revenue	$2,849	$4,920
Loss from continuing operations before income taxes	$(24,972)	$(9,562)

Revenue from corporate support declined to $2.8 million in 2007 from $4.9 million in 2006 and the loss from continuing operations before income taxes increased to $25.0 million in 2007 from $9.6 million in 2006. Total expenses increased to $23.2 million in 2007 from $15.2 million in 2006 primarily due to the write-off of two notes receivable that totaled $5.0 million. In addition, compensation expense increased to $13.7 million from $10.5 million primarily due to additional compensation expense related to the acquisition of Rikoon. Equity in income (loss) of limited partnerships decreased to a loss of $4.6 million from a gain of $728,000, principally due to a decrease in value of our investment in one limited partnership.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The May 10, 2005 acquisition of a 51% interest in Edelman is reflected in our operating results from the date of the transaction.

Total revenue increased $42.2 million to $166.7 million in 2006 from $124.5 million in 2005, while total expenses increased $34.8 million to $145.8 million in 2006 from $111.0 million in 2005. Equity in income of limited partnerships declined to $2.2 million in 2006 from $8.5 million in 2005, principally due to lower increases in the values of securities held in the investment portfolios of the limited partnerships managed by the Company. Income from continuing operations was $10.3 million, or $0.49 per diluted common share, in 2006 compared to $10.3 million, or $0.53 per diluted common share, in 2005. The loss from discontinued operations was $6.9 million, or $0.33 per diluted common share, in 2006 compared to income from discontinued operations of $379,000, or $0.02 per diluted common share, during 2005.

Commission revenue increased to $57.2 million in 2006 from $44.5 million during 2005 due to the addition of two new wealth advisory offices in 2006 and the inclusion of Edelman for a full year in 2006 versus only seven months in 2005. Investment banking revenue increased to $36.6 million in 2006 from $32.8 million in 2005 due to higher revenue from advisory services. Investment advisory and related services increased from $29.2 million during 2005 to $41.7 million in 2006. The inclusion of Edelman for a full year in 2006 as well as the conversion of almost half of Edelman’s assets under management from a commission-based to a fee-based fee structure are the principal factors that resulted in the higher investment advisory fee revenue. Additionally, an increase in assets under management at Salient and Capital Advisors contributed to the growth in investment advisory fee revenue. Principal transactions revenue increased from $9.8 million in 2005 to $18.7 million in 2006 as the result of higher proprietary trading activity at our Concept Capital prime brokerage services division. Interest and dividends increased to $6.6 million in 2006 from $4.6 million in 2005 due to an increase in both interest rates and the amount of money in the firm’s accounts that are earning interest income. Other income increased to $5.9 million in 2006 from $3.5 million in 2005 due to an increase in fees earned on the Company’s cash balances and customer credit balances at its clearing firms resulting from higher deposit balances.

Employee compensation and benefits increased to $96.3 million in 2006 from $74.5 million in 2005 due to the higher revenue. Floor brokerage, exchange, and clearance fees increased to $7.4 million in 2006 from $4.7 million in 2005 as the result of higher trading volume in the proprietary trading operations of our Concept Capital division. Occupancy costs increased to $11.0 million in 2006 from $8.5 million in 2005 due to the inclusion of Edelman for the full 2006 year, and to the increase in the amount of rental space and related furniture and equipment necessary for the expansion of our proprietary trading operations. Interest expense doubled to $804,000 in 2006 from $402,000 in the prior year due to an increase in the Company’s debt during 2006. Most of the debt was repaid before the end of 2006. Other general and administrative expenses increased to $22.7 million in 2006 from $15.3 million in 2005. Higher legal costs associated with the settlement of two related customer arbitration claims during 2006, higher accounting costs associated with audit fees and the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the inclusion of Edelman for the full year of 2006 were the primary reasons for the increase in other general and administrative expense.

Our effective tax rates from continuing operations were 37.2% in 2006 and 40.7% in 2005. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes, which was partially affected by certain interest and dividend income not subject to tax.

During 2006, the Company hired a 30-person fixed income team and established an expanded fixed income division headquartered in New York. Over the course of the year, the division was unable to achieve sufficient revenue to offset its costs, many of which were in the form of guaranteed salaries and bonuses. During the third and fourth quarters of 2006, we decided to close and closed the division. As a result, we recorded a loss from discontinued operations in 2006 of $3.8 million, net of tax, primarily consisting of operating losses.

Additionally, during 2006, Charlotte Capital, an investment advisor subsidiary of the Company, made the decision to terminate its existing advisory agreements and wind up its business. This decision was made due to the continuing decline of assets under management and to the fact that Charlotte Capital was not profitable. As a result, we recorded a loss from discontinued operations in 2006 of $3.1 million, net of tax, consisting of a write down of goodwill, operating losses, and abandoned leases.

RESULTS BY SEGMENT

Asset/Wealth Management

	Year Ended December 31,
	2006	2005
	(in thousands)
Revenue	$80,452	$55,307
Income from continuing operations before income taxes	$12,838	$13,122

Revenue from asset/wealth management increased to $80.5 million in 2006 from $55.3 million in 2005 and income from continuing operations before income taxes declined to $12.8 million in 2006 from $13.1 million in 2005. Commission revenue increased to $23.5 million in 2006 from $14.2 million in 2005 due to the acquisition of Edelman in 2005 and the addition of two new wealth advisory offices in 2006. Investment advisory and related services increased to $41.6 million in 2006 from $29.2 million in 2005. Growth in assets under management at Salient and Capital Advisors, as well as the acquisition of Edelman, has contributed to the increase in revenue from investment advisory fees. Compensation expense rose to $45.8 million in 2006 from $32.0 million in 2005 due to the higher revenue. The change in value of our investments in limited partnerships resulted in a gain of $1.5 million in 2006 compared to $7.2 million in 2005. Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in our consolidated financial statements. Income attributable to minority interests, which reduces our pretax income, increased to $6.7 million in 2006 from $4.6 million in 2005, principally due to increased income from one of the limited partnerships, of which minority interests own 50%.

Capital Markets

Investment Banking

	Year Ended December 31,
	2006	2005
	(in thousands)
Revenue	$25,239	$18,509
Income from continuing operations before income taxes	$7,728	$6,502

Revenue from investment banking increased to $25.2 million in 2006 from $18.5 million in 2005 and income from continuing operations before income taxes increased to $7.7 million in 2006 from $6.5 million in 2005. The revenue increase is primarily due to increased revenue from private placement transactions and advisory fees during 2006. Total expense increased to $17.5 million in 2006 from $12.0 million in 2005, principally due to additional compensation and other costs associated with the revenue increase.

Institutional Brokerage

	Year Ended December 31,
	2006	2005
	(in thousands)
Revenue	$21,349	$26,501
Income from continuing operations before income taxes	$2,819	$3,552

Revenue from institutional brokerage declined to $21.3 million in 2006 from $26.5 million in 2005 and income from continuing operations before income taxes declined to $2.8 million in 2006 from $3.6 million in 2005. Commission revenue declined to $13.9 million in 2006 from $15.8 million in 2005 reflecting a decline in both the number of shares traded in our institutional equity division and the commission revenue per share traded. These declines are largely the result of the growth in electronic trading strategy execution software that replaces, in some cases, the role of traditional traders. Additionally, sales credits from syndicate and investment banking activities declined by $2.7 million to $4.3 million in 2006 reflecting a lower volume of offerings sold by the institutional division. Total expenses declined to $18.5 million in 2006 from $22.9 million in 2005 primarily due to the decline in revenue.

Prime Brokerage Services

	Year Ended December 31,
	2006	2005
	(in thousands)
Revenue	$34,788	$19,613
Income from continuing operations before income taxes	$2,595	$1,955

Revenue from prime brokerage services increased to $34.8 million in 2006 from $19.6 million in 2005 and income from continuing operations before income taxes rose to $2.6 million in 2006 from $2.0 million in 2005. Commission revenue increased to $19.7 million in 2006 from $14.3 million in 2005, while principal transaction revenue increased to $12.6 million in 2006 from $4.2 million in 2005, reflecting growth in proprietary trading activities. Total expenses increased to $32.2 million during 2006 from $17.7 million during 2005 reflecting increased compensation and other costs related to proprietary trading activities. Compensation and other costs, when measured as a percentage of proprietary trading revenue, are higher than similar costs associated with other revenue sources.

Corporate Support

	Year Ended December 31,
	2006	2005
	(in thousands)
Revenue	$4,920	$4,545
Loss from continuing operations before income taxes	$(9,562)	$(7,778)

Revenue from corporate support increased to $4.9 million in 2006 from $4.5 million in 2005 and the loss from continuing operations before income taxes increased to $9.6 million in 2006 from $7.8 million in 2005. Interest and dividend income increased to $3.8 million in 2006 from $3.0 million in 2005 due to an increase in the amount of money earning interest, reflecting proceeds from the Company’s stock offering during 2006, and due to higher interest rates during 2006. Total expenses increased to $15.2 million in 2006 from $13.6 million in 2005. Accounting expenses increased by $742,000 due to higher audit and Sarbanes-Oxley related costs. Unallocated research costs totaled $783,000 during 2006.

Liquidity and Capital Resources

Cash Requirements

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, (3) debt repayment, and (4) funds used for acquisitions.

The Company had two credit facilities in effect at December 31, 2007. In May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. In May 2006, this credit agreement was amended to increase the revolving credit facility to $18.0 million. The line of credit expires in May 2008. There was no outstanding balance on the line of credit at December 31, 2007. The amount of available borrowings under the line of credit, which is reduced by letters of credit issued by the Company, was $16.3 million at December 31, 2007. In December 2005, Salient entered into a $2.5 million revolving credit facility that will expire in April 2008. The outstanding balance on the Salient line of credit was $200,000 at December 31, 2007.

The Company and its subsidiaries have contractual obligations under operating leases that expire by 2018 with initial noncancelable terms in excess of one year. The aggregate annual rentals for these operating leases, consisting of leases for office space and computer and office equipment, debt repayment based on contractual maturities, along with the base amount of additional consideration for the acquisition of Edelman, are as described in the following table:

	Payment due by period
	Total	Within 1 year	After 1 but within 3 years	After 3 but within 5 years	After 5 years
	(in thousands)
Operating lease obligations	$51,584	$7,946	$16,450	$15,350	$11,838
Debt repayment	200	200	-	-	-
Estimated amount of additional consideration for Edelman acquisition	91,867	44,367	47,500	-	-
Total	$143,651	$52,513	$63,950	$15,350	$11,838

Operating expenses consist of compensation and benefits, floor brokerage, exchange, and clearing costs, and other expenses. These expenses are primarily dependent on revenue and, with the exception of obligations for office rentals, should require a limited amount of capital in addition to that provided by revenue during 2008. Currently, obligations for non-cancelable office leases total $7.9 million during 2008. Funds required for other working capital items such as receivables, securities owned, and accounts payable, along with expenditures to repurchase stock, are expected to total between $5.0 million and $10.0 million during 2008. Capital expenditure requirements are expected to total between $4.0 million and $6.0 million during 2008, mainly consisting of leasehold improvements, furniture, and computer equipment and software. Funds needed for acquisitions will depend on the completion of transactions that may not be identifiable until such time as the acquisition is completed.

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets. At December 31, 2007, we had approximately $46.5 million in cash and cash equivalents, which together with liquid assets, consisting of receivables from broker-dealers, deposits with clearing organizations, marketable securities owned, and securities available for sale totaled $72.4 million.

Receivables turnover, calculated as total revenue divided by average receivables, was five for each of the years ended December 31, 2007 and 2006. The allowance for doubtful accounts as a percentage of receivables was 5.2% at December 31, 2007 compared to 0.8% at December 31, 2006. The increase in the allowance for doubtful accounts as a percentage of receivables was the result of a $2.0 million provision for bad debts recorded on a note receivable from an investment banking client in the fourth quarter of 2007.

Sources and Uses of Cash

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

For the year ended December 31, 2007, net cash provided by operations totaled $24.4 million compared to $13.4 million during 2006. Receivables increased by $20.3 million during the year ended December 31, 2007, principally due to increased revenue and the $8.0 million loan to Edelman Financial Advisors, LLC.

Marketable securities owned decreased by $16.9 million during the year ended December 31, 2007, while securities sold, not yet purchased decreased by $4.7 million and payables to broker-dealers and clearing organizations increased by $2.2 million. The change in marketable securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations is primarily due to the trading portfolios of our proprietary trading operations. The Company’s proprietary trading operations carry both long and short fixed income and equity securities. These trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market. We employ hedging strategies designed to insulate the net value of our trading inventories from fluctuations in the general level of interest rates and equity price variances. We finance a portion of our trading positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $61.1 million at December 31, 2007 compared to $45.4 million at December 31, 2006. This increase is primarily the result of a $20.0 million initial investment in a new limited partnership managed by Capital Advisors. Management believes its investment in limited partnerships is a critical part of its capital market investing activities that has historically generated favorable returns for the Company. These limited partnerships typically have a ten-year life.

Capital expenditures for the year ended December 31, 2007 were $7.7 million mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for our growth.

At December 31, 2007, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the SEC's Uniform Net Capital Rules and had capital in excess of the required minimum. Salient Trust was in compliance with the Texas Department of Banking’s net capital requirement and had capital in excess of the required minimum.

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

Generally, investments in shares of public companies are valued at a discount of up to 30% to the closing market price on the balance sheet date if the shares are not readily marketable. Investments in unregistered shares of public companies are valued at up to a 30% discount from the most recent sales price of registered shares, except in cases where the securities may be sold pursuant to a currently effective registration statement or an exemption from registration and there exists sufficient trading volume in the securities, in which case the market price is used. The discounts reflect liquidity risk and contractual or statutory restrictions on transfer. Preferred stock of a public company is carried at its liquidation preference. Investments in private companies are valued at the purchase price, the best estimate of fair value, until there is a basis for revaluation. Revaluation may result from a subsequent public offering or private placement, an event that has occurred indicating valuation increase or impairment, or other pertinent factors and events. Investments in limited partnerships are accounted for using the equity method, which approximates fair value.

Investments in not readily marketable securities, marketable securities with insufficient trading volumes, and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments. Such differences could be material to the financial statements. At December 31, 2007 and 2006, the Company’s investment portfolios included investments totaling $61.1 million and $45.4 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

Goodwill. Goodwill is recorded for the excess of the purchase price over the fair value of identifiable net assets acquired through a merger transaction. Goodwill is not amortized, but instead is tested for impairment at least annually using a fair value approach.

The Company uses several methods to value its reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, multiples of assets under management, and industry guidelines for the valuation of private companies in a similar business. The Company determined that the fair values of the reporting units exceeded their carrying values; therefore, goodwill does not appear to be impaired. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (Revised 2004), which requires the Company to recognize the cost of all stock-based compensation in its consolidated financial statements. The Company’s equity-classified awards are measured at grant-date fair value and are not subsequently remeasured. The valuation of equity instruments underlying stock-based compensation, and the period during which the expense is recognized, is based on assumptions related to stock volatility, interest rates, vesting terms, and dividend yields. Changes in these assumptions, including forfeiture rates, could have significant impacts on the expense recognized.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The following discussion relates to our market risk sensitive instruments as of December 31, 2007.

Our trading equity and debt securities are marked to market on a daily basis. At December 31, 2007, our trading equity and debt securities were recorded at a fair value of $23.8 million. These trading equity and debt securities are subject to equity price risk. This risk would amount to approximately $2.4 million based on a potential loss in fair value from a hypothetical 10% decrease in the market value of such equity securities. The actual equity price risk related to the trading equity securities may differ substantially.

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

Our financial services business is affected by general economic conditions. Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management or advisement. The growth in assets under our management resulted in higher management fees for us. While growth in assets under management has resulted in higher management fees, the instability in the overall stock market, lower trading volume, and reduced commission rates have had a negative impact on our commission revenue. In addition, the instability in the credit markets, which sharply widened the spreads over treasuries of certain less than investment grade bonds held primarily in our newly established high yield hedge fund, created losses in our investment portfolio during the second half of 2007.

At December 31, 2007, securities owned by the Company were recorded at a fair value of $84.9 million, including $23.8 million in marketable securities, $53.0 million representing our investments in limited partnerships, and $8.1 million representing other not readily marketable securities.

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

At December 31, 2007, Salient Trust had securities available for sale with a fair value of $759,000. These securities have an amortized cost of $492,000, and are subject to equity price risk. At December 31, 2007, the unrealized increase in market value totaling $267,000, less tax of $106,000, has been included as a separate component of shareholders’ equity.

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

New Business Risk

New business risk refers to the risk of entering into a new line of business or offering a new product. By entering a new line of business or offering a new product, we may face risks that we are unaccustomed to dealing with and may increase the magnitude of the risks we currently face. We review proposals for new businesses and new products to determine if we are prepared to handle the additional or increased risks associated with entering into such activities.

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

We have audited the accompanying consolidated balance sheets of Sanders Morris Harris Group Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in note 2, the Company has restated the consolidated statement of cash flows for the year ended December 31, 2005.

As described in note 1, the Company changed its method for accounting for stock-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanders Morris Harris Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Houston, Texas
March 13, 2008

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$46,503	$68,861
Receivables, net of allowance of $2,330 and $227, respectively
Broker-dealers and clearing organizations	232	505
Customers	25,147	16,720
Related parties	14,676	6,212
Other	4,408	5,587
Deposits with clearing organizations	1,095	1,084
Securities owned	84,898	82,462
Securities available for sale	759	1,467
Furniture, equipment, and leasehold improvements, net	16,613	12,323
Other assets and prepaid expenses	2,329	2,048
Goodwill, net	88,461	83,810
Other intangible assets, net	6,427	963
Total assets	$291,548	$282,042

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$29,523	$25,550
Borrowings	200	555
Deferred tax liability, net	137	3,037
Securities sold, not yet purchased	15,432	20,107
Payable to broker-dealers and clearing organizations	2,973	733
Total liabilities	48,265	49,982

Commitments and contingencies

Minority interests	20,105	12,124

Shareholders' equity:
Preferred stock, $0.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares
authorized; 25,765,806 and 25,273,437 shares issued,
respectively	258	253
Additional paid-in capital	204,596	199,176
Retained earnings	23,422	23,902
Accumulated other comprehensive income	161	86
Treasury stock, at cost, 929,285 shares and 739,411 shares,
respectively	(5,259)	(3,481)
Total shareholders' equity	223,178	219,936
Total liabilities and shareholders' equity	$291,548	$282,042

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Commissions	$54,804	$57,229	$44,497
Investment banking	35,014	36,569	32,800
Investment advisory and related services	71,322	41,723	29,228
Principal transactions	10,238	18,708	9,821
Interest and dividends	6,746	6,637	4,608
Other income	7,688	5,882	3,521
Total revenue	185,812	166,748	124,475

Expenses:
Employee compensation and benefits	107,371	96,258	74,465
Floor brokerage, exchange, and clearance fees	6,440	7,363	4,726
Communications and data processing	10,013	7,721	7,581
Occupancy	11,870	11,011	8,528
Interest	35	804	402
Amortization of intangible assets	349	-	-
Other general and administrative	29,621	22,687	15,327
Total expenses	165,699	145,844	111,029

Income from continuing operations before equity in income of
limited partnerships, minority interests, and income taxes	20,113	20,904	13,446
Equity in income of limited partnerships	3,840	2,222	8,482
Income from continuing operations before minority interests
and income taxes	23,953	23,126	21,928
Minority interests in net income of consolidated companies	(15,837)	(6,708)	(4,575)
Income from continuing operations before income taxes	8,116	16,418	17,353
Provision for income taxes	3,023	6,110	7,058
Income from continuing operations	5,093	10,308	10,295
Income (loss) from discontinued operations, net of tax of
$0, $(3,965), and $252, respectively	-	(6,902)	379
Net income	$5,093	$3,406	$10,674

Basic earnings (loss) per common share:
Continuing operations	$0.21	$0.50	$0.55
Discontinued operations	-	(0.33)	0.02
Net earnings	$0.21	$0.17	$0.57
Diluted earnings (loss) per common share:
Continuing operations	$0.20	$0.49	$0.53
Discontinued operations	-	(0.33)	0.02
Net earnings	$0.20	$0.16	$0.55

Weighted average common shares outstanding and committed:
Basic	24,777	20,475	18,660
Diluted	25,086	20,915	19,253

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except shares and per share amounts)

	Year Ended December 31,						Year Ended December 31,
	Amounts						Shares
	2007		2006		2005		2007	2006	2005
Common stock
Balance, beginning of year	$253		$196		$185		25,273,437	19,634,260	18,547,978
Sale of stock	-		50		-		-	5,000,000	-
Stock issued for acquisition	2		2		4		242,927	189,812	362,105
Stock issued pursuant to commitment	-		-		4		-	-	440,000
Stock issued pursuant to employee benefit plan	3		5		3		249,442	449,365	284,177
Balance, end of year	258		253		196		25,765,806	25,273,437	19,634,260
Common stock committed
Balance, beginning of year	-		-		7,819		-	-	440,000
Stock committed for acquistion	-		-		-		-	190,431	-
Stock issued pursuant to commitment	-		-		(7,819)		-	(190,431)	(440,000)
Balance, end of year	-		-		-		-	-	-
Additional paid-in capital
Balance, beginning of year	199,176		134,004		117,859
Sale of stock	-		58,391		-
Stock issued for acquisition	2,398		2,380		6,246
Stock issued pursuant to commitment	-		-		7,815
Stock issued pursuant to employee benefit plan; including tax benefit	599		2,001		103
Amortization of restricted stock grants	2,423		2,385		1,981
Collection of receivable for shares issued	-		15		-
Balance, end of year	204,596		199,176		134,004
Retained earnings
Balance, beginning of year	23,902		23,936		16,452
Cash dividends ($0.18 per share in 2007; 2006; and 2005)	(5,573)		(3,440)		(3,190)
Net income	5,093	5,093	3,406	3,406	10,674	10,674
Balance, end of year	23,422	5,093	23,902	3,406	23,936	10,674
Accumulated other comprehensive income (loss)
Balance, beginning of year	86		30		(50)
Net change in unrealized appreciation on securities available for sale	125	125	89	89	133	133
Income tax expense on change in unrealized appreciation on securities available for sale	(50)	(50)	(33)	(33)	(53)	(53)
Balance, end of year	161	75	86	56	30	80
Comprehensive income		5,168		3,462		10,754
Treasury stock
Balance, beginning of year	(3,481)		(3,481)		(3,481)		(739,411)	(739,402)	(739,402)
Acquisition of treasury stock	(1,778)		-		-		(189,874)	(9)	-
Balance, end of year	(5,259)		(3,481)		(3,481)		(929,285)	(739,411)	(739,402)
Total shareholders' equity and common shares outstanding and committed	$223,178		$219,936		$154,685		24,836,521	24,534,026	18,894,858

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
			(restated)
CASH FLOWS FROM OPERATINGACTIVITIES:
Net income	$5,093	$3,406	$10,674
Adjustments to reconcile net income to net cash provided by
operating activities:
Realized (gain) loss on securities available for sale	(1)	(12)	311
(Gain) loss on sales of assets	74	(9)	-
Depreciation and amortization	3,333	2,873	2,107
Provision for bad debts	5,308	836	248
Stock-based compensation expense	2,423	2,385	1,981
Goodwill impairment charge	-	4,456	-
Amortization of intangible assets	349	-	-
Deferred income taxes	(2,950)	596	828
Equity in income of limited partnerships	(3,840)	(2,222)	(8,482)
Minority interests in net income of consolidated companies	15,837	6,708	4,859
Unrealized and realized losses on not readily marketable
securities owned, net	3,358	2,740	974
Not readily marketable securities owned received for payment
of investment banking fees	(1,182)	(5,189)	(1,260)
Net change in:
Receivables	(20,348)	(11,775)	(441)
Deposits with clearing organizations	(11)	(11)	(5)
Marketable securities owned	16,888	(4,614)	(7,534)
Other assets and prepaid expenses	(293)	2	115
Accounts payable and accrued liabilities	2,794	3,814	910
Securities sold, not yet purchased	(4,675)	11,939	1,819
Payable to broker-dealers and clearing organizations	2,240	(2,539)	2,676
Net cash provided by operating activities	24,397	13,384	9,780
CASH FLOWS FROM INVESTINGACTIVITIES:
Capital expenditures	(7,737)	(5,669)	(3,799)
Acquisitions, net of cash acquired of $0, $0, and $421, respectively	(8,292)	(2,382)	(16,106)
Purchases of securities available for sale	-	-	(1,151)
Proceeds from sales and maturities of securities available for sale	834	520	1,022
Purchases of not readily marketable securities owned	(24,201)	(1,152)	(4,814)
Proceeds from sales of not readily marketable securities owned	6,541	1,632	5,456
Proceeds from sales of assets	40	155	-
Net cash used in investing activities	(32,815)	(6,896)	(19,392)
CASH FLOWS FROM FINANCINGACTIVITIES:
Purchases of treasury stock	(1,778)	-	-
Proceeds from sale of stock	-	58,441	-
Proceeds from shares issued pursuant to employee benefit plan	483	1,490	106
Tax benefit of stock options exercised	119	516	-
Collection of receivables for shares issued	-	15	-
Proceeds from borrowings	145	8,119	13,206
Repayment of borrowings	(500)	(18,270)	(2,500)
Investments by minority interests	80	47	41
Distributions to minority interests	(8,037)	(2,412)	(2,446)
Payments of cash dividends	(4,452)	(3,440)	(3,190)
Net cash provided by (used in) financing activities	(13,940)	44,506	5,217
Net increase (decrease) in cash and cash equivalents	(22,358)	50,994	(4,395)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	68,861	17,867	22,262
CASH AND CASH EQUIVALENTS AT END OF YEAR	$46,503	$68,861	$17,867

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Through its operating subsidiaries, SMH Capital Inc. (formerly Sanders Morris Harris Inc.) (“SMH”), Salient Capital Management, LLC (“Salient”), SMH Capital Advisors, Inc. (“Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”) and Select Sports Group, Ltd. (“SSG”), Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including asset and wealth management (including investment advice and management, financial planning, trust related services, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage services, and research). The Company serves a diverse group of institutional, corporate, and individual clients.

The Company merged with and acquired its operating subsidiaries from 1999 through 2007. The acquisitions were accounted for using the purchase method and, accordingly, results of an acquired entity are included in the Company’s consolidated financial statements from the date of acquisition. As a result, the current period results are not comparable to the prior periods.

During the third and fourth quarters of 2006, the Company closed (a) the activities of the division known as Fixed Income National, which began operations during the first quarter of 2006 and (b) Charlotte Capital, LLC (“Charlotte Capital”). Fixed Income National provided fixed income brokerage services to institutional clients. The operating results of the Fixed Income National division and Charlotte Capital are included in income (loss) from discontinued operations, net of tax, and are excluded from the segment disclosures for all periods presented.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Management's Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

Securities Owned

Marketable securities are carried at fair value based on quoted market prices. Not readily marketable securities are valued at fair value based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time. Unrealized gains or losses from marking securities owned to market value are included in revenue under the caption “Principal transactions” and in “Equity in income of limited partnerships”. Securities not readily marketable include securities (1) for which there is no market on a securities exchange or no independent publicly quoted market, (2) that cannot be publicly offered or sold unless registration is effected under the Securities Act of 1933 or other applicable securities acts, or (3) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company. Proprietary transactions and the related income/expense are recorded on the trade date. Realized gains and losses from sales of securities owned are computed using the average cost method and are also included in revenue under the caption “Principal transactions”.

Investments in not readily marketable securities, marketable securities with insufficient trading volumes, and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments. Such differences could be material to the financial statements. At December 31, 2007 and 2006, the Company’s investment portfolios included investments totaling $61.1 million and $45.4 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is reviewed for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

During the year ended December 31, 2006, the Company recognized goodwill impairment charges totaling $4.5 million related to its ownership of Charlotte Capital. During the fourth quarter of 2006, the Company made the decision to close and closed Charlotte Capital. The operating results of Charlotte Capital, including the goodwill impairment charges, are included in income (loss) from discontinued operations, net of tax, in the accompanying consolidated statements of income.

Other intangible assets consist primarily of customer relationships and trade names acquired in purchase business combinations. Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (Revised 2004). SFAS No. 123R established standards for the accounting for transactions in which an entity (1) exchanges its equity instruments for goods or services, or (2) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminated the ability to account for stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB No. 25”) and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R was effective for the Company on January 1, 2006. The Company transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, the Company applies SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchase and cancellations of existing awards before and after the adoption of this standard.

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

The provision for income taxes includes federal, state, and local income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if any, are recognized in other general and administrative expense.

Commissions

Commissions and related clearing expenses are recorded on the trade date as securities transactions occur.

Investment Banking

Investment banking revenue includes gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenue also includes fees earned from providing merger and acquisition and financial restructuring advisory services. Investment banking management fees are recorded on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is realized or realizable and earned. Other investment banking fees are recognized when the services have been performed.

Investment Advisory and Related Services

Revenue from investment advisory and related services consists primarily of portfolio and partnership management fees. Portfolio management fees are received quarterly and are recognized as earned when payments are due. Partnership management fees are received quarterly and are recognized as earned on a monthly basis.

Investments in Limited Partnerships

Investments in limited partnerships are accounted for at fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., SMH Credit Opportunity Fund, L.P. (formerly Tactical Opportunities High Yield Fund, L.P.), Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners, L.P., Concept Capital, LLC, Select Sports Group, Ltd., Endowment Advisors, L.P., SMH Private Equity Group I, L.P., SMH Private Equity Group II, L.P., Salient Enhanced Credit Fund, L.P., Salient Total Return Fund, L.P., Global Hedged Equity Fund, L.P., and SMH NuPhysicia, LLC.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, accounts payable and accrued liabilities, borrowings, and payables to broker-dealers approximate cost due to the short period of time to maturity. Securities owned, securities available for sale, and securities sold, not yet purchased are carried at their fair values.

Sale of Stock

On October 4, 2006, we completed a sale of 5,000,000 shares of common stock in an underwritten public offering, at a price to the public of $12.50 per share. Jefferies & Company, Inc. led the underwriting team, with Sandler O’Neill & Partners, L.P. as co-manager for the offering. We received net proceeds (before expenses) of $58.75 million, which were used to repay the outstanding balance of our revolving credit facility and to provide funds for general corporate purposes, including expansion of our business and working capital.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform them to the 2007 presentation. Cash flow information has been revised to reclassify the acquisitions and dispositions of not readily marketable securities owned from net cash provided by operating activities to net cash used in investing activities. The total amount thus reclassified was $480,000 and $642,000 for 2006 and 2005, respectively. Management believes that the changes in the consolidated statement of cash flows are immaterial relative to the financial statements taken as a whole. The result of this reclassification on net cash provided by 2005 operating activities is reflected in Note 2. The result of this reclassification on net cash provided by 2006 operating activities was a decrease of $480,000. The result of this reclassification on net cash used in investing activities in the 2006 and 2005 consolidated statements of cash flows is as follows:

	2006	2005
	(in thousands)

Net cash used in investing activities (as reported)	$(7,376)	$(20,034)
Impact of reclassification of acquisitions and dispositions of
not readily marketable securities	480	642
Net cash used in investing activities (as reclassified)	$(6,896)	$(19,392)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141, Business Combinations (Revised 2007). SFAS No. 141R replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. As a result of the adoption of SFAS No. 157, the Company expects to record an increase in additional paid-in capital of approximately $1.0 million on the adoption date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No.  160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for the Company on January 1, 2009. At December 31, 2007, the Company had $20.1 million in minority interests that would be reported as a component of equity under the requirements of SFAS No. 160.

2. RESTATEMENT

During 2006, the Company restated its 2005 consolidated statement of cash flows to correct an understatement of the Company’s previously reported cash balances resulting from errors in which cash in the Company’s clearing firm accounts was improperly offset against margin balances related to unsettled trades; and certain payables to broker-dealers for unsettled trades that were netted against its cash and margin balances in some of the Company’s clearing firm accounts.

The result of this restatement on the 2005 consolidated statement of cash flows is as follows:

	2005
	As Reported	As Restated
	(in thousands)

Change in receivables	$65	$(441)
Change in accounts payable and accrued liabilities	437	910
Change in payable to broker-dealers and
clearing organizations	-	2,676
Net cash provided by operating activities	7,751	9,780
Net decrease in cash and cash equivalents	(7,066)	(4,395)
Cash and cash equivalents at beginning of year	21,678	22,262
Cash and cash equivalents at end of year	14,612	17,867

The change in 2005 net cash provided by operating activities includes a reclassification of $642,000 discussed in Note 1 - Reclassifications.

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

On May 24, 2007, the Company acquired a 75% interest in Rikoon for cash consideration of $6.0 million of which $1.3 million was recorded as compensation expense. The Company agreed to purchase an additional 5% interest in February 2011 for cash consideration ranging from a minimum of $3.0 million to a maximum of $5.0 million based on the amount by which Rikoon’s average earnings before interest, taxes, depreciation, and amortization (“EBITDA”) varies from the threshold EBITDA specified in the purchase agreement. At acquisition, Rikoon, based in Santa Fe, New Mexico, managed approximately $400 million in assets. The acquisition was accounted for as a purchase and, accordingly, the financial information of Rikoon has been included in the Company’s consolidated financial statements from May 24, 2007. The consideration exceeded the fair market value of identifiable net tangible assets by $4.4 million which has been recorded as goodwill and other intangible assets.

On May 10, 2005, the Company acquired a 51% interest in Edelman, one of the leading financial planning firms in the country. The Company will acquire the remaining 49% of Edelman over four years. At acquisition, Edelman, based in Fairfax, Virginia, managed over $2.6 billion in assets. At the initial closing, SMHG bought 51% of the outstanding membership units of Edelman (“the First Tranche Units”). The Company paid $24.8 million, in a combination of cash and shares of the Company’s common stock, for the First Tranche Units, including contingent consideration (the “Earn-Out Consideration”) of $4.8 million paid in 2006.

In May 2008, the Company will purchase an additional 25% membership interest in Edelman. The Company will pay an amount to be determined based upon Edelman’s 2007 pretax income (the “Second Tranche Consideration”). The Second Tranche Consideration of $44.4 million will be paid in a combination of cash and the Company’s common stock.

In May 2009, the Company will purchase all of the remaining issued and outstanding membership interests of Edelman. The Company will pay an amount to be determined based upon Edelman’s 2008 pretax income (the “Third Tranche Consideration”). The Third Tranche Consideration will also be paid in a combination of cash and the Company’s common stock.

On April 15, 2005, the Company acquired a 50% interest in an investment advisory business of two financial advisors who are based in Colorado Springs, Colorado and the business operates as SMH Colorado. As the Company may exercise control to a degree greater than its voting interests, the acquisition was accounted for as a purchase and, accordingly, the financial information of SMH Colorado has been included in the Company’s consolidated financial statements from April 15, 2005. The consideration of $2.5 million, consisting of a combination of cash and shares of the Company’s common stock, exceeded the fair market value of identifiable net tangible assets by $2.5 million, which has been recorded as goodwill and other intangible assets.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table sets forth pertinent information regarding the allowance for doubtful accounts (in thousands):

Balance at December 31, 2004	$476
Additions charged to cost and expenses	248
Charge off of receivables	(212)
Balance at December 31, 2005	512
Additions charged to cost and expenses	836
Charge off of receivables	(1,121)
Balance at December 31, 2006	227
Additions charged to cost and expenses	5,308
Charge off of receivables	(3,205)
Balance at December 31, 2007	$2,330

5. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2007 and 2006 were as follows:

	December 31,
	2007		2006
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)
Marketable:
U.S. government and agency	$-	$-	$260	$15
Corporate stocks and options	23,799	15,432	36,843	20,051
Corporate bonds	-	-	-	41
	23,799	15,432	37,103	20,107
Not readily marketable:
Limited partnerships	53,012	-	36,095	-
Warrants	5,649	-	8,795	-
Equities and options	2,438	-	469	-
	61,099	-	45,359	-
	$84,898	$15,432	$82,462	$20,107

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company. Not readily marketable securities consist of investments in limited partnerships, equities, options, and warrants. The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., SMH Credit Opportunity Fund, L.P. (formerly Tactical Opportunities High Yield Fund, L.P.), Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners, L.P., Concept Capital, LLC, Select Sports Group, Ltd., Endowment Advisors, L.P., SMH Private Equity Group I, L.P., SMH Private Equity Group II, L.P., Salient Enhanced Credit Fund, L.P., Salient Total Return Fund, L.P., Global Hedged Equity Fund, L.P., and SMH NuPhysicia, LLC.

A summary of the results of operations and partners’ capital of the limited partnerships is as follows for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net investment income	$30,751	$9,853	$6,534
Unrealized gain (loss) on investments	(6,803)	(6,156)	19,900
Realized gain on investments	28,308	17,784	25,285
Increase in partners' capital resulting from operations	$52,256	$21,481	$51,719
Total assets	$612,868	$369,834	$316,465
Total liabilities	(60,764)	(26,856)	(23,499)
Partners' capital	$552,104	$342,978	$292,966

6. SECURITIES AVAILABLE FOR SALE

Securities available for sale at December 31, 2007 and 2006 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
At December 31, 2007:
U.S. government and agency obligations	$133	$3	$-	$136
Marketable equity securities	359	264	-	623
Total	$492	$267	$-	$759

At December 31, 2006:
U.S. government and agency obligations	$717	$4	$(5)	$716
Corporate bond	250	-	(1)	249
Marketable equity securities	359	143	-	502
Total	$1,326	$147	$(6)	$1,467

The contractual maturities of debt securities available for sale at December 31, 2007 were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Over 25 years	$133	$136

The Company’s available for sale portfolio is comprised of U.S. government agency obligations and large cap equity securities. No securities available for sale had unrealized losses as of December 31, 2007. Two U.S. government agency obligations and one corporate bond had unrealized losses as of December 31, 2006. All had been in continuous unrealized loss positions for more than 12 months.

Securities available for sale in an unrealized loss position at December 31, 2006 were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
At December 31, 2006:
U.S. government and agency
obligations	$-	$-	$495	$(5)	$495	$(5)
Corporate bond	-	-	249	(1)	249	(1)
Total temporarily impaired securities	$-	$-	$744	$(6)	$744	$(6)

Management evaluates securities available for sale to determine if a decline in value is other than temporary. Such evaluation considers the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. No securities available for sale had unrealized losses as of December 31, 2007. However, a write-down accounted for as a realized loss may be necessary in the future.

Gross realized gains on sales of securities available for sale were $1,000, $15,000, and $21,000 for the years ended December 31, 2007, 2006, and 2005, respectively. No realized losses on securities available for sale were recorded for the year ended December 31, 2007. Gross realized losses on sales of securities available for sale were $3,000 and $332,000 for the years ended December 31, 2006, and 2005, respectively. Such gains and losses are included in revenue under the caption “Principal transactions”.

7. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS

Receivables from broker-dealers and clearing organizations at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(in thousands)
Receivables from broker-dealers and clearing organizations	$232	$505

8. DEPOSITS WITH CLEARING ORGANIZATIONS

Under its clearing agreements, SMH is required to maintain a certain level of cash or securities on deposit with clearing organizations. Should the clearing organizations suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing organizations. The Company had $1.1 million on deposit as of December 31, 2007 and 2006 with clearing organizations to meet this requirement.

9. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Furniture, equipment, and leasehold improvements at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(in thousands)

Furniture and fixtures	$4,875	$3,904
Equipment	8,911	8,200
Leasehold improvements	14,508	10,072
Accumulated depreciation and amortization	(11,681)	(9,853)
Furniture, equipment, and leasehold improvements, net	$16,613	$12,323

10. BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. In May 2006, this credit agreement was amended to increase the revolving credit facility to $18.0 million. The line of credit expires in May 2008, unless extended. Borrowings under the line of credit bear interest at LIBOR plus 150 basis points. Interest is payable quarterly on this line of credit. The credit facility is secured by a pledge of ownership interests in two of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt-to-EBITDA and liquidity to funded debt ratios, as well as minimum assets under management. At December 31, 2007, the Company was in compliance with all covenants. The line of credit has a commitment fee of 1/8% per annum. There was no outstanding balance on the line of credit at December 31, 2007. The amount of available borrowings under the line of credit, which is reduced by letters of credit issued by the Company, was $16.3 million at December 31, 2007.

During December 2005, Salient entered into a $2.5 million revolving credit facility with a bank. The line of credit expires in April 2008. Borrowings under the line of credit bear interest at LIBOR plus 165 basis points. The interest rate of Salient’s borrowings ranged from 6.45% to 7.15% during 2007 and was 6.51% at December 31, 2007. Interest is payable quarterly on this line of credit. The credit facility is unsecured and not subject to financial covenants; however, payment is guaranteed by SMHG and the principals of Salient. The outstanding balance on the line of credit was $200,000 at December 31, 2007.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(in thousands)

Accounts payable	$5,591	$5,320
Compensation	18,000	17,971
Other	5,932	2,259
Total accounts payable and accrued liabilities	$29,523	$25,550

12. INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2007, 2006, and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
From continuing operations:
Current	$5,973	$5,275	$6,230
Deferred	(2,950)	835	828
Income tax provision from continuing operations	3,023	6,110	7,058
From discontinued operations	-	(3,965)	252
Income tax provision	$3,023	$2,145	$7,310

The difference between the effective tax rate reflected in the income tax provision from continuing operations and the statutory federal rate is analyzed as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Expected federal tax at statutory rate of 34% for 2007,
34% for 2006, and 35% for 2005	$2,759	$5,582	$6,074
State and other income taxes	264	528	984
Total	$3,023	$6,110	$7,058

The effective tax rates from continuing operations for the years ended December 31, 2007, 2006, and 2005 were 37.2%, 37.2%, and 40.7%, respectively.

The components of the deferred income tax assets and liabilities were as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred income tax assets:
Accumulated depreciation	$1,321	$830
Accrued liabilities	-	133
Allowance for doubtful accounts	869	85
Partnership income	233	-
Deferred compensation	830	1,288
Restricted stock compensation	196	96
SFAS No. 123R expense	95	97
Total deferred tax assets	3,544	2,529
Deferred income tax liabilities:
Accrued liabilities	(142)	-
Partnership loss	-	(183)
Unrealized gains on securities available for sale	(100)	(53)
Prepaid expenses	(229)	(370)
Imputed interest expense	(183)	(183)
Stock option expense	-	(553)
Goodwill and other intangible amortization	(734)	(819)
Unrealized gain on securities owned	(2,293)	(3,403)
Other	-	(2)
Total deferred tax liabilities	(3,681)	(5,566)
Net deferred tax liability	$(137)	$(3,037)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The current tax receivable at December 31, 2007 and 2006 was $1.6 million and $2.0 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examination by the taxing authorities for years before 2004. The Company files in several state tax jurisdictions. The Company is no longer subject to state income tax examination by the taxing authorities for years before 2004.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of FIN No. 48 were effective for the Company on January 1, 2007. The adoption of FIN No. 48 did not have a significant impact on the Company’s consolidated financial statements.

13. ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

Substantially all employees are eligible to participate in the Sanders Morris Harris Group Inc. 401(k) defined contribution plan. The Company made no contributions to this plan in 2007, 2006, and 2005.

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

Through December 31, 2005, the Company accounted for stock-based compensation using the intrinsic value method in accordance with APB No. 25. The following table illustrates the effect on net income for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148 (in thousands, except per share amounts):

2005

Net income	$10,674
Deduct total stock-based compensation expense
determined under the fair value based
method for all awards, net of related tax effects	(139)
Pro forma net income	$10,535

Earnings per share:
Basic-as reported	$0.57
Basic-pro forma	$0.56

Diluted-as reported	$0.55
Diluted-pro forma	$0.55

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

During the years ended December 31, 2007, 2006, and 2005, 55,200, 153,686, and 143,757 options were exercised for which the Company received proceeds of $257,000, $792,000, and $752,000, respectively, and the tax benefit realized from stock option exercises was $119,000, $516,000, and $0, respectively. The Company recognized pretax compensation cost of $144,000, or $88,000 net of tax, for the year ended December 31, 2007 and $261,000, or $159,000 net of tax, for the year ended December 31, 2006. The portion of stock-based compensation expense related to stock options that was unrecognized at December 31, 2007 was $195,000 and is expected to be recognized over a weighted average period of 1.41 years.

The following table sets forth information regarding the Company’s stock options for each of the three years in the period ended December 31, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Life	Value
			(in years)	(in thousands)
Outstanding at December 31, 2004	1,036,528	$6.03
Granted	22,500	17.03
Exercised	(143,757)	5.23		$1,648
Oustanding at December 31, 2005	915,271	6.42
Granted	150,000	15.19
Exercised	(153,686)	5.15		1,483
Oustanding at December 31, 2006	911,585	8.08
Granted	-	-
Exercised	(55,200)	4.66		340
Oustanding at December 31, 2007	856,385	8.30	4.22	1,670

Options exercisable at December 31, 2007	778,885	7.61	3.81	2,057

Options available for grant at December 31, 2007	2,206,383

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2007	Wgtd. Avg. Remaining Contr. Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/2007	Wgtd. Avg. Exercise Price
$4.44-$6.04	526,385	2.30	$4.85	526,385	$4.86
$7.91-$9.15	25,000	5.12	8.16	25,000	8.16
$12.02-$17.20	305,000	7.46	14.27	227,500	13.93
$4.44-$17.20	856,385	4.22	8.30	778,885	7.61

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model. There were no stock options granted during 2007. During 2006 and 2005, stock options were granted with the following weighted-average assumptions:

	2006	2005
Expected life in years	5.00	10.00
Interest rate	5.02%	4.14%
Volatility	19.33%	24.64%
Dividend yield	1.24%	1.10%
Weighted average fair value of options
Granted during the period	$3.65	$5.98

Restricted Stock

The 1998 Incentive Plan permits the Company to grant restricted common stock to its employees. Additionally, eligible employees and consultants are allowed to purchase, in lieu of salary, commission, or bonus, shares of the Company’s restricted common stock at a price equal to 66.66% of the 20-day average of the closing sales price of the Company’s common stock, ending on the day prior to the date the shares are issued. All shares are valued at the closing price on the date the shares are issued. The value of restricted shares granted, less consideration paid, if any, is amortized to compensation expense over a one to five-year vesting period.

Employees deferred compensation of $225,000, $698,000, and $495,000 during the years ended December 31, 2007, 2006, and 2005, respectively, that was used to purchase restricted common stock. The Company recognized pretax compensation expense of $2.3 million, $2.4 million, and $2.0 million, or $1.4 million, $1.5 million, and $1.2 million net of tax, during the years ended December 31, 2007, 2006, and 2005, respectively, related to its restricted common stock plan.

The following table summarizes certain information related to restricted common stock grants at December 31, 2007:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2007	523,302	$14.46

Nonvested at December 31, 2007	526,741	$13.39

For the year ended December 31, 2007:

Granted	211,885	$10.85

Vested	190,903	$13.55

Forfeited	17,543	$12.87

At December 31, 2007, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock totaled $4.4 million and is expected to be recognized over the next 4.92 years. The fair value of restricted stock vested during the years ended December 31, 2007, 2006, and 2005 was $2.2 million, $2.2 million, and $3.7 million, respectively.

14. PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.10 per share. Shares of preferred stock may be issued from time to time by the board of directors, without action by the shareholders, in one or more series with such designations, preferences, special rights, qualifications, limitations, and restrictions as may be designated by the board of directors prior to the issuance of such series. No shares of preferred stock have been issued as of December 31, 2007.

15. TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock. Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices. Such repurchases are accounted for using the cost method. The Company repurchased 189,874 shares of its common stock during the year ended December 31, 2007 related to this program. No shares of common stock were reacquired during the year ended December 31, 2006.

16. EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)

Income from continuing operations	$5,093	$10,308	$10,295
Income (loss) from discontinued operations, net of tax	-	(6,902)	379
Net income	$5,093	$3,406	$10,674

Basic earning (loss) per common share:
Continuing operations	$0.21	$0.50	$0.55
Discontinued operations	-	(0.33)	0.02
Net earnings	$0.21	$0.17	$0.57

Diluted earnings (loss) per common share:
Continuing operations	$0.20	$0.49	$0.53
Discontinued operations	-	(0.33)	0.02
Net earnings	$0.20	$0.16	$0.55

Weighted average number of common shares outstanding:
Basic	24,777	20,475	18,660
Incremental common shares issuable under stock
option plan, net	309	440	593
Diluted	25,086	20,915	19,253

Outstanding stock options of 305,000, 172,500, and 22,500 at December 31, 2007, 2006, and 2005, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the years presented.

17. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and other intangible assets for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31, 2007
			Amortizable Intangible Assets:			Total
	Goodwill	Trade Names	Covenants Not To Compete	Customer Relationships	Subtotal	Other Intangible Assets
	(in thousands)
Balance, beginning of year	$83,810	$-	$-	$963	$963	$963
Acquisition of Rikoon	-	1,759	295	2,384	2,679	4,438
Acquisition of Dickenson	4,651	487	289	599	888	1,375
Amortization	-	-	(57)	(292)	(349)	(349)
Balance, end of year	$88,461	$2,246	$527	$3,654	$4,181	$6,427

	Year Ended December 31, 2006
			Amortizable Intangible Assets:			Total
	Goodwill	Trade Names	Covenants Not To Compete	Customer Relationships	Subtotal	Other Intangible Assets
	(in thousands)
Balance, beginning of year	$83,435	$-	$-	$963	$963	$963
Edelman Earn-Out Consideration	4,831	-	-	-	-	-
Charlotte impairment charges	(4,456)	-	-	-	-	-
Balance, end of year	$83,810	$-	$-	$963	$963	$963

As of December 31, 2007, the remaining weighted-average amortization period is 4.69 years for covenants not to compete and 12.13 years for customer relationships included in the table above.

The following table shows estimated future amortization expense related to these intangible assets (in thousands):

2008	$484
2009	447
2010	339
2011	339
2012	339
Thereafter	2,233

18. COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $630,000, $250,000, $235,000, $230,000, $199,000, $144,000, and $92,000 to the owners of seven of the offices that we lease to secure payment of our lease obligations for those facilities. The Company has issued a letter of credit in the amount of $100,000 to secure the payment of the deductible portion of the Company’s workers compensation insurance policy.

As discussed in Note 3 – Acquisitions, in May 2008 the Company will purchase an additional 25% membership interest in Edelman for $44.4 million payable in a combination of cash and the Company’s common stock.

In December 2006, Ric Edelman organized a new entity, Edelman Financial Advisors, LLC (“EFA”) to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area. The Company owns a 10% membership interest in EFA. We committed to initially loan EFA up to $10 million to cover its start-up expenses for 2007 and an additional $10 million, if necessary, commencing December 1, 2007. The loans to EFA are payable on May 12, 2009. Mr. Edelman has guaranteed repayment of the EFA obligation to the extent of funds that will be owed to him by the Company in connection with the purchase of Edelman. The outstanding balance of the Company’s loan to EFA was $8.0 million at December 31, 2007. There was no balance outstanding on this loan at December 31, 2006. EFA has entered into an agreement with Radio Networks, LLC, an affiliate of ABC, Inc. and The Walt Disney Company, to nationally syndicate Mr. Edelman’s weekly radio program. The program is being syndicated into sixteen additional markets, including Atlanta, Baltimore, Chicago, Columbus, Dallas, Detroit, Houston, Indianapolis, Los Angeles, Miami, New York City, Orlando, Phoenix, Portland, Oregon, San Diego, and San Francisco.

Pursuant to the terms of (a) the Contribution Agreement dated as of April 28, 2003, among the Company and the other owners of Salient (the “Salient Partners”), pursuant to which Salient was formed, and (b) the Contribution and Option Agreement dated as of April 28, 2003, among the Company, the Salient Partners, and MWY Consulting, LLC, pursuant to which the Company acquired an interest in Endowment Advisers GP, L.P. (“EA GP”) and Endowment Advisers, L.P. (“EA LP”), subsequent to May 1, 2008, the Company and the Salient Partners have the right, at any time, exercisable by written notice to the other party to buy each other’s ownership interests in Salient, EA GP, and EA LP. Under the procedure established by the agreements, following the giving of notice of an offer, the parties have 30 days to arrive at a mutually agreeable price. If the parties cannot agree on a price within such 30-day period, the price based on the fair market value of Salient, EA GP, and EA LP, will be determined by independent appraisers selected by the parties. Following determination of the price, the Salient Partners have the first right exercisable within ten days following the price determination to exercise their right to buy the Company’s interest in Salient, EA GP, and EA LP from the Company. The purchase price is payable 50% in cash and the balance in the form of a promissory note maturing three years following its date of issuance and bearing interest at the prime rate. If the Salient Partners do not exercise their right to purchase the Company’s interest in Salient, EA GP, and EA LP, the Company has the right to purchase the Salient Partners’ interests in such entities. If the Company exercises its right to purchase Salient Partner’s interest, certain principals of Salient are obligated to enter into employment agreements with the Company with a minimum term of two-years (which shall contain a coterminous non-compete provision) with compensation and upon terms mutually acceptable to the parties (but in no event with compensation less than that which is being received by a principal at such time). If following commencement of the process neither party exercises its right to purchase the other parties’ interest, the ownership would remain the same with the purchase right exercisable again at a future date by either party.

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

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at December 31, 2007.

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

The Financial Industry Regulatory Authority (formerly the NASD) (“FINRA”) initially conducted an inspection of our Concept Capital prime brokerage and private investment or hedge fund support operations based in our New York office in November 2004.  Subsequent to such inspection, FINRA opened an investigation with respect to our prime brokerage and related hedge fund operations. In August 2006, SMH received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against SMH and four of its employees based on alleged violations of certain conduct rules of FINRA.  On October 17, 2007, SMH executed an Acceptance, Waiver and Consent (“AWC”) to resolve all matters with respect to the disciplinary action, which was accepted by FINRA on January 9, 2008.  Pursuant to the AWC, SMH agreed to pay a fine of $450,000 which was included in accounts payable and accrued liabilities at December 31, 2007.

In May 2005, SMH acted as placement agent for a private placement of $50.0 million in convertible preferred stock of Ronco Corporation, a leading company in direct response marketing. Subsequent to the offering, Ronco experienced financial difficulties and ultimately filed a voluntary petition under Chapter 11 of the Bankruptcy Code on June 14, 2007.  The bankruptcy court approved the sale of substantially all of Ronco’s assets in August 2007, and the case has been converted to liquidation under Chapter 7. It is unlikely that there will be any distribution to its unsecured creditors or equity security holders.  SMH has written off a $3.0 million subordinated working capital loan that it made to Ronco in 2006.  SMH is a defendant in two proceedings related to Ronco, one of which is material and discussed below.

On May 23, 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH, US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC, Case No. 07-04837, in the 193rd Judicial District Court, Dallas County, Texas, alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with the plaintiffs’ purchase of $2.0 million in Ronco convertible preferred stock. SMH has filed an answer and special exceptions. SMH believes it has valid defenses to all claims made by the plaintiffs. However, there is no assurance that the Company will successfully defend such claims.

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

Total rental expense for operating leases was $6.5 million, $6.4 million, and $5.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. Rent expense on operating leases is recognized on a straight line basis over the life of the respective leases. The Company and its subsidiaries have obligations under operating leases that expire by 2018 with initial noncancelable terms in excess of one year. Aggregate annual rentals for office space and computer and office equipment are as follows (in thousands):

2008	$7,946
2009	8,211
2010	8,239
2011	8,113
2012	7,237
Thereafter	11,838
Total minimum rental payments	$51,584

19. CONCENTRATIONS OF RISK

Financial investments that potentially subject the Company to concentrations of credit risk primarily consist of securities available for sale, securities owned, and all receivables. The Company’s securities portfolio has a concentration in companies in the energy and life sciences sectors. Risks and uncertainties associated with financial investments include credit exposure, interest rate volatility, regulatory changes, and changes in market values of equity securities. Future changes in market trends and conditions may occur that could cause actual results to differ materially from the estimates used in preparing the accompanying consolidated financial statements.

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

20. NET CAPITAL REQUIREMENTS OF SUBSIDIARIES

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2007, SMH had net capital, as defined, of $19.7 million, which was $18.7 million in excess of its required net capital of $948,000. At December 31, 2007, Salient Trust’s net capital was in excess of the minimum capital of $1.5 million required by the Texas Department of Banking.

21. BUSINESS SEGMENT INFORMATION

SMHG has two operating segments, Asset/Wealth Management and Capital Markets, and one non-operating, segment Corporate Support. The business segments are based upon factors such as the services provided and distribution channels served. Certain services are provided to customers through more than one of our business segments.

The Asset/Wealth Management segment provides investment advisory, wealth and investment management, financial planning, and trust services to institutional and individual clients. It earns an advisory fee based on such factors as the amount of assets under management and the type of services provided. The Asset/Wealth Management segment may also earn commission revenue from the sale of equity, fixed income, mutual fund, and annuity products; and sales credits from the distribution of investment banking issues. In addition, performance fees may be earned for exceeding performance benchmarks for the investment portfolios in the limited partnerships that we manage. The Asset/Wealth Management segment also earns revenue from net interest on customers’ margin loan and credit account balances and sales credits from the distribution of investment banking products.

The Capital Markets segment generally provides corporate financing services to its institutional client base. These services are provided through three divisions: (i) investment banking, (ii) institutional brokerage, and (iii) prime brokerage services.

•
The Investment Banking division provides corporate securities underwriting, private financings, and financial advisory services. The Company participates in corporate securities distributions as a manager, co-manager, or member of an underwriting syndicate or of a selling group in public offerings managed by other underwriters. Fees earned for our role as an advisor, manager, or underwriter are included in the investment banking business. Sales credits associated with the distribution of investment banking products are reported in the Institutional Brokerage segment or the Asset/Wealth Management segment depending on the relevant distribution channel.

•
The Institutional Brokerage division distributes equity and fixed income products through its distribution network to its institutional clients. Institutional revenue consists of commissions and principal credits earned on transactions in customer brokerage accounts, net interest on customers’ margin loan and credit account balances, and sales credits from the distribution of investment banking products.

•
The Prime Brokerage Services division provides trade execution, clearing, custody, and other back-office services to hedge funds and other professional traders. Prime broker revenue consists of commissions and principal credits earned on equity and fixed income transactions, interest income from securities lending services to customers, and net interest on customers’ margin loan and credit account balances.

The Corporate Support segment includes realized and unrealized gains and losses on the Company’s investment portfolios, and interest and dividends earned on our cash and securities positions. Unallocated corporate revenue and expenses are included in Corporate Support. Gains and losses from sports representation and management services performed by SSG are included in Corporate Support.

The following summarizes certain financial information of each reportable business segment for the years ended December 31, 2007, 2006, and 2005. SMHG does not analyze asset information in all business segments.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenue:
Asset/Wealth Management	$107,252	$80,452	$55,307
Capital Markets:
Investment banking	23,609	25,239	18,509
Institutional brokerage	15,519	21,349	26,501
Prime brokerage services	36,583	34,788	19,613
Capital Markets Total	75,711	81,376	64,623
Corporate Support	2,849	4,920	4,545
Total	$185,812	$166,748	$124,475

Income (loss) from continuing operations before equity in income (loss) of limited partnerships, minority interests, and income taxes:
Asset/Wealth Management	$32,191	$18,052	$10,505
Capital Markets:
Investment banking	4,273	7,728	6,502
Institutional brokerage	1,232	2,819	3,552
Prime brokerage services	2,750	2,595	1,955
Capital Markets Total	8,255	13,142	12,009
Corporate Support	(20,333)	(10,290)	(9,068)
Total	$20,113	$20,904	$13,446

Equity in income (loss) of limited partnerships:
Asset/Wealth Management	$8,479	$1,494	$7,192
Capital Markets:
Investment banking	-	-	-
Institutional brokerage	-	-	-
Prime brokerage services	-	-	-
Capital Markets Total	-	-	-
Corporate Support	(4,639)	728	1,290
Total	$3,840	$2,222	$8,482

Minority interests in net income of consolidated companies:
Asset/Wealth Management	$(15,837)	$(6,708)	$(4,575)
Capital Markets:
Investment banking	-	-	-
Institutional brokerage	-	-	-
Prime brokerage services	-	-	-
Capital Markets Total	-	-	-
Corporate Support	-	-	-
Total	$(15,837)	$(6,708)	$(4,575)

Income (loss) from continuing operations before income taxes:
Asset/Wealth Management	$24,833	$12,838	$13,122
Capital Markets:
Investment banking	4,273	7,728	6,502
Institutional brokerage	1,232	2,819	3,552
Prime brokerage services	2,750	2,595	1,955
Capital Markets Total	8,255	13,142	12,009
Corporate Support	(24,972)	(9,562)	(7,778)
Total	$8,116	$16,418	$17,353

22. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash paid for income taxes, net	$5,742	$1,072	$5,603
Cash paid for interest	23	842	280
Non-cash investing activities:
Acquisitions:
Fixed assets, net	-	-	338
Other assets	-	-	250
Goodwill	46,767	2,449	22,676
Accounts payable and accrued liabilities	-	(67)	(811)
Minority interests	-	-	(97)
Common stock	(2,400)	(2,382)	(6,250)
Non-cash financing activities:
Dividends declared not yet paid	1,121	-	-

23. RELATED PARTY TRANSACTIONS

The Company had receivables from related parties totaling $14.7 million and $6.2 million at December 31, 2007 and 2006, respectively, primarily consisting of $8.0 million notes receivable from EFA at December 31, 2007 and $2.7 million and $3.5 million at December 31, 2007 and 2006, respectively, of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company. The notes receivable from employees and consultants typically are forgiven over a one to five-year period and have tiered maturities from 2008 through 2012.

SMH earned fees of $3.4 million, $2.4 million, and $1.6 million in 2007, 2006, and 2005, respectively, through the sale of annuity products from HWG Insurance Agency, Inc. (“HWG”). The sole shareholder of HWG is an employee of SMH.

In December 2006, Ric Edelman organized a new entity, EFA, to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area. The Company owns a 10% membership interest in EFA. We committed to initially loan EFA up to $10 million to cover its start-up expenses for 2007 and an additional $10 million, if necessary, commencing December 1, 2007. The loans to EFA are payable on May 12, 2009. Mr. Edelman has guaranteed repayment of the EFA obligation to the extent of funds that will be owed to him by the Company in connection with the purchase of Edelman. The outstanding balance of the Company’s loan to EFA was $8.0 million at December 31, 2007. There was no balance outstanding on this loan at December 31, 2006. EFA has entered into an agreement with Radio Networks, LLC, an affiliate of ABC, Inc. and The Walt Disney Company, to nationally syndicate Mr. Edelman’s weekly radio program. The program is being syndicated into sixteen additional markets, including Atlanta, Baltimore, Chicago, Columbus, Dallas, Detroit, Houston, Indianapolis, Los Angeles, Miami, New York City, Orlando, Phoenix, Portland, Oregon, San Diego, and San Francisco.

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

On March 1, 2006, Salient Partners sold a 4.0% ownership interest in the advisor to The Endowment Fund to six employees of Salient for cash consideration of $593,000.

During 2001, the Company formed PTC - Houston Management, L.P. (“PTC”) to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston. A former advisory director of SMHG and his family are the principal owners of an entity that is a 50% owner of PTC. Net operating income recognized by PTC totaled $248,000, $593,000, and $216,000 in 2007, 2006, and 2005, respectively, of which $118,000, $297,000, and $108,000, respectively, was attributable to the Company and $124,000, $297,000, and $108,000, respectively, was attributable to the advisory director-owned entity. During 2007, the Company granted a 5% ownership interest in PTC to an employee who serves as a manager of PTC. The Company owned 50% of PTC through September 30, 2007 and 45% of PTC thereafter.

24.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Three Months Ended,
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands, except per share amounts)
Total revenue	$45,483	$46,197	$46,150	$47,982

Net income (loss)	$2,741	$1,105	$1,843	$(596)

Basic earnings (loss) per common share	$0.11	$0.04	$0.07	$(0.02)

Diluted earnings (loss) per common share	$0.11	$0.04	$0.07	$(0.02)

Weighted average common shares oustanding and committed - basic	24,611	24,731	24,801	24,959

Weighted average common shares outstanding and committed - diluted	24,939	25,075	25,095	25,224

	Three Months Ended,
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except per share amounts)
Total revenue	$42,003	$42,440	$41,260	$41,045

Income from continuing operations	$3,459	$2,494	$787	$3,568
Loss from discontinued operations, net of tax	(699)	(4,196)	(1,085)	(922)
Net income (loss)	$2,760	$(1,702)	$(298)	$2,646

Basic earnings (loss) per common share:
Continuing operations	$0.18	$0.13	$0.04	$0.15
Discontinued operations	(0.03)	(0.22)	(0.06)	(0.04)
Net earnings (loss)	$0.15	$(0.09)	$(0.02)	$0.11

Diluted earnings (loss) per common share:
Continuing operations	$0.18	$0.13	$0.04	$0.14
Discontinued operations	(0.04)	(0.22)	(0.05)	(0.03)
Net earnings (loss)	$0.14	$(0.09)	$(0.01)	$0.11

Weighted average common shares oustanding and committed - basic	18,989	19,119	19,561	24,373

Weighted average common shares outstanding and committed - diluted	19,482	19,581	19,994	24,743

25. DISCONTINUED OPERATIONS

During the third quarter of 2006, the Company made the decision to close and closed the activities in the division known as Fixed Income National, which began operations during the first quarter of 2006. This decision was made due to the division’s inability to achieve sufficient revenue to offset is costs, many of which were in the form of guaranteed salaries and bonuses. In conjunction with the discontinuance of the Fixed Income National division, during the year ended December 31, 2006, the Company recorded a loss of $3.8 million, net of tax, for operating losses and for costs related to the exit of the business including compensation commitments, abandoned leases, and other expenses.

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

A summary of selected financial information of discontinued operations is as follows for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
	(in thousands)
Operating activities:
Revenue	$3,034	$2,817
Expenses	9,304	1,902
Goodwill impairment charge	4,456	-
Income (loss) from discontinued operations before minority interests and income taxes	(10,726)	915
Minority interests in net (income) loss of consolidated companies	203	(284)
Income (loss) from discontinued operations before income taxes	(10,523)	631
Provision (benefit) for income taxes	(3,839)	252
Net income (loss) from operations, net of tax	(6,684)	379
Costs related to exit of business, net of tax	(218)	-
Income (loss) from discontinued operations	$(6,902)	$379

Major classes of assets and liabilities of the Fixed Income National division and Charlotte Capital accounted for as discontinued operations in the accompanying consolidated balance sheets at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(in thousands)
Receivables	$-	$74
Other assets	-	8
Total assets of discontinued operations	$-	$82
Accounts payable and accrued liabilities	$65	$438
Total liabilities of discontinued operations	$65	$438
Minority interest	$676	$676

26. SUBSEQUENT EVENTS

On February 19, 2008, the Company’s board of directors declared a cash dividend for the first quarter of 2008 in the amount of $0.045 per share of common stock. The cash dividend will be payable on April 16, 2008, to holders of record as of the close of business on April 2, 2008.

On February 29, 2008, the Company completed the acquisition of a 50.1% interest in Leonetti & Associates, Inc., a wealth management firm based in Buffalo Grove, Illinois with approximately $400 million in assets under management, for $5.75 million payable in a combination of cash and shares of the Company’s common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

Item 9A. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act), as of December 31, 2007, the end of the fiscal period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sanders Morris Harris Group Inc.:

We have audited that Sanders Morris Harris Group Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sanders Morris Harris Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
Houston, Texas March 13, 2008

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

We have adopted a Business Ethics Policy or code of ethics for our employees, which applies to our principal executive officer, principal financial officer, and principal accounting officer, pursuant to section 406 of the Sarbanes-Oxley Act. A copy of our Business Ethics Policy is publicly available on our internet website at www.smhgroup.com. The information contained on our internet website is not incorporated by reference into this Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2008.

SANDERS MORRIS HARRIS GROUP INC.

By: /s/ BEN T. MORRIS
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March 2008.

Signature	Title

/s/ BEN T. MORRIS	Chief Executive Officer and Director
Ben T. Morris	(Principal Executive Officer)

/s/ ROBERT E. GARRISON II	President
Robert E. Garrison II

/s/ GEORGE L. BALL	Chairman of the Board
George L. Ball

/s/ DON A. SANDERS	Vice Chairman
Don A. Sanders

/s/ RICHARD E. BEAN	Director
Richard E. Bean

/s/ CHARLES W. DUNCAN, III	Director
Charles W. Duncan, III

/s/ SCOTT MCCLELLAND	Director
Scott McClelland

/s/ ALBERT W. NIEMI, JR., PH.D.	Director
Albert W. Niemi, Jr., Ph.D.

/s/ NOLAN RYAN	Director
Nolan Ryan

/s/ W. BLAIR WALTRIP	Director
W. Blair Waltrip

/s/ RICK BERRY	Chief Financial Officer
Rick Berry	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Articles of Incorporation of the Company, as amended (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-30066), and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 000-30066), and incorporated herein by reference).

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

*10.06	Eleventh Amendment to Lease Agreement dated as of December 21, 2006, between Texas Tower Limited and Sanders Morris Harris Inc.

10.07
Credit Agreement dated as of May 9, 2005, between Sanders Morris Harris Group Inc. and JPMorgan Chase Bank, National Association (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-30066), and incorporated herein by reference).

10.08
Agreement and Fourth Amendment to Credit Agreement dated as of May 7, 2007, among Sanders Morris Harris Group Inc. and JPMorgan Chase Bank, National Association (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-30066), and incorporated herein by reference).

10.09
Reorganization and Purchase Agreement dated as of May 10, 2005, among Sanders Morris Harris Group Inc., The Edelman Financial Center, Inc., The Edelman Financial Center, LLC, and Fredric M. Edelman (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 10, 2005 (File No. 000-30066), and incorporated herein by reference).

*10.10
Contribution Agreement dated as of April 28, 2003, by and between Salient Partners, L.P., a Texas limited partnership, Salient Advisors, L.P., a Texas limited partnership, Salient Capital, L.P., a Texas limited partnership, Salient Partners GP, LLC, a Texas limited liability company, John A. Blaisdell, Andrew B. Linbeck, J. Matthew Newtown, Jeremy L. Radcliffe, A. Haag Sherman, and Adam L. Thomas, and Sanders Morris Harris Group, Inc.

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