Form 10-Q
period 2008-03-31
SANDERS MORRIS HARRIS GROUP INC
filed 2008-05-12
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of May 8, 2008, the registrant had 25,270,809 outstanding shares of common stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
(in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$27,125	$46,503
Receivables, net of allowance of $2,721 and $2,330, respectively
Broker-dealers and clearing organizations	266	232
Customers	24,942	25,147
Related parties	18,773	14,676
Other	2,870	4,408
Deposits with clearing organizations	1,095	1,095
Securities owned	75,800	84,898
Securities available for sale	667	759
Furniture, equipment, and leasehold improvements, net	18,893	16,613
Deferred tax asset, net	34	-
Other assets and prepaid expenses	2,194	2,329
Goodwill, net	94,385	88,461
Other intangible assets, net	6,297	6,427
Total assets	$273,341	$291,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$19,475	$29,523
Borrowings	450	200
Deferred tax liability, net	-	137
Securities sold, not yet purchased	12,721	15,432
Payable to broker-dealers and clearing organizations	766	2,973
Total liabilities	33,412	48,265

Commitments and contingencies

Minority interests	17,256	20,105

Shareholders' equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 26,291,494 and 25,765,806 shares issued, respectively	263	258
Additional paid-in capital	207,634	204,596
Retained earnings	21,072	23,422
Accumulated other comprehensive income	125	161
Treasury stock, at cost, 1,049,085 and 929,285 shares, respectively	(6,421)	(5,259)
Total shareholders' equity	222,673	223,178
Total liabilities and shareholders' equity	$273,341	$291,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Investment advisory and related services	$20,857	$14,860
Commissions	13,989	13,518
Investment banking	2,365	10,159
Principal transactions	2,717	3,322
Interest and dividends	1,170	1,940
Other income	3,718	1,684
Total revenue	44,816	45,483

Expenses:
Employee compensation and benefits	28,438	26,516
Floor brokerage, exchange, and clearance fees	1,457	1,505
Communications and data processing	2,878	2,270
Occupancy	3,206	3,031
Interest	5	12
Amortization of intangible assets	169	-
Other general and administrative	7,162	5,673
Total expenses	43,315	39,007

Income before equity in loss of limited partnerships, minority interests, and income taxes	1,501	6,476
Equity in loss of limited partnerships	(1,749)	(315)
Income (loss) before minority interests and income taxes	(248)	6,161
Minority interests in net income of consolidated companies	(3,101)	(1,839)
Income (loss) before income taxes	(3,349)	4,322
Provision (benefit) for income taxes	(1,242)	1,581
Net income (loss)	$(2,107)	$2,741

Earnings (loss) per common share:
Basic	$(0.08)	$0.11
Diluted	$(0.08)	$0.11

Weighted average common shares outstanding:
Basic	24,940	24,611
Diluted	25,165	24,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2008
(in thousands, except share and per share amounts)
(unaudited)

	Amounts		Shares
Common stock
Balance, beginning of period	$258		25,765,806
Stock issued for acquisition	2		186,567
Stock issued pursuant to employee benefit plan	3		339,121
Balance, end of period	263		26,291,494
Additional paid-in capital
Balance, beginning of period	204,596
Stock issued for acquisition	1,748
Stock issued pursuant to employee benefit plan; including tax benefit	614
Stock-based compensation expense	676
Balance, end of period	207,634
Retained earnings
Balance, beginning of period	23,422
Cumulative effect of adoption of a new accounting principle	893
Cash dividends ($0.045 per share)	(1,136)
Net loss	(2,107)	(2,107)
Balance, end of period	21,072	(2,107)
Accumulated other comprehensive income (loss)
Balance, beginning of period	161
Net change in unrealized appreciation on securities available for sale	(58)	(58)
Income tax benefit on change in unrealized appreciation on securities available for sale	22	22
Balance, end of period	125	(36)
Comprehensive income (loss)		(2,143)
Treasury stock
Balance, beginning of period	(5,259)		(929,285)
Acquisition of treasury stock	(1,162)		(119,800)
Balance, end of period	(6,421)		(1,049,085)
Total shareholders' equity and common shares outstanding	$222,673		25,242,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(in thousands)
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,107)	$2,741
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sales of assets	89	(3)
Depreciation	946	843
Provision for bad debts	398	3
Stock-based compensation expense	676	598
Amortization of intangible assets	169	-
Deferred income taxes	(149)	(179)
Equity in loss of limited partnerships	1,749	315
Minority interests in net income of consolidated companies	3,101	1,839
Unrealized and realized losses on not readily marketable securities owned, net	1,291	314
Not readily marketable securities owned received for payment of investment banking fees	(10)	(607)
Net change in:
Receivables	(2,776)	(3,303)
Deposits with clearing organizations	-	(3)
Marketable securities owned	7,166	17,472
Other assets and prepaid expenses	(146)	(798)
Accounts payable and accrued liabilities	(10,068)	(8,467)
Securities sold, not yet purchased	(2,711)	(6,420)
Payable to broker-dealers and clearing organizations	(2,207)	(186)
Net cash provided by (used in) operating activities	(4,589)	4,159
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,447)	(541)
Acquisitions, net of cash acquired of $126	(3,874)	-
Purchases of not readily marketable securities owned	(205)	(20,060)
Proceeds from sales of not readily marketable securities owned	-	123
Proceeds from sales and maturities of securities available for sale	34	53
Proceeds from sales of assets	132	4
Net cash used in investing activities	(7,360)	(20,421)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,162)	-
Proceeds from shares issued pursuant to employee benefit plan	471	199
Tax benefit of stock options exercised	146	54
Proceeds from borrowings	250	-
Distributions to minority interests	(6,018)	(3,210)
Payments of cash dividends	(1,116)	(1,103)
Net cash used in financing activities	(7,429)	(4,060)
Net decrease in cash and cash equivalents	(19,378)	(20,322)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,503	68,861
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,125	$48,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations

Through its operating subsidiaries SMH Capital Inc. (formerly Sanders Morris Harris Inc.) (“SMH”), Salient Capital Management, LLC (“Salient”), SMH Capital Advisors, Inc. (“Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), and Select Sports Group, Ltd. (“SSG”), Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including asset and wealth management (including investment advice and management, financial planning, trust related services, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage services, and research). The Company serves a diverse group of institutional, corporate, and individual clients.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at March 31, 2008, our results of operations for the three months ended March 31, 2008 and 2007, and our cash flows for the three months ended March 31, 2008 and 2007. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations (Revised 2007). SFAS No. 141R replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008. As a result of the adoption of SFAS No. 157, the Company recorded an increase in retained earnings of $893,000 on the adoption date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 was effective for the Company on January 1, 2008 and did not have an impact on the Company’s financial statements. The Company did not elect the fair value option as permitted by SFAS No. 159.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for the Company on January 1, 2009. At March 31, 2008, the Company had $17.3 million in minority interests that would be reported as a component of equity under the requirements of SFAS No. 160.

2.	ACQUISITIONS

On February 29, 2008, the Company acquired a 50.1% membership interest in Leonetti for consideration of $5.75 million paid in a combination of cash and shares of the Company’s common stock. The Company agreed to purchase additional 10% membership interests in March 2013, 2014, and 2015, payable in a combination of cash and shares of the Company’s common stock. The purchase price for the additional membership interests will be based on a multiple of the net income of Leonetti for the previous year. At acquisition, Leonetti, based in Buffalo Grove, Illinois, managed approximately $400 million in assets. The acquisition was accounted for as a purchase and, accordingly, the financial information of Leonetti has been included in the Company’s consolidated financial statements from February 29, 2008. The consideration exceeded the fair market value of identifiable net tangible assets by $6.0 million, which has been recorded as goodwill and other intangible assets.

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

On May 24, 2007, the Company acquired a 75% interest in Rikoon for cash consideration of $6.0 million of which $1.3 million was recorded as compensation expense. The Company agreed to purchase an additional 5% interest in February 2011 for cash consideration ranging from a minimum of $3.0 million to a maximum of $5.0 million based on the amount by which Rikoon’s average earnings before interest, taxes, depreciation, and amortization (“EBITDA”) varies from the threshold EBITDA specified in the purchase agreement. At acquisition, Rikoon, based in Santa Fe, New Mexico, managed approximately $400 million in assets. The acquisition was accounted for as a purchase and, accordingly, the financial information of Rikoon has been included in the Company’s consolidated financial statements from May 24, 2007. The consideration exceeded the fair market value of identifiable net tangible assets by $4.4 million, which has been recorded as goodwill and other intangible assets.

On May 10, 2005, the Company acquired a 51% interest in Edelman, one of the leading financial planning firms in the country. Edelman, based in Fairfax, Virginia, manages approximately $3.6 billion in assets. In May 2008, the Company will purchase an additional 25% membership interest in Edelman. The Company will pay an amount determined based upon Edelman’s 2007 pretax income (the “Second Tranche Consideration”). The Second Tranche Consideration of $44.4 million will be paid in a combination of cash and the Company’s common stock.

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008		December 31, 2007
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)
Marketable:
Corporate stocks and options	$16,816	$12,721	$23,799	$15,432
Corporate bond	40	-	-	-
	16,856	12,721	23,799	15,432
Not readily marketable:
Limited partnerships	52,659	-	53,012	-
Warrants	5,316	-	5,649	-
Equities and options	969	-	2,438	-
	58,944	-	61,099	-
	$75,800	$12,721	$84,898	$15,432

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

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table sets forth by level within the fair value hierarchy securities owned and securities sold, net yet purchased as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Securities owned	$16,551	$5,473	$53,776	$75,800
Securities sold, net yet purchased	12,555	166	-	12,721

The following table sets forth a summary of changes in the fair value of the Company’s level 3 securities owned for the three months ended March 31, 2008:

Level 3 Securities Owned
(in thousands)
Balance at beginning of period	$55,880
Unrealized losses relating to securities still held at the reporting date	(2,319)
Purchases, issuances, and settlements	215
Balance at end of period	$53,776

Net unrealized losses for level 3 securities owned are a component of “Principal transactions” and “Equity in loss of limited partnerships” in the Condensed Consolidated Statement of Operations as follows:

	Three Months Ended March 31, 2008
	Principal Transactions	Equity in Loss of Limited Partnerships
	(in thousands)
Unrealized losses relating to securities still held at the reporting date	$(570)	$(1,749)

4.	SECURITIES AVAILABLE FOR SALE

Securities available for sale at March 31, 2008 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. government and agency obligation	$100	$1	$-	$101
Marketable equity securities	359	207	-	566
Total	$459	$208	$-	$667

The contractual maturity of the debt security available for sale at March 31, 2008 was as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Over 25 years	$100	$101

The following table sets forth by level within the fair value hierarchy securities available for sale as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Securities available for sale	$566	$101	$-	$667

No realized gains or losses on securities available for sale were recorded for the three months ended March 31, 2008 and 2007.

5.	BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. In May 2006, this credit agreement was amended to increase the revolving credit facility to $18.0 million. The line of credit expires on May 31, 2008, unless extended. Borrowings under the line of credit bear interest at LIBOR plus 150 basis points. Interest is payable quarterly on this line of credit. The credit facility is secured by a pledge of ownership interests in two of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt-to-EBITDA and liquidity to funded debt ratios, as well as minimum assets under management. At March 31, 2008, the Company was in compliance with all covenants. The line of credit has a commitment fee of 1/8% per annum. There was no outstanding balance on the line of credit at March 31, 2008. The amount of available borrowings under the line of credit, which is reduced by letters of credit issued by the Company, was $16.5 million at March 31, 2008.

During December 2005, Salient entered into a $2.5 million revolving credit facility with a bank. The line of credit expired in April 2008. Salient is in the process of renewing this line of credit under similar terms and conditions to the existing credit facility. Borrowings under the line of credit bear interest at LIBOR plus 165 basis points. The interest rate of Salient’s borrowings ranged from 4.33% to 6.51% during 2008 and was 4.33% at March 31, 2008. Interest is payable monthly on this line of credit. The credit facility is unsecured and not subject to financial covenants; however, payment is guaranteed by SMHG and the principals of Salient. The outstanding balance on the line of credit was $450,000 at March 31, 2008.

6.	INCOME TAXES

The difference between the effective tax rate reflected in the provision (benefit) for income taxes and the statutory federal rate is analyzed as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Expected federal tax at statutory rate of 34% for 2008 and 35% for 2007	$(1,139)	$1,513
State and other income taxes	(103)	68
Total	$(1,242)	$1,581

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examination by the taxing authorities for years before 2004. The Company files in several state tax jurisdictions. The Company is no longer subject to state income tax examination by the taxing authorities for years before 2004.

7.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has two types of stock-based compensation awards: (1) stock options and (2) restricted common stock.

The following table sets forth pertinent information regarding stock option transactions for the three months ended March 31, 2008.

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	856,385	$8.30
Granted	-	-
Exercised	(89,394)	4.84
Outstanding at March 31, 2008	766,991	$8.70

Options exercisable at March 31, 2008	689,491	$7.97

Incentive award shares available for grant at March 31, 2008	1,989,138

During the three months ended March 31, 2008 and 2007, 89,394 and 25,000 options were exercised for which the Company received proceeds of $433,000 and $121,000, respectively. The Company recognized pretax compensation expense of $27,000 and $48,000 during the three months ended March 31, 2008 and 2007, respectively, related to stock options. The portion of stock-based compensation expense related to stock options that was unrecognized at March 31, 2008 was $159,000.

The following table summarizes certain information related to restricted common stock grants at March 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2008	526,741	$13.39

Nonvested at March 31, 2008	693,163	$11.80

For the three months ended March 31, 2008:

Granted	249,940	$8.96

Vested	83,305	$13.33

Forfeited	213	$10.58

Employees deferred compensation of $38,000 and $78,000 during the three months ended March 31, 2008 and 2007, respectively, that was used to purchase restricted common stock. The Company recognized pretax compensation expense of $649,000 and $550,000 during the three months ended March 31, 2008 and 2007, respectively, related to its restricted common stock plan. At March 31, 2008, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock totaled $5.8 million.

8.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock. Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices. Such repurchases are accounted for using the cost method. The Company repurchased 119,800 shares of its common stock during the three months ended March 31, 2008 related to this program.

9.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations for the periods indicated were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)

Net income (loss)	$(2,107) $	2,741

Earnings (loss) per common share:
Basic	$(0.08)	$0.11
Diluted	$(0.08)	$0.11

Weighted average number of common shares outstanding:
Basic	24,940	24,611
Incremental common shares issuable under stock option plan, net	225	328
Diluted	25,165	24,939

Outstanding stock options of 305,000 for each of the three months ended March 31, 2008 and 2007 have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

10.	COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $630,000, $250,000, $245,000, $230,000, $144,000, and $92,000 to the owners of six of the offices that we lease to secure payment of our lease obligations for those facilities. The Company has issued a letter of credit in the amount of $100,000 to secure the payment of the deductible portion of the Company’s workers compensation insurance policy.

As discussed in Note 2 – Acquisitions, in May 2008 the Company will purchase an additional 25% membership interest in Edelman for $44.4 million payable in a combination of cash and the Company’s common stock.

In December 2006, Ric Edelman organized a new entity, Edelman Financial Advisors, LLC (“EFA”) to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area. The Company owns a 10% membership interest in EFA. We committed to initially loan EFA up to $20 million to cover its start-up expenses. The loans to EFA are payable on May 12, 2009. Mr. Edelman has guaranteed repayment of the EFA obligation to the extent of funds that will be owed to him by the Company in connection with the purchase of Edelman. The outstanding balance of the Company’s loan to EFA was $10.0 million at March 31, 2008. EFA has entered into an agreement with Radio Networks, LLC, an affiliate of ABC, Inc. and The Walt Disney Company, to nationally syndicate Mr. Edelman’s weekly radio program. The program is being syndicated into sixteen additional markets, including Atlanta, Baltimore, Chicago, Columbus, Dallas, Detroit, Houston, Indianapolis, Los Angeles, Miami, New York City, Orlando, Phoenix, Portland, Oregon, San Diego, and San Francisco.

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

The Company has uncommitted financing arrangements with clearing brokers that finance our customer accounts, certain broker-dealer balances, and firm trading positions. Although these customer accounts and broker-dealer balances are not reflected on the consolidated balance sheet for financial reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore retains risk on these accounts. The Company is required to maintain certain cash or securities on deposit with our clearing brokers.

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at March 31, 2008.

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

The Financial Industry Regulatory Authority (formerly the NASD) (“FINRA”) initially conducted an inspection of our Concept Capital prime brokerage and private investment or hedge fund support operations based in our New York office in November 2004.  Subsequent to such inspection, FINRA opened an investigation with respect to our prime brokerage and related hedge fund operations. In August 2006, SMH received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against SMH and four of its employees based on alleged violations of certain conduct rules of FINRA.  On October 17, 2007, SMH executed an Acceptance, Waiver and Consent (“AWC”) to resolve all matters with respect to the disciplinary action, which was accepted by FINRA on January 9, 2008.  Pursuant to the AWC, SMH has paid a fine of $450,000.

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

The following summarizes certain financial information of each reportable business segment for the three months ended March 31, 2008 and 2007, respectively. SMHG does not analyze asset information in all business segments.
	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenue:
Asset/Wealth Management	$30,619	$23,684
Capital Markets:
Investment banking	656	7,224
Institutional brokerage	3,757	4,644
Prime brokerage services	10,520	8,869
Capital Markets Total	14,933	20,737
Corporate Support	(736)	1,062
Total	$44,816	$45,483
Income (loss) before equity in income (loss) of limited partnerships, minority interests, and income taxes:
Asset/Wealth Management	$9,196	$6,432
Capital Markets:
Investment banking	(3,172)	1,571
Institutional brokerage	(9)	626
Prime brokerage services	507	1,073
Capital Markets Total	(2,674)	3,270
Corporate Support	(5,021)	(3,226)
Total	$1,501	$6,476
Equity in income (loss) of limited partnerships:
Asset/Wealth Management	$463	$(588)
Capital Markets:
Investment banking	-	-
Institutional brokerage	-	-
Prime brokerage services	-	-
Capital Markets Total	-	-
Corporate Support	(2,212)	273
Total	$(1,749)	$(315)
Minority interests in net income of consolidated companies:
Asset/Wealth Management	$(3,101)	$(1,839)
Capital Markets:
Investment banking	-	-
Institutional brokerage	-	-
Prime brokerage services	-	-
Capital Markets Total	-	-
Corporate Support	-	-
Total	$(3,101)	$(1,839)
Income (loss) before income taxes:
Asset/Wealth Management	$6,558	$4,005
Capital Markets:
Investment banking	(3,172)	1,571
Institutional brokerage	(9)	626
Prime brokerage services	507	1,073
Capital Markets Total	(2,674)	3,270
Corporate Support	(7,233)	(2,953)
Total	$(3,349)	$4,322

12.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash payment (refund) for income taxes, net	$221	$(8)
Cash paid for interest	4	10
Noncash investing activities:
Acquisition:
Receivables	10	-
Minority interests	(68)	-
Common stock	(1,750)	-
Noncash financing activities:
Dividends declared not yet paid	1,141	1,105

13.	RELATED PARTIES

The Company had receivables from related parties totaling $18.8 million at March 31, 2008, primarily consisting of $10.0 million notes receivable from EFA, $2.3 million of advances to unconsolidated related entities to fund operating expenses, $4.0 million of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company, and $631,000 of management fees receivable from the limited partnerships that the Company manages.

14.	SUBSEQUENT EVENT

On April 1, 2008, the Company completed the acquisition Miller-Green Financial Services Inc., an independent wealth management firm based in Houston, Texas with approximately $400 million of assets under management, for cash consideration of $3.0 million.

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

Our financial services business is affected by general economic conditions. Our revenue relating to asset-based advisory services and managed accounts is typically from fees based on the market value of assets under management or advisement. The growth in assets under our management over the prior year resulted in higher management fees for us. During the last half of 2007 and through the first three months of 2008, uncertain and unfavorable economic conditions along with weak credit markets have resulted in an overall decline in the values of many of our security positions and adversely affected our investment banking business.

We closely monitor our operating environment to enable us to respond promptly to market cycles. In addition, we seek to lessen earnings volatility by controlling expenses, increasing fee-based business, and developing new revenue sources. Nonetheless, operating results of any specific period should not be considered representative of future performance.

Components of Revenue and Expenses

Revenue. Our revenue is comprised primarily of (1) fees from asset-based advisory services, asset management, financial planning, and fiduciary services, (2) commission revenue from wealth advisory, prime and institutional brokerage transactions, (3) investment banking revenue from corporate finance fees, merger and acquisition fees, and merchant banking fees, and (4) principal transactions. We also earn interest on cash held and dividends received from the equity and fixed income securities held in our corporate capital accounts, earn fees through the sale of insurance products, and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the first quarter of 2008, compensation and benefits represented 65.7% of total expenses and 63.5% of total revenue, compared to 68.0% of total expenses and 58.3% of total revenue during the first quarter of 2007.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total revenue was $44.8 million in the first quarter of 2008 compared to $45.5 million for the same quarter in 2007, a decrease of $667,000, or 1.5%, primarily reflecting a decline in investment banking revenue partially offset by an increase in revenue from investment advisory and related services. Total expenses for the first quarter of 2008 increased $4.3 million, or 11.0%, to $43.3 million from $39.0 million in the same quarter of the previous year principally due to higher employee compensation and benefits due to the revenue growth in the asset/wealth management segment. Also, communications and data processing expense increased as the result of an increase in clearing firm service fees at Edelman. Equity in loss of limited partnerships was $1.7 million for the first quarter of 2008 compared to $315,000 for the first quarter of 2007, principally due to a decline in the value of the investment portfolio of one of the limited partnerships that we manage. Net loss was $2.1 million, or $0.08 per diluted common share, for the first quarter of 2008 compared to net income of $2.7 million, or $0.11 per diluted common share, for the first quarter of 2007.

Revenue from investment advisory and related services increased to $20.9 million in the first quarter of 2008 from $14.9 million in the same quarter of 2007, primarily due to the conversion of Edelman’s assets under management from a commission-based to a fee-based compensation structure and to the addition of assets under management at Edelman and Salient. Additionally, the acquisitions of Rikoon, Dickenson, and Leonetti contributed to the growth in investment advisory fee revenue. Commission revenue increased to $14.0 million in the first quarter of 2008 from $13.5 million for the same period in 2007, primarily as a result of an increase in trading volume in the asset/wealth management division. Investment banking revenue decreased to $2.4 million during the first quarter of 2008 from $10.2 million in the same period of 2007 principally due to a decrease in private placement income and advisory fees. Principal transactions revenue decreased from $3.3 million for the first quarter of 2007 to $2.7 million for the first quarter of 2008 as the result of declines in the value of our investment portfolios. Interest and dividend income decreased to $1.2 million in the first quarter of 2008 from $1.9 million in the same period last year due to a decrease in the amount of money in the firm’s accounts that are earning interest income and a decline in interest rates. Other income increased from $1.7 million during the first quarter of 2007 to $3.7 million during the same period in 2008 due to higher trading volume in the propriety trading operations of our Concept Capital division.

During the three months ended March 31, 2008, employee compensation and benefits increased to $28.4 million from $26.5 million in the same period last year due to higher employee compensation and benefits resulting from the revenue growth in the asset/wealth management segment. Floor brokerage, exchange, and clearance fees remained constant at $1.5 million in the first quarter of 2008 and 2007. Communications and data processing costs increased to $2.9 million in 2008 from $2.3 million in the same period last year, primarily due to higher clearing firm service fees at Edelman caused by the conversion of accounts from a commission-based to a fee-based fee structure. Occupancy costs totaled $3.2 million during the first quarter of 2008 compared to $3.0 million in the first quarter of 2007 due to the increase in the amount of rental space occupied by Salient, the addition of Rikoon, Dickenson, and Leonetti, and the opening of a new retail branch in Boca Raton, Florida. Interest expense decreased to $5,000 for the first quarter of 2008 from $12,000 for the first quarter of 2007. Amortization of intangible assets was $169,000 for the first quarter of 2008. There was no such amortization recorded in 2007. Other general and administrative expenses increased to $7.2 million during the first quarter of 2008 from $5.7 million in the first quarter of last year. The increase in other general and administrative expenses was primarily due to an increase in the allowance for doubtful accounts and increases in travel, regulatory licenses, outside sales commissions, and non-capitalized software expenses.

Our effective tax rate was 37.1% for the three months ended March 31, 2008 compared to 36.6% for the three months ended March 31, 2007. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes, which was partially affected by certain interest and dividend income not subject to tax.

RESULTS BY SEGMENT

Asset/Wealth Management

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Revenue	$30,619	$23,684

Income before income taxes	$6,558	$4,005

Revenue from asset/wealth management increased to $30.6 million from $23.7 million and income before income taxes increased to $6.6 million from $4.0 million. Investment advisory and related services revenue increased to $20.8 million from $14.7 million, primarily due to the conversion of Edelman’s assets under management from a commission-based to a fee-based compensation structure and to the addition of assets under management at Edelman and Salient. Additionally, the acquisitions of Rikoon, Dickenson, and Leonetti contributed to the growth in investment advisory fee revenue. Total expenses increased to $21.4 million from $17.3 million, primarily due to increased employee compensation related to the higher revenue. Equity in income (loss) of limited partnerships increased to income of $463,000 from a loss of $588,000, principally due to an increase in the value of the investment portfolio of one of the limited partnerships that we manage.

Capital Markets

Investment Banking

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Revenue	$656	$7,224
Income (loss) before income taxes	$(3,172)	$1,571

Revenue from investment banking decreased to $656,000 from $7.2 million and income (loss) before income taxes decreased to a loss of $3.2 million from income of $1.6 million. The revenue decrease is due to a decrease in private placement income and advisory fees caused by weakness in the financial markets that has adversely affected the volume and timing of our clients’ investment banking transactions. Total expenses decreased to $3.8 million from $5.7 million. This decrease in expenses is attributable to decreased employee compensation, which is partially tied to revenue.

Institutional Brokerage

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Revenue	$3,757	$4,644

Income (loss) before income taxes	$(9)	$626

Revenue from institutional brokerage decreased to $3.8 million from $4.6 million and income (loss) before income taxes decreased to a loss of $9,000 from income of $626,000. Commission revenue declined to $2.8 million from $3.1 million reflecting a decline in the number of shares traded in our institutional equity division. This decline is largely the result of the growth in electronic trading strategy execution software that replaces, in some cases, the role of traditional traders. Additionally, sales credits from syndicate and investment banking activities declined to $121,000 from $909,000 reflecting a lower volume of offerings sold by the institutional division. Total expenses decreased to $3.8 million from $4.0 million, primarily due to decreased employee compensation related to the lower revenue.

Prime Brokerage Services

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Revenue	$10,520	$8,869

Income before income taxes	$507	$1,073

Revenue from prime brokerage increased to $10.5 million from $8.9 million and income before income taxes decreased to $507,000 from $1.1 million. Commission revenue and third-party marketing fees increased to $7.5 million from $5.6 million reflecting growth in hedge fund servicing revenue. Total expenses increased to $10.0 million from $7.8 million reflecting increased compensation and other costs related to increased revenue.

Corporate Support

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Revenue	$(736)	$1,062

Loss before income taxes	$(7,233)	$(2,953)

Revenue from corporate support decreased to $(736,000) from $1.1 million and the loss before income taxes increased to $7.2 million from $3.0 million. Revenue from principal transactions, which consists principally of changes in the values of our investment portfolios, decreased to a loss of $1.4 million from a loss of $234,000. Total expenses remained constant at $4.3 million, with a decrease in compensation expense offset by an increase in legal fees and professional services. Equity in income (loss) of limited partnerships decreased to a loss of $2.2 million from income of $273,000, principally due to a decrease in the value of the investment portfolio of one of the limited partnerships that we manage.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting mainly of internally generated earnings and liquid assets we currently hold.

At March 31, 2008, we had $27.1 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, marketable securities owned, and securities available for sale represented 16.8% of our total assets at the end of the first quarter.

Receivables turnover, calculated as annualized revenue divided by average receivables, was four for the quarter ended March 31, 2008 compared to six for the same period in the prior year. The decrease in the receivables turnover is due to an increase in receivables from related parties that typically mature in one to five years. The allowance for doubtful accounts as a percentage of receivables was 5.5% at March 31, 2008 compared to 5.2% at December 31, 2007. The increase in the allowance for doubtful accounts as a percentage of receivables was the result of a $398,000 provision for bad debts recorded in the first quarter of 2008.

For the quarter ended March 31, 2008, net cash used in operations totaled $4.6 million versus net cash provided by operations of $4.2 million during the first quarter of 2007. Accounts payable and accrued liabilities decreased by $10.1 million during the three months ended March 31, 2008, principally due to the payment of accrued compensation during the first quarter of 2008.

Marketable securities owned decreased by $7.2 million during the first quarter of 2008, securities sold, not yet purchased decreased by $2.7 million, and payables to broker-dealers and clearing organizations decreased by $2.2 million. The change in marketable securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations is primarily due to the trading portfolios of our proprietary trading operations. The Company’s proprietary trading operations carry both long and short equity securities. These trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market. We employ hedging strategies designed to insulate the net value of our trading inventories from fluctuations in the general level of interest rates and equity price variances. We finance a portion of our trading positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $58.9 million at March 31, 2008 compared to $61.1 million at December 31, 2007. This decrease is primarily the result of changes in the values of our investment portfolios. Management believes its investment in limited partnerships is a critical part of its capital market investing activities that has historically generated favorable returns for the Company. These limited partnerships typically have a ten-year life.

Capital expenditures for the first quarter of 2008 were $3.4 million, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for our growth.

At March 31, 2008, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. Salient Trust Co., LTA was in compliance with the Texas Department of Banking net capital requirements and had capital in excess of the required minimum.

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

Factors Affecting Forward-Looking Statements

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Acts"). These forward-looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements, which could affect the demand for the Company's services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where the Company does business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of the Company’s trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; and (11) demand for the Company's services. The Company does not undertake to publicly update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the three months ended March 31, 2008, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Our financial services business is affected by general economic conditions. Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management or advisement. The growth in assets under our management resulted in higher advisory fees for us. In addition, the instability in the credit markets, which sharply widened the spreads over treasuries of certain less than investment grade bonds held primarily in our newly established high yield hedge fund, created losses in our investment portfolio and declines in investment banking revenue during the second half of 2007 and the first quarter of 2008.

At March 31, 2008, securities owned by the Company were recorded at a fair value of $75.8 million, including $16.9 million in marketable securities, $52.6 million representing the Company’s investments in limited partnerships, and $6.3 million representing other not readily marketable securities.

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

At March 31, 2008, Salient had securities available for sale with a fair value of $667,000. These securities have an original cost of $459,000 and are subject to equity price risk. At March 31, 2008, the unrealized increase in fair value totaling $209,000, less tax of $84,000, has been included as a separate component of shareholders’ equity.

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the fiscal period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes made in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Financial Industry Regulatory Authority (formerly the NASD) (“FINRA”) initially conducted an inspection of our Concept Capital prime brokerage and private investment or hedge fund support operations based in our New York office in November 2004.  Subsequent to such inspection, FINRA opened an investigation with respect to our prime brokerage and related hedge fund operations. In August 2006, SMH received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against SMH and four of its employees based on alleged violations of certain conduct rules of FINRA.  On October 17, 2007, SMH executed an Acceptance, Waiver and Consent (“AWC”) to resolve all matters with respect to the disciplinary action, which was accepted by FINRA on January 9, 2008.  Pursuant to the AWC, SMH has paid a fine of $450,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 29, 2008, the Company issued 186,567 shares of common stock to Leonetti & Associates, Inc. and its former owner as partial consideration for the purchase of the assets and goodwill of such business. The shares were valued at $1.75 million, or $9.38 per share. In addition to the shares, the owner of Leonetti & Associates, Inc. received a cash payment of $4.0 million. The shares were issued by the Company without registration under the Securities Act of 1933 pursuant to and in reliance on Section 4(2) of such Act, relating to transactions not involving a public offering, and Regulation D thereunder.

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

10.06
Eleventh Amendment to Lease Agreement dated as of December 21, 2006, between Texas Tower Limited and Sanders Morris Harris Inc. (Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-30066), and incorporated herein by reference).

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

10.10
Contribution Agreement dated as of April 28, 2003, by and between Salient Partners, L.P., a Texas limited partnership, Salient Advisors, L.P., a Texas limited partnership, Salient Capital, L.P., a Texas limited partnership, Salient Partners GP, LLC, a Texas limited liability company, John A. Blaisdell, Andrew B. Linbeck, J. Matthew Newtown, Jeremy L. Radcliffe, A. Haag Sherman, and Adam L. Thomas, and Sanders Morris Harris Group, Inc. (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-30066), and incorporated herein by reference).

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

Date: May 12, 2008