Form 10-Q
period 2008-06-30
SANDERS MORRIS HARRIS GROUP INC
filed 2008-08-11
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 8, 2008, the registrant had 27,988,195 outstanding shares of common stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Cash and cash equivalents	$20,087	$46,503
Receivables, net of allowance of $3,353 and $2,330, respectively
Broker-dealers and clearing organizations	478	232
Customers	26,047	25,147
Related parties	9,706	14,676
Other	1,094	4,408
Deposits with clearing organizations	1,060	1,095
Securities owned	78,519	84,898
Securities available for sale	721	759
Furniture, equipment, and leasehold improvements, net	20,915	16,613
Other assets and prepaid expenses	1,867	2,329
Goodwill, net	134,852	88,461
Other intangible assets, net	13,128	6,427
Total assets	$308,474	$291,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$26,892	$29,523
Borrowings	450	200
Deferred tax liability, net	492	137
Securities sold, not yet purchased	8,861	15,432
Payable to broker-dealers and clearing organizations	3,017	2,973
Total liabilities	39,712	48,265

Commitments and contingencies

Minority interests	17,947	20,105

Shareholders' equity:
Preferred stock, $0.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares
authorized; 29,039,105 and 25,765,806 shares issued,
respectively	290	258
Additional paid-in capital	230,778	204,596
Retained earnings	26,011	23,422
Accumulated other comprehensive income	157	161
Treasury stock, at cost, 1,049,085 and 929,285 shares, respectively	(6,421)	(5,259)
Total shareholders' equity	250,815	223,178
Total liabilities and shareholders' equity	$308,474	$291,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Investment advisory and related services	$22,591	$17,010	$43,448	$31,870
Commissions	14,628	13,808	28,617	27,326
Investment banking	6,660	9,086	9,025	19,245
Principal transactions	8,275	2,776	10,992	6,098
Interest and dividends	1,003	1,958	2,173	3,898
Other income	3,554	1,559	7,272	3,243
Total revenue	56,711	46,197	101,527	91,680

Expenses:
Employee compensation and benefits	29,147	27,236	57,585	53,752
Floor brokerage, exchange, and clearance fees	1,389	1,876	2,846	3,381
Communications and data processing	3,240	2,861	6,118	5,131
Occupancy	3,345	2,936	6,551	5,967
Interest	6	9	11	21
Amortization of intangible assets	234	139	403	139
Other general and administrative	8,166	8,708	15,328	14,381
Total expenses	45,527	43,765	88,842	82,772

Income before equity in income of limited partnerships,
minority interests, and income taxes	11,184	2,432	12,685	8,908
Equity in income of limited partnerships	4,501	3,902	2,752	3,587
Income before minority interests and income taxes	15,685	6,334	15,437	12,495
Minority interests in net income of consolidated companies	(5,371)	(4,521)	(8,472)	(6,360)
Income before income taxes	10,314	1,813	6,965	6,135
Provision for income taxes	4,122	708	2,880	2,289
Net income	$6,192	$1,105	$4,085	$3,846

Earnings per common share:
Basic	$0.23	$0.04	$0.16	$0.16
Diluted	$0.23	$0.04	$0.16	$0.15

Weighted average common shares outstanding:
Basic	26,760	24,731	25,739	24,671
Diluted	26,918	25,075	25,932	25,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2008
(in thousands, except share and per share amounts)
(unaudited)

	Amounts		Shares
Common stock:
Balance, beginning of period	$258		25,765,806
Stock issued for acquisitions	28		2,859,996
Stock issued pursuant to employee benefit plan	4		413,303
Balance, end of period	290		29,039,105
Additional paid-in capital:
Balance, beginning of period	204,596
Stock issued for acquisitions	23,905
Stock issued pursuant to employee benefit plan; including tax benefit	841
Stock-based compensation expense	1,436
Balance, end of period	230,778
Retained earnings:
Balance, beginning of period	23,422
Cumulative effect of adoption of a new accounting principle	893
Cash dividends ($0.09 per share)	(2,389)
Net income	4,085	4,085
Balance, end of period	26,011	4,085
Accumulated other comprehensive income (loss):
Balance, beginning of period	161
Net change in unrealized appreciation
on securities available for sale	(5)	(5)
Income tax benefit on change in unrealized
appreciation on securities available for sale	1	1
Balance, end of period	157	(4)
Comprehensive income		4,081
Treasury stock:
Balance, beginning of period	(5,259)		(929,285)
Acquisition of treasury stock	(1,162)		(119,800)
Balance, end of period	(6,421)		(1,049,085)
Total shareholders' equity and common shares outstanding	$250,815		27,990,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(in thousands)
(unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,085	$3,846
Adjustments to reconcile net income to net cash provided by
operating activities:
Realized gain on securities available for sale	-	(1)
(Gain) loss on sales of assets	89	(3)
Depreciation	1,995	1,647
Provision for bad debts	805	3,047
Stock-based compensation expense	1,436	1,193
Amortization of intangible assets	403	139
Deferred income taxes	354	(661)
Equity in income of limited partnerships	(2,752)	(3,587)
Minority interests in net income of consolidated companies	8,472	6,360
Unrealized and realized (gain) loss on not readily marketable
securities owned, net	(954)	1,525
Not readily marketable securities owned received for payment
of investment banking fees	(581)	(1,181)
Net change in:
Receivables	6,343	(11,601)
Deposits with clearing organizations	35	(7)
Marketable securities owned	5,264	3,340
Other assets and prepaid expenses	161	(382)
Accounts payable and accrued liabilities	(3,056)	(4,375)
Securities sold, not yet purchased	(6,571)	(2,330)
Payable to broker-dealers and clearing organizations	44	10,029
Net cash provided by operating activities	15,572	6,998
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,544)	(1,662)
Acquisitions, net of cash acquired of $126 and $59, respectively	(29,058)	(4,649)
Purchases of not readily marketable securities owned	(205)	(24,376)
Proceeds from sales of not readily marketable securities owned	6,500	5,679
Proceeds from sales and maturities of securities available for sale	33	333
Proceeds from sales of assets	158	35
Net cash used in investing activities	(29,116)	(24,640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,162)	-
Proceeds from shares issued pursuant to employee benefit plan	659	302
Tax benefit of stock options exercised	186	86
Proceeds from borrowings	250	145
Repayment of borrowings	-	(500)
Investments by minority interests	-	40
Distributions to minority interests	(10,553)	(5,367)
Payments of cash dividends	(2,252)	(2,214)
Net cash used in financing activities	(12,872)	(7,508)
Net decrease in cash and cash equivalents	(26,416)	(25,150)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,503	68,861
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,087	$43,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  BASIS OF PRESENTATION

Nature of Operations

Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including asset and wealth management (including investment advice and management, financial planning, trust related services, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage services, and research). The Company’s operating subsidiaries include SMH Capital Inc. (formerly Sanders Morris Harris Inc.) (“SMH”), Salient Capital Management, LLC (“Salient”), SMH Capital Advisors, Inc. (“Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), Miller-Green Financial Services, Inc. (“Miller-Green”), and Select Sports Group, Ltd. (“SSG”). The Company serves a diverse group of institutional, corporate, and individual clients.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at June 30, 2008 and December 31, 2007, our consolidated results of operations for the three and six months ended June 30, 2008 and 2007, our consolidated changes in shareholders’ equity for the six months ended June 30, 2008, and our consolidated cash flows for the six months ended June 30, 2008 and 2007. All adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (Revised 2007). SFAS No. 141R replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008. As a result of the adoption of SFAS No. 157, the Company recorded an increase in retained earnings of $893,000 on the adoption date.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for the Company on January 1, 2009. At June 30, 2008, the Company had $17.9 million in minority interests that would be reported as a component of equity under the requirements of SFAS No. 160.

Reclassifications

Certain reclassifications have been made to the 2007 condensed consolidated financial statements to conform them to the 2008 presentation. These reclassifications had no effect on net income or stockholders’ equity.

2.  ACQUISITIONS

On April 1, 2008, the Company acquired Miller-Green for cash consideration of $3.0 million. At acquisition, Miller-Green, based in Houston, Texas, managed approximately $400 million in assets. The acquisition was accounted for as a purchase and, accordingly, the financial information of Miller-Green has been included in the Company’s consolidated financial statements from April 1, 2008. The consideration exceeded the fair market value of identifiable net tangible assets by $3.0 million, which has been recorded as other intangible assets.

On February 29, 2008, the Company acquired a 50.1% membership interest in Leonetti for consideration of $5.75 million paid in a combination of cash and shares of the Company’s common stock. The Company agreed to purchase additional 10% membership interests in March 2013, 2014, and 2015, payable in a combination of cash and shares of the Company’s common stock. The purchase price for the additional membership interests will be based on a multiple of the net income of Leonetti for the previous year. At acquisition, Leonetti, based in Buffalo Grove, Illinois, managed approximately $400 million in assets. The acquisition was accounted for as a purchase and, accordingly, the financial information of Leonetti has been included in the Company’s consolidated financial statements from February 29, 2008. The consideration exceeded the fair market value of identifiable net tangible assets by $6.1 million, which has been recorded as goodwill and other intangible assets.

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

On May 10, 2005, the Company acquired a 51% interest in Edelman, one of the leading financial planning firms in the country. Edelman, based in Fairfax, Virginia, manages approximately $3.6 billion in assets. On May 12, 2008, the Company purchased an additional 25% membership interest in Edelman. The Company paid an amount determined based upon Edelman’s 2007 pretax income (the “Second Tranche Consideration”). The Second Tranche Consideration of $44.4 million, which was paid in a combination of cash and the Company’s common stock, has been recorded as goodwill.

3.  SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008		December 31, 2007
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Marketable:
Corporate stocks and options	$18,984	$8,861	$23,799	$15,432
Total marketable	18,984	8,861	23,799	15,432
Not readily marketable:
Limited partnerships	49,547	-	53,012	-
Warrants	9,430	-	5,649	-
Equities and options	558	-	2,438	-
Total not readily marketable	59,535	-	61,099	-
Total	$78,519	$8,861	$84,898	$15,432

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

A description of the valuation methodologies used for securities measured at fair value, as well as the general classification of such securities pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon industry-standard pricing methodologies, models, or other valuation methodologies that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that securities are recorded at fair value. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

Level 1 consists of unrestricted publicly traded equity securities traded on an active market whose values are based on quoted market prices.

Level 2 includes securities that are valued using industry-standard pricing methodologies, models, or other valuation methodologies. Level 2 inputs are other than quoted market prices that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted market prices that are observable for the asset, such as interest rates and yield curves observable at commonly quoted intervals, volatilities, credit risks, prepayment speeds, loss severities, and default rates; and inputs that are derived principally from observable market data by correlation or other means. Securities in this category include restricted publicly traded equity securities, publicly traded equity securities traded on an inactive market, publicly traded debt securities, warrants whose underlying stock is publicly traded on an active market, and options that are not publicly traded or whose pricing is uncertain.

Level 3 includes securities whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. This category primarily consists of investments in limited partnerships and equity securities that are not publicly traded.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table sets forth by level within the fair value hierarchy securities owned and securities sold, not yet purchased as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities owned	$18,618	$8,816	$51,085	$78,519
Securities sold, not yet purchased	8,661	200	-	8,861

The following table sets forth a summary of changes in the fair value of the Company’s level 3 securities owned for the three and six months ended June 30, 2008:

	Level 3 Securities Owned
	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(in thousands)

Balance, beginning of period	$53,776	$55,880
Realized losses	(175)	(175)
Unrealized gains relating to securities still held at the reporting date	3,859	1,540
Purchases, issuances, and settlements	(6,375)	(6,160)
Balance, end of period	$51,085	$51,085

Net unrealized gains for level 3 securities owned are a component of “Principal transactions” and “Equity in income of limited partnerships” in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
		Equity in Income		Equity in Income
	Principal	of Limited	Principal	of Limited
	Transactions	Partnerships	Transactions	Partnerships
(in thousands)

Unrealized gains relating to securities still held at the reporting date	$826	$3,033	$256	$1,284

4.	SECURITIES AVAILABLE FOR SALE

Securities available for sale at June 30, 2008 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. government and agency obligation	$100	$2	$-	$102
Marketable equity securities	359	260	-	619
Total	$459	$262	$-	$721

The contractual maturity of the debt security available for sale at June 30, 2008 was as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)

Over 25 years	$100	$102

The following table sets forth by level within the fair value hierarchy securities available for sale as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities available for sale	$619	$102	$-	$721

Gross realized gains on sales of securities available for sale were $1,000 for the six months ended June 30, 2007. No such gains were recorded for the six months ended June 30, 2008. No realized losses on securities available for sale were recorded for the six months ended June 30, 2008 and 2007.

5.	BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. In May 2008, this credit agreement was amended to decrease the revolving credit facility to the lesser of $5.0 million or the loan value of certain collateral pledged to secure the revolving credit facility. The line of credit expires on May 31, 2009, unless extended. Borrowings under the line of credit bear interest at LIBOR plus 200 basis points. Interest is payable quarterly on this line of credit. The credit facility is secured by a pledge of ownership interests in three of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt to EBITDA and liquidity to funded debt ratios, as well as minimum assets under management. At June 30, 2008, the Company was in compliance with all covenants. The line of credit has a commitment fee of 1/8% per annum. There was no outstanding balance on the line of credit at June 30, 2008. The amount of available borrowings under the line of credit, which is reduced by letters of credit issued by the Company, was $3.8 million at June 30, 2008.

During December 2005, Salient entered into a $2.5 million revolving credit facility with a bank. In April 2008, this credit agreement was amended to increase the revolving credit facility to $5.0 million. The line of credit expires in March 2009. Borrowings under the line of credit bear interest at LIBOR plus 165 basis points. The interest rate of Salient’s borrowings ranged from 4.03% to 6.51% during 2008 and was 4.13% at June 30, 2008. Interest is payable quarterly on this line of credit. The credit facility is unsecured and not subject to financial covenants; however, payment is guaranteed by SMHG and the principals of Salient. The outstanding balance on the line of credit was $450,000 at June 30, 2008.

6.	INCOME TAXES

The difference between the effective tax rate reflected in the provision for income taxes and the statutory federal rate is analyzed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

Expected federal tax at statutory rate of 34% for 2008 and 35% for 2007	$3,507	$634	$2,368	$2,147
State and other income taxes	615	74	512	142
Total	$4,122	$708	$2,880	$2,289

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examination by the taxing authorities for years before 2004. The Company files in several state tax jurisdictions. The Company is no longer subject to state income tax examination by the taxing authorities for years before 2004.

7.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has two types of stock-based compensation awards: (1) stock options and (2) restricted common stock.
The following table sets forth pertinent information regarding stock option transactions for the six months ended June 30, 2008:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2008	856,385	$8.30
Granted	50,000	8.17
Exercised	(121,044)	4.82
Outstanding at June 30, 2008	785,341	8.83

Options exercisable at June 30, 2008	687,008	8.26

Incentive award shares available for grant at June 30, 2008	2,652,499

During the six months ended June 30, 2008 and 2007, 121,044 and 37,500 options were exercised for which the Company received proceeds of $583,000 and $176,000, respectively. The Company recognized pretax compensation expense of $96,000 and $85,000 during the six months ended June 30, 2008 and 2007, respectively, related to stock options. The portion of stock-based compensation expense related to stock options that was unrecognized at June 30, 2008 was $197,000.

The following table summarizes certain information related to restricted common stock grants at June 30, 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	526,741	$13.39

Nonvested at June 30, 2008	685,929	11.48

For the six months ended June 30, 2008:

Granted	293,733	8.76

Vested	133,071	13.08

Forfeited	1,474	9.99

Employees deferred compensation of $76,000 and $126,000 during the six months ended June 30, 2008 and 2007, respectively, that was used to purchase restricted common stock. The Company recognized pretax compensation expense of $1.3 million and $1.1 million during the six months ended June 30, 2008 and 2007, respectively, related to its restricted common stock plan. At June 30, 2008, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock was $5.6 million.

8.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock. Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices. Such repurchases are accounted for using the cost method. The Company repurchased 119,800 shares of its common stock during the six months ended June 30, 2008 related to this program.

9.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share computations for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)

Net income	$6,192	$1,105	$4,085	$3,846

Earnings per common share:
Basic	$0.23	$0.04	$0.16	$0.16
Diluted	$0.23	$0.04	$0.16	$0.15

Weighted average number of common shares outstanding:
Basic	26,760	24,731	25,739	24,671
Incremental common shares issuable under stock option plan, net	158	344	193	336
Diluted	26,918	25,075	25,932	25,007

Outstanding stock options of 360,000 and 230,000 for the three months ended June 30, 2008 and 2007, respectively, and 310,000 and 305,000 for the six months ended June 30, 2008 and 2007, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

10.	COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $630,000, $245,000, $230,000, $144,000, and $92,000 to the owners of five of the offices that we lease to secure payment of our lease obligations for those facilities. The Company has issued a letter of credit in the amount of $100,000 to secure the payment of the deductible portion of the Company’s workers compensation insurance policy.

In December 2006, Ric Edelman organized a new entity, Edelman Financial Advisors, LLC (“EFA”) to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area. The Company owns a 10% membership interest in EFA. We committed to initially loan EFA up to $20.0 million to cover its start-up expenses of which $10.0 million has been advanced and subsequently repaid. Mr. Edelman has guaranteed repayment of the EFA obligation to the extent of funds that will be owed to him by the Company in connection with the purchase of Edelman. There was no outstanding balance on the Company’s loan to EFA at June 30, 2008. EFA has entered into an agreement with Radio Networks, LLC, an affiliate of ABC, Inc. and The Walt Disney Company, to nationally syndicate Mr. Edelman’s weekly radio program. The program is being syndicated into sixteen additional markets, including Albuquerque, Atlanta, Baltimore, Chicago, Columbus, Dallas, Detroit, Houston, Los Angeles, Miami, New York City, Orlando, Phoenix, Portland, Oregon, San Diego, and San Francisco.

On May 9, 2008, the Company received notice from the management group of Salient Partners, L.P. (“Salient Partners”) and The Endowment Fund GP, L.P. (“TEF GP”), the general partner, and The Endowment Fund Management, LLC (“TEF LLC”), the investment advisor, of The Endowment Master Fund, L.P. and The Endowment Registered Fund, L.P., initiating a process under which they have the option, if they so elect, to acquire SMHG’s interest in Salient Partners, TEF GP, and TEF LLC. The process for determining the price is described below. The parties did not agree on a price within the 30-day period described below and a process of determining the price through independent appraisers has commenced and is ongoing.

Pursuant to the terms of (a) the Contribution Agreement dated as of April 28, 2003, among the Company and the other owners of Salient Partners (the “Salient Owners”), pursuant to which Salient Partners was formed, and (b) the Contribution and Option Agreement dated as of April 28, 2003, among the Company, the Salient Owners, and MWY Consulting, LLC, pursuant to which the Company acquired an interest in TEF GP, TEF LLC, and Endowment Advisers, L.P. (“EA LP”), subsequent to May 1, 2008, the Company and the Salient Owners have the right, at any time, exercisable by written notice to the other party to buy each other’s ownership interests in Salient Partners, TEF GP, TEF LLC, and EA LP. Under the procedure established by the agreements, following the giving of notice of an offer, the parties have 30 days to arrive at a mutually agreeable price. If the parties cannot agree on a price within such 30-day period, the price based on the fair market value of Salient Partners, TEF GP, TEF LLC, and EA LP, will be determined by independent appraisers selected by the parties. Following determination of the price, the Salient Owners have the first right exercisable within ten days following the price determination to exercise their right to buy the Company’s interest in Salient Partners, TEF GP, TEF LLC, and EA LP from the Company. The purchase price is payable 50% in cash and the balance in the form of a promissory note maturing three years following its date of issuance and bearing interest at the prime rate. If the Salient Owners do not exercise their right to purchase the Company’s interest in Salient Partners, TEF GP, TEF LLC, and EA LP, the Company has the right to purchase the Salient Owners’ interests in such entities. If the Company exercises its right to purchase the Salient Owners’ interest, certain principals of Salient Partners are obligated to enter into employment agreements with the Company with a minimum term of two-years (which shall contain a coterminous non-compete provision) with compensation and upon terms mutually acceptable to the parties (but in no event with compensation less than that which is being received by a principal at such time). In the event of a sale, the Company would be obligated to fund an incentive plan payable to employees of Salient in an amount dependant upon the purchase price. If following commencement of the process neither party exercises its right to purchase the other parties’ interest, the ownership would remain the same with the purchase right exercisable again at a future date by either party.

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

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at June 30, 2008.

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

In May 2005, SMH acted as placement agent for a private placement of $50.0 million in convertible preferred stock of Ronco Corporation, a company involved in direct response marketing. Subsequent to the offering, Ronco experienced financial difficulties and ultimately filed a voluntary petition under Chapter 11 of the Bankruptcy Code on June 14, 2007.  The bankruptcy court approved the sale of substantially all of Ronco’s assets in August 2007, and the case has been converted to liquidation under Chapter 7. It is unlikely that there will be any distribution to its unsecured creditors or equity security holders.  In 2007, SMH wrote off a $3.0 million subordinated working capital loan that it made to Ronco in 2006.  SMH is a defendant in one proceeding related to Ronco.

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

The Company and its subsidiaries have obligations under operating leases that expire through 2018 with initial noncancelable terms in excess of one year.

11.	BUSINESS SEGMENT INFORMATION

SMHG has two operating segments, Asset/Wealth Management and Capital Markets, and one non-operating segment, Corporate Support and Other. The business segments are based upon factors such as the services provided and distribution channels served. Certain services are provided to customers through more than one of our business segments.

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

The Corporate Support and Other segment includes realized and unrealized gains and losses on the Company’s investment portfolios, and interest and dividends earned on our cash and securities positions. Unallocated corporate revenue and expenses are included in Corporate Support and Other. Gains and losses from sports representation and management services performed by SSG are included in Corporate Support and Other.

The following summarizes certain financial information of each reportable business segment for the three and six months ended June 30, 2008 and 2007, respectively. SMHG does not analyze asset information in all business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Revenue:
Asset/Wealth Management	$31,918	$26,021	$62,537	$49,705
Capital Markets:
Investment banking	4,742	6,580	5,398	13,804
Institutional brokerage	4,981	3,721	8,738	8,365
Prime brokerage services	10,664	8,802	21,184	17,671
Capital Markets Total	20,387	19,103	35,320	39,840
Corporate Support and Other	4,406	1,073	3,670	2,135
Total	$56,711	$46,197	$101,527	$91,680

Income (loss) before equity in income (loss) of limited partnerships, minority interests, and income taxes:
Asset/Wealth Management	$9,605	$6,773	$18,801	$13,205
Capital Markets:
Investment banking	542	1,634	(2,630)	3,205
Institutional brokerage	382	185	373	811
Prime brokerage services	940	936	1,447	2,009
Capital Markets Total	1,864	2,755	(810)	6,025
Corporate Support and Other	(285)	(7,096)	(5,306)	(10,322)
Total	$11,184	$2,432	$12,685	$8,908

Equity in income (loss) of limited partnerships:
Asset/Wealth Management	$4,395	$3,907	$4,858	$3,319
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support and Other	106	(5)	(2,106)	268
Total	$4,501	$3,902	$2,752	$3,587

Minority interests in net income of consolidated companies:
Asset/Wealth Management	$(5,371)	$(4,521)	$(8,472)	$(6,360)
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support and Other	-	-	-	-
Total	$(5,371)	$(4,521)	$(8,472)	$(6,360)

Income (loss) before income taxes:
Asset/Wealth Management	$8,629	$6,159	$15,187	$10,164
Capital Markets:
Investment banking	542	1,634	(2,630)	3,205
Institutional brokerage	382	185	373	811
Prime brokerage services	940	936	1,447	2,009
Capital Markets Total	1,864	2,755	(810)	6,025
Corporate Support and Other	(179)	(7,101)	(7,412)	(10,054)
Total	$10,314	$1,813	$6,965	$6,135

12.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2008	2007
	(in thousands)

Cash payment for income taxes, net	$556	$3,748
Cash paid for interest	9	16
Noncash investing activities:
Acquisitions:
Receivables	10	-
Accounts payable and accrued liabilities	(290)	-
Minority interests	77	-
Common stock	(23,933)	-
Noncash financing activities:
Dividends declared not yet paid	1,259	1,112

13.	RELATED PARTIES

The Company had receivables from related parties totaling $9.7 million at June 30, 2008, primarily consisting of $4.5 million of advances to unconsolidated related entities to fund operating expenses, $3.9 million of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company, and $715,000 of management fees receivable from the limited partnerships that the Company manages.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. We caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for our services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where we do business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of our trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; and (11) demand for our services; and (12) litigation and securities law liabilities. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. The Company does not undertake to publicly update or revise any forward-looking statements.

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

Components of Revenue and Expenses

Revenue. Our revenue is comprised primarily of (1) fees from asset-based advisory services, asset management, financial planning, and fiduciary services, (2) commission revenue from wealth advisory, prime and institutional brokerage transactions, (3) investment banking revenue from corporate finance fees, merger and acquisition fees, and merchant banking fees, and (4) principal transactions. We also earn interest on cash held and receive dividends from the equity and fixed income securities held in our corporate capital accounts, earn fees through the sale of insurance products, and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the second quarter of 2008, compensation and benefits represented 64.0% of total expenses and 51.4% of total revenue, compared to 62.2% of total expenses and 59.0% of total revenue during the second quarter of 2007. During the first six months of 2008, compensation and benefits represented 64.8% of total expenses and 56.7% of total revenue, compared to 64.9% of total expenses and 58.6% of total revenue for the same period in 2007.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Total revenue was $56.7 million for the second quarter of 2008 compared to $46.2 million for the same quarter in 2007, an increase of $10.5 million, or 22.8%, primarily reflecting increases in revenue from investment advisory and related services and principal transactions revenue partially offset by a decrease in investment banking revenue. Total expenses for the second quarter of 2008 increased $1.7 million, or 4.0%, to $45.5 million from $43.8 million in the same quarter of the previous year principally due to higher employee compensation and benefits due to the revenue growth in the asset/wealth management segment. Equity in income of limited partnerships increased to $4.5 million for the second quarter of 2008 compared to $3.9 million for the second quarter of 2007, primarily due to an increase in the value of the investment portfolio of one of the limited partnerships that we manage. Net income was $6.2 million, or $0.23 per diluted common share, for the second quarter of 2008 compared to net income of $1.1 million, or $0.04 per diluted common share, for the second quarter of 2007.

Revenue from investment advisory and related services increased to $22.6 million in the second quarter of 2008 from $17.0 million in the same quarter of 2007, primarily due to higher assets under management at Salient, as well as the acquisitions of Rikoon, Dickenson, Leonetti, and Miller-Green, and the opening of a retail branch in Boca Raton, Florida. Commission revenue increased to $14.6 million in the second quarter of 2008 from $13.8 million for the same period in 2007, primarily as a result of an increase in trading volume in the asset/wealth management segment. Investment banking revenue decreased to $6.7 million during the second quarter of 2008 from $9.1 million in the same period of 2007, principally due to decreases in private placement income and merger and acquisition fees. Principal transactions revenue increased from $2.8 million for the second quarter of 2007 to $8.3 million for the second quarter of 2008, primarily as the result of an increase in the value of our investment portfolios. Also, principal transactions revenue from the sale of fixed income products increased to $3.4 million during the second quarter of 2008 from $1.1 million in the same period of 2007. Interest and dividend income decreased to $1.0 million in the second quarter of 2008 from $2.0 million in the same period last year due to a decrease in the amount of money in the firm’s accounts that are earning interest income and a decline in interest rates. Other income increased from $1.6 million during the second quarter of 2007 to $3.6 million during the same period in 2008 reflecting growth in hedge fund servicing revenue and third-party marketing fees.

During the three months ended June 30, 2008, employee compensation and benefits increased to $29.1 million from $27.2 million in the same period last year due to higher employee compensation and benefits resulting from the revenue growth in the asset/wealth management segment. During the three months ended June 30, 2008, floor brokerage, exchange, and clearance fees decreased to $1.4 million from $1.9 million in the same period last year as the result of lower trading volume in the proprietary trading operations of our Concept Capital division. Communications and data processing costs increased to $3.2 million in the second quarter of 2008 from $2.9 million in the same period last year, primarily due to higher clearing firm service fees. Occupancy costs were $3.3 million in the second quarter of 2008 compared to $2.9 million in the second quarter of 2007 due to an increase in the amount of rental space occupied by Salient, the addition of Rikoon, Dickenson, Leonetti, and Miller-Green, and the opening of a new retail branch in Boca Raton, Florida. Amortization of intangible assets increased to $234,000 for the second quarter of 2008 compared to $139,000 for the second quarter of 2007 due to the addition of Rikoon, Dickenson, Leonetti, and Miller-Green. Other general and administrative expenses decreased to $8.2 million during the second quarter of 2008 from $8.7 million in the second quarter of last year. The decrease in other general and administrative expenses was primarily due to a decrease in the provision for bad debts which was partially offset by increases in outside sales commissions and legal expenses.

Our effective tax rate was 40.0% for the three months ended June 30, 2008 compared to 39.1% for the three months ended June 30, 2007. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

RESULTS BY SEGMENT

Asset/Wealth Management

	Three Months Ended June 30,
	2008	2007
	(in thousands)

Revenue	$31,918	$26,021

Income before income taxes	$8,629	$6,159

Revenue from asset/wealth management increased to $31.9 million from $26.0 million and income before income taxes increased to $8.6 million from $6.2 million. Investment advisory and related services revenue increased to $22.6 million from $17.0 million, primarily due to higher assets under management at Salient, as well as the acquisitions of Rikoon, Dickenson, Leonetti, and Miller-Green, and the opening of a retail branch in Boca Raton, Florida. Total expenses increased to $22.3 million from $19.2 million, primarily due to increased employee compensation related to the higher revenue. Asset/wealth management also experienced increases in occupancy costs, outside sales commissions, and legal expenses. Equity in income of limited partnerships increased to $4.4 million from $3.9 million, principally due to an increase in the value of the investment portfolio of one of the limited partnerships that we manage. Minority interests in net income of consolidated subsidiaries, which reduces the Company’s pretax income, increased to $5.4 million from $4.5 million, principally due to increases in the values of the investment portfolios of the limited partnerships.

Capital Markets

Investment Banking

	Three Months Ended June 30,
	2008	2007
	(in thousands)

Revenue	$4,742	$6,580

Income before income taxes	$542	$1,634

Revenue from investment banking decreased to $4.7 million from $6.6 million and income before income taxes decreased to $542,000 from $1.6 million. The revenue decrease is due to decreases in private placement income and merger and acquisition fees caused by weakness in the financial markets that has adversely affected the volume and timing of our clients’ investment banking transactions. Total expenses decreased to $4.2 million from $4.9 million. The decrease in expenses is attributable to decreased employee compensation, which is partially tied to revenue.

Institutional Brokerage

	Three Months Ended June 30,
	2008	2007
	(in thousands)

Revenue	$4,981	$3,721

Income before income taxes	$382	$185

Revenue from institutional brokerage increased to $5.0 million from $3.7 million and income before income taxes increased to $382,000 from $185,000. Commission revenue increased to $3.9 million from $2.4 million reflecting a $1.3 million increase in commissions from the sale of collateralized debt obligations in our fixed income division. Total expenses increased to $4.6 million from $3.5 million, primarily due to increased employee compensation related to the higher revenue.

Prime Brokerage Services

	Three Months Ended June 30,
	2008	2007
	(in thousands)

Revenue	$10,664	$8,802

Income before income taxes	$940	$936

Revenue from prime brokerage services increased to $10.7 million from $8.8 million and income before income taxes increased to $940,000 from $936,000. Principal transactions revenue increased to $3.3 million from $1.6 million reflecting an increase in revenue earned from the sale of fixed income products. In addition, commission revenue and third-party marketing fees increased to $6.7 million from $6.1 million reflecting growth in hedge fund servicing revenue. Total expenses increased to $9.7 million from $7.9 million reflecting increased compensation and outside sales commissions related to the increased revenue.

Corporate Support and Other

	Three Months Ended June 30,
	2008	2007
	(in thousands)

Revenue	$4,406	$1,073

Loss before income taxes	$(179)	$(7,101)

Revenue from corporate support and other increased to $4.4 million from $1.1 million and the loss before income taxes decreased to $179,000 from $7.1 million. Revenue from principal transactions, which consists principally of changes in the values of our investment portfolios, increased to $3.7 million from a loss of $25,000. Total expenses decreased to $4.7 million from $8.2 million, primarily due to a $3.0 million provision for bad debts related to a note receivable that was recorded in the second quarter of 2007. Equity in income (loss) of limited partnerships increased to income of $106,000 from a loss of $5,000, principally due to an increase in the value of our direct investment in one limited partnership. This increase was partially offset by a decrease in the value of our direct investment in another limited partnership.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Total revenue was $101.5 million for the six months ended June 30, 2008 compared to $91.7 million for the same period in 2007, an increase of $9.8 million, or 10.7%, primarily reflecting increases in revenue from investment advisory and related services and principal transactions revenue partially offset by a decline in investment banking revenue. Total expenses for the six months ended June 30, 2008 increased $6.0 million, or 7.3%, to $88.8 million from $82.8 million in the same period of the previous year, principally due to higher employee compensation and benefits due to the revenue growth in the asset/wealth management segment. Also, communications and data processing expense increased primarily due to higher clearing firm service fees. Equity in income of limited partnerships was $2.8 million for the six months ended June 30, 2008 compared to $3.6 million for the same period in 2007, principally due to a smaller increase in the value of our investments in limited partnerships in 2008 compared to 2007. Net income was $4.1 million, or $0.16 per diluted common share, for the six months ended June 30, 2008 compared to net income of $3.8 million, or $0.15 per diluted common share, for the same period in 2007.

Revenue from investment advisory and related services increased to $43.4 million for the six months ended June 30, 2008 from $31.9 million in the same period of 2007, primarily due to the conversion of Edelman’s assets under management from a commission-based to a fee-based compensation structure and to the addition of assets under management at Salient. Additionally, the acquisitions of Rikoon, Dickenson, Leonetti, and Miller-Green, and the opening of a retail branch in Boca Raton, Florida, contributed to the growth in investment advisory fee revenue. Commission revenue increased to $28.6 million for the six months ended June 30, 2008 from $27.3 million for the same period in 2007, primarily as a result of an increase in trading volume in the asset/wealth management division. Investment banking revenue decreased to $9.0 million for the six months ended June 30, 2008 from $19.2 million in the same period of 2007, principally due to decreases in private placement income and merger and acquisition fees. Principal transactions revenue increased from $6.1 million for the six months ended June 30, 2007 to $11.0 million for the same period in 2008, primarily as the result of increases in the value of our investment portfolios. Also, principal transactions revenue from the sale of fixed income products increased to $5.7 million for the six months ended June 30, 2008 from $2.7 million for the same period of 2007. Interest and dividend income decreased to $2.2 million for the six months ended June 30, 2008 from $3.9 million in the same period last year due to a decrease in the amount of money in the firm’s accounts that are earning interest income and a decline in interest rates. Other income increased from $3.2 million for the six months ended June 30, 2007 to $7.3 million during the same period in 2008 reflecting growth in hedge fund servicing revenue and third-party marketing fees.

During the six months ended June 30, 2008, employee compensation and benefits increased to $57.6 million from $53.8 million in the same period last year due to higher employee compensation and benefits resulting from the revenue growth in the asset/wealth management segment. Floor brokerage, exchange, and clearance fees decreased to $2.8 million for the six months ended June 30, 2008 from $3.4 million in the same period in 2007 reflecting lower clearing and execution costs resulting from a decline in trading volume. Communications and data processing costs increased to $6.1 million for the six months ended June 30, 2008 from $5.1 million in the same period last year, primarily due to higher clearing firm service fees. Occupancy costs were $6.6 million for the six months ended June 30, 2008 compared to $6.0 million in the same period of 2007 due to an increase in the amount of rental space occupied by SMH and Salient, the addition of Rikoon, Dickenson, Leonetti, and Miller-Green, and the opening of a new retail branch in Boca Raton, Florida. Interest expense decreased to $11,000 for the six months ended June 30, 2008 from $21,000 for the same period in 2007. Amortization of intangible assets increased to $403,000 for the six months ended June 30, 2008 compared to $139,000 for the same period in 2007 due to the addition of Rikoon, Dickenson, Leonetti, and Miller-Green. Other general and administrative expenses increased to $15.3 million during the six months ended June 30, 2008 from $14.4 million in the same period of last year. The increase in other general and administrative expenses was primarily due to increases in outside sales commissions and legal expenses partially offset by a decrease in the provision for bad debts.

Our effective tax rate was 41.3% for the six months ended June 30, 2008 compared to 37.3% for the six months ended June 30, 2007. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

RESULTS BY SEGMENT

Asset/Wealth Management

	Six Months Ended June 30,
	2008	2007
	(in thousands)

Revenue	$62,537	$49,705

Income before income taxes	$15,187	$10,164

Revenue from asset/wealth management increased to $62.5 million from $49.7 million and income before income taxes increased to $15.2 million from $10.2 million. Investment advisory and related services revenue increased to $43.4 million from $31.7 million, primarily due to the conversion of Edelman’s assets under management from a commission-based to a fee-based compensation structure and to the addition of assets under management at Salient. Additionally, the acquisitions of Rikoon, Dickenson, Leonetti, and Miller-Green, and the opening of a retail branch in Boca Raton, Florida, contributed to the growth in investment advisory fee revenue. Commission revenue increased to $11.2 million from $10.1 million, primarily as a result of an increase in trading volume. Total expenses increased to $43.7 million from $36.5 million, primarily due to increased employee compensation related to the higher revenue. Asset/wealth management also experienced increases in occupancy costs, outside sales commissions, and legal expenses. Equity in income of limited partnerships increased to $4.9 million from $3.3 million, principally due to an increase in the value of the investment portfolio of one of the limited partnerships that we manage. Minority interests in net income of consolidated subsidiaries, which reduces the Company’s pretax income, increased to $8.5 million from $6.4 million, principally due to increases in the values of the investment portfolios of the limited partnerships.

Capital Markets

Investment Banking

	Six Months Ended June 30,
	2008	2007
	(in thousands)

Revenue	$5,398	$13,804

Income (loss) before income taxes	$(2,630)	$3,205

Revenue from investment banking decreased to $5.4 million from $13.8 million and income (loss) before income taxes decreased to a loss of $2.6 million from income of $3.2 million. The revenue decrease is due to decreases in private placement income and merger and acquisition fees caused by weakness in the financial markets that has adversely affected the volume and timing of our clients’ investment banking transactions. Total expenses decreased to $8.0 million from $10.6 million. The decrease in expenses is attributable to decreased employee compensation, which is partially tied to revenue.

Institutional Brokerage

	Six Months Ended June 30,
	2008	2007
	(in thousands)

Revenue	$8,738	$8,365

Income before income taxes	$373	$811

Revenue from institutional brokerage increased to $8.7 million from $8.4 million and income before income taxes decreased to $373,000 from $811,000. Commission revenue increased to $6.7 million from $5.5 million reflecting a $2.0 million increase in commissions from the sale of collateralized debt obligations in our fixed income division. This increase was partially offset by a decline in the number of shares traded in our institutional equity division. This decline is largely the result of the growth in electronic trading strategy execution software that replaces, in some cases, the role of traditional traders. Additionally, sales credits from syndicate and investment banking activities declined to $453,000 from $1.4 million reflecting a lower volume of offerings sold by the institutional division. Total expenses increased to $8.4 million from $7.6 million, primarily due to increased employee compensation related to the higher commission revenue.

Prime Brokerage Services

	Six Months Ended June 30,
	2008	2007
	(in thousands)

Revenue	$21,184	$17,671

Income before income taxes	$1,447	$2,009

Revenue from prime brokerage services increased to $21.2 million from $17.7 million and income before income taxes decreased to $1.4 million from $2.0 million. Commission revenue and third-party marketing fees increased to $14.2 million from $11.6 million reflecting growth in hedge fund servicing revenue. In addition, principal transactions revenue increased to $6.0 million from $4.1 million reflecting an increase in revenue earned from the sale of fixed income products. Total expenses increased to $19.7 million from $15.7 million reflecting increased compensation and outside sales commissions related to the increased revenue.

Corporate Support and Other

	Six Months Ended June 30,
	2008	2007
	(in thousands)

Revenue	$3,670	$2,135

Loss before income taxes	$(7,412)	$(10,054)

Revenue from corporate support and other increased to $3.7 million from $2.1 million and the loss before income taxes decreased to $7.4 million from $10.1 million. Revenue from principal transactions, which consists principally of changes in the values of our investment portfolios, increased to a gain of $2.3 million from a loss of $259,000. Interest and dividend income decreased to $1.2 million from $2.0 million due to a decrease in the amount of money in the firm’s accounts that are earning interest income and a decline in interest rates. Total expenses decreased to $9.0 million from $12.5 million, primarily due to a $3.0 million provision for bad debts related to a note receivable that was recorded in the second quarter of 2007. Equity in income (loss) of limited partnerships decreased to a loss of $2.1 million from income of $268,000, principally due to a decrease in the value of our direct investment in one limited partnership.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting mainly of internally generated earnings and liquid assets we currently hold.

At June 30, 2008, we had $20.1 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, marketable securities owned, and securities available for sale represented 13.4% of our total assets at the end of the second quarter.

Receivables turnover, calculated as annualized revenue divided by average receivables, was four for the six months ended June 30, 2008 compared to five for the same period in the prior year. The decrease in the receivables turnover is due to an increase in average receivables from related parties that typically mature in one to five years. The allowance for doubtful accounts as a percentage of receivables was 8.2% at June 30, 2008 compared to 5.0% at December 31, 2007. The increase in the allowance for doubtful accounts as a percentage of receivables was the result of a $805,000 provision for bad debts related to uncollectible receivables recorded in the first six months of 2008.

For the six months ended June 30, 2008, net cash provided by operations totaled $15.6 million versus net cash provided by operations of $7.0 million during the same period in 2007. Marketable securities owned decreased by $5.3 million during the first six months of 2008, securities sold, not yet purchased decreased by $6.6 million, and payables to broker-dealers and clearing organizations increased by $44,000. The change in marketable securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations is primarily due to the trading portfolios of our proprietary trading operations. The Company’s proprietary trading operations carry both long and short equity securities. These trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market. We employ hedging strategies designed to insulate the net value of our trading inventories from fluctuations in the general level of interest rates and equity price variances. We finance a portion of our trading positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $59.5 million at June 30, 2008 compared to $61.1 million at December 31, 2007. This decrease is the result of net dispositions of investment positions as well as changes in the values of our investment portfolios. Management believes its investment in limited partnerships is a critical part of its capital market investing activities that has historically generated favorable returns for the Company. These limited partnerships typically have a ten-year life.

Capital expenditures for the first six months of 2008 were $6.5 million, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for our growth.

At June 30, 2008, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum. Salient Trust Co., LTA was in compliance with the Texas Department of Banking net capital requirements and had capital in excess of the required minimum.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the six months ended June 30, 2008, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Our financial services business is affected by general economic conditions. Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management or advisement.

At June 30, 2008, securities owned by the Company were recorded at a fair value of $78.5 million, including $19.0 million in marketable securities, $49.5 million representing the Company’s investments in limited partnerships, and $10.0 million representing other not readily marketable securities.

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

There are market, credit and counterparty, and liquidity risks associated with our market making, principal trading, merchant banking, arbitrage, and underlying activities. We may experience significant losses if the value of our marketable security positions deteriorates.

At June 30, 2008, Salient had securities available for sale with a fair value of $721,000. These securities have an original cost of $459,000 and are subject to equity price risk. At June 30, 2008, the unrealized increase in fair value totaling $262,000, less tax of $105,000, has been included as a separate component of shareholders’ equity.

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the fiscal period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes made in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2005, SMH acted as placement agent for a private placement of $50.0 million in convertible preferred stock of Ronco Corporation, a company involved in direct response marketing. Subsequent to the offering, Ronco experienced financial difficulties and ultimately filed a voluntary petition under Chapter 11 of the Bankruptcy Code on June 14, 2007.  The bankruptcy court approved the sale of substantially all of Ronco’s assets in August 2007, and the case has been converted to liquidation under Chapter 7. It is unlikely that there will be any distribution to its unsecured creditors or equity security holders.  In 2007, SMH wrote off a $3.0 million subordinated working capital loan that it made to Ronco in 2006.  SMH is a defendant in one proceeding related to Ronco.

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

Item 1A. Risk Factors

Information regarding risk factors associated with our business is set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 13, 2008. These risk factors describe some of the assumptions, risks, uncertainties, and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have not been any material changes from the risk factors associated with our business as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2008, the Company issued an aggregate of 2,673,429 unregistered shares of common stock to The Edelman Financial Center, Inc. and Ric Edelman as partial consideration for the purchase of an additional 25% member interest in The Edelman Financial Center, LLC. The shares were valued at $22.2 million, or $8.30 per share. In addition to the shares, The Edelman Financial Center, Inc. and Ric Edelman received a cash payment of $22.2 million. The shares were issued by the Company without registration under the Securities Act of 1933 pursuant to and in reliance on Section 4(2) of such Act, relating to transactions not involving a public offering, and Regulation D thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

On May 22, 2008, the Company held its annual meeting of shareholders to elect nine directors to the Company’s Board of Directors, each for a term of one year, and to ratify the appointment of KPMG LLP as the Company’s independent registered public accountants for fiscal 2008.

At the annual meeting, each nominee was elected and the results of the votes were as follows:

	Number of	Number of	Number of	Number of
	Shares	Shares	Shares	Broker
	Voted For	Voted Against	Withheld	Non-Votes

George L. Ball	22,827,114	-	243,928	-
Richard E. Bean	22,862,036	-	209,006	-
Charles W. Duncan III	22,861,836	-	209,206	-
Scott B. McClelland	22,861,836	-	209,206	-
Ben T. Morris	22,367,118	-	703,924	-
Dr. Albert W. Niemi, Jr.	22,740,394	-	330,648	-
Nolan Ryan	22,859,073	-	211,969	-
Don A. Sanders	22,861,346	-	209,696	-
W. Blair Waltrip	22,791,836	-	279,206	-

At the annual meeting, the appointment of KPMG LLP as the Company’s independent registered public accountants for fiscal 2008 was also approved. A total of 22,968,222 votes were cast in favor of such proposal with 91,074 votes cast against the proposal and 11,746 votes abstaining from voting on the proposal.

Item 5. Other Information

None.

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

*10.08
Agreement and Fifth Amendment to Credit Agreement and Amendment to Interest Rate Agreement dated as of May 31, 2008, among Sanders Morris Harris Group Inc. and JPMorgan Chase Bank, National Association.

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

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
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

Date: August 11, 2008