Form 10-Q
period 2008-09-30
SANDERS MORRIS HARRIS GROUP INC
filed 2008-11-10
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30066

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

As of November 7, 2008, the registrant had 28,122,304 outstanding shares of common stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Cash and cash equivalents	$26,025	$46,503
Receivables, net of allowance of $3,360 and $2,330, respectively
Broker-dealers and clearing organizations	2,534	232
Customers	23,683	25,147
Related parties	11,086	14,676
Other	78,086	4,408
Deposits with clearing organizations	1,060	1,095
Securities owned	64,674	84,898
Securities available for sale	-	759
Furniture, equipment, and leasehold improvements, net	19,221	16,613
Other assets and prepaid expenses	1,921	2,329
Goodwill, net	119,538	88,461
Other intangible assets, net	12,991	6,427
Total assets	$360,819	$291,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$34,463	$29,523
Borrowings	-	200
Deferred tax liability, net	19,474	137
Securities sold, not yet purchased	15,468	15,432
Payable to broker-dealers and clearing organizations	18	2,973
Total liabilities	69,423	48,265

Commitments and contingencies

Minority interests	11,616	20,105

Shareholders' equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,171,241 and 25,765,806 shares issued, respectively	292	258
Additional paid-in capital	232,203	204,596
Retained earnings	53,706	23,422
Accumulated other comprehensive income	-	161
Treasury stock, at cost, 1,049,085 and 929,285 shares, respectively	(6,421)	(5,259)
Total shareholders' equity	279,780	223,178
Total liabilities and shareholders' equity	$360,819	$291,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Investment advisory and related services	$19,658	$19,580	$58,720	$51,450
Commissions	13,880	12,883	42,497	40,209
Investment banking	4,094	8,449	10,792	27,694
Principal transactions	5,269	2,215	16,231	8,313
Interest and dividends	1,591	1,374	3,725	5,272
Other income	2,468	1,649	9,721	4,892
Total revenue	46,960	46,150	141,686	137,830

Expenses:
Employee compensation and benefits	29,978	26,371	83,401	80,123
Floor brokerage, exchange, and clearance fees	1,638	1,480	4,484	4,861
Communications and data processing	2,543	2,516	8,491	7,647
Occupancy	3,547	2,903	9,713	8,870
Interest	400	9	400	30
Amortization of intangible assets	165	95	568	234
Other general and administrative	6,220	5,976	20,540	20,357
Total expenses	44,491	39,350	127,597	122,122

Income before equity in income of limited partnerships, minority interests, and income taxes	2,469	6,800	14,089	15,708
Equity in income of limited partnerships	43,285	711	46,556	4,298
Income before minority interests and income taxes	45,754	7,511	60,645	20,006
Minority interests in net (income) loss of consolidated companies	941	(4,586)	(7,011)	(10,946)
Income before income taxes	46,695	2,925	53,634	9,060
Provision for income taxes	17,735	1,082	20,589	3,371
Net income	$28,960	$1,843	$33,045	$5,689

Earnings per common share:
Basic	$1.03	$0.07	$1.24	$0.23
Diluted	$1.03	$0.07	$1.23	$0.23

Weighted average common shares outstanding:
Basic	28,033	24,801	26,583	24,715
Diluted	28,192	25,095	26,764	25,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2008
(in thousands, except share and per share amounts)
(unaudited)

	Amounts		Shares
Common stock:
Balance, beginning of period	$258		25,765,806
Stock issued for acquisitions	29		2,859,996
Stock issued pursuant to employee benefit plan	5		545,439
Balance, end of period	292		29,171,241
Additional paid-in capital:
Balance, beginning of period	204,596
Stock issued for acquisitions	23,905
Stock issued pursuant to employee benefit plan; including tax benefit	1,523
Stock-based compensation expense	2,179
Balance, end of period	232,203
Retained earnings:
Balance, beginning of period	23,422
Cumulative effect of adoption of a new accounting principle	893
Cash dividends ($0.135 per share)	(3,654)
Net income	33,045	33,045
Balance, end of period	53,706	33,045
Accumulated other comprehensive income (loss):
Balance, beginning of period	161
Net change in unrealized appreciation on securities available for sale	(267)	(267)
Income tax benefit on change in unrealized appreciation on securities available for sale	106	106
Balance, end of period	-	(161)
Comprehensive income		32,884
Treasury stock:
Balance, beginning of period	(5,259)		(929,285)
Acquisition of treasury stock	(1,162)		(119,800)
Balance, end of period	(6,421)		(1,049,085)
Total shareholders' equity and common shares outstanding	$279,780		28,122,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
(in thousands)
(unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,045	$5,689
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on securities available for sale	(205)	(1)
Loss on sales of assets	79	53
Depreciation	2,866	2,462
Provision for bad debts	978	3,228
Stock-based compensation expense	2,179	1,780
Amortization of intangible assets	568	234
Deferred income taxes	19,443	(3,108)
Equity in income of limited partnerships	(46,556)	(4,298)
Minority interests in net income of consolidated companies	7,011	10,946
Unrealized and realized loss on not readily marketable securities owned, net	4,836	2,185
Not readily marketable securities owned received for payment of investment banking fees	(581)	(1,692)
Net change in:
Receivables	820	(15,008)
Deposits with clearing organizations	35	(9)
Marketable securities owned	(1,404)	5,824
Other assets and prepaid expenses	(393)	(331)
Accounts payable and accrued liabilities	906	(715)
Securities sold, not yet purchased	36	(5,538)
Payable to broker-dealers and clearing organizations	(2,955)	6,983
Net cash provided by operating activities	20,708	8,684
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,203)	(3,231)
Acquisitions, net of cash acquired of $126 and $59, respectively	(29,070)	(8,249)
Purchases of not readily marketable securities owned	(882)	(22,452)
Proceeds from sales of not readily marketable securities owned	11,020	4,476
Proceeds from sales and maturities of securities available for sale	697	584
Proceeds from sales of assets	266	39
Net cash used in investing activities	(25,172)	(28,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,162)	-
Proceeds from shares issued pursuant to employee benefit plan	1,164	428
Tax benefit of stock options exercised	364	119
Proceeds from borrowings	250	145
Repayment of borrowings	(450)	(500)
Investments by minority interests	-	40
Distributions to minority interests	(13,791)	(6,645)
Payments of cash dividends	(2,389)	(3,326)
Net cash used in financing activities	(16,014)	(9,739)
Net decrease in cash and cash equivalents	(20,478)	(29,888)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,503	68,861
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,025	$38,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations

Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including asset and wealth management (including investment advice and management, financial planning, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage services, and research). The Company’s operating subsidiaries include SMH Capital Inc. (formerly Sanders Morris Harris Inc.) (“SMH”), SMH Capital Advisors, Inc. (“Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), Miller-Green Financial Services, Inc. (“Miller-Green”), and Select Sports Group, Ltd. (“SSG”). The Company serves a diverse group of institutional, corporate, and individual clients.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at September 30, 2008 and December 31, 2007, our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, our consolidated changes in shareholders’ equity for the nine months ended September 30, 2008, and our consolidated cash flows for the nine months ended September 30, 2008 and 2007. All adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for the Company on January 1, 2009. At September 30, 2008, the Company had $11.6 million in minority interests that would be reported as a component of equity under the requirements of SFAS No. 160.

2.	ACQUISITIONS

On April 1, 2008, the Company acquired 100% of Miller-Green for cash consideration of $3.0 million. At acquisition, Miller-Green, based in Houston, Texas, managed approximately $400 million in assets. The acquisition was accounted for as a purchase and, accordingly, the financial information of Miller-Green has been included in the Company’s consolidated financial statements from April 1, 2008. The consideration exceeded the fair market value of identifiable net tangible assets by $3.0 million, which has been recorded as other intangible assets.

On February 29, 2008, the Company acquired a 50.1% membership interest in Leonetti for consideration of $5.75 million paid in a combination of cash and shares of the Company’s common stock. The Company agreed to purchase additional 10% membership interests in March 2013, 2014, and 2015, payable in a combination of cash and shares of the Company’s common stock. The purchase price for the additional membership interests will be based on a multiple of the net income of Leonetti for the previous year. At acquisition, Leonetti, based in Buffalo Grove, Illinois, managed approximately $400 million in assets. The acquisition was accounted for as a purchase and, accordingly, the financial information of Leonetti has been included in the Company’s consolidated financial statements from February 29, 2008. The consideration exceeded the fair market value of identifiable net tangible assets by $6.1 million, $2.0 million of which has been recorded as goodwill and $4.1 million of which has been recorded as other intangible assets.

On September 14, 2007, the Company acquired a 50.1% interest in Dickenson, an insurance agency with four registered agents based in Solon, Ohio. The acquisition was accounted for as a purchase and, accordingly, the financial information of Dickenson has been included in the Company’s consolidated financial statements from September 14, 2007. The consideration of $6.0 million, consisting of a combination of cash and shares of the Company’s common stock, exceeded the fair market value of identifiable net tangible assets by $6.0 million, $4.6 million of which has been recorded as goodwill and $1.4 million of which has been recorded as other intangible assets.

On May 24, 2007, the Company acquired a 75% interest in Rikoon for cash consideration of $6.0 million of which $1.3 million was recorded as compensation expense. The Company agreed to purchase an additional 5% interest in February 2011 for cash consideration ranging from a minimum of $3.0 million to a maximum of $5.0 million based on the amount by which Rikoon’s average earnings before interest, taxes, depreciation, and amortization (“EBITDA”) varies from the threshold EBITDA specified in the purchase agreement. At acquisition, Rikoon, based in Santa Fe, New Mexico, managed approximately $400 million in assets. The acquisition was accounted for as a purchase and, accordingly, the financial information of Rikoon has been included in the Company’s consolidated financial statements from May 24, 2007. The consideration exceeded the fair market value of identifiable net tangible assets by $4.4 million, which has been recorded as other intangible assets.

On May 10, 2005, the Company acquired a 51% interest in Edelman, one of the leading financial planning firms in the country. Edelman, based in Fairfax, Virginia, manages approximately $3.4 billion in assets. On May 12, 2008, the Company purchased an additional 25% membership interest in Edelman. The Company paid an amount determined based upon Edelman’s 2007 pretax income (the “Second Tranche Consideration”). The Second Tranche Consideration of $44.4 million, which was paid in a combination of cash and the Company’s common stock, has been recorded as goodwill.

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008		December 31, 2007
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Marketable:
Corporate stocks and options	$19,739	$15,468	$23,799	$15,432
Total marketable	19,739	15,468	23,799	15,432
Not readily marketable:
Limited partnerships	40,655	-	53,012	-
Warrants	3,722	-	5,649	-
Equities and options	558	-	2,438	-
Total not readily marketable	44,935	-	61,099	-
Total	$64,674	$15,468	$84,898	$15,432

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company. Not readily marketable securities consist of investments in limited partnerships, equities, options, and warrants. The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Environmental Opportunities Fund, L.P., Environmental Opportunities Fund II, L.P., Environmental Opportunities Fund II (Institutional), L.P., Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., SMH Credit Opportunity Fund, L.P. (formerly Tactical Opportunities High Yield Fund, L.P.), Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners, L.P., Concept Capital, LLC, Select Sports Group, Ltd., SMH Private Equity Group I, L.P., SMH Private Equity Group II, L.P., and SMH NuPhysicia, LLC.

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

The following table sets forth by level within the fair value hierarchy securities owned and securities sold, not yet purchased as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Securities owned	$19,300	$4,036	$41,338	$64,674
Securities sold, not yet purchased	15,416	52	-	15,468

The following table sets forth a summary of changes in the fair value of the Company’s level 3 securities owned for the three and nine months ended September 30, 2008:

	Level 3 Securities Owned
	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(in thousands)

Balance, beginning of period	$51,085	$55,880
Realized gains	47,735	47,560
Unrealized losses relating to securities still held at the reporting date	(5,161)	(3,621)
Purchases, issuances, and settlements	(52,321)	(58,481)
Balance, end of period	$41,338	$41,338

Net unrealized gains (losses) for level 3 securities owned are a component of “Principal transactions” and “Equity in income of limited partnerships” in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
		Equity in Income		Equity in Income
	Principal	of Limited	Principal	of Limited
	Transactions	Partnerships	Transactions	Partnerships
(in thousands)

Unrealized gains (losses) relating to securities still held at the reporting date	$(104)	$(5,057)	$152	$(3,773)

In May 2008, the Company, Salient Partners, L.P., and Endowment Advisers, L.P. began an appraisal process relating to Salient Partners’ and Endowment Advisers’ option to acquire the Company’s 50% interest in Salient Partners and its 23.15% interest in Endowment Advisers. The option was granted as part of the Company’s 2003 purchase of the interests.

In August 2008, agreements were reached which provided for Salient Partners’ and Endowment Advisers’ purchase of the Company’s interest in such entities for a total of $95.3 million. The terms of the agreements provide that Endowment Advisers will pay the Company annually the greater of $12.0 million in priority to other distributions, or 23% of total distributions, until the Company has received a total of $86.0 million plus 6% per annum. The Company received an additional $9.3 million note for its 50% interest in Salient Partners, payable with interest over a five-year period.

The Company recorded a receivable in the amount of $74.7 million representing the net present value of the expected receipts. The Company recognized a $48.5 million gain on this sale in the third quarter of 2008.

4.	BORROWINGS

During May 2005, the Company entered into a $15.0 million revolving credit facility with a bank. In May 2008, this credit agreement was amended to decrease the revolving credit facility to the lesser of $5.0 million or the loan value of certain collateral pledged to secure the revolving credit facility. The line of credit expires on May 31, 2009, unless extended. Borrowings under the line of credit bear interest at LIBOR plus 200 basis points. Interest is payable quarterly on this line of credit. The credit facility is secured by a pledge of ownership interests in three of the Company’s subsidiaries. Debt covenants require the Company to maintain certain debt to EBITDA and liquidity to funded debt ratios, as well as minimum assets under management. At September 30, 2008, the Company was in compliance with all covenants. There was no outstanding balance on the line of credit at September 30, 2008. The amount of available borrowings under the line of credit, which is reduced by letters of credit issued by the Company, was $3.8 million at September 30, 2008.

5.	INCOME TAXES

The difference between the effective tax rate reflected in the provision for income taxes and the statutory federal rate is analyzed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Expected federal tax at statutory rate of 34% for 2008 and 35% for 2007	$15,876	$1,024	$18,236	$3,171
State and other income taxes	1,859	58	2,353	200
Total	$17,735	$1,082	$20,589	$3,371

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examination by the taxing authorities for years before 2004. The Company files in several state tax jurisdictions. The Company is no longer subject to state income tax examination by the taxing authorities for years before 2004 with the exception of two jurisdictions which were voluntarily extended by the Company.

6.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has two types of stock-based compensation awards: (1) stock options and (2) restricted common stock.

The following table sets forth pertinent information regarding stock option transactions for the nine months ended September 30, 2008:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2008	856,385	$8.30
Granted	50,000	8.17
Exercised	(214,706)	4.90
Outstanding at September 30, 2008	691,679	9.35

Options exercisable at September 30, 2008	620,846	9.06

Incentive award shares available for grant at September 30, 2008	2,647,547

During the nine months ended September 30, 2008 and 2007, 214,706 and 55,200 options were exercised for which the Company received proceeds of $1.1 million and $257,000, respectively. The Company recognized pretax compensation expense of $131,000 and $116,000 during the nine months ended September 30, 2008 and 2007, respectively, related to stock options. The portion of stock-based compensation expense related to stock options that was unrecognized at September 30, 2008 was $151,000 and is expected to be recognized over a weighted average period of 0.92 years.

The following table summarizes certain information related to restricted common stock grants at September 30, 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2008	526,741	$13.39

Nonvested at September 30, 2008	702,386	11.21

For the nine months ended September 30, 2008:

Granted	334,558	8.74

Vested	155,088	13.28

Forfeited	3,825	12.15

Employees deferred compensation of $114,000 and $171,000 during the nine months ended September 30, 2008 and 2007, respectively, that was used to purchase restricted common stock. The Company recognized pretax compensation expense of $2.0 million and $1.7 million during the nine months ended September 30, 2008 and 2007, respectively, related to its restricted common stock plan. At September 30, 2008, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock was $5.2 million and is expected to be recognized over the next 4.5 years.

7.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock. Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices. Such repurchases are accounted for using the cost method. The Company repurchased 119,800 shares of its common stock during the nine months ended September 30, 2008 related to this program.

8.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share computations for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)

Net income	$28,960	$1,843	$33,045	$5,689

Earnings per common share:
Basic	$1.03	$0.07	$1.24	$0.23
Diluted	$1.03	$0.07	$1.23	$0.23

Weighted average number of common
shares outstanding:
Basic	28,033	24,801	26,583	24,715
Incremental common shares issuable under stock option plan, net	159	294	181	323
Diluted	28,192	25,095	26,764	25,038

Outstanding stock options of 310,000 and 305,000 for the three and nine months ended September 30, 2008 and 2007, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

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

In December 2006, Ric Edelman organized a new entity, Edelman Financial Advisors, LLC (“EFA”) to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area. The Company owns a 10% membership interest in EFA. We committed to initially loan EFA up to $20.0 million to cover its start-up expenses of which $10.0 million has been advanced and subsequently repaid. Mr. Edelman has guaranteed repayment of the EFA obligation to the extent of funds that will be owed to him by the Company in connection with the purchase of Edelman. There was no outstanding balance on the Company’s loan to EFA at September 30, 2008. EFA has entered into an agreement with Radio Networks, LLC, an affiliate of ABC, Inc. and The Walt Disney Company, to nationally syndicate Mr. Edelman’s weekly radio program. The program is being syndicated into 21 additional markets, including Albuquerque, Atlanta, Baltimore, Chicago, Cleveland, Columbus, Corsicana, Dallas, Detroit, Houston, Jackson, Los Angeles, Miami, Mt. Jackson, New York City, Orlando, Phoenix, Portland, San Diego, San Francisco, and Tucson.

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

In the normal course of business, the Company enters into underwriting commitments. There were no firm underwriting commitments open at September 30, 2008.

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

The Asset/Wealth Management segment provides investment advisory, wealth and investment management, and financial planning services to institutional and individual clients. It earns an advisory fee based on such factors as the amount of assets under management and the type of services provided. The Asset/Wealth Management segment may also earn commission revenue from the sale of equity, fixed income, mutual fund, and annuity products; and sales credits from the distribution of investment banking issues. In addition, performance fees may be earned for exceeding performance benchmarks for the investment portfolios in the limited partnerships that we manage. The Asset/Wealth Management segment also earns revenue from net interest on customers’ margin loan and credit account balances and sales credits from the distribution of investment banking products.

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

The following summarizes certain financial information of each reportable business segment for the three and nine months ended September 30, 2008 and 2007, respectively. SMHG does not analyze asset information in all business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Revenue:
Asset/Wealth Management	$26,624	$26,878	$82,360	$76,583
Capital Markets:
Investment banking	3,373	5,994	8,771	19,798
Institutional brokerage	5,039	3,936	13,777	12,301
Prime brokerage services	14,116	8,701	35,300	26,372
Capital Markets Total	22,528	18,631	57,848	58,471
Corporate Support and Other	(2,192)	641	1,478	2,776
Total	$46,960	$46,150	$141,686	$137,830

Income (loss) before equity in income (loss) of limited partnerships, minority interests, and income taxes:
Asset/Wealth Management	$8,891	$8,414	$26,627	$21,619
Capital Markets:
Investment banking	(1,033)	1,327	(3,663)	4,532
Institutional brokerage	828	306	1,201	1,117
Prime brokerage services	1,303	739	2,750	2,748
Capital Markets Total	1,098	2,372	288	8,397
Corporate Support and Other	(7,520)	(3,986)	(12,826)	(14,308)
Total	$2,469	$6,800	$14,089	$15,708

Equity in income (loss) of limited partnerships:
Asset/Wealth Management	$(1,661)	$2,827	$3,716	$6,146
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support and Other	44,946	(2,116)	42,840	(1,848)
Total	$43,285	$711	$46,556	$4,298

Minority interests in net (income) loss of consolidated companies:
Asset/Wealth Management	$941	$(4,586)	$(7,011)	$(10,946)
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support and Other	-	-	-	-
Total	$941	$(4,586)	$(7,011)	$(10,946)

Income (loss) before income taxes:
Asset/Wealth Management	$8,171	$6,655	$23,332	$16,819
Capital Markets:
Investment banking	(1,033)	1,327	(3,663)	4,532
Institutional brokerage	828	306	1,201	1,117
Prime brokerage services	1,303	739	2,750	2,748
Capital Markets Total	1,098	2,372	288	8,397
Corporate Support and Other	37,426	(6,102)	30,014	(16,156)
Total	$46,695	$2,925	$53,634	$9,060

11.  SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2008	2007
	(in thousands)

Cash payment for income taxes, net	$2,056	$3,671
Cash paid for interest	9	19
Noncash investing activities:
Acquisitions:
Receivables	10	-
Goodwill	24,136	2,400
Accounts payable and accrued liabilities	(290)	-
Minority interests	77	-
Common stock	(23,933)	(2,400)
Sale of nonmarketable securities:
Receivables	74,732	-
Sale of limited partnerships	(70,666)	-
Accounts payable and accrued liabilities	(4,066)	-
Noncash financing activities:
Dividends declared not yet paid	1,265	1,126

12.	RELATED PARTIES

The Company had receivables from related parties totaling $11.1 million at September 30, 2008, primarily consisting of $6.2 million of advances to unconsolidated related entities to fund operating expenses, $3.5 million of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company, and $609,000 of management fees receivable from the limited partnerships that the Company manages.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. We caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for our services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where we do business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of our trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for our services; and (12) litigation and securities law liabilities. See “Risk Factors” in Part II, Item 1A below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. The Company does not undertake to publicly update or revise any forward-looking statements.

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

Our Asset/Wealth Management segment provides investment advisory, wealth and investment management, and financial planning services to high net worth and mass affluent individuals and institutions, including investment strategies and alternatives, tax efficient estate and financial planning, trusts, and agent/fiduciary investment management services, throughout their financial life cycle, as well as private client brokerage services. In addition, we provide specialized asset management products and services in specific investment styles to corporations and institutions both through internal marketing efforts and externally through formal sub-advisory relationships and other distribution arrangements with third parties.

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

Components of Revenue and Expenses

Revenue. Our revenue is comprised primarily of (1) fees from asset-based advisory services, asset management, and financial planning services, (2) commission revenue from wealth advisory, prime and institutional brokerage transactions, (3) investment banking revenue from corporate finance fees, merger and acquisition fees, and merchant banking fees, and (4) principal transactions. We also earn interest on cash held and receive dividends from the equity and fixed income securities held in our corporate capital accounts, earn fees through the sale of insurance products, and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the third quarter of 2008, compensation and benefits represented 67.4% of total expenses and 63.8% of total revenue, compared to 67.0% of total expenses and 57.1% of total revenue during the third quarter of 2007. The increase in compensation and benefits as a percentage of total revenue is principally due to an increase in revenue in our prime brokerage services division which has a higher payout than our other business lines. During the first nine months of 2008, compensation and benefits represented 65.4% of total expenses and 58.9% of total revenue, compared to 65.6% of total expenses and 58.1% of total revenue for the same period in 2007.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Total revenue was $47.0 million for the third quarter of 2008 compared to $46.2 million for the same quarter in 2007, an increase of $810,000, or 1.8%, primarily reflecting increases in commissions and principal transactions revenue partially offset by a decrease in investment banking revenue. Total expenses for the third quarter of 2008 increased $5.1 million, or 13.1%, to $44.5 million from $39.4 million in the same quarter of the previous year principally due to higher employee compensation and benefits due to the revenue growth in the prime brokerage services division. Equity in income of limited partnerships increased to $43.3 million for the third quarter of 2008 compared to $711,000 for the third quarter of 2007, primarily due to the sale of our interests in two limited partnerships. Net income was $29.0 million, or $1.03 per diluted common share, for the third quarter of 2008 compared to $1.8 million, or $0.07 per diluted common share, for the third quarter of 2007.

Revenue from investment advisory and related services increased to $19.7 million in the third quarter of 2008 from $19.6 million in the same quarter of 2007. Commission revenue increased to $13.9 million in the third quarter of 2008 from $12.9 million for the same period in 2007, primarily as a result of an increase in trading volume in the institutional brokerage division. Investment banking revenue decreased to $4.1 million during the third quarter of 2008 from $8.4 million in the same period of 2007, principally due to decreases in advisory fees and syndicate income. Principal transactions revenue increased from $2.2 million for the third quarter of 2007 to $5.3 million for the third quarter of 2008, primarily as the result of an increase in proprietary trading gains to $3.4 million in the third quarter of 2008 from $837,000 for the same period in 2007. Also, principal transactions revenue from the sale of fixed income products increased to $3.9 million during the third quarter of 2008 from $1.1 million in the same period of 2007. Interest and dividend income increased to $1.6 million in the third quarter of 2008 from $1.4 million in the same period last year. Other income increased from $1.6 million during the third quarter of 2007 to $2.5 million during the same period in 2008 reflecting growth in hedge fund servicing revenue and third-party marketing fees.

During the three months ended September 30, 2008, employee compensation and benefits increased to $30.0 million from $26.4 million in the same period last year due to higher employee compensation and benefits due to the revenue growth in the prime brokerage services division. During the three months ended September 30, 2008, floor brokerage, exchange, and clearance fees increased to $1.6 million from $1.5 million in the same period last year. Communications and data processing costs were unchanged at $2.5 million in the third quarter of 2008 compared to the same period last year. Occupancy costs were $3.5 million in the third quarter of 2008 compared to $2.9 million in the third quarter of 2007 due to the addition of Dickenson, Leonetti, and Miller-Green, and the opening of a new retail branch in Boca Raton, Florida. Interest expense increased to $400,000 for the third quarter of 2008 compared to $9,000 for the third quarter of 2007 due to the accrual of interest for taxes payable on the income recognized as the result of the sale of our interests in two limited partnerships. Amortization of intangible assets increased to $165,000 for the third quarter of 2008 compared to $95,000 for the third quarter of 2007 due to the addition of Dickenson, Leonetti, and Miller-Green. Other general and administrative expenses increased to $6.2 million during the third quarter of 2008 from $6.0 million in the third quarter of last year.

Our effective tax rate was 38.0% for the three months ended September 30, 2008 compared to 37.0% for the three months ended September 30, 2007. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

RESULTS BY SEGMENT

Asset/Wealth Management

	Three Months Ended September 30,
	2008	2007
	(in thousands)

Revenue	$26,624	$26,878

Income before income taxes	$8,171	$6,655

Revenue from asset/wealth management decreased to $26.6 million from $26.9 million and income before income taxes increased to $8.2 million from $6.7 million. Total expenses decreased to $17.7 million from $18.5 million, primarily due to a decrease in outside sales commissions. Equity in income (loss) of limited partnerships decreased to a loss of $1.7 million from income of $2.8 million, principally due to a decrease in the value of the investment portfolio of three of the limited partnerships that we manage. This decrease was partially offset by an increase in the value of the investment portfolio in another limited partnership. Minority interests in net (income) loss of consolidated subsidiaries, which reduces (increases) the Company’s pretax income, was $941,000 for the third quarter of 2008 compared to $(4.6) million for the same period last year, principally due to decreases in the values of the investment portfolios of the limited partnerships.

Capital Markets

Investment Banking

	Three Months Ended September 30,
	2008	2007
	(in thousands)

Revenue	$3,373	$5,994

Income (loss) before income taxes	$(1,033)	$1,327

Revenue from investment banking decreased to $3.4 million from $6.0 million and income (loss) before income taxes decreased to a loss of $1.0 million from income of $1.3 million. The revenue decrease is due to a decrease in advisory fees caused by weakness in the financial markets that has adversely affected the volume and timing of our clients’ investment banking transactions. Total expenses decreased to $4.4 million from $4.7 million. The decrease in expenses is attributable to decreased employee compensation, which is partially tied to revenue.

Institutional Brokerage

	Three Months Ended September 30,
	2008	2007
	(in thousands)

Revenue	$5,039	$3,936

Income before income taxes	$828	$306

Revenue from institutional brokerage increased to $5.0 million from $3.9 million and income before income taxes increased to $828,000 from $306,000. Commission revenue increased to $3.5 million from $2.4 million reflecting a $1.2 million increase in commissions from the sale of collateralized debt obligations in our fixed income division. Total expenses increased to $4.2 million from $3.6 million, primarily due to increased employee compensation related to the higher revenue.

Prime Brokerage Services

	Three Months Ended September 30,
	2008	2007
	(in thousands)

Revenue	$14,116	$8,701

Income before income taxes	$1,303	$739

Revenue from prime brokerage services increased to $14.1 million from $8.7 million and income before income taxes increased to $1.3 million from $739,000. Principal transactions revenue increased to $7.0 million from $1.8 million reflecting an increase in revenue earned from the sale of fixed income products. In addition, commission revenue and third-party marketing fees increased to $6.8 million from $6.1 million reflecting growth in hedge fund servicing revenue. Total expenses increased to $12.8 million from $8.0 million reflecting increased compensation and outside sales commissions related to the increased revenue.

Corporate Support and Other

	Three Months Ended September 30,
	2008	2007
	(in thousands)

Revenue	$(2,192)	$641

Income (loss) before income taxes	$37,426	$(6,102)

Revenue from corporate support and other decreased to $(2.2) million from $641,000 and income (loss) before income taxes increased to income of $37.4 million from a loss of $6.1 million. Revenue from principal transactions, which consists principally of changes in the values of our investment portfolios, decreased to a loss of $3.5 million from a loss of $531,000. Total expenses increased to $5.3 million from $4.6 million, primarily due to the accrual of interest for taxes payable on the income recognized as the result of the sale of our interests in two limited partnerships. Equity in income (loss) of limited partnerships increased to income of $44.9 million from a loss of $2.1 million, primarily due to the sale of our interests in two limited partnerships.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Total revenue was $141.7 million for the nine months ended September 30, 2008 compared to $137.8 million for the same period in 2007, an increase of $3.9 million, or 2.8%, primarily reflecting increases in revenue from investment advisory and related services and principal transactions revenue partially offset by a decline in investment banking revenue. Total expenses for the nine months ended September 30, 2008 increased $5.5 million, or 4.5%, to $127.6 million from $122.1 million in the same period of the previous year, principally due to higher employee compensation and benefits due to the revenue growth in the prime brokerage services division. Also, occupancy costs were $9.7 million for the nine months ended September 30, 2008 compared to $8.9 million in the same period of 2007 due to an increase in the amount of rental space occupied by SMH, the addition of Rikoon, Dickenson, Leonetti, and Miller-Green, and the opening of a new retail branch in Boca Raton, Florida. Equity in income of limited partnerships was $46.6 million for the nine months ended September 30, 2008 compared to $4.3 million for the same period in 2007, primarily due to the sale of our interests in two limited partnerships. Net income was $33.0 million, or $1.23 per diluted common share, for the nine months ended September 30, 2008 compared to $5.7 million, or $0.23 per diluted common share, for the same period in 2007.

Revenue from investment advisory and related services increased to $58.7 million for the nine months ended September 30, 2008 from $51.5 million in the same period of 2007, primarily due to the acquisitions of Rikoon, Dickenson, Leonetti, and Miller-Green and the opening of a retail branch in Boca Raton, Florida. Commission revenue increased to $42.5 million for the nine months ended September 30, 2008 from $40.2 million for the same period in 2007, primarily as a result of an increase in trading volume in the institutional brokerage division. Investment banking revenue decreased to $10.8 million for the nine months ended September 30, 2008 from $27.7 million in the same period of 2007, principally due to a decrease in the number of banking transactions completed during 2008 caused by weakness in the financial markets. Principal transactions revenue increased from $8.3 million for the nine months ended September 30, 2007 to $16.2 million for the same period in 2008, primarily as the result of an increase in proprietary trading gains to $5.0 million for the nine months ended September 30, 2008 from $2.5 million for the same period in 2007. Also, principal transactions revenue from the sale of fixed income products increased to $9.6 million during the nine months ended September 30, 2008 from $3.8 million in the same period of 2007. Interest and dividend income decreased to $3.7 million for the nine months ended September 30, 2008 from $5.3 million in the same period last year due to a decrease in the amount of money in the firm’s accounts that are earning interest income and a decline in interest rates. This decrease was partially offset by interest earned on a note receivable issued to fund the sale of our interests in two limited partnerships. Other income increased from $4.9 million for the nine months ended September 30, 2007 to $9.7 million during the same period in 2008 reflecting growth in hedge fund servicing revenue and third-party marketing fees.

During the nine months ended September 30, 2008, employee compensation and benefits increased to $83.4 million from $80.1 million in the same period last year due to higher employee compensation and benefits resulting from the revenue growth in the prime brokerage services division. Floor brokerage, exchange, and clearance fees decreased to $4.5 million for the nine months ended September 30, 2008 from $4.9 million in the same period in 2007 reflecting lower clearing and execution costs resulting from a decline in trading volume. Communications and data processing costs increased to $8.5 million for the nine months ended September 30, 2008 from $7.6 million in the same period last year, primarily due to higher clearing firm service fees. Occupancy costs were $9.7 million for the nine months ended September 30, 2008 compared to $8.9 million in the same period of 2007 due to an increase in the amount of rental space occupied by SMH, the addition of Rikoon, Dickenson, Leonetti, and Miller-Green, and the opening of a new retail branch in Boca Raton, Florida. Interest expense increased to $400,000 for the nine months ended September 30, 2008 from $30,000 for the same period in 2007 due to the accrual of interest for taxes payable on the income recognized as the result of the sale of our interests in two limited partnerships. Amortization of intangible assets increased to $568,000 for the nine months ended September 30, 2008 compared to $234,000 for the same period in 2007 due to the addition of Rikoon, Dickenson, Leonetti, and Miller-Green. Other general and administrative expenses increased to $20.5 million during the nine months ended September 30, 2008 from $20.4 million in the same period of last year. The increase in other general and administrative expenses was primarily due to increases in outside sales commissions and legal expenses partially offset by a decrease in the provision for bad debts.

Our effective tax rate was 38.4% for the nine months ended September 30, 2008 compared to 37.2% for the nine months ended September 30, 2007. The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

RESULTS BY SEGMENT

Asset/Wealth Management

	Nine Months Ended September 30,
	2008	2007
	(in thousands)

Revenue	$82,360	$76,583

Income before income taxes	$23,332	$16,819

Revenue from asset/wealth management increased to $82.4 million from $76.6 million and income before income taxes increased to $23.3 million from $16.8 million. Investment advisory and related services revenue increased to $58.6 million from $51.2 million, primarily due to the acquisitions of Rikoon, Dickenson, Leonetti, and Miller-Green and the opening of a retail branch in Boca Raton, Florida. Additionally, the conversion of Edelman’s assets under management from a commission-based to a fee-based compensation structure contributed to the growth in investment advisory fee revenue. Commission revenue increased to $15.6 million from $14.5 million, primarily as a result of an increase in trading volume. Total expenses increased to $55.7 million from $55.0 million, primarily due to increased employee compensation related to the higher revenue. In addition, clearing firm service fees increased due to the conversion of Edelman’s assets under management from a commission-based to a fee-based compensation structure. Equity in income of limited partnerships decreased to $3.7 million from $6.1 million, principally due to a decrease in the value of the investment portfolio of one of the limited partnerships that we manage. Minority interests in net income of consolidated subsidiaries, which reduces the Company’s pretax income, decreased to $7.0 million from $10.9 million, principally due to decreases in the values of the investment portfolios of the limited partnerships.

Capital Markets

Investment Banking

	Nine Months Ended September 30,
	2008	2007
	(in thousands)

Revenue	$8,771	$19,798

Income (loss) before income taxes	$(3,663)	$4,532

Revenue from investment banking decreased to $8.8 million from $19.8 million and income (loss) before income taxes decreased to a loss of $3.7 million from income of $4.5 million. The revenue decrease is principally due to a decrease in the number of banking transactions completed during 2008 caused by weakness in the financial markets. Total expenses decreased to $12.4 million from $15.3 million. The decrease in expenses is attributable to decreased employee compensation, which is partially tied to revenue.

Institutional Brokerage

	Nine Months Ended September 30,
	2008	2007
	(in thousands)

Revenue	$13,777	$12,301

Income before income taxes	$1,201	$1,117

Revenue from institutional brokerage increased to $13.8 million from $12.3 million and income before income taxes increased to $1.2 million from $1.1 million. Commission revenue increased to $10.2 million from $7.9 million reflecting a $3.2 million increase in commissions from the sale of collateralized debt obligations in our fixed income division. This increase was partially offset by a decline in the number of shares traded in our institutional equity division. This decline is largely the result of the growth in electronic trading strategy execution software that replaces, in some cases, the role of traditional traders. Additionally, sales credits from syndicate and investment banking activities declined to $667,000 from $2.5 million reflecting a lower volume of offerings sold by the institutional division. Total expenses increased to $12.6 million from $11.2 million, primarily due to increased employee compensation related to the higher commission revenue.

Prime Brokerage Services

	Nine Months Ended September 30,
	2008	2007
	(in thousands)

Revenue	$35,300	$26,372

Income before income taxes	$2,750	$2,748

Revenue from prime brokerage services increased to $35.3 million from $26.4 million and income before income taxes increased to $2.8 million from $2.7 million. Commission revenue and third-party marketing fees increased to $21.0 million from $17.6 million reflecting growth in hedge fund servicing revenue. In addition, principal transactions revenue increased to $13.0 million from $5.9 million reflecting an increase in revenue earned from the sale of fixed income products. Total expenses increased to $32.6 million from $23.6 million reflecting increased compensation and outside sales commissions related to the increased revenue.

Corporate Support and Other

	Nine Months Ended September 30,
	2008	2007
	(in thousands)

Revenue	$1,478	$2,776

Income (loss) before income taxes	$30,014	$(16,156)

Revenue from corporate support and other decreased to $1.5 million from $2.8 million and income (loss) before income taxes increased to income of $30.0 million from a loss of $16.2 million. Revenue from principal transactions, which consists principally of changes in the values of our investment portfolios, decreased to a loss of $1.2 million from a loss of $789,000. Interest and dividend income decreased to $2.4 million from $3.0 million due to a decrease in the amount of money in the firm’s accounts that are earning interest income and a decline in interest rates. Total expenses decreased to $14.3 million from $17.1 million, primarily due to a $3.0 million provision for bad debts related to a note receivable that was recorded in the second quarter of 2007. Equity in income (loss) of limited partnerships increased to income of $42.8 million from a loss of $1.8 million, primarily due to the sale of our interests in two limited partnerships.

Liquidity and Capital Resources

We intend to satisfy a large portion of our funding needs with our own capital resources, consisting mainly of internally generated earnings and liquid assets we currently hold.

At September 30, 2008, we had $26.0 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, and marketable securities owned represented 13.7% of our total assets at the end of the third quarter.

Receivables turnover, calculated as annualized revenue divided by average receivables, was three for the nine months ended September 30, 2008 compared to five for the same period in the prior year. The decrease in the receivables turnover is due to an increase in average receivables from related parties that typically mature in one to five years. The allowance for doubtful accounts as a percentage of receivables was 2.8% at September 30, 2008 compared to 5.0% at December 31, 2007. The decrease in the allowance for doubtful accounts as a percentage of receivables was the result of an increase in receivables from a note receivable issued to fund the sale of our interests in two limited partnerships.

For the nine months ended September 30, 2008, net cash provided by operations was $20.7 million versus net cash provided by operations of $8.7 million during the same period in 2007. Marketable securities owned increased by $1.4 million during the first nine months of 2008, securities sold, not yet purchased increased by $36,000, and payables to broker-dealers and clearing organizations decreased by $3.0 million. The change in marketable securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations is primarily due to the trading portfolios of our proprietary trading operations. The Company’s proprietary trading operations carry both long and short equity securities. These trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market. We employ hedging strategies designed to insulate the net value of our trading inventories from fluctuations in the general level of interest rates and equity price variances. We finance a portion of our trading positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $44.9 million at September 30, 2008 compared to $61.1 million at December 31, 2007. This decrease is the result of net dispositions of investment positions as well as changes in the values of our investment portfolios. Management believes its investment in limited partnerships is a critical part of its capital market investing activities that has historically generated favorable returns for the Company. These limited partnerships typically have a ten-year life.

Capital expenditures for the first nine months of 2008 were $7.2 million, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for our growth.

At September 30, 2008, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the nine months ended September 30, 2008, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Our financial services business is affected by general economic conditions. Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management or advisement.

At September 30, 2008, securities owned by the Company were recorded at a fair value of $64.7 million, including $19.7 million in marketable securities, $40.7 million representing the Company’s investments in limited partnerships, and $4.3 million representing other not readily marketable securities.

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

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the fiscal period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes made in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors associated with our business is set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 13, 2008. These risk factors describe some of the assumptions, risks, uncertainties, and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. Except for the addition of the risk factors below, there have not been any material changes from the risk factors associated with our business as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

There is no assurance that recently enacted legislation authorizing the Department of the Treasury to establish programs to purchase illiquid mortgages and invest directly in financial institutions will stabilize the financial markets.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). The legislation was the result of a proposal by President Bush and Treasury Secretary Henry M. Paulson, Jr. to the United States Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to major investment banks and other financial institutions. Pursuant to the EESA, the Department of the Treasury has the authority to, among other things, purchase and insure up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of providing liquidity to the United States financial system. The Treasury, Federal Reserve Board, and Federal Deposit Insurance Corporation (“FDIC”) are implementing an array of other assistance programs. There is no assurance that government intervention will succeed in reducing the extreme levels of volatility and increasing the limited credit availability currently being experienced. The failure of EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, and the trading price of our common stock.

Difficult market conditions have adversely affected the financial services industry and could adversely affect us.

The stock and credit markets have been experiencing volatility and disruption for more than twelve months. In October, the volatility and disruption reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. In addition, the financial services industry is experiencing unprecedented change and volatility. During 2008, several banks and securities firms in the United States and elsewhere have failed outright or have been acquired by other financial institutions, often in distressed sales. The continuation or worsening of current conditions may cause us to face some or all of the following risks:

•   The number of investment banking transactions where we act as advisor could be adversely affected by continued uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets, and diminished access to financing.

•   Our opportunity to act as underwriter or placement agent in equity and debt offerings could be adversely affected by competing government sources of equity or by volatile equity or debt markets.

•   We may experience losses in securities trading activities or as a result of write-downs in the value of securities that we own as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.

•   We may incur unexpected costs or losses as a result of the bankruptcy or other failure of companies for which we have performed investment banking services to honor ongoing obligations such as indemnification or expense reimbursement agreements.

•   As an introducing broker to clearing firms, we are responsible to the clearing firms and could be held liable for the defaults of our customers, including losses incurred as the result of a customer’s failure to meet a margin call. Although we review credit exposure to specific customers, default risk may arise from events or circumstances that are difficult to detect or foresee. When we allow customers to purchase securities on margin, we are subject to risks inherent in extending credit. This risk increases when a market is rapidly declining and the value of the collateral held falls below the amount of a customer’s indebtedness. If a customer’s account is liquidated as the result of a margin call, we are liable to our clearing firm for any deficiency.

•   Competition in our investment banking, sales, and trading businesses could intensify as a result of the increasing pressures on financial services companies and larger firms competing for transactions and business that historically would have been too small for them to consider.

•   Our industry could face increased regulation as a result of legislative or regulatory initiatives, and the responsibilities of the SEC and other federal agencies may be reallocated. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•   Government intervention may not succeed in stabilizing the financial and credit markets and may have negative consequences for our business.

If one or more of the foregoing risks occurs, we could experience an adverse effect, which may be material, on our business, financial condition, and results of operations.

Lack of sufficient liquidity or access to capital could impair our business and financial condition.

Historically, we have satisfied our need for funding from internally generated funds, sales of shares of our common stock to our employees and to the public, and a revolving credit facility with a financial institution. As a result of the low level of leverage that we have traditionally employed in our business model, we have not been forced to significantly curtail our business activities as a result of lack of credit sources and we believe that our capital resources are currently sufficient to continue to support our current business activities. However, to complete our acquisition of Edelman Financial Center we will need approximately $50 million in available cash in May 2009. In the event existing internal and external financial resources do not satisfy our needs, we would have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the receivable due us. Any such losses could be material and could materially and adversely affect our business, financial condition, and results of operations.

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

10.11
Agreement to Retire Partnership Interest and Second Amendment to the Limited Partnership Agreement of Endowment Advisers, L.P. dated as of August 29, 2008, among Sanders Morris Harris Group Inc. and Endowment Advisers, L.P., The Endowment Fund GP, L.P., and The Endowment Fund Management, LLC, and their respective partners and members (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated August 29, 2008 (File No. 000-30066), and incorporated herein by reference).

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

Date: November 10, 2008