Form 10-K
period 2008-12-31
SANDERS MORRIS HARRIS GROUP INC
filed 2009-03-16
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant was $114.0 million.  For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination is not an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant.

As of March 9, 2009, the registrant had 28,168,858 outstanding shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Information in the Registrant's definitive Proxy Statement pertaining to the 2009 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the SEC is incorporated herein by reference into Part III of this Report.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
INDEX

i

PART I
Item 1.  Business

General

Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) is a holding company that, through our subsidiaries and affiliates, provides asset/wealth management and capital markets services. Our company, as it exists today, results largely from the merger in January 2000 of Sanders Morris Mundy Inc., a Houston-based full-service regional investment bank, and Harris, Webb & Garrison, Inc., a Houston-based investment management firm. Since the merger, we have grown significantly, both organically and through strategic acquisitions. From January 2000 through December 31, 2008, we have:

•	grown our client assets from approximately $3.2 billion to $8.6 billion;

•	increased our asset and wealth management business from 56 to 417 employees;

•	expanded our client base by increasing the number of our client accounts from 21,000 to 76,000;

•	expanded our geographic presence by growing from 11 offices in six states to 73 offices in 22 states; and

•	broadened our product offerings and distribution networks.

We were founded on the belief that a financial services company should be not only a counselor to its clients but also a partner. We and members of our executive management, where suitable and permissible, often invest in our products on the same basis as our clients, which we refer to as a “wealth partnership”. We believe that becoming wealth partners with our clients demonstrates our confidence in the investment opportunities that we recommend and differentiates us from our competitors. Consistent with this belief, we analyze every potential product that we offer to our clients as if we are investing in it ourselves, which we believe results in higher quality investments.  Our wealth partnerships that we form with our clients not only help expand our client base but also help increase revenue from our existing clients by solidifying long-term relationships built upon high quality products and services.

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

We believe that we have achieved strong brand recognition and a sound reputation in the southwestern United States. Additionally, our acquisitions have enabled us to add well-regarded asset managers and wealth advisors to our platform in other regions of the country. In all, we have 73 offices in 22 states. These factors have strengthened our brand recognition and reputation and have enabled us to attract new clients, not only in the Southwest but, increasingly, in other regions of the country.

We believe that our strategies have been successful. Our client assets have grown from approximately $3.2 billion at January 1, 2000 to $8.6 billion at December 31, 2008, representing a compound annual growth rate of 11.0%. Our revenue has grown from $43.9 million in 2000 to $196.3 million in 2008, representing a compound annual growth rate of 16.8%.

We think that these operating results validate our operating strategies. Further, we believe we have in place the people, infrastructure, and brand recognition at each of our businesses, which, combined with sufficient working capital, will enable us to leverage our operating platform to further increase our profitability and market share.

Our Products and Services

Asset/Wealth Management

Our asset/wealth management business provides investment advisory, wealth and investment management, and financial planning to high net worth and mass affluent individuals and institutions.

Through our various asset and wealth management subsidiaries, divisions, and affiliates, we serve two distinct client bases:

•
High Net Worth and Mass Affluent Individuals:  We define high net worth individuals as individuals who have over $1 million in investable assets and mass affluent individuals as individuals who have $50,000 to $1 million in investable assets. Throughout their financial life cycle, we provide these clients with comprehensive investment advisory and asset and wealth management services, as either a fiduciary or an agent, including asset allocation, investment strategies and alternatives, tax efficient estate and financial planning, and private client services.

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

Our asset/wealth management business primarily earns revenue by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management and vary with the type of account managed, the asset manager, and the account size. Accordingly, the fee income of each of our asset and wealth management businesses typically increases or decreases as its average assets under management increases or decreases. Increases in assets under management result from appreciation in the value of client assets and from net inflows of additional assets from new and existing clients. Conversely, decreases in assets under management result from asset value depreciation and from net client redemptions and withdrawals. We believe an asset-based fee structure helps align our interests with the interests of our clients, particularly as compared to a commission-based fee structure, which is based on the number and value of securities trades executed. Our asset management business may also earn performance fees from certain assets if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period.  We also generate a substantial portion of revenue from a traditional, commission-based structure where we earn commissions on client purchase and sale transactions.

At December 31, 2008, our asset and wealth management subsidiaries had approximately $8.6 billion in client assets. Our asset and wealth management revenue in 2008 was $102.7 million and pre-tax income from continuing operations was $24.7 million, accounting for 52.3% of our total revenue.

Our nine asset and wealth management businesses are described below.

SMH Capital Inc.  SMH Capital Inc. (formerly Sanders Morris Harris Inc.) (“SMH”), member FINRA/SIPC, headquartered in Houston, Texas, provides asset and wealth management services directly through its private client business and through its affiliation with independent contractors who are members of the SMH Partners program. Its financial advisors (both internal and affiliated through SMH Partners) serve high net worth and mass affluent clients, many of whom have long-standing relationships with us. As a full service firm, SMH offers its clients asset and wealth management services and financial advice relating to corporate debt and equity securities, including the securities of companies followed by our research analysts, underwritings that we co-manage or in which we participate, and private placements of securities in which we serve as placement agent, as well as mutual funds, defined contribution plans, wrap-fee programs, money market funds, insurance products, and tax, trust, and estate advice. At December 31, 2008, SMH had $3.7 billion in client assets, exclusive of our proprietary funds.

SMH Partners is a select group of independent registered representatives affiliated with SMH that provides specialized asset and wealth management services and products to high net worth and mass affluent individuals and institutions. The services provided by SMH Partners include investment management, estate planning, and retirement planning. The financial planners who affiliate with us are able to offer their clients a broad range of new investment opportunities through several exclusive investment programs offered by SMH and SMH Capital Advisors, Inc., as well as by third parties.

Additionally, SMH has organized 17 proprietary funds for the purpose of investing primarily in equity or equity-linked securities, interest-bearing debt securities, and debt securities convertible into common stock. These funds invest primarily in small to mid-capitalization companies, both public and private, that we believe are either significantly undervalued relative to their growth potential or that have substantial prospects for capital appreciation. Companies in which the funds invest represent a number of industries, including life sciences, energy, technology, and industrial services. We account for our interests in all of these funds using the equity method, which approximates fair value. At December 31, 2008, the 14 remaining proprietary funds had approximately $245.1 million in assets under management and committed capital.

The Edelman Financial Center, LLC.  The Edelman Financial Center, LLC (“Edelman”), headquartered in Fairfax, Virginia, provides financial advisory services primarily to mass affluent individuals. Edelman has won more than 70 financial, business, community, and philanthropic awards and has been named three times by Inc. magazine as the fastest-growing privately-held financial planning firm in the country. Edelman founder and chairman Ric Edelman is one of the nation’s leading advocates of financial literacy. In addition, Edelman offers its clients a variety of life, disability, and long-term care insurance solutions to fit their needs. At December 31, 2008, Edelman had more than 8,900 clients and approximately $2.9 billion in assets under management or advisement. We own 76% of Edelman at December 31, 2008.

SMH Capital Advisors, Inc.  SMH Capital Advisors, Inc. (“Capital Advisors”), located in Fort Worth, Texas, provides investment management services primarily related to high-yield fixed income securities. This business is also known by its previous name of Cummer/Moyers. Nelson’s World’s Best Money Managers ranked Capital Advisors as the No. 1 ranked firm in its U.S. High Yield Income rankings for the one-year, five-year, and ten-year periods ended March 31, 2006 and the No. 2 ranked firm in its U.S. Intermediate Duration Fixed Income rankings for the five-year period ended March 31, 2006. At December 31, 2008, Capital Advisors had approximately $1.1 billion in client assets.

Kissinger Financial Services.  Kissinger Financial Services (“Kissinger”), a division of SMH based in Hunt Valley, Maryland, provides financial planning and investment management services to high net worth and mass affluent individuals. Kissinger derives revenue from fees charged to clients for the preparation of financial plans and for monitoring services and earns commissions and fees from investment and insurance products sold to clients. At December 31, 2008, Kissinger had approximately $256.3 million in assets under management or advisement.

The Rikoon Group, LLC.  The Rikoon Group, LLC (“Rikoon”), based in Santa Fe, New Mexico, provides asset and wealth management services to high net worth individuals including financial and estate planning, investment management services, wealth education, and family retreats.  Rikoon operates nationally with fee only investment counsel and also offers comprehensive family office services.  At December 31, 2008, Rikoon had approximately $363.1 million in assets under management.  We own 75% of Rikoon at December 31, 2008.

Leonetti & Associates, LLC.  Leonetti & Associates, LLC (“Leonetti”), based in Buffalo Grove, Illinois, provides fee-based investment advice for individuals and small businesses.  Leonetti provides investment management and financial planning services to enhance client portfolios and help them reach their financial goals.  At December 31, 2008, Leonetti had approximately $326.8 million in assets under management.  We own 50.1% of Leonetti at December 31, 2008.

Miller-Green Financial Services, Inc.  Miller-Green Financial Services, Inc. (“Miller-Green”), based in The Woodlands, Texas provides financial, investment, retirement, and/or estate planning services to individuals and families.  At December 31, 2008, Miller-Green had approximately $243.6 million in assets under management.

The Dickenson Group, LLC.  The Dickenson Group, LLC (“Dickenson”), based in Solon, Ohio, offers extensive expertise on insurance planning for individuals, families, and businesses as well as employee benefits communications and estate planning.  We own 50.1% of Dickenson at December 31, 2008.

Select Sports Group Holdings, LLC.  Select Sports Group Holdings, LLC, (“SSG”) and its affiliates, based in Houston, Texas, provide sports representation and management services to professional athletes, principally professional football and baseball players, in contract negotiation, marketing and endorsements, public relations, legal counseling, and related areas. SSG receives fees from its athlete clients for the representation and management services provided. Our SSG clients have access to our investment programs in the areas of stocks, bonds, private equity, and specialized investment vehicles. Additionally, we provide a deal-screening program that reviews the numerous investment opportunities offered to professional athletes. We own 50% of SSG.

Capital Markets

Our capital markets business provides investment banking, institutional equity and fixed income brokerage, prime brokerage services to institutional customers and third party management of a portion of our assets.

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

Institutional Equity.  Our institutional clients include a broad array of institutions throughout North America, Europe, and Asia, including banks, retirement funds, mutual funds, endowments, investment advisors, and insurance companies. Our institutional equity strategy is to provide equity research coverage and trading services focused on companies with a presence in the U.S.  Areas of concentration include financial services, life sciences, oil and gas exploration and production, oilfield services, pipelines, entertainment and media, retailing, and technology. We provide our institutional clients with research and execution trading services in both exchange-listed equity securities and equity securities quoted on Nasdaq. We also distribute to institutional clients equity securities from offerings that we co-manage or underwrite. Commissions are charged on all institutional securities transactions based on rates formulated by us. These services are available to institutional clients of our financial advisors. As of December 31, 2008, we had institutional equity operations in Los Angeles, New Orleans, New York, Dallas/Fort Worth and Houston.

Institutional Fixed Income.  Through our fixed income division, we provide bond brokerage and principal trading services to our institutional clients, adding to the range of investment products we offer. We offer U.S. government and agency securities, municipal securities, mortgage-related securities, and corporate investment-grade and high-yield bonds, as well as preferred stock and structured products. We are also active as a secondary market broker for residential, consumer, and commercial loans and derive revenue from the placement and servicing of mortgage loans. The high-yield bond group within our fixed income division complements our middle-market investment banking operations by providing a distribution channel for investment banking clients.

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

Prime Brokerage Services

 The brokerage industry has developed a service known as prime brokerage in which a professional investor, usually a private investor or hedge fund, maintains a cash or margin account with a prime broker that provides trade execution, clearing, bookkeeping, reporting, custodial, securities borrowing, financing, research, and fund raising services. The Concept Capital division of SMH, based in New York, with 51 professionals as of December 31, 2008, provides prime brokerage services to 25 hedge fund managers. We earn commission income on the securities transactions that we process through the prime brokerage transaction and interest income from arranging financing for these hedge funds. The profitability of this division is directly related to the volume of transactions that we process and the borrowings of the funds.

In addition, SMH, through the Concept Capital division, has also entered into asset management agreements with a number of individual asset managers to manage a portion of SMH’s assets. SMH shares in the profits or losses of these accounts and receives the commissions generated in them. The accounts are designed to diversify the aggregate risks, thus limiting potential losses or gains. Most of the accounts have “first loss” deposits to insulate SMH from trading losses. We have procedures in place to monitor trading to ensure that in the event that any “first loss” deposits are depleted by a trader, trading is suspended.

In 2008, revenue from our capital markets business was $89.7 million and pre-tax loss from continuing operations was $2.1 million, accounting for 45.7% of our total revenue.

Industry Trends

We believe that we are well positioned to capitalize on a number of trends in the financial services industry, including:

•	consolidation among firms offering financial products and services;

•	continued and substantial growth in the high net worth and mass affluent markets;

•	increasing acceptance of alternative investments by many high net worth, mass affluent, and institutional investors; and

•	increased demand by investors for unbiased advice.

Our Strengths

The ongoing consolidation trend in the financial services industry has provided us access to many highly skilled professionals who have chosen to be part of a smaller yet sophisticated firm that has flexibility and preserves an entrepreneurial environment when providing financial services to clients. We attribute our success and distinctiveness not only to our highly skilled professionals but also to the following strengths:

•
Focus on Growing High Net Worth and Mass Affluent Markets.  We offer financial products and services designed to benefit high net worth and mass affluent individuals. We believe that there is a particularly significant opportunity in providing products and services to the large and growing mass affluent market.

•
Highly Regarded Distribution Network and Investment Managers.  Our asset and wealth management business includes Edelman, Capital Advisors (formerly known as Cummers/Moyers Capital Advisors, Inc.), Kissinger, Rikoon, Leonetti, and Miller-Green, each of which benefits from a sound regional reputation. Moreover, our wealth advisors and asset managers include Ric Edelman, the founder of Edelman and our largest shareholder, named to Barron’s 100 Top Financial Advisors five times (2004 - 2008), Capital Advisors, a No. 1 ranked firm in 2005 and 2006 by Nelson’s World’s Best Money Managers, and Don Sanders, our Vice Chairman, who has more than 45 years of investment experience and is well-known and regarded in the Southwest.

•
Regional and Industry Focus.  We are a full-service regional financial services company based in Texas with 73 offices in 22 states and have achieved a strong brand recognition and sound reputation in the Southwest. Our presence in Texas allows us to focus our investment and financial advisory efforts on industries that have established markets in Texas and the Southwest, including energy, health care, environmental, technology, financial and business services, retail and consumer products, and media and communications. We believe that our focus on these industries has allowed us to develop a level of industry expertise that distinguishes us from many of our competitors.

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

We have increased our client assets through the acquisitions of Edelman in 2005, Rikoon in 2007, and Leonetti and Miller-Green in 2008.  At December 31, 2008, Edelman’s assets under management were $2.9 billion, Rikoon’s assets under management were $363.1 million, Leonetti’s assets under management were $326.8 million, and Miller-Green’s assets under management were $243.6 million.

•
Supplement Internal Growth with Strategic Acquisitions.  We plan to actively pursue opportunities to acquire all or a significant portion of other complementary asset and wealth management businesses to gain access to additional proprietary products to offer our high net worth, mass affluent, and institutional clients, to gain access to new clients, to increase our assets under management or advisement, and to expand our geographic base. We believe that attractive acquisition opportunities exist, particularly among smaller, specialized regional financial services firms that want to affiliate with a larger company while still retaining their identity and entrepreneurial culture. Since 2000, we have acquired or gained control of 14 significant firms with products and services that we believe complement or expand our client base and the services and products that we provide. In addition, we believe that the ongoing consolidation trend in the financial services industry will allow us to continue to hire proven financial professionals who prefer the culture and opportunities inherent in an innovative regional firm such as ours.

Recent Developments

In one transaction at the end of the third quarter of 2008 and two transactions in the first quarter of 2009, we entered into agreements to make significant changes in our operations.

•
On August 29, 2008, we entered into two agreements to dispose of our interest in Salient Partners, L.P. and Endowment Advisers, L.P. and its affiliates, which acts as investment adviser to The Endowment Registered Fund, L.P. and The Endowment TEI Fund, L.P.

•
On January 22, 2009, we entered into an agreement with an entity formed by a number of the managing directors of SMH’s investment banking group and a third party pursuant to which the Company and SMH agreed to contribute our investment banking, institutional trading (including equity sales and fixed income sales), New York trading, and research businesses (excluding The Juda Group and the Concept Capital divisions) to a new entity in which we will retain a 20% interest.

•
On January 29, 2009, we entered into an agreement with Ric Edelman pursuant to which it was agreed that Mr. Edelman would retain a 24% interest in Edelman and we would purchase an additional 66% interest in Edelman Financial Advisors, LLC.

Edelman Financial Center, LLC and Edelman Financial Advisors, LLC

On January 29, 2009, the Company, entered into an agreement with Ric Edelman and Edward Moore pursuant to which the parties agreed to make certain amendments to (a) the Reorganization and Purchase Agreement dated as of May 10, 2005 (the “Purchase Agreement”), among the Company, The Edelman Financial Center, Inc. (“EFC Inc”), The Edelman Financial Center, LLC (“Edelman”), and Mr. Edelman, pursuant to which the Company had agreed to purchase 100% of the member interests in Edelman from EFC Inc. and Mr. Edelman and (a) the Letter Loan Agreement and Letter Agreement each dated December 8, 2006, between the Company and Edelman Financial Advisors, LLC (“EFA”), pursuant to which the Company had agreed to make certain loans to EFA and acquired a 10% interest in EFA. The new agreement provides that: (i) the Company will purchase an additional 66% interest in EFA from Mr. Edelman and Mr. Moore for an aggregate consideration consisting of (a) $25.0 million in cash and (b) a subordinated promissory note in the principal amount of $10.0 million and (ii) that the Third Closing under the Purchase Agreement, scheduled for May 8, 2009, will not occur and Mr. Edelman will retain a 24% interest in Edelman.

Capital Markets Business

On January 22, 2009, the Company and SMH entered into a Contribution Agreement with Pan Asia China Commerce Corp. (“PAC3”), Siwanoy Capital, LLC (“Siwanoy”) and Siwanoy Securities, LLC (“New BD”), pursuant to which (a) PAC3 agreed to subscribe for and purchase a 40% Class A membership interest in Siwanoy in exchange for a cash payment and note and (b) SMH agreed to contribute to New BD the assets, properties, working capital, and rights related and/or pertaining to its investment banking, institutional trading (including equity sales and fixed income sales), New York trading, and research businesses (excluding The Juda Group and the Concept Capital divisions) (the “Capital Markets Business”), including a specified amount of working capital (as adjusted for any profits of losses incurred in the Capital Markets Business between January 1, 2009, and the date of closing) less (i) the value of the accounts receivable contributed to Siwanoy, (ii) the value of the certain assets in SMH’s New Orleans, Louisiana office, (iii) the value of certain money security deposits and any advance payments, and (iv) the value of certain securities to be mutually agreed upon by the parties in exchange for a 20% Class A Membership Interest in Siwanoy, cash, and a note issued by Siwanoy to the Company. Current members of management of the Capital Markets Business will retain the remaining 40% membership interest in Siwanoy. The transaction is expected to close following the filing with and approval by the Financial Industry Regulatory Authority (“FINRA”) of a new member application by the New BD, which is anticipated to be in the second quarter of 2009.

Salient Partners and Endowment Advisers

On August 29, 2008, the Company entered into an Agreement to Retire Partnership Interest and Second Amendment to the Limited Partnership Agreement of Endowment Advisers, L.P. (the “EADV Agreement”) with Endowment Advisers, L.P. (“Partnership”), The Endowment Fund GP, L.P., (“TEF GP”), and The Endowment Fund Management, LLC,  the sole general partner of each of TEF GP and the Partnership (the “General Partner”), and the Partnership’s limited partners (other than the Company) (collectively with the General Partner, the “Continuing Partners”). Prior to entry into the EADV Agreement, the Company was a limited partner of the Partnership and TEF GP and a member of the General Partner with approximately a 23.15% partnership or member interest. The Partnership is the investment adviser, and TEF GP is the general partner, of The Endowment Registered Fund, L.P. and The Endowment TEI Fund, L.P., each a limited partnership registered under the Investment Company Act of 1940 as a non-diversified, closed-end management investment company.

Pursuant to the EADV Agreement, the Company agreed to sell to the Partnership, and to withdraw from the Partnership, and the Partnership agreed to purchase from the Company all of the partnership interest held by the Company and the Partnership agreed to distribute to the Company consideration consisting of an aggregate amount equal to $86.0 million, plus a 6% per annum internal rate of return (the “Redemption Consideration”). The EADV Agreement provides that the Partnership shall, to the extent funds are available for distribution as determined by the General Partner in good faith, taking into account all facts and circumstances at the time, distribute cash to the Company in each calendar quarter period equal to the greater of (i) 23.15% of the aggregate cash distributions of the Partnership, or (ii) $3.0 million (the “Minimum Quarterly Distribution”), until such time as the Company has received the entire Redemption Consideration. The Redemption Consideration is subject to reduction by a portion of the Company’s liability under the Salient Incentive Plan (as defined below) not to exceed $3.3 million.

In addition, on August 29, 2008, the Company also entered into a Purchase and Sale Agreement (the “Salient Agreement”) with Salient Partners, L.P. (“Salient Partners”), and Salient Capital Management, LLC (“SCM”), and the respective limited partners and members of Salient Partners and SCM, pursuant to which the Company agreed to sell to Salient Partners its partnership interest in Salient Partners and to SCM its member interest in SCM for aggregate consideration of $9.3 million (the “Salient Purchase Price”). The Salient Purchase Price is payable pursuant to the terms of an Unsecured Subordinated Promissory Note dated August 29, 2008 (the “Note”), in the original principal amount of $9.3 million, bearing interest at the U.S. prime rate (adjusted on a quarterly basis), payable as to principal in quarterly payments of $467,000 each (subject to applicable setoff amounts as discussed below), payable on the 1st day of March, June, September, and December of each year beginning December 1, 2008, and continuing until September 1, 2013, when the entire amount of the Note, principal and interest then remaining unpaid, is due and payable. Pursuant to the terms of the Salient Agreement, the Company remains liable for its pro rata share of the liability under the Salient Partners, L.P. Key Employee Equity Incentive Plan in the maximum amount of $5.8 million (the “SMHG Ratable Incentive Payout”). The Company’s liability for the SMHG Ratable Incentive Payout will be satisfied (i) 43.5% ($2.5 million) by offset against the Note payments as they become due pro rated based upon the amount that the principal of the payment relates to then outstanding principal amount of the Note, and (ii) 56.5% ($3.3 million) by offset against the distributions due to the Company under the EADV Agreement pro rated based upon how the amount of a quarterly distribution relates to the base amount of the Redemption Consideration.

 Marketing

While we believe cross-selling opportunities exist among our various businesses based on the relationships developed by the individual companies, each major subsidiary has its own branding identity subject to an overall Sanders Morris Harris Group umbrella.

SMH markets through its 39 offices and through 34 offices of independent registered representatives who are affiliated with SMH through SMH Partners. SMH targets its client groups through financial advisor relationships, mailings, telephone calls, in-person presentations, and firm-sponsored workshops. Due to the nature of its business, its regional name recognition, and the reputation of its management, business is obtained through referrals from existing clients, corporate relationships, other investment bankers, or initiated directly by the client, as well as through senior level calling programs.

Edelman conducts its marketing efforts through media channels designed to educate individuals on the subject of personal finance. Ric Edelman hosts a nationally syndicated weekly radio program in the Washington, D.C. area and in 21 other markets.  Ric Edelman is a nationally syndicated newspaper columnist, publishes a monthly newsletter, and is the author of a variety of books and video and audio educational systems that help people achieve their financial goals.

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

Competition

The asset and wealth management and capital markets services businesses are highly competitive. The principal competitive factors influencing our businesses are:

•	expertise and quality of the professional staff;

•	reputation in the marketplace;

•	existing client relationships;

•	ability to commit capital to client transactions;

•	mix of market capabilities; and

•	quality and price of our products and services.

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

During 2008, many of our largest competitors were materially negatively affected by the global financial crisis. Certain of our larger competitors ceased to do business, while others merged, obtained substantial government assistance, and changed their business models and regulatory status, including becoming bank holding companies. The U.S. government is continuing to explore ways to revive the financial sector and the impact of these efforts is currently impossible to assess. It is likely that the companies that survive will remain competitors and that they will continue to have resources and product offerings that will continue to have a competitive impact on us.

As we seek to expand our asset management business, we face competition in the pursuit of clients interested in our services, the recruitment and retention of asset management professionals, and the identification and acquisition of other asset management firms that can be integrated in our group.

Government Regulation

The securities industry is one of the nation's most extensively regulated industries.  The U.S. Securities and Exchange Commission (“SEC”) is responsible for the administration of the federal securities laws and serves as a supervisory body over all national securities exchanges and associations.  The regulation of broker-dealers has to a large extent been delegated by the federal securities laws to Self Regulatory Organizations (“SROs”).  These SROs include, among others, all the national securities and commodities exchanges and the Financial Industry Regulatory Authority (formerly the NASD) (“FINRA”).  Subject to approval by the SEC and certain other regulatory authorities, SROs adopt rules that govern the industry and conduct periodic examinations of the operations of our broker-dealer subsidiary.  Our broker-dealer subsidiary is registered in all 50 states, Puerto Rico, and the province of Ontario, Canada and is also subject to regulation under the laws of these jurisdictions.

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

As registered investment advisors under the Investment Advisers Act of 1940, SMH, Capital Advisors, Edelman, Rikoon, Leonetti, Miller-Green, and certain other subsidiaries are subject to the requirements of regulations under both the Investment Advisers Act and certain state securities laws and regulations.  Such requirements relate to, among other things, (1) limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, (2) record-keeping and reporting requirements, (3) disclosure requirements, (4) limitations on principal transactions between an advisor or its affiliates and advisory clients, and (5) general anti-fraud prohibitions.

Additional legislation, changes in rules promulgated by the SEC and SROs, or changes in the interpretation or enforcement of existing laws and rules may directly effect the mode of our operation and profitability.

Employees

At December 31, 2008, we had 639 employees.  Of these, 38 in institutional sales and trading, 40 in investment banking, 16 in securities analysis and research, 51 in prime brokerage services, 413 in investment management, 17 in systems development, 4 in sports representation and management, and 60 in accounting, administration, legal, compliance, and support operations.  None of our employees are subject to collective bargaining agreements.  We believe our relations with our employees generally are good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, are made available free of charge on our internet website, www.smhgroup.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Additionally, we make available on our web site and in print upon request of any shareholder to our Chief Financial Officer, a number of our corporate governance documents. These include: the Audit Committee charter, the Nominating and Corporate Governance Committee charter, and the Business Ethics Policy for Employees. Within the time period required by the SEC and the Nasdaq Stock Market, we will post on our web site any modifications to any of the available documents. The information on our website is not incorporated by reference into this report.

Our Chief Financial Officer can be contacted at Sanders Morris Harris Group Inc., 600 Travis, Suite 5800, Houston, Texas 77002, telephone: (713) 224-3100.

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

Risks Relating to the Nature of Our Business

Recent government actions to stabilize credit markets and financial institutions may not be effective and could adversely affect our competitive position.

The U.S. Government recently enacted legislation and created several programs to help stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008, the Troubled Asset Relief Program, the Federal Reserve's Commercial Paper Funding Facility and Money Market Investor Funding Facility and the Federal Deposit Insurance Corporation (“FDIC”) Temporary Liquidity Guarantee Program. Additionally, the governments of many nations have announced similar measures for institutions in their respective countries. There is no assurance that these programs individually or collectively will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. The failure of these programs to have their intended effects could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition, and results of operation.

Difficult market conditions have adversely affected the financial services industry and could adversely affect us.

The financial services industry experienced unprecedented change and volatility in 2008. Several banks and securities firms in the United States and elsewhere have failed outright or have been acquired by other financial institutions, often in distressed sales. In the United States declines in the housing market, with falling home prices and increasing foreclosures, have adversely affected the credit performance of mortgage loans and resulted in material writedowns of asset values by financial institutions, including government-sponsored entities, banks, securities firms and insurers. These writedowns have caused many financial institutions to seek additional capital, either from the private markets at substantial discounts from previously reported stock prices or from the U.S. government sponsored “TARP” program, which also involves significant dilutive equity issues and additional regulatory oversight and restrictions. Concern about the stability of financial markets and the strength of counterparties has caused many traditional sources of credit, such as banks, securities firms, and insurers, as well as institutional and private investors, to reduce or cease providing funding to borrowers. The U.S. government has adopted and proposed numerous measures in an attempt to stabilize the financial markets and recapitalize major financial institutions. Despite substantial efforts by the U.S. and other governments to restore confidence and reopen sources of credit, it is not possible to predict the extent to which such measures will prove successful.

The continuation or worsening of current conditions may cause us to face some or all of the following risks:

•      We may experience losses in securities trading activities or as a result of write-downs in the value of securities that we own as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.

•      Declines in stock prices and trading volumes could result in declines in commission income, margin interest revenues, asset management and service fees and adversely affect our profitability.

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

      •       Our plans for expansion of our client base or the services we provide may be delayed or impaired.

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

Historically, we have satisfied our need for funding from internally generated funds, sales of shares of our common stock to our employees and to the public, and a revolving credit facility with a financial institution. As a result of the low level of leverage that we have traditionally employed in our business model, we have not been forced to significantly curtail our business activities as a result of lack of credit sources and we believe that our capital resources are currently sufficient to continue to support our current business activities. However, to complete our acquisition of Edelman Financial Advisors, LLC we will need $25.0 million in available cash in March 2009. In the event existing internal and external financial resources do not satisfy our needs, we would have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry.

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

We are a relatively small firm with 639 employees as of December 31, 2008, and total revenue of $196.3 million in 2008. Many of our competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of products and distribution outlets for their products, larger customer bases, and greater name recognition. These larger and better capitalized competitors may be better able to respond to changes in the asset and wealth management and investment banking industries, to finance acquisitions, to fund internal growth, and to compete for market share generally. Also, many of our competitors have more extensive investment banking activities than we do and, therefore, may possess a relative advantage in accessing deal flow and capital. In addition to competition from firms currently in the securities business, there has been increasing competition from other firms offering financial services, including automated trading and other services based on technological innovations.

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

We are an asset and wealth management, investment banking, and institutional services firm and changes in the financial markets or economic conditions in the U.S. and elsewhere in the world could adversely affect our business in many ways. The securities business is directly affected by many factors, including market, economic, and political conditions; broad trends in business and finance; investor sentiment and confidence in the financial markets; legislation and regulation affecting the national and international business and financial communities; currency values; inflation; the availability and cost of short-term and long-term funding and capital; the credit capacity or perceived creditworthiness of the securities industry in the marketplace; the level and volatility of equity prices and interest rates; and technological changes. These and other factors can contribute to lower price levels for securities and illiquid markets.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. have contributed to this increased volatility and have diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown. Many economists are now predicting that the U.S. economy, and possibly the global economy, may enter into a prolonged recession or depression as a result of the deterioration in the credit markets and the related financial crisis, as well as a variety of other factors.

This market downturn could result in lower prices for securities, which may result in reduced management fees calculated as a percentage of assets managed. The market downturn could also lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenue we receive from commissions and spreads. Fluctuations in market activity could impact the flow of investment capital into or from assets under management and advisement and the way customers allocate capital among money market, equity, fixed income, or other investment alternatives, which could negatively impact our asset and wealth management business. Unfavorable financial or economic conditions would likely reduce the number and size of transactions in which we provide underwriting, financial advisory, and other services. Our corporate finance revenue, in the form of financial advisory and underwriting fees, is directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. In periods of low volume or price levels, profitability is further adversely affected because certain of our expenses remain relatively fixed.

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

We conduct principal trading, market making, merchant banking, and arbitrage activities for our own account, which subjects our capital to significant risks. These activities often involve the purchase, sale, or short sale of securities as principal in markets that are characterized as relatively illiquid or that may be susceptible to rapid fluctuations in liquidity and price. Current unfavorable market conditions could limit our resale of purchased securities or the repurchase of securities sold short. These risks involve market, credit and counterparty, and liquidity risks, which could result in losses for us. Market risk relates to the risk of fluctuating values and the ability of third parties to whom we have extended credit to repay us. Credit and counterparty risks represent the potential loss due to a client or counterparty failing to perform its contractual obligations, such as delivery of securities or payment of funds. Liquidity risk relates to our inability to liquidate assets or redirect illiquid investments. In any period we may experience losses as a result of price declines, lack of trading volume, or lack of liquidity.

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

We have a number of investment advisor affiliates, including Edelman, Rikoon, Leonetti, and Miller-Green, which were founded by and are identified with one individual.  The departure, death, or disability of that individual could result in the loss of clients and assets under management.

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

An economic downturn in the U.S. generally, or in any of our target sectors, could adversely affect our revenue.

Asset and wealth management, investment banking, and institutional services for clients based in the U.S. account for a significant portion of our revenue. An economic downturn in the U.S. generally or in the energy sector or another of our target sectors could adversely affect our existing and potential asset and wealth management clients and the emerging and middle-market companies and industries within the region we predominantly serve, which could in turn reduce our asset and wealth management, underwriting, and institutional services businesses and adversely affect our financial results and the market value of our securities.

Litigation and potential securities laws liabilities may adversely affect our business.

Many aspects of our business involve substantial risks of liability, litigation, and arbitration, which could adversely affect us. As a normal part of our business, we are from time to time named as a defendant or co-defendant in civil litigation and arbitration proceedings and as a subject of regulatory investigations arising from our business activities as a financial services firm. Some of these proceedings involve claims for substantial amounts of damages, based on allegations such as misconduct by us or our failure to properly supervise our asset and wealth management advisors, bad investment advice, unsuitable investment recommendations or excessive trading in a client’s account by our asset and wealth management advisors, materially false or misleading statements made in connection with securities offerings and other transactions, the advice we provide to participants in corporate transactions, and disputes over the terms and conditions of complex trading arrangements. The risks of liability, litigation, and arbitration often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. In view of the inherent difficulty of predicting the outcome of legal and regulatory proceedings, particularly where the plaintiffs or regulatory authorities seek substantial or indeterminate damages or fines or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be or what the timing of the ultimate resolution of these matters will be. Depending on our results for a particular period, an adverse determination could have a material effect on quarterly or annual operating results in the period in which it is resolved. See “Item 3. – Legal Proceedings”.

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

In 2008, our asset and wealth management revenue was $102.7 million, accounting for 52.3% of our total revenue. We derive our revenue from this business primarily from management fees that are based on committed capital, assets under management or advisement, and incentive fees, which are earned if the return of our proprietary funds exceeds certain threshold returns. Our ability to maintain or increase assets under management or advisement is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market or economic conditions, and competition from other fund managers.

Investment performance is one of the most important factors in retaining existing clients and competing for new asset and wealth management business. Poor investment performance could reduce our revenue and impair our growth in a number of ways:

•	existing clients may withdraw funds from our asset and wealth management business in favor of better performing products;

•	our incentive fees could decline or be eliminated entirely;

•	asset-based advisory fees could decline as a result of a decrease in assets under management;

•	our ability to attract funds from existing and new clients might diminish;

•	firms with which we have business relationships may terminate their relationships with us; and

•	our wealth managers and investment advisors may depart, whether to join a competitor or otherwise.

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

Our operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors. These factors include:

•	levels of assets under our management;

•	the number of underwriting and merger and acquisition transactions completed by our clients and the level and timing of fees we receive from those transactions;

•	the number of institutional and retail brokerage transactions and the commissions we receive from those transactions;

•	changes in the market valuations of investments held by proprietary investment funds that we organize and manage and of companies in which we have invested as a principal;

•	the timing of recording of asset management fees and special allocations of income, if any;

•	the realization of profits and losses on principal investments;

•	variations in expenditures for personnel, consulting, accounting, and legal expenses;

•	expenses of establishing any new business units, including marketing and technology expenses; and

•	changes in accounting principles.

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

We depend on proprietary and third party systems, so a systems failure could significantly disrupt our business.  These and other operational risks may disrupt our business, result in regulatory action against us, or limit our growth.

Our business depends highly on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets, and the transactions we process have become increasingly complex. Consequently, we rely heavily on our communications and financial, accounting, and other data processing systems, including systems provided by our clearing brokers and service providers. We face operational risk arising from mistakes made in the confirmation or settlement of transactions or from transactions not being properly recorded, evaluated, or accounted.

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

Risks Related to the Regulation of Our Business

Our securities broker-dealer and investment advisor subsidiaries are subject to substantial regulation. If we fail to comply with applicable requirements, our business will be adversely affected.

Our businesses are subject to extensive regulation under both federal and state laws. SMH is registered as a broker-dealer with the SEC and FINRA; SMH, Capital Advisors, Edelman, Rikoon, Leonetti, and Miller-Green are registered with the SEC as investment advisors. All of the professional agents employed by SSG and SSG Baseball, L.P. are registered as certified contract advisors with either the National Football League Players Association or the Major League Baseball Players Association.

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

Our financial services businesses may be materially affected not only by regulations applicable to our subsidiaries as financial market intermediaries but also by regulations of general application. For example, the volume of our underwriting, merger and acquisition, merchant banking, and principal investment business in a given period could be affected by existing and proposed tax legislation, antitrust policy, and other governmental regulations and policies, (including the monetary policies of the Federal Reserve Board), as well as changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

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

The business operations of SMH may face limitations due to net capital requirements.

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

These net capital rules could also restrict our ability to withdraw capital in situations where SMH has more than the minimum required capital. We may be limited in our ability to pay dividends, implement our strategies, pay interest or repay principal on our debt, and redeem or repurchase our outstanding shares. In addition, a change in these net capital rules or new rules affecting the scope, coverage, calculation, or amount of the net capital requirements, or a significant operating loss or significant charge against net capital, could have similar effects.

As a holding company, we depend on dividends, distributions, and other payments from our subsidiaries to fund any dividend payments and to fund all payments on our obligations. As a result, any regulatory action that restricts SMH’s ability to make payments to us could impede access to funds we need to make dividend payments or payments on our obligations.

Risks Relating to Owning Our Common Stock

The market price of our common stock may be volatile, which could adversely affect the value of your shares. Our common stock may trade at prices below your purchase price.

The market price of our common stock may be subject to significant fluctuations in response to many factors, including:

•	our perceived prospects;

•	the perceived prospects of the securities and financial services industries in general;

•	differences between our actual financial results and those expected by investors and analysts;

•	changes in securities analysts’ recommendations or projections;

•	our announcements of significant contracts, milestones, or acquisitions;

•	sales of substantial amounts of our common stock;

•	changes in general economic or market conditions, including conditions in the securities brokerage and investment banking markets;

•	changing conditions in the industry of one of our major client groups; and

•	fluctuations in stock market price and volume unrelated to us or our operating performance.

Many of these factors are beyond our control. Any one of the factors noted herein could have an adverse effect on the value of our common stock.  Our common stock may trade at prices below your purchase price.

Because our board of directors can issue common stock without shareholder approval, you could experience substantial dilution.

Our board of directors has the authority to issue up to 100,000,000 shares of common stock, to issue options and warrants to purchase shares of our common stock, and to issue debt convertible into common stock without shareholder approval in certain circumstances. Future issuances of additional shares of our common stock could be at values substantially below the price at which you may purchase our stock and, therefore, could represent substantial dilution. In addition, our board of directors could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without shareholder approval.

Our ability to issue “blank check” preferred stock without approval by the holders of our common stock could adversely affect your rights as a common shareholder and could be used as an anti-takeover device.

Our charter allows our board of directors to issue preferred stock and to determine its rights, powers, and preferences without shareholder approval (“blank check preferred stock”). Future preferred stock issued under the board’s authority could contain preferences over our common stock as to dividends, distributions, and voting power. Holders of preferred stock could, for example, be given the right to separately elect some number of our directors in all or specified events or an independent veto right over certain transactions, and redemption rights and liquidation preferences assigned to preferred shareholders could affect the residual value of your common stock. We could also use the preferred stock to deter or delay a change in control that may be opposed by management even if the transaction might be favorable to you as a common shareholder.

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

Provisions of our corporate documents and Texas law may delay or prevent an attempt to obtain control of our company, whether by means of a tender offer, business combination, proxy contest, or otherwise. These provisions include:

•	the authorization of blank check preferred stock;

•	the ability to remove directors only for cause, and then only on approval of the holders of two-thirds of the outstanding voting stock;

•	a restriction on the ability of shareholders to take actions by less than unanimous written consent; and

•	a restriction on business combinations with interested parties.

Our officers and directors own a substantial amount of our common stock and, therefore, exercise significant control over our corporate governance and affairs, which may result in their taking actions with which you do not agree.

Our executive officers, directors, and affiliates, and entities affiliated with them, control approximately 30% of our outstanding common stock (including exercisable stock options held by them). These shareholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which you do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control and might affect the market price of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive office together with certain brokerage and investment banking operations of SMH are located at 600 Travis, Houston, Texas and comprise approximately 67,000 square feet of leased office space pursuant to lease arrangements expiring in 2018.  We lease 26 other office locations including Alexandria, Virginia; Bernardsville, New Jersey; Bethesda, Maryland; Boca Raton; Chicago (two locations); Cleveland (two locations); Colorado Springs; Dallas/Fort Worth (three locations); Fairfax, Virginia; Garden City, New York; Greenwich, Connecticut; Hunt Valley, Maryland; Jackson, Mississippi; Las Vegas; Los Angeles; New Orleans; New York City (three locations); Santa Fe; The Woodlands, Texas; and Tulsa.  We lease all of our office space which management believes, at the present time, is adequate for our business.  We also lease communication and other office equipment.

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

In May 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH, US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC, Case No. 07-04837, in the 193rd Judicial District Court, Dallas County, Texas, alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with the plaintiffs’ purchase of $2.0 million in Ronco convertible preferred stock. SMH has filed an answer and special exceptions. SMH believes it has valid defenses to all claims made by the plaintiffs.  However, there is no assurance that the Company will successfully defend such claims.  We expect this case to go to trial in the second quarter of 2009.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Global Market Security tier of The Nasdaq Stock Market under the symbol “SMHG”.  The following table sets forth the quarterly high and low sales prices for our common stock during 2008 and 2007 for the calendar quarters indicated, each as reported on the Nasdaq National Market, and cash dividends declared per share of common stock:

			Cash
Calendar Period	High	Low	Dividend

2008:
First Quarter	$10.26	$7.92	$0.045
Second Quarter	$9.02	$6.67	$0.045
Third Quarter	$11.07	$5.08	$0.045
Fourth Quarter	$8.97	$4.23	$0.045

2007:
First Quarter	$12.89	$10.19	$0.045
Second Quarter	$13.97	$10.67	$0.045
Third Quarter	$12.15	$8.99	$0.045
Fourth Quarter	$10.82	$8.15	$0.045

At March 9, 2009, there were 313 holders of record of our common stock.

Dividend Policy

In 2002, our board of directors instituted a policy of paying regular quarterly dividends on our common stock.  During 2005, we increased the declared quarterly dividend payment to $0.045 per share (an annual amount of $0.18 per share).  In February 2009, the board of directors declared a cash dividend for the first quarter of 2009 in the amount of $0.045 per share.  Our declaration and payment of future dividends is subject to the discretion of our board of directors.  In exercising this discretion, the board of directors will take into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal and regulatory restrictions on the payment of dividends, and such other factors the board considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

For our equity compensation plans, the following table shows, at the end of fiscal year 2008, (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such options, warrants and rights, and (c) the number of securities remaining available for future issuance under the plans, excluding those issuable upon exercise of outstanding options, warrants and rights.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans
	outstanding options,	oustanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	660,307	$9.56	2,650,890	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	660,307	$9.56	2,650,890

(1)
The number of shares of our common stock available for incentive awards under our 1998 Incentive Plan is the greater of 4.0 million shares or 25% of the total number of shares of our common stock from time to time outstanding.

Corporate Performance

The following chart shows a comparison of the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2008, as compared to the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Financial Stocks Index, a peer group, assuming $100 was invested at market close on December 31, 2003 in our common stock and the two indices and dividends were reinvested.

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
Sanders Morris Harris Group Inc.	$100.00	$144.89	$135.05	$106.57	$87.04	$52.14
Nasdaq Stock Market Index (U.S. & Foreign)	100.00	108.81	111.28	122.73	135.65	65.04
Nasdaq Financial Stocks Index (1)	100.00	116.70	119.48	137.37	123.49	86.09

(1)	The Nasdaq Financial Stocks Index is composed of all Nasdaq companies with Standard Industrial Classification codes ranging from 6000 through 6799.

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

Item 6.  Selected Financial Data

The following data should be read together with the Consolidated Financial Statements and their related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included later in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands except per share amounts)
Statement of Operations:
Total revenue	$196,330	$185,812	$166,748	$124,475	$119,060
Income (loss) from continuing operations	$(25,293)	$5,093	$10,308	$10,295	$12,043
Income (loss) from discontinued operations, net of tax	-	-	(6,902)	379	371
Net income (loss)	$(25,293)	$5,093	$3,406	$10,674	$12,414

Diluted earnings (loss)
per common share:
Continuing operations	$(0.96)	$0.20	$0.49	$0.53	$0.66
Discontinued operations	-	-	(0.33)	0.02	0.02
Net earnings (loss)	$(0.96)	$0.20	$0.16	$0.55	$0.68

Weighted average common shares outstanding and committed - diluted	26,314	25,086	20,915	19,253	18,302

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands except per share amounts)
Balance Sheet Data:
Cash and cash equivalents	$30,224	$46,503	$68,861	$17,867	$22,262
Securities	54,559	85,657	83,929	75,541	59,929
Total assets	297,470	291,548	282,042	208,689	172,433
Total liabilities	66,111	48,265	49,982	46,223	28,419
Minority interests	8,805	20,105	12,124	7,781	5,230
Shareholders' equity	222,554	223,178	219,936	154,685	138,784
Cash dividends declared per common share	$0.18	$0.18	$0.18	$0.18	$0.15

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters.  We caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for our services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where we do business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of our trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for our services; and (12) litigation and securities law liabilities.  See “Risk Factors”.  The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

Our Capital Markets segment provides investment banking, institutional equity and fixed income brokerage, and prime brokerage services to institutional clients, and third party management of a portion of our assets.

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

Prime Brokerage Services provides trade execution, clearing, bookkeeping, reporting, custodial, securities borrowing, financing, research, and fund raising to hedge fund clients.  The Company maintains a number of asset management accounts on behalf of individual asset managers through this division.

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

Our financial services business is affected by general economic conditions. Our revenue relating to asset-based advisory services and managed accounts is typically from fees based on the market value of assets under management or advisement. The decline in assets under our management due to instability in the overall stock market resulted in lower management fees for us as well as lower trading volume and reduced commission rates which have had a negative impact on our commission revenue.

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During 2008, compensation and benefits represented 51.9% of total expenses and 64.6% of total revenue, compared to 64.8% of total expenses and 57.8% of total revenue during 2007.  The decrease in compensation and benefits as a percentage of expenses is principally due to a $56.5 million goodwill impairment charge recognized in 2008.  The increase in compensation and benefits as a percentage of total revenue is principally due to an increase in revenue in our prime brokerage services division which has a higher payout than our other business lines.

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

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Total revenue increased $10.5 million to $196.3 million in 2008 from $185.8 million in 2007, while total expenses increased $79.0 million to $244.7 million in 2008 from $165.7 million in 2007.  Equity in income of limited partnerships increased to $38.6 million in 2008 from $3.8 million in 2007, primarily due to the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  Income (loss) from continuing operations was $(25.3) million, or $(0.96) per diluted common share, in 2008 compared to $5.1 million, or $0.20 per diluted common share, in 2007.

Revenue from investment advisory and related services increased from $71.3 million during 2007 to $73.9 million in 2008, primarily due to the acquisitions of Rikoon, Leonetti, and Miller-Green.  Commission revenue increased to $56.1 million in 2008 from $54.8 million during 2007 primarily due to an increase in trading volume in the institutional brokerage division.  Investment banking revenue decreased to $14.3 million in 2008 from $35.0 million in 2007, principally due to a decrease in the number of banking transactions completed during 2008 caused by weakness in the financial markets.  Principal transactions revenue increased from $10.2 million in 2007 to $33.5 million in 2008, primarily as the result of an increase in gains in our assets managed by third parties to $15.0 million in 2008 from $3.3 million in 2007.  Also, principal transactions revenue from the sale of fixed income products increased to $11.9 million in 2008 from $2.5 million in 2007.  Interest and dividends was constant at $6.7 million in 2008 and 2007.   A decrease in the amount of money in the firm’s accounts that are earning interest income and a decline in interest rates in 2008 was offset by interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  Other income increased to $11.8 million in 2008 from $7.7 million in 2007 reflecting growth in hedge fund servicing revenue and third-party marketing fees.

Employee compensation and benefits increased to $126.9 million in 2008 from $107.4 million in 2007 due to revenue growth in the prime brokerage services division.  Expenses increased at a disproportionate rate to increased revenue due to a shift in a portion of revenue from lower compensation components (investment banking) to higher compensation components (prime brokerage services).  Floor brokerage, exchange, and clearance fees increased to $7.0 million in 2008 from $6.4 million in 2007 reflecting the increase in trading volume.  Communications and data processing increased to $11.3 million in 2008 from $10.0 million in 2007 primarily due to higher clearing firm service fees resulting from the increase in trading volume. Occupancy costs increased to $13.2 million in 2008 from $11.9 million in 2007 due to the increase in the amount of rental space occupied by SMH and the addition of Rikoon, Dickenson, Leonetti, and Miller-Green.  Interest expense increased to $147,000 in 2008 from $35,000 in 2007 due to the imputed interest associated with an incentive compensation payable resulting from the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  The Company recognized a goodwill impairment charge of $56.5 million in 2008.  No such charge was recognized in 2007.  Amortization of intangible assets increased to $1.0 million in 2008 from $349,000 in 2007 due to the addition of Rikoon, Dickenson, Leonetti, and Miller-Green.  Other general and administrative expenses decreased to $28.6 million in 2008 from $29.6 million in 2007 primarily due to a decrease in the provision for bad debts which was partially offset by an increase in outside sales commissions.

Our effective tax rate from continuing operations was 52.4% in 2008 compared to 37.2% in 2007.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of nondeductible goodwill impairment charges.

RESULTS BY SEGMENT

Asset/Wealth Management

	Year Ended December 31,
	2008	2007
	(in thousands)

Revenue	$102,681	$107,252

Income from continuing operations before income taxes	$24,699	$24,833

Revenue from asset/wealth management decreased to $102.7 million in 2008 from $107.3 million in 2007 and income from continuing operations before income taxes decreased to $24.7 million in 2008 from $24.8 million in 2007.  Sales credits from investment banking transactions decreased to $1.1 million in 2008 from $7.0 million in 2007.  This decrease was partially offset by an increase in investment advisory and related services revenue to $73.7 million in 2008 from $71.1 million in 2007, primarily due to the acquisitions of Rikoon, Dickenson, Leonetti, and Miller-Green.  Additionally, the conversion of Edelman’s assets under management from a commission-based to a fee-based compensation structure contributed to the growth in investment advisory fee revenue.  Total expenses decreased to $72.6 million in 2008 from $75.1 million in 2007, primarily due to decreased employee compensation related to the lower revenue.  Equity in income of limited partnerships decreased to $1.5 million in 2008 from $8.5 million in 2007, principally due to the decrease in the value of the investment portfolio of one of the limited partnerships that we manage.  Minority interests in net income of consolidated companies reflect the portion of net income attributable to minority interest ownership of entities included in our consolidated financial statements.  Income attributable to minority interests, which reduces our pretax income, decreased to $6.9 million in 2008 from $15.8 million in 2007, principally due to decreases in the values of the investment portfolio of one of the limited partnerships.

Capital Markets

Investment Banking

	Year Ended December 31,
	2008	2007
	(in thousands)

Revenue	$12,220	$23,609

Income (loss) from continuing operations before income taxes	$(4,246)	$4,273

Revenue from investment banking decreased to $12.2 million in 2008 from $23.6 million in 2007 and income (loss) from continuing operations before income taxes decreased to a loss of $4.2 million in 2008 from income of $4.3 million in 2007.  The revenue decrease is primarily due to a decrease in the number of banking transactions completed during 2008 caused by weakness in the financial markets.  Total expenses decreased to $16.5 million in 2008 from $19.3 million in 2007. The decrease in expenses is attributable to decreased employee compensation, which is partially tied to revenue.

Institutional Brokerage

	Year Ended December 31,
	2008	2007
	(in thousands)

Revenue	$15,845	$15,519

Income (loss) from continuing operations before income taxes	$(671)	$1,232

Revenue from institutional brokerage increased to $15.8 million in 2008 from $15.5 million in 2007 and income (loss) from continuing operations before income taxes decreased to a loss of $671,000 in 2008 from income of $1.2 million in 2007.  Commission revenue increased to $12.5 million in 2008 from $9.9 million in 2007 reflecting a $3.2 million increase in commissions from the sale of collateralized debt obligations in our fixed income division.  This increase was partially offset by a decline in sales credits from syndicate and investment banking activities to $627,000 in 2008 from $3.4 million in 2007 reflecting a lower volume of offerings sold by the institutional division.  Total expenses increased to $16.5 million in 2008 from $14.3 million in 2007, primarily due to increased employee compensation related to the higher commission revenue.

Prime Brokerage Services

	Year Ended December 31,
	2008	2007
	(in thousands)

Revenue	$61,658	$36,583

Income from continuing operations before income taxes	$2,851	$2,750

Revenue from prime brokerage services increased to $61.7 million in 2008 from $36.6 million in 2007 and income from continuing operations before income taxes increased to $2.9 million in 2008 from $2.8 million in 2007.  Commission revenue and third-party marketing fees increased to $29.6 million in 2008 from $25.3 million in 2007 reflecting growth in hedge fund servicing revenue.  In addition, principal transactions revenue increased to $30.6 million in 2008 from $7.8 million in 2007 reflecting an increase in revenue earned from the sale of fixed income products and trading activities.  Total expenses increased to $58.8 million during 2008 from $33.8 million during 2007 reflecting increased compensation and outside sales commissions related to increased revenue.  Our revenue sharing arrangement for prime brokerage services provides generally that we retain $2.75 million of the first $3.25 million of income and that we do not share in additional income until book profit of the division exceeds $5.5 million.

Corporate Support and Other

	Year Ended December 31,
	2008	2007
	(in thousands)

Revenue	$3,926	$2,849

Loss from continuing operations before income taxes	$(39,234)	$(24,972)

Revenue from corporate support and other increased to $3.9 million in 2008 from $2.8 million in 2007 and the loss from continuing operations before income taxes decreased to a loss of $39.2 million in 2008 from a loss of $25.0 million in 2007.  Interest and dividend income increased to $5.2 million in 2008 from $3.8 million in 2007.  Interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. was partially offset by a decrease in the amount of money in the firm’s accounts that are earning interest income and a decline in interest rates in 2008.  Total expenses increased to $80.3 million in 2008 from $23.2 million in 2007 primarily due to a $56.5 million goodwill impairment charge recognized in 2008.  Equity in income (loss) of limited partnerships increased to income of $37.1 million in 2008 from a loss of $4.6 million in 2007, primarily due to the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  This income was partially offset by the decrease in the value of our direct investment in one limited partnership.

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

Employee compensation and benefits increased to $107.4 million in 2007 from $96.3 million in 2006 due to the higher revenue.  Floor brokerage, exchange, and clearance fees declined to $6.4 million in 2007 from $7.4 million in 2006 as the result of lower trading volume in the trading operations of our Concept Capital division.  Communications and data processing increased to $10.0 million in 2007 from $7.7 million in 2006 primarily due to higher clearing firm service fees at Edelman caused by the conversion of accounts from a commission-based to a fee-based fee structure. Occupancy costs increased to $11.9 million in 2007 from $11.0 million in 2006 due to the increase in the amount of rental space and related furniture and equipment necessary for the expansion of our asset and wealth management business.  Interest expense declined to $35,000 in 2007 from $804,000 in 2006 due to the payoff of most of the Company’s debt during 2006.  Amortization of intangible assets was $349,000 in 2007. There was no such amortization recorded in 2006.  Other general and administrative expenses increased to $29.6 million in 2007 from $22.7 million in 2006 primarily due to the write-off of two notes receivable, representing bridge loans to investment banking clients, totaling $5.0 million.

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

Revenue from prime brokerage services increased to $36.6 million in 2007 from $34.8 million in 2006 and income from continuing operations before income taxes increased to $2.8 million in 2007 from $2.6 million in 2006.  Commission revenue increased to $25.3 million in 2007 from $19.7 million in 2006, while principal transaction revenue decreased to $7.8 million in 2007 from $12.6 million in 2006, reflecting growth in hedge fund servicing revenue and lower revenue from trading activities.  Total expenses increased to $33.8 million during 2007 from $32.2 million during 2006 reflecting increased compensation and other costs related to increased revenue.

Corporate Support and Other

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

The Company had one credit facility in effect at December 31, 2008.  In May 2005, the Company entered into a $15.0 million revolving credit facility with a bank.  In May 2008, this credit agreement was amended to decrease the revolving credit facility to the lesser of $5.0 million or the loan value of certain collateral pledged to secure the revolving credit facility.  The line of credit expires in May 2009, unless extended.  There was no outstanding balance on the line of credit at December 31, 2008.  The amount of available borrowings under the line of credit, which is reduced by letters of credit issued by the Company, was $4.0 million at December 31, 2008.

The Company and its subsidiaries have contractual obligations under operating leases that expire by 2018 with initial noncancelable terms in excess of one year.  The aggregate annual rentals for these operating leases, consisting of leases for office space and computer and office equipment, along with the consideration for the acquisition of EFA, are as described in the following table:

	Payment due by period
			After 1 but	After 3 but
		Within	within	within	After
	Total	1 year	3 years	5 years	5 years
	(in thousands)

Operating lease obligations	$60,062	$9,562	$18,904	$15,871	$15,725
Consideration for EFA acquisition	35,000	25,000	10,000	-	-
Total	$95,062	$34,562	$28,904	$15,871	$15,725

Operating expenses consist of compensation and benefits, floor brokerage, exchange, and clearing costs, and other expenses. These expenses are primarily dependent on revenue and, with the exception of obligations for office rentals, should require a limited amount of capital in addition to that provided by revenue during 2009.  Currently, obligations for non-cancelable office leases total $9.6 million during 2009.  Funds required for other working capital items such as receivables, securities owned, and accounts payable, along with expenditures to repurchase stock, are expected to total between $1.0 million and $3.0 million during 2009.  Capital expenditure requirements are expected to total between $2.0 million and $3.0 million during 2009, mainly consisting of leasehold improvements, furniture, and computer equipment and software. Funds needed for acquisitions will depend on the completion of transactions that may not be identifiable until such time as the acquisition is completed.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties. At December 31, 2008, we had approximately $30.2 million in cash and cash equivalents, which together with liquid assets, consisting of receivables from broker-dealers, deposits with clearing organizations and marketable securities owned, totaled $53.4 million.

Receivables turnover, calculated as total revenue divided by average receivables, was three for the year ended December 31, 2008 compared to five for the year ended December 31, 2007.  The allowance for doubtful accounts as a percentage of receivables was 1.3% at December 31, 2008 compared to 5.0% at December 31, 2007.  The decrease in the receivables turnover and in the allowance for doubtful accounts as a percentage of receivables was the result of an increase in receivables from notes receivable issued in exchange for the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.

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

For the year ended December 31, 2008, net cash provided by operations totaled $27.0 million compared to $24.4 million during 2007.  Receivables decreased by $3.1 million during the year ended December 31, 2008, due to repayment of the loan to EFA and a decline in fees receivable caused by market declines.  These decreases were partially offset by an increase in the current tax receivable related to the 2008 loss from continuing operations.

Marketable securities owned increased by $3.4 million during the year ended December 31, 2008, while securities sold, not yet purchased decreased by $2.5 million and payables to broker-dealers and clearing organizations decreased by $922,000.   The change in marketable securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations is primarily due to the portfolios in accounts managed by third party managers.   The Company’s accounts managed by third parties carry both long and short fixed income and equity securities.  These accounts are managed to generate profits based on trading spreads, rather than through speculation on the direction of the market.  We employ hedging strategies designed to insulate the net value of our trading inventories from fluctuations in the general level of interest rates and equity price variances.  We finance a portion of our trading positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $32.7 million at December 31, 2008 compared to $61.1 million at December 31, 2007.  This decrease is the result of net dispositions of investment positions as well as changes in the values of our investment portfolios.  Management believes its investment in limited partnerships is a critical part of its capital market investing activities that has historically generated favorable returns for the Company.  These limited partnerships typically have a ten-year life.

Capital expenditures for the year ended December 31, 2008 were $7.9 million mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for our growth.

At December 31, 2008, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the SEC's Uniform Net Capital Rules and had capital in excess of the required minimum.

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

Investments in not readily marketable securities, marketable securities with insufficient trading volumes, and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At December 31, 2008 and 2007, the Company’s investment portfolios included investments totaling $32.7 million and $61.1 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

Goodwill.  Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill be tested for impairment between annual test dates if an event or changing circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount.   The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill and other intangible assets).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Factors considered in determining fair value in accordance with SFAS No. 142 include, among other things, the Company’s market capitalization as determined by quoted market prices for its common stock and the value of the Company’s reporting units.  The Company uses several methods to value its reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and multiples of assets under management.  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In performing the first step of the goodwill impairment test, the estimated fair values of the reporting units were developed using the methods listed above.  When performing the discounted cash flow analysis, the Company utilized observable market data to the extent available.  The discount rates utilized in these analyses ranged from 11% to 16%, reflecting market based estimates of capital costs.  The Company also calculates estimated fair values of the reporting units utilizing multiples of earnings, book value, and, when applicable, assets under management of the reporting unit.  The estimated fair value using these techniques is compared with the carrying value of the reporting unit to determine if there is an indication of impairment.

The Company performed its annual review for goodwill impairment as of April 30, 2008.  This review was updated to November 30, 2008 due to deterioration in overall macroeconomic conditions and the extended decline in the Company’s stock price.  The first step of the November goodwill impairment test resulted in an indication of impairment at four of the Company’s reporting units.  As such, the Company was required to perform step two of the goodwill impairment test for these reporting units.  This assessment resulted in the recognition of a goodwill impairment charge of $56.5 million.  A deferred tax benefit of $6.8 million was recognized as a result of this charge.  In the event that the Company’s stock price continues to trade below its book value, the Company would expect to update its review for goodwill impairment quarterly.  The future goodwill impairment tests may result in an additional charge to earnings.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The following discussion relates to our market risk sensitive instruments as of December 31, 2008.

Our trading equity and debt securities are marked to market on a daily basis.  At December 31, 2008, our trading equity and debt securities were recorded at a fair value of $21.9 million.  These trading equity and debt securities are subject to equity price risk.

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

Our financial services business is affected by general economic conditions.  Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management or advisement.  The decline in assets under our management due to the instability in the overall stock market resulted in lower management fees for us as well as lower trading volume and reduced commission rates which have had a negative impact on our commission revenue.  In addition, the instability in the credit markets, which sharply widened the spreads over treasuries of certain less than investment grade bonds held primarily in our newly established high yield hedge fund, created losses in our investment portfolio during 2008.

At December 31, 2008, securities owned by the Company were recorded at a fair value of $54.6 million, including $21.9 million in marketable securities, $29.4 million representing our investments in limited partnerships, and $3.3 million representing other not readily marketable securities.

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

Other Risks

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

We have audited the accompanying consolidated balance sheets of Sanders Morris Harris Group Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed it method of accounting for certain securities owned in 2008 due to the adoption of FASB Statement No. 157, Fair Value Measurements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanders Morris Harris Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009, expressed an unqualified opinion on management’s assessment of, and the effective operation of, the Company’s internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP

Houston, Texas
March 16, 2009

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$30,224	$46,503
Receivables, net of allowance of $1,470 and $2,330, respectively
Broker-dealers and clearing organizations	254	232
Customers	16,344	25,147
Related parties	8,417	14,676
Other	89,847	4,408
Deposits with clearing organizations	1,062	1,095
Securities owned	54,559	84,898
Securities available for sale	-	759
Furniture, equipment, and leasehold improvements, net	18,859	16,613
Other assets and prepaid expenses	2,261	2,329
Goodwill, net	63,078	88,461
Other intangible assets, net	12,565	6,427
Total assets	$297,470	$291,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$36,644	$29,523
Borrowings	-	200
Deferred tax liability, net	14,532	137
Securities sold, not yet purchased	12,884	15,432
Payable to broker-dealers and clearing organizations	2,051	2,973
Total liabilities	66,111	48,265

Commitments and contingencies

Minority interests	8,805	20,105

Shareholders' equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,207,962 and 25,765,806 shares issued, respectively	292	258
Additional paid-in capital	234,578	204,596
Retained earnings (accumulated deficit)	(5,895)	23,422
Accumulated other comprehensive income	-	161
Treasury stock, at cost, 1,049,085 shares and 929,285 shares, respectively	(6,421)	(5,259)
Total shareholders' equity	222,554	223,178
Total liabilities and shareholders' equity	$297,470	$291,548

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Investment advisory and related services	$73,923	$71,322	$41,723
Commissions	56,053	54,804	57,229
Investment banking	14,317	35,014	36,569
Principal transactions	33,470	10,238	18,708
Interest and dividends	6,719	6,746	6,637
Other income	11,848	7,688	5,882
Total revenue	196,330	185,812	166,748

Expenses:
Employee compensation and benefits	126,917	107,371	96,258
Floor brokerage, exchange, and clearance fees	7,029	6,440	7,363
Communications and data processing	11,279	10,013	7,721
Occupancy	13,174	11,870	11,011
Interest	147	35	804
Goodwill impairment charge	56,471	-	-
Amortization of intangible assets	1,004	349	-
Other general and administrative	28,645	29,621	22,687
Total expenses	244,666	165,699	145,844

Income (loss) from continuing operations before equity in income of limited partnerships, minority interests, and income taxes	(48,336)	20,113	20,904
Equity in income of limited partnerships	38,631	3,840	2,222
Income (loss) from continuing operations before minority interests and income taxes	(9,705)	23,953	23,126
Minority interests in net income of consolidated companies	(6,896)	(15,837)	(6,708)
Income (loss) from continuing operations before income taxes	(16,601)	8,116	16,418
Provision for income taxes	8,692	3,023	6,110
Income (loss) from continuing operations	(25,293)	5,093	10,308
Loss from discontinued operations, net of tax of $0, $0, and $(3,965), respectively	-	-	(6,902)
Net income (loss)	$(25,293)	$5,093	$3,406

Basic earnings (loss) per common share:
Continuing operations	$(0.96)	$0.21	$0.50
Discontinued operations	-	-	(0.33)
Net earnings (loss)	$(0.96)	$0.21	$0.17
Diluted earnings (loss) per common share:
Continuing operations	$(0.96)	$0.20	$0.49
Discontinued operations	-	-	(0.33)
Net earnings (loss)	$(0.96)	$0.20	$0.16

Weighted average common shares outstanding and committed:
Basic	26,314	24,777	20,475
Diluted	26,314	25,086	20,915

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except shares and per share amounts)

	Year Ended December 31,						Year Ended December 31,
	2008		2007		2006		2008	2007	2006
	Amounts						Shares
Common stock
Balance, beginning of year	$258		$253		$196		25,765,806	25,273,437	19,634,260
Sale of stock	-		-		50		-	-	5,000,000
Stock issued for acquisition	28		2		2		2,859,996	242,927	189,812
Stock issued pursuant to employee benefit plan	6		3		5		582,160	249,442	449,365
Balance, end of year	292		258		253		29,207,962	25,765,806	25,273,437
Common stock committed
Balance, beginning of year	-		-		-		-	-	-
Stock committed for acquistion	-		-		-		-	-	190,431
Stock issued pursuant to commitment	-		-		-		-	-	(190,431)
Balance, end of year	-		-		-		-	-	-
Additional paid-in capital
Balance, beginning of year	204,596		199,176		134,004
Sale of stock	-		-		58,391
Stock issued for acquisition	23,905		2,398		2,380
Stock issued pursuant to employee benefit plan; including tax benefit	3,171		599		2,001
Stock-based compensation expense	2,906		2,423		2,385
Collection of receivable for shares issued	-		-		15
Balance, end of year	234,578		204,596		199,176
Retained earnings (accumulated deficit)
Balance, beginning of year	23,422		23,902		23,936
Cumulative effect of adoption of a new accounting principle	893		-		-
Cash dividends ($0.18 per share in 2008; 2007; and 2006)	(4,917)		(5,573)		(3,440)
Net income (loss)	(25,293)	(25,293)	5,093	5,093	3,406	3,406
Balance, end of year	(5,895)	(25,293)	23,422	5,093	23,902	3,406
Accumulated other comprehensive income (loss)
Balance, beginning of year	161		86		30
Net change in unrealized appreciation on securities available for sale	(267)	(267)	125	125	89	89
Income tax benefit (expense) on change in unrealized appreciation on securities available for sale	106	106	(50)	(50)	(33)	(33)
Balance, end of year	-	(161)	161	75	86	56
Comprehensive income (loss)		(25,454)		5,168		3,462
Treasury stock
Balance, beginning of year	(5,259)		(3,481)		(3,481)		(929,285)	(739,411)	(739,402)
Acquisition of treasury stock	(1,162)		(1,778)				(119,800)	(189,874)	(9)
Balance, end of year	(6,421)		(5,259)		(3,481)		(1,049,085)	(929,285)	(739,411)
Total shareholders' equity and common shares outstanding and committed	$222,554		$223,178		$219,936		28,158,877	24,836,521	24,534,026

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,293)	$5,093	$3,406
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized gain on securities available for sale	(205)	(1)	(12)
(Gain) loss on sales of assets	88	74	(9)
Depreciation and amortization	3,931	3,333	2,873
Provision for bad debts	1,180	5,308	836
Stock-based compensation expense	2,906	2,423	2,385
Goodwill impairment charge	56,471	-	4,456
Amortization of intangible assets	1,004	349	-
Deferred income taxes	14,501	(2,950)	596
Equity in income of limited partnerships	(38,631)	(3,840)	(2,222)
Minority interests in net income of consolidated companies	6,896	15,837	6,708
Unrealized and realized losses on not readily marketable securities owned, net	6,180	3,358	2,740
Not readily marketable securities owned received for payment of investment banking fees	(581)	(1,182)	(5,189)
Net change in:
Receivables	3,142	(20,348)	(11,775)
Deposits with clearing organizations	33	(11)	(11)
Marketable securities owned	(3,433)	16,888	(4,614)
Other assets and prepaid expenses	(740)	(293)	2
Accounts payable and accrued liabilities	3,007	2,794	3,814
Securities sold, not yet purchased	(2,548)	(4,675)	11,939
Payable to broker-dealers and clearing organizations	(922)	2,240	(2,539)
Net cash provided by operating activities	26,986	24,397	13,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,939)	(7,737)	(5,669)
Acquisitions, net of cash acquired of $0, $0, and $421, respectively	(29,080)	(8,292)	(2,382)
Proceeds from sales and maturities of securities available for sale	697	834	520
Purchases of not readily marketable securities owned	(1,369)	(24,201)	(1,152)
Proceeds from sales of not readily marketable securities owned	12,477	6,541	1,632
Proceeds from sales of assets	289	40	155
Net cash used in investing activities	(24,925)	(32,815)	(6,896)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,162)	(1,778)	-
Proceeds from sale of stock	-	-	58,441
Proceeds from shares issued pursuant to employee benefit plan	2,795	483	1,490
Tax benefit of stock options exercised	382	119	516
Collection of receivables for shares issued	-	-	15
Proceeds from borrowings	250	145	8,119
Repayment of borrowings	(450)	(500)	(18,270)
Investments by minority interests	-	80	47
Distributions to minority interests	(16,505)	(8,037)	(2,412)
Payments of cash dividends	(3,650)	(4,452)	(3,440)
Net cash provided by (used in) financing activities	(18,340)	(13,940)	44,506
Net increase (decrease) in cash and cash equivalents	(16,279)	(22,358)	50,994
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,503	68,861	17,867
CASH AND CASH EQUIVALENTS AT END OF YEAR	$30,224	$46,503	$68,861

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

The Company merged with and acquired its operating subsidiaries from 1999 through 2008.  The acquisitions were accounted for using the purchase method and, accordingly, results of an acquired entity are included in the Company’s consolidated financial statements from the date of acquisition.  As a result, the current period results are not comparable to the prior periods.

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

Investments in not readily marketable securities, marketable securities with insufficient trading volumes, and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At December 31, 2008 and 2007, the Company’s investment portfolios included investments totaling $32.7 million and $61.1 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill be tested for impairment between annual test dates if an event or changing circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount.   The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill and other intangible assets).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Factors considered in determining fair value in accordance with SFAS No. 142 include, among other things, the Company’s market capitalization as determined by quoted market prices for its common stock and the value of the Company’s reporting units.  The Company uses several methods to value its reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and multiples of assets under management.  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In performing the first step of the goodwill impairment test, the estimated fair values of the reporting units were developed using the methods listed above.  When performing the discounted cash flow analysis, the Company utilized observable market data to the extent available.  The discount rates utilized in these analyses ranged from 11% to 16%, reflecting market based estimates of capital costs.  The Company also calculates estimated fair values of the reporting units utilizing multiples of earnings, book value, and, when applicable, assets under management of the reporting unit.  The estimated fair value using these techniques is compared with the carrying value of the reporting unit to determine if there is an indication of impairment.

The Company performed its annual review for goodwill impairment as of April 30, 2008.  This review was updated to November 30, 2008 due to deterioration in overall macroeconomic conditions and the extended decline in the Company’s stock price.  The first step of the November goodwill impairment test resulted in an indication of impairment at four of the Company’s reporting units.  As such, the Company was required to perform step two of the goodwill impairment test for these reporting units.  This assessment resulted in the recognition of a goodwill impairment charge of $56.5 million.  A deferred tax benefit of $6.8 million was recognized as a result of this charge.

During the year ended December 31, 2006, the Company recognized goodwill impairment charges totaling $4.5 million related to its ownership of Charlotte Capital.  During the fourth quarter of 2006, the Company made the decision to close and closed Charlotte Capital.  The operating results of Charlotte Capital, including the goodwill impairment charges, are included in loss from discontinued operations, net of tax, in the accompanying consolidated statements of operations.

Other intangible assets consist primarily of customer relationships and trade names acquired in purchase business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  During the year ended December 31, 2008, the Company recognized a trade name impairment of $227,000.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (Revised 2004).  SFAS No. 123R established standards for the accounting for transactions in which an entity (1) exchanges its equity instruments for goods or services, or (2) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS No. 123R eliminated the ability to account for stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB No. 25”) and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  SFAS No. 123R was effective for the Company on January 1, 2006.  The Company transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”).  Under modified prospective application, the Company applies SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered after the adoption of SFAS No. 123R.  The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.  Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchase, and cancellations of existing awards before and after the adoption of this standard.

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

Investments in Limited Partnerships

Investments in limited partnerships are accounted for at fair value, and principally consist of Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., SMH Credit Opportunity Fund, L.P. (formerly Tactical Opportunities High Yield Fund, L.P.), Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners, L.P., Concept Capital, LLC, Select Sports Group, Ltd., Endowment Advisors, L.P., SMH Private Equity Group I, L.P., SMH Private Equity Group II, L.P., and SMH NuPhysicia, LLC.

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

Reclassifications

Certain reclassifications have been made to the 2006 consolidated financial statements to conform them to the 2007 and 2008 presentation.  Cash flow information has been revised to reclassify the acquisitions and dispositions of not readily marketable securities owned from net cash provided by operating activities to net cash used in investing activities.  The total amount thus reclassified was $480,000.  Management believes that the changes in the consolidated statement of cash flows are immaterial relative to the financial statements taken as a whole.  The result of this reclassification on net cash provided by 2006 operating activities was a decrease of $480,000.  The result of this reclassification on net cash used in investing activities in the 2006 consolidated statement of cash flows is as follows:

2006
(in thousands)

Net cash used in investing activities (as reported)	$(7,376)
Impact of reclassification of acquisitions and dispositions of not readily marketable securities	480
Net cash used in investing activities (as reclassified)	$(6,896)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (Revised 2007). SFAS No. 141R replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for the Company on January 1, 2009.  At December 31, 2008, the Company had $8.8 million in minority interests that would be reported as a component of equity under the requirements of SFAS No. 160.

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

On May 10, 2005, the Company acquired a 51% interest in Edelman, one of the leading financial planning firms in the country.  Edelman, based in Fairfax, Virginia, manages approximately $2.9 billion in assets.  On May 12, 2008, the Company purchased an additional 25% membership interest in Edelman.  The Company paid an amount determined based upon Edelman’s 2007 pretax income (the “Second Tranche Consideration”).  The Second Tranche Consideration of $44.4 million, which was paid in a combination of cash and the Company’s common stock, has been recorded as goodwill.

On May 8, 2009, the Company was to purchase all of the remaining issued and outstanding membership interests of Edelman for approximately $38.7 million payable in a combination of cash and the Company’s common stock (the “Third Tranche Consideration”).  On January 29, 2009, the Company entered into an agreement (the “Agreement”) that made certain amendments to the May 10, 2005 purchase agreement.  Under the terms of the Agreement, the Company will not be required to pay the Third Tranche Consideration provided it fulfills the requirements of the Agreement.  See Note 25 – Subsequent Events.

  3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table sets forth pertinent information regarding the allowance for doubtful accounts (in thousands):

Balance at December 31, 2005	$512
Additions charged to cost and expenses	836
Charge off of receivables	(1,121)
Balance at December 31, 2006	227
Additions charged to cost and expenses	5,308
Charge off of receivables	(3,205)
Balance at December 31, 2007	2,330
Additions charged to cost and expenses	1,180
Charge off of receivables	(2,040)
Balance at December 31, 2008	$1,470

  4. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2008 and 2007 were as follows:

	December 31,
	2008		2007
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Marketable:
Corporate stocks and options	$21,877	$12,803	$23,799	$15,432
Corporate bond	-	81	-	-
	21,877	12,884	23,799	15,432
Not readily marketable:
Limited partnerships	29,356	-	53,012	-
Warrants	2,316	-	5,649	-
Equities and options	1,010	-	2,438	-
	32,682	-	61,099	-
	$54,559	$12,884	$84,898	$15,432

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration is effected under the Securities Act of 1933 or other applicable securities acts, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company.  Not readily marketable securities consist of investments in limited partnerships, equities, options, and warrants.  The investments in limited partnerships are accounted for using the equity method, which approximates fair value, and principally consist of Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., SMH Credit Opportunity Fund, L.P. (formerly Tactical Opportunities High Yield Fund, L.P.), Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners, L.P., Concept Capital, LLC, Select Sports Group, Ltd., Endowment Advisors, L.P., SMH Private Equity Group I, L.P., SMH Private Equity Group II, L.P., and SMH NuPhysicia, LLC.

A summary of the results of operations and partners’ capital of the limited partnerships is as follows as of and for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Net investment income	$32,107	$30,751	$9,853
Unrealized loss on investments	(46,949)	(6,803)	(6,156)
Realized gain (loss) on investments	(4,706)	28,308	17,784
Increase (decrease) in partners' capital resulting from operations	$(19,548)	$52,256	$21,481
Total assets	$286,121	$612,868	$369,834
Total liabilities	(115,014)	(60,764)	(26,856)
Partners' capital	$171,107	$552,104	$342,978

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

The following table sets forth by level within the fair value hierarchy securities owned and securities sold, not yet purchased as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities owned	$21,596	$3,074	$13,423	$38,093
Securities sold, not yet purchased	12,794	90	-	12,884

The following table sets forth a summary of changes in the fair value of the Company’s level 3 securities owned for the year ended December 31, 2008:

Level 3
Securities Owned
Year Ended
December 31, 2008
(in thousands)

Balance, beginning of year	$16,620
Realized lossess	(934)
Unrealized gains (losses) relating to securities still held at the reporting date	(296)
Purchases, issuances, and settlements	(1,967)
Balance, end of year	$13,423

Net unrealized gains (losses) for level 3 securities owned are a component of “Principal transactions” and “Equity in income of limited partnerships” in the Consolidated Statements of Operations as follows:

	Year Ended
	December 31, 2008
		Equity in Income
	Principal	of Limited
	Transactions	Partnerships
	(in thousands)

Unrealized gains (losses) relating to securities still held at the reporting date	$37	$(333)

At December 31, 2008, the Company had $14.2 million and $2.3 million in securities owned that are valued in accordance with EITF D-46, Accounting for Limited Partnership Investments, and at cost basis, respectively.

In August 2008, agreements were reached which provided for Salient Partners’ and Endowment Advisers’ purchase of the Company’s interest in such entities for a total of $95.3 million.  The terms of the agreements provide that Endowment Advisers will pay the Company annually the greater of $12.0 million in priority to other distributions, or 23.15% of total distributions, until the Company has received a total of $86.0 million plus 6% per annum.  The Company received an additional $9.3 million note for its 50% interest in Salient Partners, payable with interest over a five-year period.

The Company recorded a receivable in the amount of $76.7 million representing the net present value of the expected receipts which is included in "Other receivables" in the Consolidated Balance Sheets.  The Company recognized a $50.4 million gain on this sale in 2008.

  5. SECURITIES AVAILABLE FOR SALE

Securities available for sale at December 31, 2007 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
At December 31, 2007:
U.S. government and agency obligations	$133	$3	$-	$136
Marketable equity securities	359	264	-	623
Total	$492	$267	$-	$759

The Company’s available for sale portfolio is comprised of U.S. government agency obligations and large cap equity securities.  No securities available for sale had unrealized losses at December 31, 2007.

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

Gross realized gains on sales of securities available for sale were $205,000, $1,000, and $15,000 for the years ended December 31, 2008, 2007, and 2006, respectively.  No realized losses on securities available for sale were recorded for the years ended December 31, 2008 and 2007.  Gross realized losses on sales of securities available for sale were $3,000 for the year ended December 31, 2006.  Such gains and losses are included in revenue under the caption “Principal transactions”.

  6. RECEIVABLES FROM BROKER-DEALERS AND CLEARING ORGANIZATIONS

Receivables from broker-dealers and clearing organizations at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(in thousands)

Receivables from broker-dealers and clearing organizations	$254	$232

  7. DEPOSITS WITH CLEARING ORGANIZATIONS

Under its clearing agreements, SMH is required to maintain a certain level of cash or securities on deposit with clearing organizations.  Should the clearing organizations suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing organizations.  The Company had $1.1 million on deposit as of December 31, 2008 and 2007 with clearing organizations to meet this requirement.

  8. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Furniture, equipment, and leasehold improvements at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(in thousands)

Furniture and fixtures	$5,209	$4,875
Equipment	9,539	8,911
Leasehold improvements	17,277	14,508
Accumulated depreciation and amortization	(13,166)	(11,681)
Furniture, equipment, and leasehold improvements, net	$18,859	$16,613

  9. BORROWINGS

In May 2005, the Company entered into a $15.0 million revolving credit facility with a bank.  In May 2008, this credit agreement was amended to decrease the revolving credit facility to the lesser of $5.0 million or the loan value of certain collateral pledged to secure the revolving credit facility.  The line of credit expires on May 31, 2009, unless extended.  Borrowings under the line of credit bear interest at LIBOR plus 200 basis points.  Interest is payable quarterly on this line of credit.  The credit facility is secured by a pledge of ownership interests in three of the Company’s subsidiaries.  Debt covenants require the Company to maintain certain debt to EBITDA and liquidity to funded debt ratios, as well as minimum assets under management.  At December 31, 2008, the Company was in compliance with all covenants.  There was no outstanding balance on the line of credit at December 31, 2008.  The amount of available borrowings under the line of credit, which is reduced by letters of credit issued by the Company, was $4.0 million at December 31, 2008.

  10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(in thousands)

Accounts payable	$4,898	$5,591
Compensation	19,221	18,000
Other	12,525	5,932
Total accounts payable and accrued liabilities	$36,644	$29,523

In conjunction with the sale of the Company's interests in Salient Partners and Endowment Advisers, the Company recorded a payable in the amount of $4.1 million representing the net present value of future incentive compensation payments. This payable is included in “Other” in the above table.

  11. INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2008, 2007, and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

From continuing operations:
Current	$(6,253)	$5,973	$5,275
Deferred	14,945	(2,950)	835
Income tax provision from continuing operations	8,692	3,023	6,110
From discontinued operations	-	-	(3,965)
Income tax provision	$8,692	$3,023	$2,145

The difference between the effective tax rate reflected in the income tax provision from continuing operations and the statutory federal rate is analyzed as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Expected federal tax at statutory rate of 34% for 2008, 2007, and 2006	$5,644	$2,759	$5,582
State and other income taxes	3,048	264	528
Total	$8,692	$3,023	$6,110

The effective tax rates from continuing operations for the years ended December 31, 2008, 2007, and 2006 were 52.4%, 37.2%, and 37.2%, respectively.

The components of the deferred income tax assets and liabilities were as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred income tax assets:
Unrealized loss on securities owned	$733	$-
Accumulated depreciation	294	1,321
Accrued liabilities	16	-
Allowance for doubtful accounts	558	869
Partnership income	-	233
Deferred compensation	350	830
Restricted stock compensation	1,208	196
Goodwill and other intangible amortization/impairment	5,158	-
SFAS No. 123R expense	247	95
Total deferred tax assets	8,564	3,544
Deferred income tax liabilities:
Accrued liabilities	-	(142)
Unrealized gains on securities available for sale	(101)	(100)
Prepaid expenses	(136)	(229)
Imputed interest expense	(186)	(183)
Goodwill and other intangible amortization	-	(734)
Unrealized gain on securities owned	-	(2,293)
Gain on sale of business	(22,673)	-
Total deferred tax liabilities	(23,096)	(3,681)
Net deferred tax liability	$(14,532)	$(137)

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

The current tax receivable at December 31, 2008 and 2007 was $12.1 million and $1.6 million, respectively.  This receivable is a component of “Other receivables” in the Consolidated Balance Sheets.

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

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

  12. ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

Substantially all employees are eligible to participate in the Sanders Morris Harris Group Inc. 401(k) defined contribution plan.  The Company made no contributions to this plan in 2008, 2007, and 2006.

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

During the years ended December 31, 2008, 2007, and 2006, 246,078, 55,200, and 153,686 options were exercised for which the Company received proceeds of $1.2 million, $257,000, and $792,000, respectively, and the tax benefit realized from stock option exercises was $373,000, $119,000, and $516,000, respectively.  The Company recognized pretax compensation cost of $166,000, or $100,000 net of tax, for the year ended December 31, 2008 and $144,000, or $88,000 net of tax, for the year ended December 31, 2007.  The portion of stock-based compensation expense related to stock options that was unrecognized at December 31, 2008 was $105,000 and is expected to be recognized over a weighted average period of 0.96 years.

The following table sets forth information regarding the Company’s stock options for each of the three years in the period ended December 31, 2008:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise Price	Life	Value
			(in years)	(in thousands)
Outstanding at December 31, 2005	915,271	$6.42
Granted	150,000	15.19
Exercised	(153,686)	5.15		$1,483
Oustanding at December 31, 2006	911,585	8.08
Granted	-	-
Exercised	(55,200)	4.66		340
Oustanding at December 31, 2007	856,385	8.30
Granted	50,000	8.17
Exercised	(246,078)	4.89		1,085
Oustanding at December 31, 2008	660,307	9.56	4.50	-

Options exercisable at December 31, 2008	606,140	9.25	4.19	-

Options available for grant at December 31, 2008	2,650,890

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Wgtd. Avg.		Number
Range of	Outstanding at	Remaining	Wgtd. Avg.	Exercisable at	Wgtd. Avg.
Exercise Prices	12/31/2008	Contr. Life	Exercise Price	12/31/2008	Exercise Price
		(in years)
$4.44-$6.04	280,307	1.54	$4.82	280,307	$4.82
$7.91-$9.15	75,000	7.62	8.17	58,333	8.16
$12.02-$17.20	305,000	6.46	14.27	267,500	14.14
$4.44-$17.20	660,307	4.50	9.56	606,140	9.25

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model.  There were no stock options granted during 2007.  During 2008 and 2006, stock options were granted with the following weighted-average assumptions:

	2008	2006

Expected life in years	10.00	5.00
Interest rate	3.17%	5.02%
Volatility	28.33%	19.33%
Dividend yield	2.20%	1.24%
Weighted average fair value of options granted during the period	$2.47	$3.65

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

Employees deferred compensation of $151,000, $225,000, and $698,000 during the years ended December 31, 2008, 2007, and 2006, respectively, that was used to purchase restricted common stock.  The Company recognized pretax compensation expense of $2.7 million, $2.3 million, and $2.4 million, or $1.6 million, $1.4 million, and $1.5 million net of tax, during the years ended December 31, 2008, 2007, and 2006, respectively, related to its restricted common stock plan.

The following table summarizes certain information related to restricted common stock grants at December 31, 2008:

	Number of	Weighted Average
	Shares	Grant Date Fair Value

Nonvested at January 1, 2008	526,741	$13.39

Nonvested at December 31, 2008	683,116	11.06

For the year ended December 31, 2008:

Granted	345,352	8.65

Vested	179,707	13.24

Forfeited	9,270	11.47

At December 31, 2008, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock totaled $4.5 million and is expected to be recognized over the next 4.25 years.  The fair value of restricted stock vested during the years ended December 31, 2008, 2007, and 2006 was $1.5 million, $2.2 million, and $2.2 million, respectively.

  13. PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.10 per share. Shares of preferred stock may be issued from time to time by the board of directors, without action by the shareholders, in one or more series with such designations, preferences, special rights, qualifications, limitations, and restrictions as may be designated by the board of directors prior to the issuance of such series.  No shares of preferred stock have been issued as of December 31, 2008.

  14. TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock.  Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices.  Such repurchases are accounted for using the cost method.  The Company repurchased 119,800 and 189,874 shares of its common stock during the years ended December 31, 2008 and 2007, respectively, related to this program.

  15. EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)

Income (loss) from continuing operations	$(25,293)	$5,093	$10,308
Loss from discontinued operations, net of tax	-	-	(6,902)
Net income (loss)	$(25,293)	$5,093	$3,406

Basic earning (loss) per common share:
Continuing operations	$(0.96)	$0.21	$0.50
Discontinued operations	-	-	(0.33)
Net earnings (loss)	$(0.96)	$0.21	$0.17

Diluted earnings (loss) per common share:
Continuing operations	$(0.96)	$0.20	$0.49
Discontinued operations	-	-	(0.33)
Net earnings (loss)	$(0.96)	$0.20	$0.16

Weighted average number of common shares outstanding:
Basic	26,314	24,777	20,475
Incremental common shares issuable under stock option plan, net	-	309	440
Diluted	26,314	25,086	20,915

Outstanding stock options of 511,000, 305,000, and 172,500 at December 31, 2008, 2007, and 2006, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the years presented.

  16. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and other intangible assets for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31, 2008
			Amortizable Intangible Assets:			Total Other
			Covenants Not	Customer		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Subtotal	Assets
	(in thousands)
Balance, beginning of year	$88,461	$2,246	$527	$3,654	$4,181	$6,427
Edelman Second Tranche Consideration	44,367	-	-	-	-	-
Acquisition of Miller-Green	-	1,104	57	1,862	1,919	3,023
Acquisition of Leonetti	2,057	1,403	64	2,652	2,716	4,119
Sale of Salient and Endowment Advisers	(15,336)	-	-	-	-	-
Goodwill impairment charge	(56,471)	-	-	-	-	-
Amortization/impairment of other intangible assets	-	(227)	(198)	(579)	(777)	(1,004)
Balance, end of year	$63,078	$4,526	$450	$7,589	$8,039	$12,565

	Year Ended December 31, 2007
			Amortizable Intangible Assets:			Total Other
			Covenants Not	Customer		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Subtotal	Assets
	(in thousands)
Balance, beginning of year	$83,810	$-	$-	$963	$963	$963
Acquisition of Rikoon	-	1,759	295	2,384	2,679	4,438
Acquisition of Dickenson	4,651	487	289	599	888	1,375
Amortization	-	-	(57)	(292)	(349)	(349)
Balance, end of year	$88,461	$2,246	$527	$3,654	$4,181	$6,427

As of December 31, 2008, the remaining weighted-average amortization period is 4.88 years for covenants not to compete and 12.16 years for customer relationships included in the table above.

The following table shows estimated future amortization expense related to these intangible assets (in thousands):

2009	$798
2010	690
2011	690
2012	679
2013	675
Thereafter	4,507

  17. COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $420,000, $245,000, $230,000, $144,000, and $92,000 to the owners of five of the offices that we lease to secure payment of our lease obligations for those facilities.  The Company has issued a letter of credit in the amount of $100,000 to secure the payment of the deductible portion of the Company’s workers compensation insurance policy.

In December 2006, Ric Edelman organized a new entity, Edelman Financial Advisors, LLC (“EFA”) to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area.  The Company owns a 10% membership interest in EFA.  We committed to initially loan EFA up to $20.0 million to cover its start-up expenses of which $10.0 million has been advanced and subsequently repaid.  Mr. Edelman has guaranteed repayment of the EFA obligation to the extent of funds that will be owed to him by the Company in connection with the purchase of Edelman.  There was no outstanding balance on the Company’s loan to EFA at December 31, 2008.  On January 29, 2009, the Company entered into an agreement (the “Agreement”) whereby the Company will purchase an additional 66% of EFA for an aggregate consideration of $25.0 million in cash and a subordinated promissory note in the principal amount of $10.0 million.  Under the terms of the Agreement, the Company will not be required to loan EFA the remaining $10.0 million provided it fulfills the requirements of the Agreement.  See Note 25 – Subsequent Events.

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

In the normal course of business, the Company enters into underwriting commitments.  There were no firm underwriting commitments open at December 31, 2008.

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

In May 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH, US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC, Case No. 07-04837, in the 193rd Judicial District Court, Dallas County, Texas, alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with the plaintiffs’ purchase of $2.0 million in Ronco convertible preferred stock. SMH has filed an answer and special exceptions. SMH believes it has valid defenses to all claims made by the plaintiffs.  However, there is no assurance that the Company will successfully defend such claims.  We expect this case to go to trial in the second quarter of 2009.

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

Total rental expense for operating leases was $7.3 million, $6.5 million, and $6.4 million for the years ended December 31, 2008, 2007, and 2006, respectively.  Rent expense on operating leases is recognized on a straight line basis over the life of the respective leases.  The Company and its subsidiaries have obligations under operating leases that expire by 2018 with initial noncancelable terms in excess of one year.  Aggregate annual rentals for office space and computer and office equipment are as follows (in thousands):

2009	$9,562
2010	9,625
2011	9,279
2012	8,417
2013	7,454
Thereafter	15,725
Total minimum rental payments	60,062
Minimum sublease rentals	(1,252)
Net minimum rental payments	$58,810

  18. CONCENTRATIONS OF RISK

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

  19. NET CAPITAL REQUIREMENTS OF SUBSIDIARY

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2008, SMH had net capital, as defined, of $8.8 million, which was $7.7 million in excess of its required net capital of $1.1 million.

  20. BUSINESS SEGMENT INFORMATION

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

The following summarizes certain financial information of each reportable business segment for the years ended December 31, 2008, 2007, and 2006.  SMHG does not analyze asset information in all business segments.

	Year Ended December 31,
	2008	2007	2006
		(in thousands)
Revenue:
Asset/Wealth Management	$102,681	$107,252	$80,452
Capital Markets:
Investment banking	12,220	23,609	25,239
Institutional brokerage	15,845	15,519	21,349
Prime brokerage services	61,658	36,583	34,788
Capital Markets Total	89,723	75,711	81,376
Corporate Support and Other	3,926	2,849	4,920
Total	$196,330	$185,812	$166,748

Income (loss) from continuing operations before equity in income (loss) of limited partnerships, minority interests, and income taxes:
Asset/Wealth Management	$30,079	$32,191	$18,052
Capital Markets:
Investment banking	(4,246)	4,273	7,728
Institutional brokerage	(671)	1,232	2,819
Prime brokerage services	2,851	2,750	2,595
Capital Markets Total	(2,066)	8,255	13,142
Corporate Support and Other	(76,349)	(20,333)	(10,290)
Total	$(48,336)	$20,113	$20,904

Equity in income (loss) of limited partnerships:
Asset/Wealth Management	$1,516	$8,479	$1,494
Capital Markets:
Investment banking	-	-	-
Institutional brokerage	-	-	-
Prime brokerage services	-	-	-
Capital Markets Total	-	-	-
Corporate Support and Other	37,115	(4,639)	728
Total	$38,631	$3,840	$2,222

Minority interests in net income of consolidated companies:
Asset/Wealth Management	$(6,896)	$(15,837)	$(6,708)
Capital Markets:
Investment banking	-	-	-
Institutional brokerage	-	-	-
Prime brokerage services	-	-	-
Capital Markets Total	-	-	-
Corporate Support and Other	-	-	-
Total	$(6,896)	$(15,837)	$(6,708)

Income (loss) from continuing operations before income taxes:
Asset/Wealth Management	$24,699	$24,833	$12,838
Capital Markets:
Investment banking	(4,246)	4,273	7,728
Institutional brokerage	(671)	1,232	2,819
Prime brokerage services	2,851	2,750	2,595
Capital Markets Total	(2,066)	8,255	13,142
Corporate Support and Other	(39,234)	(24,972)	(9,562)
Total	$(16,601)	$8,116	$16,418

  21. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Cash paid for income taxes, net	$2,320	$5,742	$1,072
Cash paid for interest	9	23	842
Non-cash investing activities:
Acquisitions:
Receivables	10	-	-
Goodwill	24,136	2,400	2,449
Accounts payable and accrued liabilities	(290)	-	(67)
Minority interests	77	-	-
Common stock	(23,933)	(2,400)	(2,382)
Sale of nonmarketable securities:
Receivables	76,727	-	-
Sale of limited partnerships	(72,583)	-	-
Accounts payable and accrued liabilities	(4,144)	-	-
Non-cash financing activities:
Dividends declared not yet paid	1,267	1,121	-

  22. RELATED PARTY TRANSACTIONS

The Company had receivables from related parties totaling $8.4 million and $14.7 million at December 31, 2008 and 2007, respectively, primarily consisting of $4.4 million and $3.0 million, respectively, of advances to unconsolidated related entities to fund operating expenses and $3.3 million and $2.7 million, respectively, of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company.  The notes receivable from employees and consultants typically are forgiven over a one to five-year period and have tiered maturities from 2009 through 2013.  In addition, at December 31, 2007, the Company had an $8.0 million notes receivable from EFA that was repaid in full in 2008.

SMH earned fees of $2.6 million, $3.4 million, and $2.4 million in 2008, 2007, and 2006, respectively, through the sale of annuity products from HWG Insurance Agency, Inc. (“HWG”).  The sole shareholder of HWG is an employee of SMH.

In December 2006, Ric Edelman organized a new entity, EFA to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area.  The Company owns a 10% membership interest in EFA.  We committed to initially loan EFA up to $20.0 million to cover its start-up expenses of which $10.0 million has been advanced and subsequently repaid.  Mr. Edelman has guaranteed repayment of the EFA obligation to the extent of funds that will be owed to him by the Company in connection with the purchase of Edelman.  There was no outstanding balance on the Company’s loan to EFA at December 31, 2008.  On January 29, 2009, the Company entered into an agreement (the “Agreement”) whereby the Company will purchase an additional 66% of EFA.  Under the terms of the Agreement, the Company will not be required to loan EFA the remaining $10.0 million provided it fulfills the requirements of the Agreement.  See Note 25 – Subsequent Events.

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

During 2001, the Company formed PTC – Houston Management, L.P. (“PTC”) to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston.  A former advisory director of SMHG and his family are the principal owners of an entity that is a 50% owner of PTC.  Net operating income recognized by PTC totaled $1.4 million, $248,000, and $593,000 in 2008, 2007, and 2006, respectively, of which $643,000, $118,000, and $296,000, respectively, was attributable to the Company and $716,000, $124,000, and $297,000, respectively, was attributable to the advisory director-owned entity.  During 2007, the Company granted a 5% ownership interest in PTC to an employee who serves as a manager of PTC.  The Company owned 50% of PTC through September 30, 2007 and 45% of PTC thereafter.

  23. UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Three Months Ended,
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008
	(in thousands, except per share amounts)

Total revenue	$41,426	$53,300	$46,960	$54,644

Net income (loss)	$(2,107)	$6,192	$28,960	$(58,338)

Basic earnings (loss) per common share	$(0.08)	$0.23	$1.03	$(2.13)

Diluted earnings (loss) per common share	$(0.08)	$0.23	$1.03	$(2.13)

Weighted average common shares oustanding - basic	24,940	26,760	28,033	27,436

Weighted average common shares outstanding - diluted	25,165	26,918	28,192	27,436

	Three Months Ended,
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007
	(in thousands, except per share amounts)

Total revenue	$45,483	$46,197	$46,150	$47,982

Net income (loss)	$2,741	$1,105	$1,843	$(596)

Basic earnings (loss) per common share	$0.11	$0.04	$0.07	$(0.02)

Diluted earnings (loss) per common share	$0.11	$0.04	$0.07	$(0.02)

Weighted average common shares oustanding - basic	24,611	24,731	24,801	24,959

Weighted average common shares outstanding - diluted	24,939	25,075	25,095	25,224

  24. DISCONTINUED OPERATIONS

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

A summary of selected financial information of discontinued operations is as follows for the year ended December 31, 2006:

Year Ended
December 31,
2006
(in thousands)
Operating activities:
Revenue	$3,034
Expenses	9,304
Goodwill impairment charge	4,456
Loss from discontinued operations before
minority interests and income taxes	(10,726)
Minority interests in net loss of consolidated companies	203
Loss from discontinued operations before income taxes	(10,523)
Benefit for income taxes	(3,839)
Net loss from operations, net of tax	(6,684)
Costs related to exit of business, net of tax	(218)
Loss from discontinued operations	$(6,902)

Major classes of assets and liabilities of the Fixed Income National division and Charlotte Capital accounted for as discontinued operations in the accompanying consolidated balance sheets at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(in thousands)
Accounts payable and accrued liabilities	$42	$65
Total liabilities of discontinued operations	$42	$65
Minority interest	$676	$676

  25. SUBSEQUENT EVENTS

On January 22, 2009, the Company and its wholly-owned subsidiary SMH, entered into a Contribution Agreement with Pan Asia China Commerce Corp., a Delaware corporation (“PAC3”), Siwanoy Capital, LLC, a New York limited liability company (“Siwanoy”) and Siwanoy Securities, LLC, a New York limited liability company (“New BD”), and a wholly-owned subsidiary of Siwanoy.

Pursuant to the Contribution Agreement (a) PAC3 agreed to subscribe for and purchase a 40% Class A membership interest in Siwanoy in exchange for a cash payment and note and (b) SMH agreed to contribute to New BD the assets, properties, working capital, and rights related and/or pertaining to its investment banking, institutional trading (including equity sales and fixed income sales), New York trading, and research businesses (excluding The Juda Group and the Concept Capital divisions) (the “Capital Markets Business”), including a specified amount of working capital (as adjusted for any profits or losses incurred in the Capital Markets Business between January 1, 2009, and the date of closing) less (i) the value of the accounts receivable contributed to Siwanoy, (ii) the value of certain assets in SMH’s New Orleans, Louisiana office, (iii) the value of certain money security deposits and any advance payments, and (iv) the value of certain securities to be mutually agreed upon by the parties in exchange for a 20% Class A Membership Interest in Siwanoy, cash, and a note issued by Siwanoy to the Company. Current members of management of the Capital Markets Business will retain the remaining 40% membership interest in Siwanoy.

The transaction is expected to close following the filing with and approval by the Financial Industry Regulatory Authority of a new member application by the New BD.

On January 29, 2009, the Company entered into an agreement (the “Agreement”) whereby the parties agreed to make certain amendments to the Edelman purchase agreement dated May 10, 2005 and to the EFA agreements dated December 8, 2006.  The Agreement, as amended, provides that the Company will purchase an additional 66% membership interest in EFA on or before March 31, 2009 for an aggregate consideration consisting of $25.0 million in cash and a subordinated promissory note in the principal amount of $10.0 million.  If the terms of the Agreement are met, the Company will not be required to pay the Third Tranche Consideration under the Edelman purchase agreement and the EFA agreements are terminated.  See Note 2 – Acquisitions and Note 17 – Commitments and Contingencies.

On February 19, 2009, the Company’s board of directors declared a cash dividend for the first quarter of 2009 in the amount of $0.045 per share of common stock.  The cash dividend will be payable on April 16, 2009, to holders of record as of the close of business on April 2, 2009.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

Item 9A. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act), as of December 31, 2008, the end of the fiscal period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sanders Morris Harris Group Inc.:

We have audited that Sanders Morris Harris Group Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sanders Morris Harris Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
March 16, 2009

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2009.

SANDERS MORRIS HARRIS GROUP INC.

By:	/s/ BEN T. MORRIS
Ben T. Morris Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March 2009.

Signature	Title

/s/ BEN T. MORRIS	Chief Executive Officer and Director
Ben T. Morris	(Principal Executive Officer)

/s/ RIC EDELMAN	President and Director
Ric Edelman

/s/ GEORGE L. BALL	Chairman of the Board
George L. Ball

/s/ DON A. SANDERS	Vice Chairman
Don A. Sanders

/s/ RICHARD E. BEAN	Director
Richard E. Bean

/s/ CHARLES W. DUNCAN, III	Director
Charles W. Duncan, III

/s/ SCOTT MCCLELLAND	Director
Scott McClelland

/s/ ALBERT W. NIEMI, JR., PH.D.	Director
Albert W. Niemi, Jr., Ph.D.

/s/ W. BLAIR WALTRIP	Director
W. Blair Waltrip

/s/ RICK BERRY	Chief Financial Officer
Rick Berry	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.08
Agreement and Fifth Amendment to Credit Agreement and Amendment to Interest Rate Agreement dated as of May 31, 2008, among Sanders Morris Harris Group Inc. and JPMorgan Chase Bank, National Association.  (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-30066), and incorporated herein by reference).

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

10.12
Letter agreement dated as of January 1, 2009, among Sanders Morris Harris Group, Inc., Frederic M. Edelman, and Edward Moore.  (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 29, 2009 (File No. 000-30066), and incorporated herein by reference).

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