Form 10-Q
period 2009-03-31
SANDERS MORRIS HARRIS GROUP INC
filed 2009-05-11
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Large accelerated filer ☐	Accelerated filer☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of May 7, 2009, the registrant had 28,163,395 outstanding shares of common stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)

ASSETS
Cash and cash equivalents	$17,924	$30,224
Receivables, net of allowance of $2,828 and $1,470, respectively
Broker-dealers and clearing organizations	3,659	254
Customers	17,297	16,344
Related parties	11,910	8,417
Other	88,184	89,847
Deposits with clearing organizations	1,563	1,062
Securities owned	47,916	54,559
Furniture, equipment, and leasehold improvements, net	18,129	18,859
Other assets and prepaid expenses	2,543	2,261
Goodwill, net	49,287	63,078
Other intangible assets, net	11,253	12,565
Total assets	$269,665	$297,470

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$33,841	$36,644
Deferred tax liability, net	9,588	14,532
Securities sold, not yet purchased	8,174	12,884
Payable to broker-dealers and clearing organizations	1,493	2,051
Total liabilities	53,096	66,111

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,219,757 and 29,207,962 shares issued, respectively	292	292
Additional paid-in capital	234,791	234,578
Accumulated deficit	(20,008)	(5,895)
Treasury stock, at cost, 1,055,894 and 1,049,085 shares, respectively	(6,449)	(6,421)
Total Sanders Morris Harris Group Inc. shareholders' equity	208,626	222,554
Noncontrolling interest	7,943	8,805
Total equity	216,569	231,359
Total liabilities and equity	$269,665	$297,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Investment advisory and related services	$14,190	$18,734
Commissions	11,677	13,482
Investment banking	1,909	1,100
Principal transactions	8,718	2,602
Interest and dividends	2,628	1,146
Other income	2,077	3,588
Total revenue	41,199	40,652

Expenses:
Employee compensation and benefits	28,281	25,326
Floor brokerage, exchange, and clearance fees	1,798	1,403
Communications and data processing	2,647	2,711
Occupancy	3,477	2,867
Interest	180	-
Goodwill and other intangible assets impairment charges	14,928	-
Amortization of intangible assets	209	169
Other general and administrative	6,218	6,464
Total expenses	57,738	38,940

Income (loss) from continuing operations before equity in loss of limited partnerships and income taxes	(16,539)	1,712
Equity in loss of limited partnerships	(498)	(1,560)
Income (loss) from continuing operations before income taxes	(17,037)	152
Benefit for income taxes	(6,473)	(1,022)
Income (loss) from continuing operations, net of income taxes	(10,564)	1,174
Loss from discontinued operations, net of tax of $831 and $232, respectively	(1,228)	(393)
Net income (loss)	(11,792)	781
Less: Net income attributable to the noncontrolling interest	(1,052)	(2,888)
Net loss attributable to Sanders Morris Harris Group Inc.	$(12,844)	$(2,107)

Basic loss per common share:
Continuing operations	$(0.42)	$(0.07)
Discontinued operations	(0.05)	(0.01)
Net loss	$(0.47)	$(0.08)

Diluted loss per common share:
Continuing operations	$(0.42)	$(0.07)
Discontinued operations	(0.05)	(0.01)
Net loss	$(0.47)	$(0.08)

Weighted average common shares outstanding:
Basic	27,567	24,940
Diluted	27,567	24,940

Amounts attributable to Sanders Morris Harris Group Inc. common shareholders:
Loss from continuing operations, net of tax	$(11,616)	$(1,714)
Discontinued operations, net of tax	(1,228)	(393)
Net loss	$(12,844)	$(2,107)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the three months ended March 31, 2009
(in thousands, except share and per share amounts)
(unaudited)

	Amounts	Shares
Common stock:
Balance, beginning of period	$292	29,207,962
Stock issued pursuant to employee benefit plan	-	11,795
Balance, end of period	292	29,219,757
Additional paid-in capital:
Balance, beginning of period	234,578
Stock issued pursuant to employee benefit plan; including tax benefit	10
Tax adjustment related to employee benefit plan	(486)
Stock-based compensation expense	689
Balance, end of period	234,791
Accumulated deficit:
Balance, beginning of period	(5,895)
Cash dividends ($0.045 per share)	(1,269)
Net loss attributable to Sanders Morris Harris Group Inc.	(12,844)
Balance, end of period	(20,008)
Treasury stock:
Balance, beginning of period	(6,421)	(1,049,085)
Acquisition of treasury stock	(28)	(6,809)
Balance, end of period	(6,449)	(1,055,894)
Noncontrolling interest:
Balance, beginning of period	8,805
Contributions	20
Distributions	(1,934)
Net income attributable to the noncontrolling interest	1,052
Balance, end of period	7,943
Total equity and common shares outstanding	$216,569	28,163,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,792)	$781
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sales of assets	12	89
Depreciation	1,038	946
Provision for bad debts	24	398
Stock-based compensation expense	689	676
Goodwill and other intangible assets impairment charges	14,928	-
Amortization of intangible assets	209	169
Deferred income taxes	(4,944)	(149)
Equity in loss of limited partnerships	498	1,560
Unrealized and realized loss on not readily marketable securities owned, net	723	1,291
Not readily marketable securities owned received for payment of investment banking fees	-	(10)
Net change in:
Receivables	(6,212)	(2,776)
Deposits with clearing organizations	(501)	-
Marketable securities owned	3,244	7,568
Other assets and prepaid expenses	(282)	(146)
Accounts payable and accrued liabilities	(2,803)	(10,068)
Securities sold, not yet purchased	(4,710)	(2,711)
Payable to broker-dealers and clearing organizations	(558)	(2,207)
Net cash used in operating activities	(10,437)	(4,589)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(396)	(3,447)
Acquisitions, net of cash acquired of $0 and $126, respectively	(34)	(3,874)
Purchases of not readily marketable securities owned	(209)	(205)
Proceeds from sales of not readily marketable securities owned	2,387	-
Proceeds from sales and maturities of securities available for sale	-	34
Proceeds from sales of assets	76	132
Net cash provided by (used in) investing activities	1,824	(7,360)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(28)	(1,162)
Proceeds from shares issued pursuant to employee benefit plan	10	471
Tax benefit of stock options exercised	-	146
Tax adjustment related to employee benefit plan	(486)	-
Proceeds from borrowings	-	250
Contributions by noncontrolling interest	20	-
Distributions to noncontrolling interest	(1,934)	(6,018)
Payments of cash dividends	(1,269)	(1,116)
Net cash used in financing activities	(3,687)	(7,429)
Net decrease in cash and cash equivalents	(12,300)	(19,378)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,224	46,503
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,924	$27,125

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

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at March 31, 2009 and December 31, 2008, our consolidated results of operations for the three months ended March 31, 2009 and 2008, our consolidated changes in equity for the three months ended March 31, 2009, and our consolidated cash flows for the three months ended March 31, 2009 and 2008.  All adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest in subsidiaries. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest in subsidiaries. SFAS No. 160 was effective for the Company on January 1, 2009.  Shareholders’ equity changed due to the application of SFAS No. 160.  Noncontrolling interest, formerly presented as minority interests outside of shareholders’ equity, is now included in equity.

In April 2009, FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued.  FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when volume and level of activity for the asset or liability have significantly decreased.  FSP No. FAS 157-4 is effective for the Company for the interim period ending June 30, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was issued to amend the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities making the guidance more operational and improving the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. FAS 115-2 and FAS 124-2 is effective for the Company for the interim period ending June 30, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

On May 10, 2005, the Company acquired a 51% interest in Edelman, one of the leading financial planning firms in the country.  Edelman, based in Fairfax, Virginia, manages approximately $3.0 billion in assets.  On May 12, 2008, the Company purchased an additional 25% membership interest in Edelman.  The Company paid an amount determined based upon Edelman’s 2007 pretax income (the “Second Tranche Consideration”).  The Second Tranche Consideration of $44.4 million, which was paid in a combination of cash and the Company’s common stock, has been recorded as goodwill.

On May 8, 2009, the Company was to purchase all of the remaining issued and outstanding membership interests of Edelman for approximately $38.7 million payable in a combination of cash and the Company’s common stock (the “Third Tranche Consideration”).  On January 29, 2009, the Company entered into an agreement (the “Agreement”) that made certain amendments to the May 10, 2005 purchase agreement.  Under the terms of the Agreement, the Company will not be required to pay the Third Tranche Consideration provided it fulfills the requirements of the Agreement.  See Note 10 – Commitments and Contingencies.

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Marketable:
Corporate stocks and options	$15,111	$8,093	$21,877	$12,803
Corporate bond	2,848	81	-	81
Total marketable	17,959	8,174	21,877	12,884
Not readily marketable:
Limited partnerships	27,091	-	29,356	-
Warrants	1,929	-	2,316	-
Equities and options	937	-	1,010	-
Total not readily marketable	29,957	-	32,682	-
Total	$47,916	$8,174	$54,559	$12,884

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

The following table sets forth by level within the fair value hierarchy securities owned and securities sold, not yet purchased as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities owned	$14,783	$5,332	$12,616	$32,731
Securities sold, not yet purchased	8,093	81	-	8,174

The following table sets forth a summary of changes in the fair value of the Company’s level 3 securities owned for the three months ended March 31, 2009:

Level 3
Securities Owned
(in thousands)

Balance, beginning of period	$13,423
Realized gains	34
Unrealized losses relating to securities still held at the reporting date	(193)
Purchases, issuances, and settlements	(648)
Balance, end of period	$12,616

Net unrealized losses for level 3 securities owned are a component of “Principal transactions” and “Equity in loss of limited partnerships” in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended
	March 31, 2009
		Equity in Loss
	Principal	of Limited
	Transactions	Partnerships
	(in thousands)

Unrealized losses relating to securities still held at the reporting date	$(120)	$(73)

At March 31, 2009, the Company had $12.9 million and $2.3 million in securities owned that are valued in accordance with EITF D-46, Accounting for Limited Partnership Investments, and at cost basis, respectively.

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

The Company recorded a receivable in the amount of $76.7 million representing the net present value of the expected receipts which is included in “Other receivables” in the Condensed Consolidated Balance Sheets.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill be tested for impairment between annual test dates if an event or changing circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount.   The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill and other intangible assets).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141R.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

In performing the first step of the goodwill impairment test, the estimated fair values of the reporting units were developed using the methods listed above.  When performing the discounted cash flow analysis, the Company utilized observable market data to the extent available.  The discount rates utilized in these analyses ranged from 15% to 20%.  The Company also calculates estimated fair values of the reporting units utilizing multiples of earnings, book value, and, when applicable, assets under management of the reporting unit.  The estimated fair value using these techniques is compared with the carrying value of the reporting unit to determine if there is an indication of impairment.

The Company performed its annual review for goodwill impairment as of April 30, 2008.  This review was updated to February 28, 2009 due to deterioration in overall macroeconomic conditions and the extended decline in the Company’s stock price.  The first step of the February goodwill impairment test resulted in an indication of impairment at five of the Company’s reporting units.  As such, the Company was required to perform step two of the goodwill impairment test for these reporting units.  This assessment resulted in the recognition of a goodwill impairment charge of $13.8 million during the quarter ended March 31, 2009.

Other intangible assets consist primarily of customer relationships and trade names acquired in purchase business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  During the quarter ended March 31, 2009, the Company recognized a trade name impairment of $1.1 million.

A deferred tax benefit of $5.3 million was recognized as a result of these charges.

The following table sets forth by level within the fair value hierarchy goodwill and other intangible assets, net, as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Goodwill, net	$-	$-	$49,287	$49,287
Other intangible assets, net	-	-	11,253	11,253

5.	BORROWINGS

In May 2005, the Company entered into a $15.0 million revolving credit facility with a bank.  In May 2008, this credit agreement was amended to decrease the revolving credit facility to the lesser of $5.0 million or the loan value of certain collateral pledged to secure the revolving credit facility.  The line of credit expires on May 31, 2009, unless extended.  Borrowings under the line of credit bear interest at LIBOR plus 200 basis points.  Interest is payable quarterly on this line of credit.  The credit facility is secured by a pledge of ownership interests in three of the Company’s subsidiaries.  Debt covenants require the Company to maintain certain debt to EBITDA and liquidity to funded debt ratios, as well as minimum assets under management.  At March 31, 2009, the Company was in compliance with all covenants.  There was no outstanding balance on the line of credit at March 31, 2009.  The amount of available borrowings under the line of credit, which is reduced by letters of credit issued by the Company, was $4.0 million at March 31, 2009.

6.	INCOME TAXES

The difference between the effective tax rate reflected in the income tax benefit from continuing operations attributable to Sanders Morris Harris Group Inc. and the statutory federal rate is analyzed as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)

Expected federal tax at statutory rate of 34%	$(6,150)	$(930)
State and other income taxes	(323)	(92)
Total	$(6,473)	$(1,022)

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

7.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has two types of stock-based compensation awards:  (1) stock options and (2) restricted common stock.

The following table sets forth pertinent information regarding stock option transactions for the three months ended March 31, 2009:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2009	660,307	$9.56
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2009	660,307	9.56

Options exercisable at March 31, 2009	606,140	9.25

Incentive award shares available for grant at March 31, 2009	2,640,342

During the three months ended March 31, 2008, 89,394 options were exercised for which the Company received proceeds of $433,000.  No options were exercised during the three months ended March 31, 2009. The Company recognized pretax compensation expense of $31,000 and $27,000 during the three months ended March 31, 2009 and 2008, respectively, related to stock options.  The portion of stock-based compensation expense related to stock options that was unrecognized at March 31, 2009 was $59,000 and is expected to be recognized over a weighted average period of 0.57 years.

The following table summarizes certain information related to restricted common stock grants at March 31, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	683,116	$11.06

Nonvested at March 31, 2009	491,981	11.27

For the three months ended March 31, 2009:

Granted	17,997	4.13

Vested	202,933	10.01

Forfeited	6,199	8.85

Employees deferred compensation of $10,000 and $38,000 during the three months ended March 31, 2009 and 2008, respectively, that was used to purchase restricted common stock.  The Company recognized pretax compensation expense of $658,000 and $649,000 during the three months ended March 31, 2009 and 2008, respectively, related to its restricted common stock plan.  At March 31, 2009, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock was $3.9 million and is expected to be recognized over the next 3.75 years.

8.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock.  Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices.  Such repurchases are accounted for using the cost method.  The Company repurchased 6,809 shares of its common stock at an average price of $4.16 per share during the three months ended March 31, 2009 related to this program.

9.	LOSS PER COMMON SHARE

Basic and diluted loss per common share computations for the periods indicated were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)

Loss from continuing operations	$(11,616)	$(1,714)
Loss from discontinued operations, net of tax	(1,228)	(393)
Net loss	$(12,844)	$(2,107)

Basic loss per common share:
Continuing operations	$(0.42)	$(0.07)
Discontinued operations	(0.05)	(0.01)
Net loss	$(0.47)	$(0.08)

Diluted loss per common share:
Continuing operations	$(0.42)	$(0.07)
Discontinued operations	(0.05)	(0.01)
Net loss	$(0.47)	$(0.08)

Weighted average number of common shares outstanding:
Basic	27,567	24,940
Diluted	27,567	24,940

Outstanding stock options of 660,000 and 767,000 for the three months ended March 31, 2009 and 2008, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

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

In December 2006, Ric Edelman organized a new entity, Edelman Financial Advisors, LLC (“EFA”) to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area.  The Company owns a 10% membership interest in EFA.  We committed to initially loan EFA up to $20.0 million to cover its start-up expenses of which $10.0 million has been advanced and subsequently repaid.  Mr. Edelman has guaranteed repayment of the EFA obligation to the extent of funds that will be owed to him by the Company in connection with the purchase of Edelman.  There was no outstanding balance on the Company’s loan to EFA at March 31, 2009.  On January 29, 2009, the Company entered into an agreement (the “Agreement”) whereby the Company will purchase an additional 66% of EFA for an aggregate consideration of $25.0 million in cash and a subordinated promissory note in the principal amount of $10.0 million.  Under the terms of the Agreement, the Company will not be required to loan EFA the remaining $10.0 million provided it fulfills the requirements of the Agreement.

In January 2009, the Company and SMH entered into a Contribution Agreement with Pan Asia China Commerce Corp. (“PAC3”), Siwanoy Capital, LLC (“Siwanoy”) and Siwanoy Securities, LLC (“New BD”), pursuant to which (a) PAC3 agreed to subscribe for and purchase a 40% Class A membership interest in Siwanoy in exchange for a cash payment and note and (b) SMH agreed to contribute to New BD the assets, properties, working capital, and rights related and/or pertaining to its investment banking, institutional trading (including equity sales and fixed income sales), New York trading, and research businesses (excluding The Juda Group and the Concept Capital divisions) (the “Capital Markets Business”), including a specified amount of working capital (as adjusted for any profits or losses incurred in the Capital Markets Business between January 1, 2009, and the date of closing) less (i) the value of the accounts receivable contributed to Siwanoy, (ii) the value of the certain assets in SMH’s New Orleans, Louisiana office, (iii) the value of certain money security deposits and any advance payments, and (iv) the value of certain securities to be mutually agreed upon by the parties in exchange for a 20% Class A Membership Interest in Siwanoy, cash, and a note issued by Siwanoy to the Company. Current members of management of the Capital Markets Business will retain the remaining 40% membership interest in Siwanoy. The transaction is expected to close following the filing with and approval by the Financial Industry Regulatory Authority (“FINRA”) of a new member application by the New BD, which is anticipated to be in the second quarter of 2009.

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

In the normal course of business, the Company enters into underwriting commitments.  There were no firm underwriting commitments open at March 31, 2009.

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

In May 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH, US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC, Case No. 07-04837, in the 193rd Judicial District Court, Dallas County, Texas, alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with the plaintiffs’ purchase of $2.0 million in Ronco convertible preferred stock. SMH has filed an answer and special exceptions. SMH believes it has valid defenses to all claims made by the plaintiffs.  However, there is no assurance that the Company will successfully defend such claims.  We expect this case to go to trial in the third quarter of 2009.  On March 17, 2009, a third purchaser of Ronco convertible preferred stock filed a complaint against SMH, Palisades Master Fund, L.P. and PEF Advisors, LLC, Case No. 2009-16617, in the 11th Judicial District Court of Harris County, Texas.  The claims are similar to the above referenced case.  Palisades Master Fund, L.P. invested $1.9 million in Ronco convertible preferred stock.

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

The following summarizes certain financial information of each reportable business segment for the three months ended March 31, 2009 and 2008, respectively.  SMHG does not analyze asset information in all business segments.

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)

Revenue:
Asset/Wealth Management	$19,288	$26,455
Capital Markets:
Investment banking	1,503	656
Institutional brokerage	5,146	3,757
Prime brokerage services	14,440	10,520
Capital Markets Total	21,089	14,933
Corporate Support and Other	822	(736)
Total	$41,199	$40,652

Income (loss) from continuing operations before equity in income (loss) of limited partnerships and income taxes:
Asset/Wealth Management	$3,725	$9,407
Capital Markets:
Investment banking	(1,577)	(3,172)
Institutional brokerage	346	(9)
Prime brokerage services	327	507
Capital Markets Total	(904)	(2,674)
Corporate Support and Other	(19,360)	(5,021)
Total	$(16,539)	$1,712

Equity in income (loss) of limited partnerships:
Asset/Wealth Management	$(74)	$652
Capital Markets:
Investment banking	-	-
Institutional brokerage	-	-
Prime brokerage services	-	-
Capital Markets Total	-	-
Corporate Support and Other	(424)	(2,212)
Total	$(498)	$(1,560)

Income (loss) from continuing operations before income taxes:
Asset/Wealth Management	$3,651	$10,059
Capital Markets:
Investment banking	(1,577)	(3,172)
Institutional brokerage	346	(9)
Prime brokerage services	327	507
Capital Markets Total	(904)	(2,674)
Corporate Support and Other	(19,784)	(7,233)
Total	$(17,037)	$152

Net income attributable to the noncontrolling interest:
Asset/Wealth Management	$(1,052)	$(2,888)
Capital Markets:
Investment banking	-	-
Institutional brokerage	-	-
Prime brokerage services	-	-
Capital Markets Total	-	-
Corporate Support and Other	-	-
Total	$(1,052)	$(2,888)

12.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Cash payment (refund) for income taxes, net	$(19)	$221
Cash paid for interest	-	4
Noncash investing activities:
Acquisitions:
Receivables	-	10
Noncontrolling interest	-	(68)
Common stock	-	(1,750)
Noncash financing activities:
Dividends declared not yet paid	1,267	1,141

13.	RELATED PARTIES

The Company had receivables from related parties totaling $11.9 million at March 31, 2009, primarily consisting of $6.5 million of advances to unconsolidated related entities to fund operating expenses, $3.9 million of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company, and $1.0 million of management fees receivable from the limited partnerships that the Company manages.

14.	DISCONTINUED OPERATIONS

During the first quarter of 2009, the Company closed three retail offices.  This decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  A summary of selected financial information of discontinued operations is as follows for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Operating activities:
Revenue	$281	$773
Expenses	2,340	1,398
Loss from discontinued operations
before income taxes	(2,059)	(625)
Benefit for income taxes	831	232
Loss from discontinued operations	$(1,228)	$(393)

Major classes of assets and liabilities of the offices accounted for as discontinued operations in the accompanying condensed consolidated balance sheets at March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
Furniture, equipment, and leasehold improvements, net	$221	$420
Total assets of discontinued operations	$221	$420
Total liabilities of discontinued operations	$-	$-

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. We caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for our services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where we do business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of our trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for our services; and (12) litigation and securities law liabilities. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.  The Company does not undertake to publicly update or revise any forward-looking statements.

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the first quarter of 2009, compensation and benefits represented 49.0% of total expenses and 68.6% of total revenue, compared to 65.0% of total expenses and 62.3% of total revenue during the first quarter of 2008.  The decrease in compensation and benefits as a percentage of expenses is principally due to $14.9 million of goodwill and other intangible asset impairment charges recognized in the first quarter of 2009.  The increase in compensation and benefits as a percentage of total revenue is principally due to an increase in revenue in our prime brokerage services division which has a higher payout than our other business lines.

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

Other expenses include (1) communications and data processing expenses, such as third-party systems, data, and software providers, (2) occupancy expenses, such as rent and utility charges for facilities, (3) interest expense, (4) goodwill and other intangible assets impairment charges, (5) amortization of intangible assets, and (6) other general and administrative expenses.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total revenue was $41.2 million for the first quarter of 2009 compared to $40.7 million for the same quarter in 2008, an increase of $547,000, or 1.3%, primarily reflecting an increase in principal transactions revenue partially offset by a decrease in investment advisory and related services and commissions revenue.  Total expenses for the first quarter of 2009 increased $18.8 million, or 48.3%, to $57.7 million from $38.9 million in the same quarter of the previous year principally due to $14.9 million in goodwill and other intangible assets impairment charges recognized in the first quarter of 2009.  Equity in loss of limited partnerships decreased to $498,000 for the first quarter of 2009 compared to $1.6 million for the first quarter of 2008, primarily due to a 2008 decline in the value of the investment portfolio of one of the limited partnerships that we manage.  Loss from continuing operations, net of tax, was $11.6 million, or $0.42 per diluted common share, for the first quarter of 2009 compared to $1.7 million, or $0.07 per diluted common share, for the first quarter of 2008.

Revenue from investment advisory and related services decreased to $14.2 million in the first quarter of 2009 from $18.7 million in the same quarter of 2008 as a result of a decrease in assets under management or advisement.  Commission revenue decreased to $11.7 million in the first quarter of 2009 from $13.5 million for the same period in 2008, primarily as a result of a decrease in trading volume in the asset/wealth management segment.  Investment banking revenue increased to $1.9 million during the first quarter of 2009 from $1.1 million in the same period of 2008, principally due to increases in advisory fees.  Principal transactions revenue increased from $2.6 million for the first quarter of 2008 to $8.7 million for the first quarter of 2009, primarily as the result of an increase in principal transactions revenue from the sale of fixed income products.  Interest and dividend income increased to $2.6 million in the first quarter of 2009 from $1.1 million in the same period last year as a result of interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  Other income decreased from $3.6 million during the first quarter of 2008 to $2.1 million during the same period in 2009 reflecting a decrease in hedge fund servicing revenue and third-party marketing fees.

During the three months ended March 31, 2009, employee compensation and benefits increased to $28.3 million from $25.3 million in the same period last year due to the revenue growth in the prime brokerage services division.  During the three months ended March 31, 2009, floor brokerage, exchange, and clearance fees increased to $1.8 million from $1.4 million in the same period last year due to an increase in clearance fees in the prime brokerage services division.  Communications and data processing costs decreased to $2.6 million in the first quarter of 2009 compared to $2.7 million in the same period last year.  Occupancy costs were $3.5 million in the first quarter of 2009 compared to $2.9 million in the first quarter of 2008 due to the addition of Leonetti and Miller-Green.  Interest expense was $180,000 for the first quarter of 2009 due to the imputed interest associated with an incentive compensation payable resulting from the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  The Company recognized goodwill and other intangible assets impairment charges of $14.9 million in first quarter of 2009.  No such charge was recognized in the first quarter of 2008.  Amortization of intangible assets increased to $209,000 for the first quarter of 2009 compared to $169,000 for the first quarter of 2008 due to the addition of Leonetti and Miller-Green.  Other general and administrative expenses decreased to $6.2 million during the first quarter of 2009 from $6.5 million in the first quarter of last year primarily due to a decrease in outside sales commissions.

Our effective tax rate from continuing operations was 38.0% for the three months ended March 31, 2009 compared to (672.4)% for the three months ended March 31, 2008.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.  The effective tax rate for the three months ended March 31, 2008 was impacted by the Company’s adoption of SFAS No. 160 on January 1, 2009.

During the first quarter of 2009, the Company closed three retail offices.  This decision was made due to the offices’ inability to achieve sufficient revenues to offset their costs.  As a result, we recorded a net loss from discontinued operations, which consists of operating losses, of $1.2 million and $393,000 for the three months ended March 31, 2009 and 2008, respectively.

Results by Segment

Asset/Wealth Management

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Revenue	$19,288	$26,455

Income from continuing operations before income taxes	$3,651	$10,059

The turmoil in the global financial markets over the past year has caused equity prices to decline to levels not seen in many years.  That market-driven value decline has carried over to our client portfolios.  As the fees and commissions that we charge for managing client assets is based, to a large degree, on the size of our client portfolios, we have seen a significant drop in revenue from the first quarter of 2008 to the comparable 2009 period.  Revenue from asset/wealth management decreased to $19.3 million from $26.5 million and income from continuing operations before income taxes decreased to $3.7 million from $10.1 million.  Investment advisory and related services revenue decreased to $14.2 million from $18.7 million as a result of a decrease in assets under management or advisement.  Also contributing to this decline was the sale of the Company’s interest in Endowment Advisers, L.P. in August 2008. Commission revenue decreased to $2.9 million from $5.0 million.  Sales credits from investment banking transactions decreased to $215,000 from $321,000.  Total expenses decreased to $15.6 million from $17.0 million, primarily due to a decrease in employee compensation and benefits and outside sales commissions.  Equity in income (loss) of limited partnerships decreased to a loss of $74,000 from income of $652,000, principally due to a decrease in the value of the investment portfolio of one of the limited partnerships that we manage.  Net income attributable to the noncontrolling interest in consolidated subsidiaries, which reduces the Company’s pretax income, was $1.1 million for the first quarter of 2009 compared to $2.9 million for the same period last year, principally due to lower earnings at Edelman and the Company’s purchase of an additional 25% membership interest in Edelman in May of 2008.

Capital Markets

Investment Banking
	Three Months Ended March 31,
	2009	2008
	(in thousands)

Revenue	$1,503	$656

Loss from continuing operations before income taxes	$(1,577)	$(3,172)

Revenue from investment banking increased to $1.5 million from $656,000 and loss from continuing operations before income taxes decreased to a loss of $1.6 million from a loss of $3.2 million.  The revenue increase is due to an increase in advisory fees.  Total expenses decreased to $3.1 million from $3.8 million.  The decrease in expenses is primarily attributable to decreased employee compensation.

Institutional Brokerage

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Revenue	$5,146	$3,757

Income (loss) from continuing operations before income taxes	$346	$(9)

Revenue from institutional brokerage increased to $5.1 million from $3.8 million and income (loss) from continuing operations before income taxes increased to $346,000 from $(9,000).  Principal transaction revenue increased to $2.6 million from $787,000 reflecting an increase in revenue from the sale of fixed income products.  Total expenses increased to $4.8 million from $3.8 million, primarily due to increased employee compensation related to the higher revenue.

Prime Brokerage Services

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Revenue	$14,440	$10,520

Income from continuing operations before income taxes	$327	$507

Revenue from prime brokerage services increased to $14.4 million from $10.5 million and income from continuing operations before income taxes decreased to $327,000 from $507,000.  Principal transactions revenue increased to $7.6 million from $2.7 million reflecting an increase in revenue earned from the sale of fixed income products and from an increase in proprietary trading activities.  Total expenses increased to $14.1 million from $10.0 million reflecting increased compensation and outside sales commissions related to the increased revenue.

Corporate Support and Other

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Revenue	$822	$(736)

Loss from continuing operations before income taxes	$(19,784)	$(7,233)

Revenue from corporate support and other increased to $822,000 from $(736,000) and the loss from continuing operations before income taxes increased to $19.8 million from $7.2 million.  Interest income increased to $2.5 million from $571,000 reflecting interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  Revenue from principal transactions, which consists principally of changes in the values of our investment portfolios, decreased to a loss of $1.8 million from a loss of $1.4 million.  Total expenses increased to $20.2 million from $4.3 million, primarily due to $14.9 million of goodwill and other intangible assets impairment charges recognized in 2009.  Equity in loss of limited partnerships decreased to a loss of $424,000 from a loss of $2.2 million, primarily due to the 2008 decrease in the value of the investment portfolio of one of the limited partnerships that we manage.

Liquidity and Capital Resources

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, (3) debt repayment, and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties.  At March 31, 2009, we had $17.9 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, and marketable securities owned represented 15.2% of our total assets at the end of the first quarter.

Receivables turnover, calculated as annualized revenue divided by average receivables, was one for the three months ended March 31, 2009 compared to three for the same period in the prior year.  The decrease in the receivables turnover was the result of an increase in receivables from notes receivable issued in exchange for the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  The allowance for doubtful accounts as a percentage of receivables was 2.3% at March 31, 2009 compared to 1.3% at December 31, 2008.  The increase in the allowance for doubtful accounts as a percentage of receivables was the result of an increase in the allowance for employee notes receivables from the three offices closed in the first quarter of 2009.

For the three months ended March 31, 2009, net cash used in operations was $10.4 million versus $4.6 million during the same period in 2008.  Marketable securities owned decreased by $3.2 million during the first three months of 2009, securities sold, not yet purchased decreased by $4.7 million, and payables to broker-dealers and clearing organizations decreased by $558,000.  The change in marketable securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations is primarily due to the trading portfolios of our proprietary trading operations.  The Company’s proprietary trading operations carry both long and short equity securities.  These trading operations generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market.  We employ hedging strategies designed to insulate the net value of our trading inventories from fluctuations in the general level of interest rates and equity price variances.  We finance a portion of our trading positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $30.0 million at March 31, 2009 compared to $32.7 million at December 31, 2008.  This decrease is the result of net dispositions of investment positions as well as changes in the values of our investment portfolios.  Management believes its investment in limited partnerships is a critical part of its capital market investing activities that has historically generated favorable returns for the Company.  These limited partnerships typically have a ten-year life.

Capital expenditures for the first three months of 2009 were $396,000, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for our growth.

At March 31, 2009, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the three months ended March 31, 2009, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Our financial services business is affected by general economic conditions.  Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management or advisement.

At March 31, 2009, securities owned by the Company were $47.9 million, including $18.0 million in marketable securities, $27.1 million representing the Company’s investments in limited partnerships, and $2.8 million representing other not readily marketable securities.

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

In May 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH, US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC, Case No. 07-04837, in the 193rd Judicial District Court, Dallas County, Texas, alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with the plaintiffs’ purchase of $2.0 million in Ronco convertible preferred stock. SMH has filed an answer and special exceptions. SMH believes it has valid defenses to all claims made by the plaintiffs.  However, there is no assurance that the Company will successfully defend such claims.  We expect this case to go to trial in the third quarter of 2009.  On March 17, 2009, a third purchaser of Ronco convertible preferred stock filed a complaint against SMH, Palisades Master Fund, L.P. and PEF Advisors, LLC, Case No. 2009-16617, in the 11th Judicial District Court of Harris County, Texas.  The claims are similar to the above referenced case.  Palisades Master Fund, L.P. invested $1.9 million in Ronco convertible preferred stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

			Total number of
	Total		shares purchased	Maximum number of
	number of	Average	as part of publicly	shares that may yet
	shares	price paid	announced plans	be purchased under
Period	purchased	per share	or programs (1)	the plans or programs
January 1 to January 31, 2009	-	$-	-	-
February 1 to February 28, 2009	4,819	4.23	4,819	685,507
March 1 to March 31, 2009	1,990	3.99	1,990	683,517

Total	6,809	$4.16	6,809	683,517

(1)	The Company announced a share repurchase program on November 7, 2007 to purchase up to 1.0 million shares of the Company's shares of common stock.

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

10.12
Letter agreement dated as of January 1, 2009, among Sanders Morris Harris Group, Inc., Fredric M. Edelman, and Edward Moore. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 29, 2009 (File No. 000-30066), and incorporated herein by reference).

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

Date:     May 11, 2009