Form 10-Q
period 2009-06-30
SANDERS MORRIS HARRIS GROUP INC
filed 2009-08-10
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 7, 2009, the registrant had 28,428,787 outstanding shares of common stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS
Cash and cash equivalents	$40,590	$30,224
Receivables, net of allowance of $2,816 and $1,470, respectively
Broker-dealers and clearing organizations	2,044	254
Customers	20,163	16,344
Related parties	10,372	8,417
Other	85,762	89,847
Deposits with clearing organizations	1,594	1,062
Securities owned	43,947	54,559
Furniture, equipment, and leasehold improvements, net	17,883	18,859
Other assets and prepaid expenses	2,778	2,261
Goodwill, net	85,371	63,078
Other intangible assets, net	11,044	12,565
Total assets	$321,548	$297,470

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$36,454	$36,644
Borrowings	23,809	-
Subordinated promissory note	10,000	-
Deferred tax liability, net	11,448	14,532
Securities sold, not yet purchased	21,981	12,884
Payable to broker-dealers and clearing organizations	17	2,051
Total liabilities	103,709	66,111

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,495,931 and 29,207,962 shares issued, respectively	295	292
Additional paid-in capital	236,177	234,578
Accumulated deficit	(19,744)	(5,895)
Treasury stock, at cost, 1,055,894 and 1,049,085 shares, respectively	(6,449)	(6,421)
Total Sanders Morris Harris Group Inc. shareholders' equity	210,279	222,554
Noncontrolling interest	7,560	8,805
Total equity	217,839	231,359
Total liabilities and equity	$321,548	$297,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Investment advisory and related services	$17,291	$20,306	$31,481	$39,040
Commissions	12,386	13,808	24,063	27,290
Investment banking	4,118	5,467	6,027	6,567
Principal transactions	16,025	8,182	24,743	10,784
Interest and dividends	2,769	988	5,397	2,134
Other income	2,486	3,396	4,563	6,984
Total revenue	55,075	52,147	96,274	92,799

Expenses:
Employee compensation and benefits	36,501	26,082	64,782	51,408
Floor brokerage, exchange, and clearance fees	1,640	1,327	3,438	2,730
Communications and data processing	2,923	3,053	5,570	5,764
Occupancy	3,438	2,994	6,915	5,861
Interest	640	-	820	-
Goodwill and other intangible assets impairment charges	-	-	14,928	-
Amortization of other intangible assets	209	234	418	403
Other general and administrative	6,843	7,413	13,061	13,877
Total expenses	52,194	41,103	109,932	80,043

Income (loss) from continuing operations before equity in income of limited partnerships and income taxes	2,881	11,044	(13,658)	12,756
Equity in income of limited partnerships	1,486	4,831	988	3,271
Income (loss) from continuing operations before income taxes	4,367	15,875	(12,670)	16,027
Provision (benefit) for income taxes	1,282	4,345	(5,191)	3,323
Income (loss) from continuing operations, net of income taxes	3,085	11,530	(7,479)	12,704
Loss from discontinued operations, net of tax	(460)	(273)	(1,688)	(666)
Net income (loss)	2,625	11,257	(9,167)	12,038
Less: Net income attributable to the noncontrolling interest	(1,092)	(5,065)	(2,144)	(7,953)
Net income (loss) attributable to Sanders Morris Harris Group Inc.	$1,533	$6,192	$(11,311)	$4,085

Basic earnings (loss) per common share:
Continuing operations	$0.07	$0.24	$(0.35)	$0.18
Discontinued operations	(0.02)	(0.01)	(0.06)	(0.02)
Net earnings (loss)	$0.05	$0.23	$(0.41)	$0.16

Diluted earnings (loss) per common share:
Continuing operations	$0.07	$0.24	$(0.35)	$0.18
Discontinued operations	(0.02)	(0.01)	(0.06)	(0.02)
Net earnings (loss)	$0.05	$0.23	$(0.41)	$0.16

Weighted average common shares outstanding:
Basic	27,733	26,760	27,619	25,739
Diluted	28,338	26,918	27,619	25,932

Amounts attributable to Sanders Morris Harris Group Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$1,993	$6,465	$(9,623)	$4,751
Discontinued operations, net of tax	(460)	(273)	(1,688)	(666)
Net income (loss)	$1,533	$6,192	$(11,311)	$4,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the six months ended June 30, 2009
(in thousands, except share and per share amounts)
(unaudited)

	Amounts	Shares
Common stock:
Balance, beginning of period	$292	29,207,962
Stock issued pursuant to employee benefit plan	3	287,969
Balance, end of period	295	29,495,931
Additional paid-in capital:
Balance, beginning of period	234,578
Stock issued pursuant to employee benefit plan; including tax benefit	47
Tax adjustment related to employee benefit plan	(691)
Stock-based compensation expense	2,243
Balance, end of period	236,177
Accumulated deficit:
Balance, beginning of period	(5,895)
Cash dividends ($0.09 per share)	(2,538)
Net loss attributable to Sanders Morris Harris Group Inc.	(11,311)
Balance, end of period	(19,744)
Treasury stock:
Balance, beginning of period	(6,421)	(1,049,085)
Acquisition of treasury stock	(28)	(6,809)
Balance, end of period	(6,449)	(1,055,894)
Noncontrolling interest:
Balance, beginning of period	8,805
Purchase of membership interest from noncontrolling interest	(184)
Contributions	20
Distributions	(3,225)
Net income attributable to the noncontrolling interest	2,144
Balance, end of period	7,560
Total equity and common shares outstanding	$217,839	28,440,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,167)	$12,038
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sales of assets	12	89
Depreciation	2,114	1,995
Provision for bad debts	24	805
Stock-based compensation expense	2,243	1,436
Goodwill and other intangible assets impairment charges	14,928	-
Amortization of other intangible assets	418	403
Deferred income taxes	(3,084)	354
Equity in income of limited partnerships	(988)	(3,271)
Unrealized and realized (gain) loss on not readily marketable securities owned, net	586	(954)
Not readily marketable securities owned received for payment of investment banking fees	-	(581)
Net change in:
Receivables	(2,086)	6,343
Deposits with clearing organizations	(532)	35
Marketable securities owned	7,454	6,302
Other assets and prepaid expenses	(486)	161
Accounts payable and accrued liabilities	(3,129)	(3,056)
Securities sold, not yet purchased	9,097	(6,571)
Payable to broker-dealers and clearing organizations	(2,034)	44
Net cash provided by operating activities	15,370	15,572
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(768)	(6,544)
Acquisitions, net of cash acquired of $210 and $126, respectively	(25,324)	(29,058)
Purchases of not readily marketable securities owned	(209)	(205)
Proceeds from sales of not readily marketable securities owned	3,769	6,500
Proceeds from sales and maturities of securities available for sale	-	33
Proceeds from sales of assets	131	158
Net cash used in investing activities	(22,401)	(29,116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(28)	(1,162)
Proceeds from shares issued pursuant to employee benefit plan	48	659
Tax benefit of stock options exercised	2	186
Tax adjustment related to employee benefit plan	(691)	-
Proceeds from borrowings	25,000	250
Repayment of borrowings	(1,191)	-
Contributions by noncontrolling interest	20	-
Distributions to noncontrolling interest	(3,225)	(10,553)
Payments of cash dividends	(2,538)	(2,252)
Net cash provided by (used in) financing activities	17,397	(12,872)
Net increase (decrease) in cash and cash equivalents	10,366	(26,416)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,224	46,503
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,590	$20,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations

Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including asset and wealth management (including investment advice and management, financial planning, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage services, and research).  The Company’s operating subsidiaries include SMH Capital Inc. (formerly Sanders Morris Harris Inc.) (“SMH”), SMH Capital Advisors, Inc. (“Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), Miller-Green Financial Services, Inc. (“Miller-Green”), Kissinger Financial Services (“Kissinger”) and Select Sports Group, Ltd. (“SSG”).  The Company serves a diverse group of institutional, corporate, and individual clients.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at June 30, 2009 and December 31, 2008, our consolidated results of operations for the three and six months ended June 30, 2009 and 2008, our consolidated changes in equity for the six months ended June 30, 2009, and our consolidated cash flows for the six months ended June 30, 2009 and 2008.  All adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Management’s Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenue and expenses during the reporting periods.  The most significant estimates used by the Company relate to contingencies and the valuation of not readily marketable securities, goodwill, and stock-based compensation awards.  Actual results could differ from those estimates.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, accounts payable and accrued liabilities, borrowings, and payables to broker-dealers approximate cost due to the short period of time to maturity.  Securities owned and securities sold, not yet purchased are carried at their fair values.

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

In April 2009, FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued.  FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when volume and level of activity for the asset or liability have significantly decreased.  FSP No. FAS 157-4 was effective for the Company for the interim period ending June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was issued to amend the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities making the guidance more operational and improving the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. FAS 115-2 and FAS 124-2 was effective for the Company for the interim period ending June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, was issued.  FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP No. FAS 107-1 and APB 28-1 was effective for the Company for the interim period ending June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 was effective for the Company for the interim period ending June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  SFAS No. 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  SFAS No. 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  SFAS No. 166 will be effective January 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  SFAS No. 167 amends FIN No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS No. 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  SFAS No. 167 will be effective January 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.  SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  SFAS No. 168 will be effective for the Company for the interim period ending September 30, 2009 and is only expected to impact the Company’s disclosures requiring Codification references.

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

On May 10, 2005, the Company acquired a 51% interest in Edelman, one of the leading financial planning firms in the country.  Edelman, based in Fairfax, Virginia, manages approximately $3.1 billion in assets.  On May 12, 2008, the Company purchased an additional 25% membership interest in Edelman.  The Company paid an amount determined based upon Edelman’s 2007 pretax income (the “Second Tranche Consideration”).  The Second Tranche Consideration of $44.4 million, which was paid in a combination of cash and the Company’s common stock, has been recorded as goodwill.

In December 2006, Ric Edelman organized a new entity, Edelman Financial Advisors, LLC (“EFA”) to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area.  In exchange for a 10% membership interest in EFA, we initially committed to loan EFA up to $20.0 million to cover its start-up expenses of which $10.0 million was advanced and subsequently repaid.  On April 1, 2009, the Company acquired an additional 66% membership interest in EFA for an aggregate consideration of $25.5 million in cash and a subordinated promissory note in the principal amount of $10.0 million.  Under the terms of the EFA acquisition agreement, the earlier loan agreement was terminated.  The consideration exceeded the fair market value of identifiable net tangible assets by $36.1 million, which has been recorded as goodwill.  The purchase price allocation associated with this acquisition is preliminary and the Company is in the process of identifying other intangible assets that may be related to this business.  During the six months ended June 30, 2009, the Company recorded $938,000 of compensation expense and $447,000 of interest costs associated with the EFA acquisition which is included in the accompanying Condensed Consolidated Statements of Operations.

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Marketable:
Corporate stocks and options	$12,731	$21,981	$21,877	$12,803
Corporate bond	789	-	-	81
Total marketable	13,520	21,981	21,877	12,884
Not readily marketable:
Limited partnerships	27,485	-	29,356	-
Warrants	2,247	-	2,316	-
Equities and options	695	-	1,010	-
Total not readily marketable	30,427	-	32,682	-
Total	$43,947	$21,981	$54,559	$12,884

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 or other applicable securities acts, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company.  Not readily marketable securities consist of investments in limited partnerships, equities, options, and warrants.  In accordance with EITF D-46, Accounting for Limited Partnership Investments, direct investments in limited partnerships are accounted for using the equity method. Proprietary investments in limited partnerships held by the Company’s broker-dealer subsidiary are accounted for at fair value.

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

The following table sets forth by level within the fair value hierarchy securities owned and securities sold, not yet purchased as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities owned	$12,315	$3,441	$12,582	$28,338
Securities sold, not yet purchased	21,957	24	-	21,981

The following table sets forth a summary of changes in the fair value of the Company’s level 3 securities owned for the three and six months ended June 30, 2009:

	Level 3 Securities Owned
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(in thousands)

Balance, beginning of period	$12,616	$13,423
Realized gains (losses)	(15)	19
Unrealized gains (losses) relating to securities still held at the reporting date	60	(133)
Purchases, issuances, and settlements	(79)	(727)
Balance, end of period	$12,582	$12,582

Net unrealized gains (losses) for level 3 securities owned are a component of “Principal transactions” and “Equity in income of limited partnerships” in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	Principal Transactions	Equity in Income of Limited Partnerships	Principal Transactions	Equity in Income of Limited Partnerships
(in thousands)
Unrealized gains (losses) relating to securities still held at the reporting date	$(36)	$96	$(156)	$23

At June 30, 2009, the Company had $13.3 million and $2.3 million in securities owned that are valued in accordance with EITF D-46, Accounting for Limited Partnership Investments, and at cost basis, respectively.

Sale of Interests in Salient Partners and Endowment Advisers

In August 2008, we entered into agreements with Salient Partners and Endowment Advisers to repurchase the Company’s interests in such entities for a total of $95.3 million.  The terms of the agreements provide that Endowment Advisers will pay the Company annually the greater of $12.0 million in priority to other distributions, or 23.15% of total distributions, until the Company has received a total of $86.0 million plus 6% per annum.  The Company received an additional $9.3 million note for its 50% interest in Salient Partners, payable with interest over a five-year period.  In May 2009, the principal amount of the Salient note was reduced by $2.25 million to reflect an offset of certain liabilities that the Company agreed to pay under the agreements.  In connection with such transactions, the Company recorded a receivable in the amount of $76.7 million representing the net present value of the expected receipts which is included in “Other receivables” in the Condensed Consolidated Balance Sheets.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill  and other intangible assets were as follows:

	Six Months Ended June 30, 2009
			Amortizable Intangible Assets:			Total Other
			Covenants Not	Customer		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Subtotal	Assets
	(in thousands)
Balance, beginning of period	$63,078	$4,526	$450	$7,589	$8,039	$12,565
Acquisition of EFA	36,083	-	-	-	-	-
Leonetti purchase price adjustment	34	-	-	-	-	-
Impairment charges	(13,824)	(1,104)	-	-	-	(1,104)
Amortization of other intangible assets	-	-	(102)	(315)	(417)	(417)
Balance, end of period	$85,371	$3,422	$348	$7,274	$7,622	$11,044

All of the Company’s goodwill and other intangible assets, net, are related to the Asset/Wealth Management business segment.

The goodwill impairment charges totaling $13.8 million reflect additional impairment due to continued market deterioration during the first quarter of 2009.  The losses reflect impairments at two reporting units: Edelman in the amount of $13.0 million and Kissinger in the amount of $837,000.  The amount of the impairment losses was determined based on the calculation process specified in SFAS No. 142, Goodwill and Other Intangible Assets, which compared carrying value to the estimated fair value of assets and liabilities.  Factors considered in determining fair value in accordance with SFAS No. 142 include, among other things, the Company’s market capitalization as determined by quoted market prices for its common stock and the value of the Company’s reporting units.  The Company uses several methods to value its reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and multiples of assets under management.

Other intangible assets consist primarily of customer relationships and trade names acquired in purchase business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  During the first quarter of 2009, the Company recognized a trade name impairment of $1.1 million.

Goodwill and other intangible assets, net, are classified as level 3 within the fair value hierarchy.

5.	BORROWINGS

In May 2009, the Company borrowed $25.0 million under a credit agreement with a bank for the EFA acquisition.  The credit agreement matures on October 31, 2012 and bears interest at the greater of the prime rate or 5%.  Principal of $595,000 plus interest is payable monthly.  The credit agreement is secured by substantially all of the assets of the Company.  The credit agreement contains various covenants customary for transactions of this type including the requirement that the Company maintain minimum financial ratios, net worth, liquid assets, and cash balances, as well as minimum assets under management, and meet monthly, quarterly, and annual reporting requirements.  The credit agreement also contains covenants that restrict the ability of the Company, among other things, to incur indebtedness, pay dividends or distributions, make capital expenditures and other restricted payments, including investments, and consummate asset sales.  At June 30, 2009, the Company was in compliance with all covenants.

6.	INCOME TAXES

The difference between the effective tax rate reflected in the income tax provision (benefit) from continuing operations attributable to Sanders Morris Harris Group Inc. and the statutory federal rate is analyzed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Expected federal tax at statutory rate of 34%	$1,113	$3,675	$(5,037)	$2,745
State and other income taxes	169	670	(154)	578
Total	$1,282	$4,345	$(5,191)	$3,323

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

7.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has two types of stock-based compensation awards:  (1) stock options and (2) restricted common stock.

The following table sets forth pertinent information regarding stock option transactions for the six months ended June 30, 2009:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2009	660,307	$9.56
Granted	-	-
Exercised	(7,500)	4.44
Outstanding at June 30, 2009	652,807	9.62

Options exercisable at June 30, 2009	611,141	9.44

Incentive award shares available for grant at June 30, 2009	2,440,711

During the six months ended June 30, 2009 and 2008, 7,500 and 121,044 options were exercised for which the Company received proceeds of $33,000 and $583,000, respectively.  The Company recognized pretax compensation expense of $31,000 and $96,000 during the six months ended June 30, 2009 and 2008, respectively, related to stock options.  The portion of stock-based compensation expense related to stock options that was unrecognized at June 30, 2009 was $25,000 and is expected to be recognized over a weighted average period of 0.51 years.

The following table summarizes certain information related to restricted common stock grants at June 30, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	683,116	$11.06

Nonvested at June 30, 2009	681,878	8.46

For the six months ended June 30, 2009:

Granted	287,139	4.66

Vested	281,710	10.58

Forfeited	6,667	8.97

Employees deferred compensation of $20,000 and $76,000 during the six months ended June 30, 2009 and 2008, respectively, that was used to purchase restricted common stock.  The Company recognized pretax compensation expense of $2.2 million and $1.3 million during the six months ended June 30, 2009 and 2008, respectively, related to its restricted common stock plan.  At June 30, 2009, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock was $3.8 million and is expected to be recognized over the next 3.5 years.

8.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock.  Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices.  Such repurchases are accounted for using the cost method.  The Company repurchased 6,809 shares of its common stock at an average price of $4.16 per share during the six months ended June 30, 2009 related to this program.

9.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Income (loss) from continuing operations, net of tax	$1,993	$6,465	$(9,623)	$4,751
Loss from discontinued operations, net of tax	(460)	(273)	(1,688)	(666)
Net earnings (loss) attributable to the Company	$1,533	$6,192	$(11,311)	$4,085

Basic earnings (loss) per common share:
Continuing operations	$0.07	$0.24	$(0.35)	$0.18
Discontinued operations	(0.02)	(0.01)	(0.06)	(0.02)
Net earnings (loss)	$0.05	$0.23	$(0.41)	$0.16

Diluted earnings (loss) per common share:
Continuing operations	$0.07	$0.24	$(0.35)	$0.18
Discontinued operations	(0.02)	(0.01)	(0.06)	(0.02)
Net earnings (loss)	$0.05	$0.23	$(0.41)	$0.16

Weighted average number of common shares outstanding:
Basic	27,733	26,760	27,619	25,739
Potential dilutive effect of stock-based awards	605	158	-	193
Diluted	28,338	26,918	27,619	25,932

Outstanding stock options of 448,807 and 360,000 for the three months ended June 30, 2009 and 2008, respectively, and 458,807 and 310,000 for the six months ended June 30, 2009 and 2008, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

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

In January 2009, the Company and SMH entered into a Contribution Agreement with Pan Asia China Commerce Corp. (“PAC3”), Siwanoy Capital, LLC (“Siwanoy”) and Siwanoy Securities, LLC (“New BD”), pursuant to which (a) PAC3 agreed to subscribe for and purchase a 40% Class A membership interest in Siwanoy in exchange for a cash payment and note and (b) SMH agreed to contribute to New BD the assets, properties, working capital, and rights related and/or pertaining to its investment banking, institutional trading (including equity sales and fixed income sales), New York trading, and research businesses (excluding The Juda Group and the Concept Capital divisions) (the “Capital Markets Business”), including a specified amount of working capital (as adjusted for any profits or losses incurred in the Capital Markets Business between January 1, 2009, and the date of closing) less (i) the value of the accounts receivable contributed to Siwanoy, (ii) the value of the certain assets in SMH’s New Orleans, Louisiana office, (iii) the value of certain money security deposits and any advance payments, and (iv) the value of certain securities to be mutually agreed upon by the parties in exchange for a 20% Class A Membership Interest in Siwanoy, cash, and a note issued by Siwanoy to the Company. Current members of management of the Capital Markets Business will retain the remaining 40% membership interest in Siwanoy. The transaction is expected to close following the filing with and approval by the Financial Industry Regulatory Authority (“FINRA”) of a new member application by the New BD, which is anticipated to be in the third quarter of 2009.   For the six months ended June 30, 2009, the Capital Markets Business revenue was $12.3 million and expenses were $14.5 million.

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

In the normal course of business, the Company enters into underwriting commitments.  There were no firm underwriting commitments open at June 30, 2009.

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

In May 2005, SMH acted as placement agent for a private placement of $50.0 million in convertible preferred stock of Ronco Corporation, a company involved in direct response marketing. Subsequent to the offering, Ronco experienced financial difficulties and ultimately filed a voluntary petition under Chapter 11 of the Bankruptcy Code on June 14, 2007.  The bankruptcy court approved the sale of substantially all of Ronco’s assets in August 2007, and the case was converted to a liquidation under Chapter 7.

In May 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with the plaintiffs’ purchase of $2.0 million in Ronco convertible preferred stock. On March 17, 2009, a third purchaser of Ronco convertible preferred stock filed a complaint against SMH. The claims are similar to the above referenced case. The third purchaser invested $1.9 million in Ronco convertible preferred stock.  In addition, in July 2009, the Bankruptcy Trustee filed a derivative action on behalf of the shareholders of Ronco against two former directors of Ronco (who were employees of SMH) for negligently authorizing the closing of the purchase of the assets of Ronco Marketing Corp. in breach of their fiduciary duties of care and loyalty and against SMH for negligent misrepresentation, breach of fiduciary duties, breach of contract, and violation of the Texas Fraudulent Transfer Act. No amount of damages is alleged. SMH believes it has valid defenses to all claims made by the plaintiffs.  However, there is no assurance that SMH will successfully defend such claims.

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

The following summarizes certain financial information of each reportable business segment for the three and six months ended June 30, 2009 and 2008, respectively.  SMHG does not analyze asset information in all business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Revenue:
Asset/Wealth Management	$24,397	$27,354	$45,739	$53,809
Capital Markets:
Investment banking	2,500	4,742	4,003	5,398
Institutional brokerage	5,926	4,981	11,072	8,738
Prime brokerage services	19,923	10,664	34,363	21,184
Capital Markets Total	28,349	20,387	49,438	35,320
Corporate Support and Other	2,329	4,406	1,097	3,670
Total	$55,075	$52,147	$96,274	$92,799

Income (loss) from continuing operations before equity in income (loss) of limited partnerships and income taxes:
Asset/Wealth Management	$5,926	$9,465	$11,600	$18,872
Capital Markets:
Investment banking	(964)	542	(2,541)	(2,630)
Institutional brokerage	852	382	1,198	373
Prime brokerage services	450	940	777	1,447
Capital Markets Total	338	1,864	(566)	(810)
Corporate Support and Other	(3,383)	(285)	(24,692)	(5,306)
Total	$2,881	$11,044	$(13,658)	$12,756

Equity in income (loss) of limited partnerships:
Asset/Wealth Management	$(407)	$4,725	$(1,155)	$5,377
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support and Other	1,893	106	2,143	(2,106)
Total	$1,486	$4,831	$988	$3,271

Income (loss) from continuing operations before income taxes:
Asset/Wealth Management	$5,519	$14,190	$10,445	$24,249
Capital Markets:
Investment banking	(964)	542	(2,541)	(2,630)
Institutional brokerage	852	382	1,198	373
Prime brokerage services	450	940	777	1,447
Capital Markets Total	338	1,864	(566)	(810)
Corporate Support and Other	(1,490)	(179)	(22,549)	(7,412)
Total	$4,367	$15,875	$(12,670)	$16,027

Net income attributable to the noncontrolling interest:
Asset/Wealth Management	$(1,092)	$(5,065)	$(2,144)	$(7,953)
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support and Other	-	-	-	-
Total	$(1,092)	$(5,065)	$(2,144)	$(7,953)

12.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Cash payment (refund) for income taxes, net	$(623)	$556
Cash paid for interest	618	9
Noncash investing activities:
Acquisitions:
Receivables	-	10
Goodwill, net	10,000	24,136
Accounts payable and accrued liabilities	-	(290)
Subordinated promissory note	(10,000)	-
Noncontrolling interest	-	77
Common stock	-	(23,933)
Noncash financing activities:
Dividends declared not yet paid	1,268	1,259

13.	RELATED PARTIES

The Company had receivables from related parties totaling $10.4 million at June 30, 2009, primarily consisting of $4.7 million of advances to unconsolidated related entities to fund operating expenses, $4.1 million of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company, and $1.2 million of management fees receivable from the limited partnerships that the Company manages.

14.	DISCONTINUED OPERATIONS

During the first quarter of 2009, the Company closed three retail offices.  This decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  A summary of selected financial information of discontinued operations is as follows for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Operating activities:
Revenue	$15	$1,153	$296	$1,926
Expenses	768	1,663	3,108	3,061
Loss from discontinued operations before income taxes	(753)	(510)	(2,812)	(1,135)
Benefit for income taxes	293	237	1,124	469
Loss from discontinued operations	$(460)	$(273)	$(1,688)	$(666)

Major classes of assets and liabilities of the offices accounted for as discontinued operations in the accompanying condensed consolidated balance sheets at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)

Furniture, equipment, and leasehold improvements, net	$207	$420
Total assets of discontinued operations	$207	$420
Total liabilities of discontinued operations	$-	$-

15.	SUBSEQUENT EVENTS

The Company evaluated its June 30, 2009 condensed consolidated financial statements for subsequent events through August 10, 2009, the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.

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

Our Capital Markets segment provides investment banking, institutional equity and fixed income brokerage, and prime brokerage services to institutional clients.

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

Prime Brokerage Services provides trade execution, clearing, bookkeeping, reporting,  securities borrowing, financing, research, and fund raising to hedge fund clients.

We are exposed to volatility and trends in the general securities market and the economy and we are currently facing difficult market and economic conditions.  Due to the downturn in the market and the economic recession that began during the second half of 2008, client assets have decreased resulting in, among other things, lower fee and commission revenue.  Client assets under management or advisement were as follows:

Client Assets(1)
(in millions)

December 31, 2007	$11,344
March 31, 2008	11,342
June 30, 2008	10,979
September 30, 2008	10,290
December 31, 2008	8,627
March 31, 2009	8,501
June 30, 2009	9,534

(1)Client assets include the gross value of assets under management directly or via outside managers and assets held in brokerage accounts for clients by outside clearing firms.

Fiscal year 2008 was a very challenging environment for the capital markets given the unprecedented events on Wall Street that led to increased uncertainty and turmoil in the United States economy and global financial markets.  We are focused on making the necessary adjustments to our business and adapting to the current environment.  We are planning for 2009 to be a continuation of 2008 and are focused on the following items:

•	preserving capital and retaining key people in order to emerge as a strong player once market stability returns;

•	reducing compensation and non-compensation expenses in order to operate on a positive cash basis;

•	closing offices that have been unprofitable;

•	exiting business units that are subject to revenue and profit volatility; and

•	acquiring wealth management businesses that enhance or complement our existing franchise value.

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the second quarter of 2009, compensation and benefits represented 69.9% of total expenses and 66.3% of total revenue, compared to 63.5% of total expenses and 50.0% of total revenue during the second quarter of 2008.  During the first six months of 2009, compensation and benefits represented 58.9% of total expenses and 67.3% of total revenue, compared to 64.2% of total expenses and 55.4% of total revenue for the same period in 2008.  For the three and six months ended June 30, 2009, the increase in compensation and benefits as a percentage of total revenue is principally due to an increase in revenue in our prime brokerage services division which has a higher payout than our other business lines.  For the six months ended June 30, 2009, the decrease in compensation and benefits as a percentage of expenses is principally due to $14.9 million of goodwill and other intangible assets impairment charges recognized in the first quarter of 2009.

Floor brokerage, exchange, and clearance fees include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business at SMH. SMH clears its transactions through several clearing firms, including Pershing, an affiliate of The Bank of New York Mellon, Goldman Sachs Execution & Clearing, L.P., Ridge Clearing & Outsourcing Solutions, Inc., First Clearing Corporation, and J.P. Morgan Clearing Corp.

Other expenses include (1) communications and data processing expenses, such as third-party systems, data, and software providers, (2) occupancy expenses, such as rent and utility charges for facilities, (3) interest expense, (4) goodwill and other intangible assets impairment charges, (5) amortization of other intangible assets, and (6) other general and administrative expenses.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total revenue was $55.1 million for the second quarter of 2009 compared to $52.1 million for the same quarter in 2008, an increase of $3.0 million, or 5.8%, reflecting increases of $7.8 million in principal transaction revenue and $1.8 million in interest revenue partially offset by declines of $3.0 million in revenue from investment advisory and related services, $1.4 million in commissions, and $1.3 million in investment banking revenue.  Total expenses for the second quarter of 2009 increased $11.1 million, or 27.0%, to $52.2 million from $41.1 million in the same quarter of the previous year reflecting increased compensation and other costs associated with the higher revenue and $1.3 million of costs associated with the acquisition of an additional 66% membership interest in Edelman Financial Advisors, LLC (“EFA”).  Equity in income of limited partnerships decreased to $1.5 million for the second quarter of 2009 compared to $4.8 million for the second quarter of 2008, reflecting a decline in the value of one of the limited partnerships that we manage.  Income from continuing operations, net of tax, was $2.0 million, or $0.07 per diluted common share, for the second quarter of 2009 compared to $6.5 million, or $0.24 per diluted common share, for the second quarter of 2008.

Revenue from investment advisory and related services decreased to $17.3 million in the second quarter of 2009 from $20.3 million in the same quarter of 2008 as a result of a decrease in client assets.  Commission revenue decreased to $12.4 million in the second quarter of 2009 from $13.8 million for the same period in 2008 as a result of a decrease in trading volume in the Asset/Wealth Management segment.  Investment banking revenue decreased to $4.1 million during the second quarter of 2009 from $5.5 million in the same period of 2008 due to a decrease of $2.6 million in advisory fees earned partially offset by an increase in sales credits received in investment banking transactions.  Principal transactions revenue increased from $8.2 million for the second quarter of 2008 to $16.0 million for the second quarter of 2009 as the result of an increase of $9.7 million in the sale of fixed income products partially offset by a decline in the value of securities in the Company’s investment portfolio.  Interest and dividend income increased to $2.8 million in the second quarter of 2009 from $1.0 million in the same period last year as a result of interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  Other income decreased from $3.4 million during the second quarter of 2008 to $2.5 million during the same period in 2009 reflecting a decrease of $820,000 in hedge fund servicing revenue and third-party marketing fees.

During the three months ended June 30, 2009, employee compensation and benefits increased to $36.5 million from $26.1 million in the same period last year due to the revenue growth in the prime brokerage services division.  During the three months ended June 30, 2009, floor brokerage, exchange, and clearance fees increased to $1.6 million from $1.3 million in the same period last year due to an increase in clearance fees in the prime brokerage services division.  Occupancy costs increased to $3.4 million in the second quarter of 2009 compared to $3.0 million in the second quarter of 2008 due to the acquisition of an additional 66% membership interest in EFA on April 1, 2009.  Interest expense was $640,000 for the second quarter of 2009 due to (i) the imputed interest associated with an incentive compensation payable resulting from the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P., (ii) the funding of a credit facility during the second quarter of 2009, and (iii) costs associated with the acquisition of the additional 66% membership interest in EFA.  Other general and administrative expenses decreased to $6.8 million during the second quarter of 2009 from $7.4 million in the second quarter of last year due to a decrease of $1.1 million in outside sales commissions.

Our effective tax rate was 39.2% for the three months ended June 30, 2009 compared to 40.0% for the three months ended June 30, 2008.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

During the first quarter of 2009, the Company closed three retail offices.  This decision was made due to the offices’ inability to achieve sufficient revenues to offset their costs.  As a result, we recorded a net loss from discontinued operations, which consists of operating losses, of $460,000 and $273,000 for the three months ended June 30, 2009 and 2008, respectively.

Results by Segment

Asset/Wealth Management

	Three Months Ended June 30,
	2009	2008
	(in thousands)

Revenue	$24,397	$27,354

Income from continuing operations before income taxes	$5,519	$14,190

The turmoil in the global financial markets over the past year has caused equity prices to decline to levels not seen in many years.  That market-driven value decline has carried over to our client portfolios.  As the fees and commissions that we charge for managing client assets is based, to a large degree, on the size of our client portfolios, we have seen a significant drop in revenue from the second quarter of 2008 to the comparable 2009 period.  On April 1, 2009, the Company increased its ownership of EFA from 10% to 76% which required a change in our method of accounting for EFA’s results to consolidation from the equity method.  Revenue from asset/wealth management decreased to $24.4 million from $27.4 million and income from continuing operations before income taxes decreased to $5.5 million from $14.2 million.  Investment advisory and related services revenue decreased to $17.2 million from $20.3 million as a result of a decrease in client assets.  Commission revenue decreased to $2.7 million from $4.9 million reflecting a decline in shares traded by the firm’s retail clients due to the uncertainty in the financial markets.  Total expenses increased to $18.5 million from $17.9 million due to higher employee compensation and occupancy costs associated with the EFA acquisition.  Equity in income (loss) of limited partnerships decreased to a loss of $408,000 from income of $4.7 million. The 2008 income is attributable to a higher portfolio valuation of one of the limited partnerships that we manage.  The partnership’s investments are energy-related and such investments had higher values during the first half of 2008 due to the elevated price of oil. Net income attributable to the noncontrolling interest in consolidated subsidiaries, which reduces the Company’s pretax income, was $1.1 million for the second quarter of 2009 compared to $5.1 million for the same period last year due to the lower earnings during the 2009 period.

Capital Markets

Investment Banking

	Three Months Ended June 30,
	2009	2008
	(in thousands)

Revenue	$2,500	$4,742

Income (loss) from continuing operations before income taxes	$(964)	$542

Revenue from investment banking decreased to $2.5 million from $4.7 million and income (loss) from continuing operations before income taxes decreased to a loss of $964,000 from income of $542,000.  The revenue decline is due to a decrease of $2.6 million in advisory fees.  Total expenses decreased to $3.5 million from $4.2 million due to a decrease of $599,000 in employee compensation.

Institutional Brokerage

	Three Months Ended June 30,
	2009	2008
	(in thousands)

Revenue	$5,926	$4,981

Income from continuing operations before income taxes	$852	$382

Revenue from institutional brokerage increased to $5.9 million from $5.0 million and income from continuing operations before income taxes increased to $852,000 from $382,000.  Principal transaction revenue increased to $2.3 million from $767,000 reflecting an increase of $1.3 million in revenue from the sale of fixed income products.  Total expenses increased to $5.1 million from $4.6 million due to increased employee compensation related to the higher revenue.

Prime Brokerage Services

	Three Months Ended June 30,
	2009	2008
	(in thousands)

Revenue	$19,923	$10,664

Income from continuing operations before income taxes	$450	$940

Revenue from prime brokerage services increased to $19.9 million from $10.7 million and income from continuing operations before income taxes decreased to $450,000 from $940,000.  Principal transactions revenue increased to $11.8 million from $3.3 million reflecting an increase of $8.3 million in revenue earned from the sale of fixed income products.  Total expenses increased to $19.5 million from $9.7 million due to a $9.6 million increase in compensation and a $264,000 increase in clearing costs related to the increased revenue.

Corporate Support and Other

	Three Months Ended June 30,
	2009	2008
	(in thousands)

Revenue	$2,329	$4,406

Loss from continuing operations before income taxes	$(1,490)	$(179)

Revenue from corporate support and other decreased to $2.3 million from $4.4 million and the loss from continuing operations before income taxes increased to $1.5 million from $179,000.  Revenue from principal transactions, which consists of changes in the values of our investment portfolios, decreased to $1.5 million from $3.7 million.  Many of these investments are energy-related and such investments had higher values during the first half of 2008 due to the elevated price of oil.  Total expenses increased to $5.7 million from $4.7 million due to compensation and interest costs associated with the acquisition of EFA and to interest costs associated with the Company’s credit facility that was initially funded in the second quarter of 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Total revenue was $96.3 million for the six months ended June 30, 2009 compared to $92.8 million for the same period in 2008, an increase of $3.5 million, or 3.8%, primarily reflecting an increase in principal transactions and interest revenue partially offset by a decrease in investment advisory and related services and commission revenue.  Total expenses for the six months ended June 30, 2009 increased $29.9 million, or 37.4%, to $109.9 million from $80.0 million in the same period of the previous year reflecting (i) compensation and other costs associated with the higher revenue, (ii) $14.9 million in goodwill and other intangible assets impairment charges recognized in the first quarter of 2009, and (iii) $1.4 million of compensation and interest costs associated with the acquisition of an additional 66% membership interest in EFA.  Equity in income of limited partnerships decreased to $988,000 for the six months ended June 30, 2009 compared to $3.3 million for the same period in 2008 reflecting a decline in the value of one of the limited partnerships that we manage.  Income (loss) from continuing operations, net of tax, was $(9.6) million, or $(0.35) per diluted common share, for the six months ended June 30, 2009 compared to $4.8 million, or $0.18 per diluted common share, for the same period in 2008.

Revenue from investment advisory and related services decreased to $31.5 million for the six months ended June 30, 2009 from $39.0 million in the same period in 2008 as a result of a decrease in client assets.  Commission revenue decreased to $24.1 million for the six months ended June 30, 2009 from $27.3 million for the same period in 2008 as a result of a decrease in trading volume in the Asset/Wealth Management segment.  Investment banking revenue decreased to $6.0 million for the six months ended June 30, 2009 from $6.6 million in the same period in 2008 due to a decrease of $1.6 million in advisory fees earned partially offset by an increase in sales credits received in investment banking transactions.  Principal transactions revenue increased from $10.8 million for the six months ended June 30, 2008 to $24.7 million for the same period in 2009 as the result of an increase in the sale of fixed income products.  Interest and dividend income increased to $5.4 million for the six months ended June 30, 2009 from $2.1 million in the same period last year as a result of interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  Other income decreased from $7.0 million for the six months ended June 30, 2008 to $4.6 million during the same period in 2009 reflecting a decrease of $2.2 million in hedge fund servicing revenue and third-party marketing fees.

During the six months ended June 30, 2009, employee compensation and benefits increased to $64.8 million from $51.4 million in the same period last year due to the revenue growth in the prime brokerage services division.  During the six months ended June 30, 2009, floor brokerage, exchange, and clearance fees increased to $3.4 million from $2.7 million in the same period last year due to an increase of $722,000 in clearance fees in the prime brokerage services division.  Occupancy costs were $6.9 million for the six months ended June 30, 2009 compared to $5.9 million in the same period of 2008 due to the acquisition of an additional 66% membership interest in EFA on April 1, 2009 and the acquisitions of Leonetti and Miller-Green during the first six months of 2008.  Interest expense was $820,000 for the six months ended June 30, 2009 due to (i) $179,000 of imputed interest associated with an incentive compensation payable resulting from the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P., (ii) $194,000 of interest related to the credit facility funded in 2009, and (iii) $447,000 of interest associated with the acquisition of an additional 66% membership interest in EFA on April 1, 2009.  The Company recognized goodwill and other intangible assets impairment charges of $14.9 million for the six months ended June 30, 2009.  No such charge was recognized in the same period in 2008.  Other general and administrative expenses decreased to $13.1 million for the six months ended June 30, 2009 from $13.9 million in the same period last year due to a decrease of $1.3 million in outside sales commissions.

Our effective tax rate was 35.8% for the six months ended June 30, 2009 compared to 41.1% for the six months ended June 30, 2008 due to nondeductible goodwill and other intangible assets impairment charges taken in 2009.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

During the first quarter of 2009, the Company closed three retail offices.  This decision was made due to the offices’ inability to achieve sufficient revenues to offset their costs.  As a result, we recorded a net loss from discontinued operations, which consists of operating losses, of $1.7 million and $666,000 for the six months ended June 30, 2009 and 2008, respectively.

Results by Segment

Asset/Wealth Management

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Revenue	$45,739	$53,809

Income from continuing operations before income taxes	$10,445	$24,249

The turmoil in the global financial markets over the past year has caused equity prices to decline to levels not seen in many years.  That market-driven value decline has carried over to our client portfolios.  As the fees and commissions that we charge for managing client assets is based, to a large degree, on the size of our client portfolios, we have seen a significant drop in revenue from the six months ended June 30, 2008 to the comparable 2009 period.  On April 1, 2009, the Company increased its ownership of EFA from 10% to 76% which required a change in our method of accounting for EFA’s results to consolidation from the equity method.  Revenue from asset/wealth management decreased to $45.7 million from $53.8 million and income from continuing operations before income taxes decreased to $10.4 million from $24.2 million.  Investment advisory and related services revenue decreased to $31.4 million from $39.0 million as a result of a decrease in assets under management or advisement.  Commission revenue decreased to $5.6 million from $9.9 million reflecting a decline in shares traded by the firm’s retail clients due to the uncertainty in the financial markets.  Total expenses decreased to $34.1 million from $34.9 million due to a decrease of $1.2 million in employee compensation and benefits.  Equity in income (loss) of limited partnerships decreased to a loss of $1.2 million from income of $5.4 million. The 2008 income is attributable to a higher portfolio valuation of one of the limited partnerships that we manage.  The partnership’s investments are energy-related and such investments had higher values during the first half of 2008 due to the elevated price of oil.  Net income attributable to the noncontrolling interest in consolidated subsidiaries, which reduces the Company’s pretax income, was $2.1 million for the six months ended June 30, 2009 compared to $8.0 million for the same period last year due to the lower earnings during the 2009 period.

Capital Markets

Investment Banking

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Revenue	$4,003	$5,398

Loss from continuing operations before income taxes	$(2,541)	$(2,630)

Revenue from investment banking decreased to $4.0 million from $5.4 million and loss from continuing operations before income taxes decreased to $2.5 million from $2.6 million.  The revenue decrease is due to a decrease of $1.6 million in advisory fees.  Total expenses decreased to $6.5 million from $8.0 million due to a decrease of $1.1 million in employee compensation.

Institutional Brokerage

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Revenue	$11,072	$8,738

Income from continuing operations before income taxes	$1,198	$373

Revenue from institutional brokerage increased to $11.1 million from $8.7 million and income from continuing operations before income taxes increased to $1.2 million from $373,000.  Principal transaction revenue increased to $4.8 million from $1.6 million reflecting an increase of $2.8 million in revenue from the sale of fixed income products.  Total expenses increased to $9.9 million from $8.4 million due to an increase of $2.5 million in employee compensation related to the higher revenue.

Prime Brokerage Services

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Revenue	$34,363	$21,184

Income from continuing operations before income taxes	$777	$1,447

Revenue from prime brokerage services increased to $34.4 million from $21.2 million and income from continuing operations before income taxes decreased to $777,000 from $1.4 million.  Principal transactions revenue increased to $19.3 million from $6.0 million reflecting a $12.8 million increase in revenue earned from the sale of fixed income products and from a $1.0 million increase in proprietary trading revenue.  Total expenses increased to $33.6 million from $19.7 million reflecting a $13.0 million increase in compensation, a $171,000 increase in outside sales commissions, and an increase of $722,000 in clearing costs related to the increased revenue.

Corporate Support and Other

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Revenue	$1,097	$3,670

Loss from continuing operations before income taxes	$(22,549)	$(7,412)

Revenue from corporate support and other decreased to $1.1 million from $3.7 million and the loss from continuing operations before income taxes increased to $22.5 million from $7.4 million.  Revenue from principal transactions, which consists principally of changes in the values of our investment portfolios, decreased to a loss of $303,000 from a gain of $2.3 million.  Many of these investments are energy-related and such investments had higher values during the first half of 2008 due to the elevated price of oil.  Total expenses increased to $25.8 million from $9.0 million due to $14.9 million of goodwill and other intangible assets impairment charges recognized in 2009.  Also, compensation and interest costs of $1.4 million associated with the acquisition of EFA and interest costs of $194,000 associated with the Company’s credit facility were recorded in 2009.

Liquidity and Capital Resources

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, (3) debt repayment, and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties.  At June 30, 2009, we had $40.6 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, and marketable securities owned represented 18.0% of our total assets at the end of the second quarter.

Receivables turnover, calculated as annualized revenue divided by average receivables, was two for the six months ended June 30, 2009 compared to four for the same period in the prior year.  The decrease in the receivables turnover was the result of an increase in receivables from notes receivable issued in exchange for the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  The allowance for doubtful accounts as a percentage of receivables was 2.3% at June 30, 2009 compared to 1.3% at December 31, 2008.  The increase in the allowance for doubtful accounts as a percentage of receivables was the result of an increase in the allowance for employee notes receivables from the three offices closed in the first quarter of 2009.

For the six months ended June 30, 2009, net cash provided by operations was $15.4 million versus $15.6 million during the same period in 2008.  Marketable securities owned decreased by $7.5 million during the first six months of 2009, securities sold, not yet purchased increased by $9.1 million, and payables to broker-dealers and clearing organizations decreased by $2.0 million.  The change in marketable securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations is primarily due to the Company’s securities managed by third party asset managers.  The Company’s portfolio includes both long and short equity positions.  Our asset managers generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market and employ hedging strategies designed to insulate the net value of our portfolios from fluctuations in the general level of interest rates and equity price variances.  We finance a portion of our positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $30.4 million at June 30, 2009 compared to $32.7 million at December 31, 2008.  This decrease is the result of net dispositions of investment positions as well as changes in the values of our investment portfolios.  Management believes its investment in limited partnerships is a critical part of its capital market investing activities that has historically generated favorable returns for the Company.  These limited partnerships typically have a ten-year life.

Capital expenditures for the first six months of 2009 were $768,000, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for our growth.

At June 30, 2009, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the Securities and Exchange Commission's Uniform Net Capital Rules and had capital in excess of the required minimum.

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

Critical Accounting Policies/Estimates

Goodwill.  Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill be tested for impairment between annual test dates if an event or changing circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount.   The Company has reviewed goodwill for impairment on a quarterly basis as the Company’s stock price has traded below its book value for an extended period of time.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill and other intangible assets).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141R.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

In performing the first step of the goodwill impairment test, the estimated fair values of the reporting units were developed using the methods listed above.  When performing the discounted cash flow analysis, the Company utilized observable market data to the extent available.  Future cash flow projections are based primarily on actual results and, at April 30, 2009, include negative future cash flows for one reporting unit.  This reporting unit has no recorded goodwill.  Due to the downturn in the market and the economic recession that began during the second half of 2008, client assets have decreased resulting in, among other things, lower revenue at our asset/wealth management businesses.  As a result, growth projections used in the April 30, 2008 cash flow projections have not been realized.  For the February 28, 2009 and April 30, 2009 goodwill analyses the cash flow estimates reflect zero growth for all projected future periods.  The discount rates utilized in these analyses ranged from 11% to 20%.  The Company also calculates estimated fair values of the reporting units utilizing multiples of earnings, book value, and, when applicable, assets under management of the reporting unit.  The estimated fair value using these techniques is compared with the carrying value of the reporting unit to determine if there is an indication of impairment.

The Company performed an update of its April 30, 2008 review for goodwill impairment as of February 28, 2009 due to deterioration in overall macroeconomic conditions and the extended decline in the Company’s stock price.  This review was performed using the methodology described above.  Future cash flow projections were based primarily on actual results with budgeted cash flow projections used for one reporting unit.  When performing the February 28, 2009 discounted cash flow analysis no future negative cash flows were projected.  This assessment resulted in the recognition of a goodwill impairment charge of $13.8 million at two reporting units: Edelman - $13.0 million and Kissinger - $837,000.

The Company performed its annual review for goodwill impairment as of April 30, 2009.  The first step of the April 30, 2009 goodwill impairment test resulted in no indication of impairment.

Goodwill is evaluated for impairment at the reporting unit level, which is defined as the operating subsidiaries of the Company.  The Company has four reporting units with recorded goodwill that were evaluated for impairment.  At April 30, 2009, the estimated fair values of three of the four reporting units were well in excess of the carrying values of these businesses resulting in no impairment.  For one reporting unit, Leonetti, the excess was significantly impacted due to a reduction in earnings at this reporting unit.    Remaining amounts of goodwill at June 30, 2009 were as follows:  Edelman - $79.1 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, and Leonetti - $225,000.

With the Company’s common stock price at extraordinary lows, management analyzed the estimated fair values of the reporting units in relation to our market capitalization.  The sum of the estimated fair values of the Company’s reporting units is greater than the market value of the Company’s common stock.  Based upon an analysis of historical acquisitions of financial services companies similar to ours, we believe the excess of approximately 40% represents a reasonable control premium in a hypothetical acquisition of the Company.   In the event that the Company’s stock price continues to trade below its book value, the Company would expect to update its review for goodwill impairment quarterly.  The future goodwill impairment tests may result in a future charge to earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the six months ended June 30, 2009, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Our financial services business is affected by general economic conditions.  Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management or advisement.

At June 30, 2009, securities owned by the Company were $43.9 million, including $13.5 million in marketable securities, $27.5 million representing the Company’s investments in limited partnerships, and $2.9 million representing other not readily marketable securities.

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

In May 2005, SMH acted as placement agent for a private placement of $50.0 million in convertible preferred stock of Ronco Corporation, a company involved in direct response marketing. Subsequent to the offering, Ronco experienced financial difficulties and ultimately filed a voluntary petition under Chapter 11 of the Bankruptcy Code on June 14, 2007.  The bankruptcy court approved the sale of substantially all of Ronco’s assets in August 2007, and the case was converted to a liquidation under Chapter 7.

In May 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH, US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC, in the 193rd Judicial District Court, Dallas County, Texas, alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with the plaintiffs’ purchase of $2.0 million in Ronco convertible preferred stock. On March 17, 2009, a third purchaser of Ronco convertible preferred stock filed a complaint against SMH, Palisades Master Fund, L.P. and PEF Advisors, LLC, in the 11th Judicial District Court of Harris County, Texas.  The claims are similar to the above referenced case.  Palisades Master Fund, L.P. invested $1.9 million in Ronco convertible preferred stock. In addition, in July 2009, the Bankruptcy Trustee filed a derivative action on behalf of the shareholders of Ronco against two former directors of Ronco (who were employees of SMH) for negligently authorizing the closing of the purchase of the assets of Ronco Marketing Corp. in breach of their fiduciary duties of care and loyalty and against SMH for negligent misrepresentation, breach of fiduciary duties, breach of contract, and violation of the Texas Fraudulent Transfer Act, Diane Weil, Solely in Her Capacity as Trustee of Ronco Corporation and Ronco Marketing Corporation vs. A. Emerson Martin II, Gregg Mockenhaupt, and Sanders Morris Harris, Inc., in the 190th Judicial District Court of Harris County, Texas. No amount of damages is alleged. SMH has filed an answer and special exceptions in each of these cases and believes it has valid defenses to all claims made by the plaintiffs.  However, there is no assurance that the Company will successfully defend such claims.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2009, the Company issued 266,525 shares of common stock to certain employees of Edelman as part of a retention bonus payable pursuant to the terms of their employment agreements entered into in connection with the Company’s acquisition of Edelman in 2005.  The shares were valued at $1.25 million, or $4.69 per share.  The shares were issued by the Company without registration under the Securities Act of 1933 pursuant to and in reliance on Section 4(2) of such Act, relating to transactions not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2009, the Company held its annual meeting of shareholders to elect nine directors to the Company’s Board of Directors, each for a term of one year.

At the annual meeting, each nominee was elected and the results of the votes were as follows:

	Number of	Number of	Number of	Number of
	Shares	Shares	Shares	Broker
	Voted For	Voted Against	Withheld	Non-Votes

George L. Ball	25,331,457	-	684,316	-
Richard E. Bean	25,513,078	-	502,695	-
Charles W. Duncan III	25,746,493	-	269,280	-
Fredric M. Edelman	25,427,159	-	588,614	-
Scott B. McClelland	25,847,116	-	168,657	-
Ben T. Morris	25,617,365	-	398,408	-
Albert W. Niemi, Jr., PH.D.	25,510,240	-	505,533	-
Don A. Sanders	25,628,935	-	386,838	-
W. Blair Waltrip	25,727,060	-	288,713	-

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

2.2
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

2.3
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

2.4
Letter agreement dated as of January 1, 2009, among Sanders Morris Harris Group Inc., Fredric M. Edelman, and Edward Moore.  (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 29, 2009 (File No. 000-30066), and incorporated herein by reference).

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

*†10.05	Employment Agreement dated as of May 10, 2005, between The Edelman Financial Center, LLC and Fredric M. Edelman.
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

*10.08	Credit Agreement dated as of May 11, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank.
*10.09	First Amendment to Credit Agreement dated as of June 23, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank.
*10.10	Second Amendment to Credit Agreement dated as of July 15, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank.
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________
* Filed herewith.
† Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

By:	/s/ GEORGE L. BALL
George L. Ball
Chief Executive Officer

By:	/s/ RICK BERRY
Rick Berry
Chief Financial Officer

Date:           August 10, 2009