Form 10-Q
period 2009-09-30
SANDERS MORRIS HARRIS GROUP INC
filed 2009-11-09
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒  No

As of November 6, 2009, the registrant had 28,492,846 outstanding shares of common stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS
Cash and cash equivalents	$24,851	$30,224
Receivables, net of allowance of $2,886 and $1,470, respectively
Broker-dealers and clearing organizations	1,506	254
Customers	25,926	16,344
Related parties	11,551	8,417
Other	81,407	89,847
Deposits with clearing organizations	1,563	1,062
Securities owned	41,278	54,559
Furniture, equipment, and leasehold improvements, net	17,577	18,859
Other assets and prepaid expenses	2,994	2,261
Goodwill, net	70,653	63,078
Other intangible assets, net	32,799	12,565
Total assets	$312,105	$297,470

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$37,238	$36,644
Borrowings	22,024	-
Subordinated promissory note	10,000	-
Deferred tax liability, net	11,168	14,532
Securities sold, not yet purchased	5,498	12,884
Payable to broker-dealers and clearing organizations	22	2,051
Total liabilities	85,950	66,111

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares
authorized; 29,545,380 and 29,207,962 shares issued,
respectively	295	292
Additional paid-in capital	236,767	234,578
Accumulated deficit	(20,195)	(5,895)
Treasury stock, at cost, 1,055,894 and 1,049,085 shares, respectively	(6,449)	(6,421)
Total Sanders Morris Harris Group Inc. shareholders' equity	210,418	222,554
Noncontrolling interest	15,737	8,805
Total equity	226,155	231,359
Total liabilities and equity	$312,105	$297,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Investment advisory and related services	$19,428	$19,649	$50,909	$58,689
Commissions	13,139	13,247	37,202	40,537
Investment banking	3,358	3,971	9,385	10,538
Principal transactions	6,849	5,194	31,592	15,978
Interest and dividends	2,505	1,591	7,902	3,725
Other income	2,581	2,362	7,144	9,346
Total revenue	47,860	46,014	144,134	138,813

Expenses:
Employee compensation and benefits	29,010	29,084	93,792	80,492
Floor brokerage, exchange, and clearance fees	1,458	1,567	4,896	4,297
Communications and data processing	3,037	2,477	8,607	8,241
Occupancy	3,830	3,375	10,745	9,236
Interest	1,263	400	2,083	400
Goodwill and other intangible assets impairment charges	-	-	14,928	-
Amortization of other intangible assets	544	165	962	568
Other general and administrative	7,107	6,146	20,168	20,023
Total expenses	46,249	43,214	156,181	123,257

Income (loss) from continuing operations before equity in income of limited partnerships and income taxes	1,611	2,800	(12,047)	15,556
Equity in income of limited partnerships	1,772	43,285	2,760	46,556
Income (loss) from continuing operations before income taxes	3,383	46,085	(9,287)	62,112
Provision (benefit) for income taxes	856	17,829	(4,335)	21,152
Income (loss) from continuing operations, net of income taxes	2,527	28,256	(4,952)	40,960
Loss from discontinued operations, net of income taxes	(355)	(238)	(2,043)	(904)
Net income (loss)	2,172	28,018	(6,995)	40,056
Less: Net (income) loss attributable to the noncontrolling interest	(1,329)	942	(3,473)	(7,011)
Net income (loss) attributable to Sanders Morris Harris Group Inc.	$843	$28,960	$(10,468)	$33,045

Basic earnings (loss) per common share:
Continuing operations	$0.04	$1.04	$(0.31)	$1.28
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.04)
Net earnings (loss)	$0.03	$1.03	$(0.38)	$1.24

Diluted earnings (loss) per common share:
Continuing operations	$0.04	$1.04	$(0.31)	$1.27
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.04)
Net earnings (loss)	$0.03	$1.03	$(0.38)	$1.23

Weighted average common shares outstanding:
Basic	27,797	28,033	27,689	26,583
Diluted	28,497	28,192	27,689	26,764

Amounts attributable to Sanders Morris Harris Group Inc. common shareholders:
Income (loss) from continuing operations, net of income taxes	$1,198	$29,198	$(8,425)	$33,949
Discontinued operations, net of income taxes	(355)	(238)	(2,043)	(904)
Net income (loss)	$843	$28,960	$(10,468)	$33,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the nine months ended September 30, 2009
(in thousands, except share and per share amounts)
(unaudited)

	Amounts	Shares
Common stock:
Balance, beginning of period	$292	29,207,962
Stock issued pursuant to employee benefit plan	3	337,418
Balance, end of period	295	29,545,380
Additional paid-in capital:
Balance, beginning of period	234,578
Stock issued pursuant to employee benefit plan; including tax benefit	239
Tax adjustment related to employee benefit plan	(971)
Stock-based compensation expense	2,921
Balance, end of period	236,767
Accumulated deficit:
Balance, beginning of period	(5,895)
Cash dividends ($0.135 per share)	(3,832)
Net loss attributable to Sanders Morris Harris Group Inc.	(10,468)
Balance, end of period	(20,195)
Treasury stock:
Balance, beginning of period	(6,421)	(1,049,085)
Acquisition of treasury stock	(28)	(6,809)
Balance, end of period	(6,449)	(1,055,894)
Noncontrolling interest:
Balance, beginning of period	8,805
Purchase of membership interest from noncontrolling interest	7,398
Contributions	20
Distributions	(3,959)
Net income attributable to the noncontrolling interest	3,473
Balance, end of period	15,737
Total equity and common shares outstanding	$226,155	28,489,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,995)	$40,056
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized gain on securities available for sale	-	(205)
Loss on sales of assets	12	79
Depreciation	3,280	2,866
Provision for bad debts	127	978
Stock-based compensation expense	2,921	2,179
Goodwill and other intangible assets impairment charges	14,928	-
Amortization of other intangible assets	962	568
Deferred income taxes	(3,364)	19,443
Equity in income of limited partnerships	(2,760)	(46,556)
Unrealized and realized loss on not readily marketable
securities owned, net	58	4,836
Not readily marketable securities owned received for payment
of investment banking fees	(21)	(581)
Net change in:
Receivables	(4,238)	820
Deposits with clearing organizations	(501)	35
Marketable securities owned	9,156	(1,404)
Other assets and prepaid expenses	(702)	(393)
Accounts payable and accrued liabilities	(2,359)	906
Securities sold, not yet purchased	(7,386)	36
Payable to broker-dealers and clearing organizations	(2,029)	(2,955)
Net cash provided by operating activities	1,089	20,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,607)	(7,203)
Acquisitions, net of cash acquired of $210 and $126, respectively	(25,324)	(29,070)
Purchases of not readily marketable securities owned	(493)	(882)
Proceeds from sales of not readily marketable securities owned	7,341	11,020
Proceeds from sales and maturities of securities available for sale	-	697
Proceeds from sales of assets	110	266
Net cash used in investing activities	(19,973)	(25,172)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(28)	(1,162)
Proceeds from shares issued pursuant to employee benefit plan	225	1,164
Tax benefit of stock options exercised	17	364
Tax adjustment related to employee benefit plan	(971)	-
Proceeds from borrowings	25,000	250
Repayment of borrowings	(2,976)	(450)
Contributions by noncontrolling interest	20	-
Distributions to noncontrolling interest	(3,959)	(13,791)
Payments of cash dividends	(3,817)	(2,389)
Net cash provided by (used in) financing activities	13,511	(16,014)
Net decrease in cash and cash equivalents	(5,373)	(20,478)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,224	46,503
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,851	$26,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations

Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including wealth management (including investment advice and management, financial planning, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage services, and research).  The Company’s operating subsidiaries include SMH Capital Inc. (formerly Sanders Morris Harris Inc.) (“SMH”), SMH Capital Advisors, Inc. (“Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), Miller-Green Financial Services, Inc. (“Miller-Green”), Kissinger Financial Services, a division of SMH, (“Kissinger”) and Select Sports Group, Ltd. (“SSG”).  The Company serves a diverse group of institutional, corporate, and individual clients.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at September 30, 2009 and December 31, 2008, our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, our consolidated changes in equity for the nine months ended September 30, 2009, and our consolidated cash flows for the nine months ended September 30, 2009 and 2008.  All adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

New Authoritative Accounting Guidance

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standards Board’s (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all non-governmental entities in the preparation of financial statements.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the ASC carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section, and Paragraph structure.

FASB ASC Topic 320, Investments – Debt and Equity Securities.  New authoritative accounting guidance under ASC Topic 320, Investments – Debt and Equity Securities, (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 for the interim period ending June 30, 2009.  Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC Topic 805, Business Combinations.  On January 1, 2009, new authoritative guidance under ASC Topic 805, Business Combinations, became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.  ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies.  Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies.

FASB ASC Topic 810, Consolidation.  New authoritative guidance under ASC Topic 810, Consolidation, amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest in subsidiaries. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest in subsidiaries. The new authoritative accounting guidance under ASC Topic 810 was effective for the Company on January 1, 2009.  Shareholders’ equity changed due to the application of the new authoritative accounting guidance.  Noncontrolling interest, formerly presented as minority interests outside of shareholders’ equity, is now included in equity.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASC Topic 820, Fair Value Measurements and Disclosures.  New authoritative accounting guidance under ASC Topic 820, Fair Value Measurements and Disclosures, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  ASC Topic 820 requires an entity to base its conclusions about whether a transaction was not orderly on the weight of the evidence.  The new accounting guidance amended prior guidance to expand certain disclosure requirements.  The new authoritative accounting guidance under ASC Topic 820 was effective for the Company for the interim period ending June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach.  The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment or other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This new authoritative accounting guidance under ASC Topic 820 will be effective for the Company on October 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASC Topic 825, Financial Instruments.  New authoritative accounting guidance under ASC Topic 825, Financial Instruments, requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.   The new authoritative accounting guidance under ASC Topic 825 was effective for the Company for the interim period ending June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

FASB ASC Topic 855, Subsequent Events.  New authoritative accounting guidance under ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The new authoritative accounting guidance under ASC Topic 855 was effective for the Company for the interim period ending June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

FASB ASC Topic 860, Transfers and Servicing.  New authoritative accounting guidance under ASC Topic 860, Transfers and Servicing, amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2006, Ric Edelman organized a new entity, Edelman Financial Advisors, LLC (“EFA”) to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area.  In exchange for a 10% membership interest in EFA, we initially committed to loan EFA up to $20.0 million to cover its start-up expenses of which $10.0 million was advanced and subsequently repaid.  On April 1, 2009, the Company acquired an additional 66% membership interest in EFA for an aggregate consideration of $25.5 million in cash and a subordinated promissory note in the principal amount of $10.0 million.  Under the terms of the EFA acquisition agreement, the earlier loan agreement was terminated.  The consideration exceeded the fair market value of identifiable net tangible assets by $36.1 million, $21.4 million of which has been recorded as goodwill, $22.3 million of which has been recorded as other intangible assets, and $7.6 million of which has been recorded as noncontrolling interest.  During the nine months ended September 30, 2009, the Company recorded $938,000 of compensation expense and $666,000 of interest costs associated with the EFA acquisition which is included in the accompanying Condensed Consolidated Statements of Operations.  On August 24, 2009, EFA was merged with and into another Edelman subsidiary, Edelman Financial Services, LLC.

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Marketable:
Corporate stocks and options	$11,818	$5,498	$21,877	$12,803
Corporate bond	-	-	-	81
Total marketable	11,818	5,498	21,877	12,884
Not readily marketable:
Limited partnerships	26,120	-	29,356	-
Warrants	2,661	-	2,316	-
Equities and options	679	-	1,010	-
Total not readily marketable	29,460	-	32,682	-
Total	$41,278	$5,498	$54,559	$12,884

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 or other applicable securities acts, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company.  Not readily marketable securities consist of investments in limited partnerships, equities, options, and warrants. In accordance with FASB ASC Topic 323, Investments – Equity Method and Joint Ventures, direct investments in limited partnerships are accounted for using the equity method which approximates fair value.  Proprietary investments in limited partnerships held by the Company’s broker-dealer subsidiary are accounted for at fair value.

FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

The following table sets forth by level within the fair value hierarchy securities owned and securities sold, not yet purchased as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities owned	$11,158	$3,308	$12,059	$26,525
Securities sold, not yet purchased	5,442	56	-	5,498

The following table sets forth a summary of changes in the fair value of the Company’s level 3 securities owned for the three and nine months ended September 30, 2009:

	Level 3 Securities Owned
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(in thousands)

Balance, beginning of period	$12,582	$13,423
Realized gains	-	19
Unrealized gains relating to securities still held at the reporting date	492	359
Purchases, issuances, and settlements	(1,015)	(1,742)
Balance, end of period	$12,059	$12,059

Net unrealized gains (losses) for level 3 securities owned are a component of “Principal transactions” and “Equity in income of limited partnerships” in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
		Equity in Income		Equity in Income
	Principal	of Limited	Principal	of Limited
	Transactions	Partnerships	Transactions	Partnerships
(in thousands)

Unrealized gains (losses) relating to securities still held at the reporting date	$136	$356	$(20)	$379

At September 30, 2009, the Company had $13.0 million and $1.8 million in securities owned that are valued using the equity method, which approximates fair value, and at cost basis, respectively.

Sale of Interests in Salient Partners and Endowment Advisers

In August 2008, we entered into agreements with Salient Partners and Endowment Advisers to repurchase the Company’s interests in such entities for a total of $95.3 million.  The terms of the agreements provide that Endowment Advisers will pay the Company annually the greater of $12.0 million in priority to other distributions, or 23.15% of total distributions, until the Company has received a total of $86.0 million plus 6% per annum.  The Company received an additional $9.3 million note for its 50% interest in Salient Partners, payable with interest over a five-year period.  In May 2009, the principal amount of the Salient note was reduced by $2.25 million to reflect an offset of certain liabilities that the Company agreed to pay under the agreements.  In connection with such transactions, the Company recorded a receivable in the amount of $76.7 million representing the net present value of the expected receipts which is included in “Other receivables” in the Condensed Consolidated Balance Sheets.  The balance of this receivable was $70.0 million at September 30, 2009.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill and other intangible assets were as follows:

	Nine Months Ended September 30, 2009
			Amortizable Intangible Assets:			Total Other
			Covenants Not	Customer		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Subtotal	Assets
	(in thousands)

Balance, beginning of period	$63,078	$4,526	$450	$7,589	$8,039	$12,565
Acquisition of EFA	21,365	15,000	4,000	3,300	7,300	22,300
Leonetti purchase price adjustment	34	-	-	-	-	-
Impairment charges	(13,824)	(1,104)	-	-	-	(1,104)
Amortization of other intangible assets	-	-	(417)	(545)	(962)	(962)
Balance, end of period	$70,653	$18,422	$4,033	$10,344	$14,377	$32,799

All of the Company’s goodwill and other intangible assets, net, are related to the Wealth Management business segment.

The goodwill impairment charges totaling $13.8 million reflect additional impairment due to continued market deterioration during the first quarter of 2009.  The losses reflect impairments at two reporting units: Edelman in the amount of $13.0 million and Kissinger in the amount of $837,000.  The amount of the impairment losses was determined based on the calculation process specified in FASB ASC Topic 350, Intangibles – Goodwill and Other, which compared carrying value to the estimated fair value of assets and liabilities.  Factors considered in determining fair value include, among other things, the Company’s market capitalization as determined by quoted market prices for its common stock and the value of the Company’s reporting units.  The Company uses several methods to value its reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and multiples of assets under management.

Other intangible assets consist primarily of customer relationships and trade names acquired in purchase business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized on a straight line basis over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  During the first quarter of 2009, the Company recognized a trade name impairment of $1.1 million.

Goodwill and other intangible assets, net, are classified as level 3 within the fair value hierarchy.

5.	BORROWINGS

In May 2009, the Company borrowed $25.0 million under a credit agreement with a bank, the proceeds of which were used to complete the EFA acquisition.  The credit agreement matures on October 31, 2012 and bears interest at the greater of the prime rate or 5%.  Principal of $595,000 plus interest is payable monthly.  The credit agreement is secured by substantially all of the assets of the Company.  The credit agreement contains various covenants customary for transactions of this type including the requirement that the Company maintain minimum financial ratios, net worth, liquid assets, and cash balances, as well as minimum assets under management, and meet monthly, quarterly, and annual reporting requirements.  The credit agreement also contains covenants that restrict the ability of the Company, among other things, to incur indebtedness, pay dividends or distributions, make capital expenditures and other restricted payments, including investments, and consummate asset sales.  At September 30, 2009, the Company was in compliance with all covenants.

6.	INCOME TAXES

The difference between the effective tax rate reflected in the income tax provision (benefit) from continuing operations attributable to Sanders Morris Harris Group Inc. and the statutory federal rate is analyzed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Expected federal tax at statutory rate of 34%	$699	$15,989	$(4,338)	$18,734
State and other income taxes	157	1,840	3	2,418
Total	$856	$17,829	$(4,335)	$21,152

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

7.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has two types of stock-based compensation awards:  (1) stock options and (2) restricted common stock.

The following table sets forth pertinent information regarding stock option transactions for the nine months ended September 30, 2009:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2009	660,307	$9.56
Granted	-	-
Exercised	(42,500)	4.59
Outstanding at September 30, 2009	617,807	9.90

Options exercisable at September 30, 2009	601,141	9.95

Incentive award shares available for grant at September 30, 2009	2,438,628

During the nine months ended September 30, 2009 and 2008, 42,500 and 214,706 options were exercised for which the Company received proceeds of $195,000 and $1.1 million, respectively.  The Company recognized pretax compensation expense of $27,000 and $131,000 during the nine months ended September 30, 2009 and 2008, respectively, related to stock options.  The portion of stock-based compensation expense related to stock options that was unrecognized at September 30, 2009 was $12,000 and is expected to be recognized over a weighted average period of 0.25 years.

The following table summarizes certain information related to restricted common stock grants at September 30, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	683,116	$11.06

Nonvested at September 30, 2009	623,584	7.76

For the nine months ended September 30, 2009:

Granted	314,038	4.72

Vested	354,450	11.41

Forfeited	19,120	8.09

Employees deferred compensation of $30,000 and $114,000 during the nine months ended September 30, 2009 and 2008, respectively, that was used to purchase restricted common stock.  The Company recognized pretax compensation expense of $2.9 million and $2.0 million during the nine months ended September 30, 2009 and 2008, respectively, related to its restricted common stock plan.  At September 30, 2009, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock was $3.3 million and is expected to be recognized over the next 3.25 years.

8.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock.  Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices.  Such repurchases are accounted for using the cost method.  The Company repurchased 6,809 shares of its common stock at an average price of $4.16 per share during the nine months ended September 30, 2009 related to this program.

9.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Income (loss) from continuing operations, net of income taxes	$1,198	$29,198	$(8,425)	$33,949
Loss from discontinued operations, net of income taxes	(355)	(238)	(2,043)	(904)
Net earnings (loss) attributable to the Company	$843	$28,960	$(10,468)	$33,045

Basic earnings (loss) per common share:
Continuing operations	$0.04	$1.04	$(0.31)	$1.28
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.04)
Net earnings (loss)	$0.03	$1.03	$(0.38)	$1.24

Diluted earnings (loss) per common share:
Continuing operations	$0.04	$1.04	$(0.31)	$1.27
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.04)
Net earnings (loss)	$0.03	$1.03	$(0.38)	$1.23

Weighted average number of common shares outstanding:
Basic	27,797	28,033	27,689	26,583
Potential dilutive effect of stock-based awards	700	159	-	181
Diluted	28,497	28,192	27,689	26,764

Outstanding stock options of 440,000 and 310,000 for the three months ended September 30, 2009 and 2008, respectively, and 448,807 and 310,000 for the nine months ended September 30, 2009 and 2008, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

10.	COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $420,000, $245,000, $230,000, $144,000, and $92,000 to the owners of five of the offices that we lease to secure payment of our lease obligations for those facilities.

In January 2009, the Company and SMH entered into a Contribution Agreement with Pan Asia China Commerce Corp. (“PAC3”), Madison Williams Capital, LLC (formerly Siwanoy Capital, LLC) (“Madison Williams”) and Madison Williams and Company, LLC (“New BD”), pursuant to which (a) PAC3 agreed to subscribe for and purchase a 40% Class A membership interest in Madison Williams in exchange for a cash payment and note and (b) SMH agreed to contribute to New BD the assets, properties, working capital, and rights related and/or pertaining to its investment banking, institutional trading (including equity sales and fixed income sales), New York trading, and research businesses (excluding The Juda Group and the Concept Capital divisions) (the “Capital Markets Business”), including a specified amount of working capital (as adjusted for any profits or losses incurred in the Capital Markets Business between January 1, 2009, and the date of closing) less (i) the value of the accounts receivable contributed to Madison Williams, (ii) the value of the certain assets in SMH’s New Orleans, Louisiana office, (iii) the value of certain money security deposits and any advance payments, and (iv) the value of certain securities to be mutually agreed upon by the parties in exchange for a 20% Class A Membership Interest in Madison Williams, cash, and a note issued by Madison Williams to the Company. Current members of management of the Capital Markets Business will retain the remaining 40% membership interest in Madison Williams. The transaction is expected to close following approval by the Financial Industry Regulatory Authority (“FINRA”) of a new member application by the New BD, which is anticipated to be in the fourth quarter of 2009.   For the nine months ended September 30, 2009, the Capital Markets Business revenue was $18.8 million and expenses were $21.7 million.

On November 9, 2009, the Company, SMH, PAC3, and Madison Williams entered into an Amended and Restated Contribution Agreement with Fletcher Asset Management, Inc. (“Fletcher”), with respect to the formation of the New BD. Pursuant to the Amended and Restated Contribution Agreement, (a) PAC3’s interest in Madison Williams was reduced to a 3.1% Class A membership interest and 28.0% Class B membership interest, (b) SMH’s interest in Madison Williams was reduced to a 17.5% Class A Membership Interest, (c) Fletcher agreed to subscribe for and purchase a 40.5% Class A membership interest in Madison Williams in exchange for a cash contribution, and (d) the interest of management of Madison Williams was reduced to a 6.5% Class B membership interest.  The Class A membership interests have a distribution preference over the Class B membership interests until a total of $8.5 of distributions to the Class A membership interest have been made, and no distributions may be made to any class of Class B membership interests until the SMH note for $8 million has been repaid.

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

In the normal course of business, the Company enters into underwriting commitments.  There were no firm underwriting commitments open at September 30, 2009.

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

SMHG has two operating segments, Wealth Management and Capital Markets, and one non-operating segment, Corporate Support and Other. The business segments are based upon factors such as the services provided and distribution channels served. Certain services are provided to customers through more than one of our business segments.

The Wealth Management segment provides investment advisory, wealth and investment management, and financial planning services to institutional and individual clients. It earns an advisory fee based on such factors as the amount of assets under management and the type of services provided. The Wealth Management segment may also earn commission revenue from the sale of equity, fixed income, mutual fund, and annuity products; and sales credits from the distribution of investment banking issues. In addition, performance fees may be earned for exceeding performance benchmarks for the investment portfolios in the limited partnerships that we manage.  The Wealth Management segment also earns revenue from net interest on customers’ margin loan and credit account balances and sales credits from the distribution of investment banking products.

The Capital Markets segment generally provides corporate financing services to its institutional client base.  These services are provided through three divisions:  (i) investment banking, (ii) institutional brokerage, and (iii) prime brokerage services.

•
The Investment Banking division provides corporate securities underwriting, private financings, and financial advisory services. The Company participates in corporate securities distributions as a manager, co-manager, or member of an underwriting syndicate or of a selling group in public offerings managed by other underwriters. Fees earned for our role as an advisor, manager, or underwriter are included in the investment banking business.   Sales credits associated with the distribution of investment banking products are reported in the Institutional Brokerage division or the Wealth Management segment depending on the relevant distribution channel.

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

The following summarizes certain financial information of each reportable business segment for the three and nine months ended September 30, 2009 and 2008, respectively.  SMHG does not analyze asset information in all business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Revenue:
Wealth Management	$26,359	$26,328	$72,098	$80,137
Capital Markets:
Investment banking	2,087	3,373	6,090	8,771
Institutional brokerage	5,602	5,039	16,674	13,777
Prime brokerage services	12,566	14,116	46,929	35,300
Capital Markets Total	20,255	22,528	69,693	57,848
Corporate Support and Other	1,246	(2,842)	2,343	828
Total	$47,860	$46,014	$144,134	$138,813

Income (loss) from continuing operations before equity in income (loss) of limited partnerships and income taxes:
Wealth Management	$7,069	$9,872	$18,669	$28,744
Capital Markets:
Investment banking	(1,165)	(1,033)	(3,706)	(3,663)
Institutional brokerage	1,002	828	2,200	1,201
Prime brokerage services	(416)	1,303	361	2,750
Capital Markets Total	(579)	1,098	(1,145)	288
Corporate Support and Other	(4,879)	(8,170)	(29,571)	(13,476)
Total	$1,611	$2,800	$(12,047)	$15,556

Equity in income (loss) of limited partnerships:
Wealth Management	$356	$46,820	$(799)	$52,197
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support and Other	1,416	(3,535)	3,559	(5,641)
Total	$1,772	$43,285	$2,760	$46,556

Income (loss) from continuing operations before income taxes:
Wealth Management	$7,425	$56,692	$17,870	$80,941
Capital Markets:
Investment banking	(1,165)	(1,033)	(3,706)	(3,663)
Institutional brokerage	1,002	828	2,200	1,201
Prime brokerage services	(416)	1,303	361	2,750
Capital Markets Total	(579)	1,098	(1,145)	288
Corporate Support and Other	(3,463)	(11,705)	(26,012)	(19,117)
Total	$3,383	$46,085	$(9,287)	$62,112

Net (income) loss attributable to the noncontrolling interest:
Wealth Management	$(1,329)	$942	$(3,473)	$(7,011)
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support and Other	-	-	-	-
Total	$(1,329)	$942	$(3,473)	$(7,011)

12.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Cash payment (refund) for income taxes, net	$(2,407)	$2,056
Cash paid for interest	903	9
Noncash investing activities:
Acquisitions:
Receivables	-	10
Goodwill and other intangible assets, net	10,000	24,136
Accounts payable and accrued liabilities	-	(290)
Subordinated promissory note	(10,000)	-
Noncontrolling interest	-	77
Common stock	-	(23,933)
Sale of not readily marketable securities:
Receivables	-	74,732
Sale of limited partnerships	-	(70,666)
Accounts payable and accrued liabilities	-	(4,066)
Noncash financing activities:
Dividends declared not yet paid	1,281	1,265

13.	RELATED PARTIES

The Company had receivables from related parties totaling $11.6 million at September 30, 2009, primarily consisting of $4.8 million of advances to unconsolidated related entities to fund operating expenses, $4.2 million of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company, and $1.8 million of management fees receivable from the limited partnerships that the Company manages.

14.	DISCONTINUED OPERATIONS

During the first quarter of 2009, the Company closed three retail offices.  This decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  A summary of selected financial information of discontinued operations is as follows for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Operating activities:
Revenue	$7	$947	$303	$2,873
Expenses	600	1,279	3,708	4,340

Loss from discontinued operations before income taxes	(593)	(332)	(3,405)	(1,467)
Benefit for income taxes	238	94	1,362	563
Loss from discontinued operations	$(355)	$(238)	$(2,043)	$(904)

Major classes of assets and liabilities of the offices accounted for as discontinued operations in the accompanying condensed consolidated balance sheets at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)

Furniture, equipment, and leasehold improvements, net	$193	$420
Total assets of discontinued operations	$193	$420
Total liabilities of discontinued operations	$-	$-

15.	SUBSEQUENT EVENTS

The Company evaluated its September 30, 2009 condensed consolidated financial statements for subsequent events through November 9, 2009, the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.

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

Overview

The Company is a holding company that, through its subsidiaries and affiliates, provides wealth management and capital markets services to a large and diversified group of clients and customers, including individuals, corporations, and financial institutions. A summary of these services follows:

Our Wealth Management segment provides investment advisory, wealth and investment management, and financial planning services to high net worth and mass affluent individuals and institutions, including investment strategies and alternatives, tax efficient estate and financial planning, trusts, and agent/fiduciary investment management services, throughout their financial life cycle, as well as private client brokerage services. In addition, we provide specialized asset management products and services in specific investment styles to corporations and institutions both through internal marketing efforts and externally through formal sub-advisory relationships and other distribution arrangements with third parties.

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

We are exposed to volatility and trends in the general securities market and the economy and we are currently facing difficult market and economic conditions.  Due to the downturn in the market and the economic recession that began during the second half of 2008, client assets declined during the last half of 2008 and into the first quarter of 2009.  However, during the second quarter of 2009, the market began to improve and client assets have recovered resulting in, among other things, higher fee and commission revenue.  Client assets under management or advisement were as follows:

Client Assets(1)
(in millions)

December 31, 2007	$11,344
March 31, 2008	11,342
June 30, 2008	10,979
September 30, 2008	10,290
December 31, 2008	8,627
March 31, 2009	8,501
June 30, 2009	9,534
September 30, 2009	10,595
(1)Client assets include the gross value of assets under management directly or via outside managers and assets held in brokerage accounts for clients by outside clearing firms.

Fiscal year 2008 and the first quarter of 2009 was a very challenging environment for the capital markets given the unprecedented events on Wall Street that led to increased uncertainty and turmoil in the United States economy and global financial markets.  We made the necessary adjustments to our business and adapted to the current environment.  We focused on the following items:

▪	preserving capital and retaining key people in order to emerge as a strong player once market stability returns;

▪	reducing compensation and non-compensation expenses in order to operate on a positive cash basis;

▪	closing offices that have been unprofitable;

▪	exiting business units that are subject to revenue and profit volatility; and

▪	acquiring wealth management businesses that enhance or complement our existing franchise value.

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. Employees of the investment banking group and the research group receive a salary and discretionary bonuses as compensation. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the third quarter of 2009, compensation and benefits represented 62.7% of total expenses and 60.6% of total revenue, compared to 67.3% of total expenses and 63.2% of total revenue during the third quarter of 2008.  During the first nine months of 2009, compensation and benefits represented 60.1% of total expenses and 65.1% of total revenue, compared to 65.3% of total expenses and 58.0% of total revenue for the same period in 2008.  For the three months ended September 30, 2009, the decrease in compensation and benefits as a percentage of total revenue is principally due to a decrease in revenue in our prime brokerage services division which has a higher payout than our other business lines.  For the nine months ended September 30, 2009, the increase in compensation and benefits as a percentage of total revenue is principally due to an increase in revenue in our prime brokerage services division. For the nine months ended September 30, 2009, the decrease in compensation and benefits as a percentage of expenses is principally due to $14.9 million of goodwill and other intangible assets impairment charges recognized in the first quarter of 2009.

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

Results of Operations

Three Months Ended September30, 2009 Compared to Three Months Ended September 30, 2008

Total revenue was $47.9 million for the third quarter of 2009 compared to $46.0 million for the same quarter in 2008, an increase of $1.9 million, or 4.0%, reflecting increases of $1.7 million in principal transactions revenue and $914,000 in interest revenue partially offset by declines of $221,000 in revenue from investment advisory and related services and $613,000 in investment banking revenue.  Total expenses for the third quarter of 2009 increased $3.0 million, or 7.0%, to $46.2 million from $43.2 million in the same quarter of the previous year reflecting increased communications and data processing costs, interest expense, and other general and administrative expenses.  Equity in income of limited partnerships decreased to $1.8 million for the third quarter of 2009 compared to $43.3 million for the third quarter of 2008, reflecting the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. in the third quarter of 2008.  Income from continuing operations, net of income taxes, was $1.2 million, or $0.04 per diluted common share, for the third quarter of 2009 compared to $29.2 million, or $1.04 per diluted common share, for the third quarter of 2008.

Revenue from investment advisory and related services decreased to $19.4 million in the third quarter of 2009 from $19.6 million in the same quarter of 2008 as a result of a decrease in client assets.  Commission revenue decreased to $13.1 million in the third quarter of 2009 from $13.2 million for the same period in 2008 as a result of a decrease in trading volume in the Wealth Management segment.  Investment banking revenue decreased to $3.4 million during the third quarter of 2009 from $4.0 million in the same period of 2008 due to a decrease of $1.6 million in advisory fees earned partially offset by an increase in management income.  Principal transactions revenue increased from $5.2 million for the third quarter of 2008 to $6.8 million for the third quarter of 2009 as the result of an increase of $1.7 million in the sale of fixed income products.  Interest and dividend income increased to $2.5 million in the third quarter of 2009 from $1.6 million in the same period last year as a result of interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  Other income increased from $2.4 million during the third quarter of 2008 to $2.6 million during the same period in 2009 reflecting an increase of $476,000 in hedge fund servicing revenue and third-party marketing fees partially offset by a decrease of $170,000 in insurance commissions.

During the three months ended September 30, 2009, employee compensation and benefits decreased to $29.0 million from $29.1 million in the same period last year.  During the three months ended September 30, 2009, floor brokerage, exchange, and clearance fees decreased to $1.5 million from $1.6 million in the same period last year due to a decrease in clearance fees in the institutional brokerage division.  Communications and data processing costs increased to $3.0 million in the third quarter of 2009 compared to $2.5 million in the same period last year due to higher clearing firm service fees resulting from the increase in trading volume.  Occupancy costs increased to $3.8 million in the third quarter of 2009 compared to $3.4 million in the third quarter of 2008 due to the acquisition of an additional 66% membership interest in EFA on April 1, 2009 and the expansion of the prime brokerage division with the hiring of the principals of The Washington Research Group in the first quarter of 2009.  Interest expense increased to $1.3 million for the third quarter of 2009 compared to $400,000 in the third quarter of 2008 due to (i) the imputed interest associated with an incentive compensation payable resulting from the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P., (ii) the funding of a credit facility during the second quarter of 2009, and (iii) costs associated with the acquisition of the additional 66% membership interest in EFA.  Other general and administrative expenses increased to $7.1 million during the third quarter of 2009 from $6.1 million in the third quarter of last year due to an increase of $1.1 million in advertising expense at Edelman.

Our effective tax rate was 42.3% for the three months ended September 30, 2009 compared to 38.0% for the three months ended September 30, 2008.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

During the first quarter of 2009, the Company closed three retail offices.  This decision was made due to the offices’ inability to achieve sufficient revenues to offset their costs.  As a result, we recorded a net loss from discontinued operations, which consists of operating losses, of $355,000 and $238,000 for the three months ended September 30, 2009 and 2008, respectively.

Results by Segment

Wealth Management

	Three Months Ended September 30,
	2009	2008
	(in thousands)

Revenue	$26,359	$26,328

Income from continuing operations before income taxes	$7,425	$56,692

The turmoil in the global financial markets over the past year has caused equity prices to decline to levels not seen in many years.  That market-driven value decline has carried over to our client portfolios.  As the fees and commissions that we charge for managing client assets is based, to a large degree, on the size of our client portfolios, we have seen a significant drop in commissions revenue from the third quarter of 2008 to the comparable 2009 period.  On April 1, 2009, the Company increased its ownership of EFA from 10% to 76% which required a change in our method of accounting for EFA’s results to consolidation from the equity method.  Revenue from wealth management increased to $26.4 million from $26.3 million and income from continuing operations before income taxes decreased to $7.4 million from $56.7 million.  Commission revenue decreased to $2.9 million from $3.8 million reflecting a decline in shares traded by the firm’s retail clients due to the uncertainty in the financial markets.  Interest income increased to $2.0 million from $712,000 as a result of interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. on August 29, 2008.  Total expenses increased to $19.3 million from $16.5 million due to higher employee compensation and occupancy costs associated with the EFA acquisition.  Equity in income of limited partnerships decreased to $356,000 from $46.8 million. The decrease in equity in income of limited partnerships is attributable to the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. in 2008.

Capital Markets

Investment Banking

	Three Months Ended September 30,
	2009	2008
	(in thousands)

Revenue	$2,087	$3,373

Loss from continuing operations before income taxes	$(1,165)	$(1,033)

Revenue from investment banking decreased to $2.1 million from $3.4 million and loss from continuing operations before income taxes increased to a loss of $1.2 million from a loss of $1.0 million.  The revenue decline is due to a decrease of $1.6 million in advisory fees.  Total expenses decreased to $3.3 million from $4.4 million due to a decrease of $812,000 in employee compensation.

Institutional Brokerage

	Three Months Ended September 30,
	2009	2008
	(in thousands)

Revenue	$5,602	$5,039

Income from continuing operations before income taxes	$1,002	$828

Revenue from institutional brokerage increased to $5.6 million from $5.0 million and income from continuing operations before income taxes increased to $1.0 million from $828,000.  Principal transaction revenue increased to $1.9 million from $1.3 million reflecting an increase of $1.1 million in revenue from the sale of fixed income products.  Total expenses increased to $4.6 million from $4.2 million due to increased employee compensation related to the higher revenue.

Prime Brokerage Services

	Three Months Ended September 30,
	2009	2008
	(in thousands)

Revenue	$12,566	$14,116

Income (loss) from continuing operations before income taxes	$(416)	$1,303

Revenue from prime brokerage services decreased to $12.6 million from $14.1 million and income (loss) from continuing operations before income taxes decreased to a loss of $416,000 from income of $1.3 million.  Principal transactions revenue decreased to $3.9 million from $7.0 million reflecting a decrease of $2.9 million in proprietary trading revenue offset by an increase in revenue earned from the sale of fixed income products.  Total expenses increased to $13.0 million from $12.8 million due to a $237,000 increase in occupancy costs.

Corporate Support and Other

	Three Months Ended September 30,
	2009	2008
	(in thousands)

Revenue	$1,246	$(2,842)

Loss from continuing operations before income taxes	$(3,463)	$(11,705)

Revenue from corporate support and other increased to $1.2 million from $(2.8) million and the loss from continuing operations before income taxes decreased to $3.5 million from $11.7 million.  Revenue from principal transactions, which consists of changes in the values of our investment portfolios, increased to $696,000 from a loss of $3.5 million.  Total expenses increased to $6.1 million from $5.3 million due to interest costs associated with the Company’s credit facility that was initially funded in the second quarter of 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Total revenue was $144.1 million for the nine months ended September 30, 2009 compared to $138.8 million for the same period in 2008, an increase of $5.3 million, or 3.8%, reflecting an increase in principal transactions and interest revenue partially offset by a decrease in investment advisory and related services and commission revenue.  Total expenses for the nine months ended September 30, 2009 increased $32.9 million, or 26.7%, to $156.2 million from $123.3 million in the same period of the previous year reflecting (i) compensation and other costs associated with the higher revenue, (ii) $14.9 million in goodwill and other intangible assets impairment charges recognized in the first quarter of 2009, and (iii) $1.4 million of compensation and interest costs associated with the acquisition of an additional 66% membership interest in EFA.  Equity in income of limited partnerships decreased to $2.8 million for the nine months ended September 30, 2009 compared to $46.6 million for the same period in 2008, reflecting the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. in the third quarter of 2008.  Income (loss) from continuing operations, net of income taxes, was $(8.4) million, or $(0.31) per diluted common share, for the nine months ended September 30, 2009 compared to $33.9 million, or $1.27 per diluted common share, for the same period in 2008.

Revenue from investment advisory and related services decreased to $50.9 million for the nine months ended September 30, 2009 from $58.7 million in the same period in 2008 as a result of a decrease in client assets.  Commission revenue decreased to $37.2 million for the nine months ended September 30, 2009 from $40.5 million for the same period in 2008 as a result of a decrease in trading volume in the Wealth Management segment.  Investment banking revenue decreased to $9.4 million for the nine months ended September 30, 2009 from $10.5 million in the same period in 2008 due to a decrease of $3.1 million in advisory fees earned partially offset by an increase in sales credits received in investment banking transactions.  Principal transactions revenue increased from $16.0 million for the nine months ended September 30, 2008 to $31.6 million for the same period in 2009 as the result of an increase in the sale of fixed income products.  Interest and dividend income increased to $7.9 million for the nine months ended September 30, 2009 from $3.7 million in the same period last year as a result of interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  Other income decreased from $9.3 million for the nine months ended September 30, 2008 to $7.1 million during the same period in 2009 reflecting a decrease of $1.7 million in hedge fund servicing revenue and third-party marketing fees.

During the nine months ended September 30, 2009, employee compensation and benefits increased to $93.8 million from $80.5 million in the same period last year due to the revenue growth in the prime brokerage services division.  During the nine months ended September 30, 2009, floor brokerage, exchange, and clearance fees increased to $4.9 million from $4.3 million in the same period last year due to an increase of $677,000 in clearance fees in the prime brokerage services division.  Communications and data processing costs increased to $8.6 million for the nine months ended September 30, 2009 from $8.2 million in the same period last year, primarily due to higher trading system fees.  Occupancy costs were $10.7 million for the nine months ended September 30, 2009 compared to $9.2 million in the same period of 2008 due to the acquisition of an additional 66% membership interest in EFA on April 1, 2009 and the acquisitions of Leonetti and Miller-Green during the first nine months of 2008.  Interest expense was $2.1 million for the nine months ended September 30, 2009 due to (i) $888,000 of imputed interest associated with an incentive compensation payable resulting from the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P., (ii) $457,000 of interest related to the credit facility funded in 2009, and (iii) $666,000 of interest associated with the acquisition of an additional 66% membership interest in EFA on April 1, 2009.  The Company recognized goodwill and other intangible assets impairment charges of $14.9 million for the nine months ended September 30, 2009.  No such charge was recognized in the same period in 2008.  Other general and administrative expenses increased to $20.2 million for the nine months ended September 30, 2009 from $20.0 million in the same period last year due to an increase of $1.6 million in advertising expense at Edelman partially offset by decreases in outside sales commissions and the provision for uncollectible accounts.

Our effective tax rate was 35.2% for the nine months ended September 30, 2009 compared to 38.4% for the nine months ended September 30, 2008.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

During the first quarter of 2009, the Company closed three retail offices.  This decision was made due to the offices’ inability to achieve sufficient revenues to offset their costs.  As a result, we recorded a net loss from discontinued operations, which consists of operating losses, of $2.0 million and $904,000 for the nine months ended September 30, 2009 and 2008, respectively.

Results by Segment

Wealth Management

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Revenue	$72,098	$80,137

Income from continuing operations before income taxes	$17,870	$80,941

The turmoil in the global financial markets over the past year has caused equity prices to decline to levels not seen in many years.  That market-driven value decline has carried over to our client portfolios.  As the fees and commissions that we charge for managing client assets is based, to a large degree, on the size of our client portfolios, we have seen a significant drop in revenue from the nine months ended September 30, 2008 to the comparable 2009 period.  On April 1, 2009, the Company increased its ownership of EFA from 10% to 76% which required a change in our method of accounting for EFA’s results to consolidation from the equity method.  Revenue from wealth management decreased to $72.1 million from $80.1 million and income from continuing operations before income taxes decreased to $17.9 million from $80.9 million.  Investment advisory and related services revenue decreased to $50.8 million from $58.6 million as a result of a decrease in assets under management or advisement.  Commission revenue decreased to $8.5 million from $13.7 million reflecting a decline in shares traded by the firm’s retail clients due to the uncertainty in the financial markets.  Interest income increased to $6.2 million from $945,000 as a result of interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. on August 29, 2008.  Total expenses increased to $53.4 million from $51.4 million due to increases of $1.2 million in occupancy expense and $1.5 million in advertising expense offset by a decrease of $633,000 in outside sales commissions.  Equity in income (loss) of limited partnerships decreased to a loss of $799,000 from income of $52.2 million. The decrease in equity in income (loss) of limited partnerships is attributable to the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. in 2008.

Capital Markets

Investment Banking

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Revenue	$6,090	$8,771

Loss from continuing operations before income taxes	$(3,706)	$(3,663)

Revenue from investment banking decreased to $6.1 million from $8.8 million and loss from continuing operations before income taxes remained constant at $3.7 million.  The revenue decrease is due to a decrease of $3.2 million in advisory fees.  Total expenses decreased to $9.8 million from $12.4 million due to decreases of $1.9 million in employee compensation and $551,000 in the provision for uncollectible accounts.

Institutional Brokerage

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Revenue	$16,674	$13,777

Income from continuing operations before income taxes	$2,200	$1,201

Revenue from institutional brokerage increased to $16.7 million from $13.8 million and income from continuing operations before income taxes increased to $2.2 million from $1.2 million.  Principal transaction revenue increased to $6.7 million from $2.8 million reflecting an increase of $4.0 million in revenue from the sale of fixed income products.  Total expenses increased to $14.5 million from $12.6 million due to an increase of $3.3 million in employee compensation related to the higher revenue offset by a decrease of $1.6 million in corporate overhead allocation.

Prime Brokerage Services

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Revenue	$46,929	$35,300

Income from continuing operations before income taxes	$361	$2,750

Revenue from prime brokerage services increased to $46.9 million from $35.3 million and income from continuing operations before income taxes decreased to $361,000 from $2.8 million.  Principal transactions revenue increased to $23.2 million from $13.0 million reflecting a $13.4 million increase in revenue earned from the sale of fixed income products offset by a $1.9 million decrease in proprietary trading revenue.  Total expenses increased to $46.6 million from $32.5 million reflecting a $12.7 million increase in compensation and an increase of $677,000 in clearing costs related to the increased revenue.

Corporate Support and Other

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Revenue	$2,343	$828

Loss from continuing operations before income taxes	$(26,012)	$(19,117)

Revenue from corporate support and other increased to $2.3 million from $828,000 and the loss from continuing operations before income taxes increased to $26.0 million from $19.1 million.  Revenue from principal transactions, which consists principally of changes in the values of our investment portfolios, increased to a gain of $393,000 from a loss of $1.2 million.  Total expenses increased to $31.9 million from $14.3 million due to $14.9 million of goodwill and other intangible assets impairment charges recognized in 2009.  Also, compensation and interest costs of $1.6 million associated with the acquisition of EFA and interest costs of $457,000 associated with the Company’s credit facility were recorded in 2009.

Liquidity and Capital Resources

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, (3) debt repayment, and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties.  At September 30, 2009, we had $24.9 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, and marketable securities owned represented 12.7% of our total assets at the end of the third quarter.

Receivables turnover, calculated as annualized revenue divided by average receivables, was two for the nine months ended September 30, 2009 compared to three for the same period in the prior year.  The decrease in the receivables turnover was the result of an increase in receivables from notes receivable issued in exchange for the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  The allowance for doubtful accounts as a percentage of receivables was 2.3% at September 30, 2009 compared to 1.3% at December 31, 2008.  The increase in the allowance for doubtful accounts as a percentage of receivables was the result of an increase in the allowance for employee notes receivables from the three offices closed in the first quarter of 2009.

For the nine months ended September 30, 2009, net cash provided by operations was $1.1 million versus $20.7 million during the same period in 2008.  Marketable securities owned decreased by $9.2 million during the first nine months of 2009, securities sold, not yet purchased decreased by $7.4 million and payables to broker-dealers and clearing organizations decreased by $2.0 million.  The change in marketable securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations is primarily due to the Company’s securities managed by third party asset managers.  The Company’s portfolio includes both long and short equity positions.  Our asset managers generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market and employ hedging strategies designed to insulate the net value of our portfolios from fluctuations in the general level of interest rates and equity price variances.  We finance a portion of our positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $29.5 million at September 30, 2009 compared to $32.7 million at December 31, 2008.  This decrease is the result of net dispositions of investment positions as well as changes in the values of our investment portfolios.  Management believes its investment in limited partnerships is a critical part of its capital market investing activities that has historically generated favorable returns for the Company.  These limited partnerships typically have a ten-year life.

Capital expenditures for the first nine months of 2009 were $1.6 million, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for our growth.

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At September 30, 2009, SMH had net capital, as defined, of $4.2 million, which was $3.3 million in excess of its required net capital of $917,000.

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

Critical Accounting Policies/Estimates

Goodwill.  Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other.  ASC Topic 350 requires that goodwill be tested for impairment between annual test dates if an event or changing circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill and other intangible assets).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB ASC Topic 805, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Factors considered in determining fair include, among other things, the Company’s market capitalization as determined by quoted market prices for its common stock and the value of the Company’s reporting units.  The Company uses several methods to value its reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and multiples of assets under management.  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In performing the first step of the goodwill impairment test, the estimated fair values of the reporting units were developed using the methods listed above.  When performing the discounted cash flow analysis, the Company utilized observable market data to the extent available.  Future cash flow projections are based primarily on actual results and, at April 30, 2009, include negative future cash flows for one reporting unit.  This reporting unit has no recorded goodwill.  Due to the downturn in the market and the economic recession that began during the second half of 2008, client assets have decreased resulting in, among other things, lower revenue at our wealth management businesses.  As a result, growth projections used in the April 30, 2008 cash flow projections have not been realized.  For the February 28, 2009 and April 30, 2009 goodwill analyses, the cash flow estimates reflect zero growth for all projected future periods.  The discount rates utilized in this analysis ranged from 11% to 20%.  The Company also calculates estimated fair values of the reporting units utilizing multiples of earnings, book value, and, when applicable, assets under management of the reporting unit.  The estimated fair value using these techniques is compared with the carrying value of the reporting unit to determine if there is an indication of impairment.

The Company performed an update of its April 30, 2008 review for goodwill impairment as of February 28, 2009 due to deterioration in overall macroeconomic conditions and the extended decline in the Company’s stock price.  This review was performed using the methodology described above.  Future cash flow projections were based primarily on actual results with budgeted cash flow projections used for one reporting unit.  When performing the February 28, 2009 discounted cash flow analysis, no future negative cash flows were projected.  This assessment resulted in the recognition of a goodwill impairment charge of $13.8 million at two reporting units:  Edelman - $13.0 million and Kissinger - $837,000.

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

With the Company’s common stock price at extraordinary lows, management analyzed the estimated fair values of the reporting units in relation to our market capitalization.  The sum of the estimated fair values of the Company’s reporting units was greater than the market value of the Company’s common stock.  Based upon an analysis of historical acquisitions of financial services companies similar to ours, we believe the excess of approximately 40% represents a reasonable control premium in a hypothetical acquisition of the Company.

Remaining amounts of goodwill at September 30, 2009 were as follows:  Edelman - $64.4 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, and Leonetti - $225,000. Future goodwill impairment tests may result in a future charge to earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the nine months ended September 30, 2009, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Our financial services business is affected by general economic conditions.  Our revenues relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management or advisement.

At September 30, 2009, securities owned by the Company were $41.3 million, including $11.8 million in marketable securities, $26.1 million representing the Company’s investments in limited partnerships, and $3.4 million representing other not readily marketable securities.

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

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

†10.02
Sanders Morris Harris Group Inc. Capital Incentive Program (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-30066), and incorporated herein by reference).

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

†10.05
Employment Agreement dated as of May 10, 2005, between The Edelman Financial Center, LLC and Fredric M. Edelman.  (Filed as Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-30066), and incorporated herein by reference).

10.06
Office Lease Agreement and related amendments dated September 25, 1996, between Texas Tower Limited and Sanders Morris Mundy Inc. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-30066), and incorporated herein by reference).

10.07
Eleventh Amendment to Lease Agreement dated as of December 21, 2006, between Texas Tower Limited and Sanders Morris Harris Inc. (Filed as Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-30066), and incorporated herein by reference).

10.08
Credit Agreement dated as of May 11, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank.  (Filed as Exhibit 10.08 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-30066), and incorporated herein by reference).

10.09
First Amendment to Credit Agreement dated as of June 23, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank.  (Filed as Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-30066), and incorporated herein by reference).

10.10
Second Amendment to Credit Agreement dated as of July 15, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank.  (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-30066), and incorporated herein by reference).

*10.11	Third Amendment to Credit Agreement dated as of September 15, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank.
*10.12	Fourth Amendment to Credit Agreement dated as of September 30, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank.
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:        November 9, 2009