Form 10-Q/A
period 2009-09-30
SANDERS MORRIS HARRIS GROUP INC
filed 2010-02-18
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Sanders Morris Harris Inc. (“SMHG” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the Securities and Exchange Commission (“SEC”) on November 9, 2009  (the “Original Report”).  The Company has determined that its accounting for the acquisition of Edelman Financial Advisors, LLC (“EFA”) reported in the Original Report was incorrect as we did not recognize a gain on step acquisition related to the Company’s previously-held noncontrolling interest in EFA.

This Form 10-Q/A revises Part I – Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4. Controls and Procedures of the Original Report solely as a result of and to reflect the recognition of the gain on step acquisition and related entries and disclosures.

Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Original Report.  Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update any related or other disclosures.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
	Restated
ASSETS
Cash and cash equivalents	$24,851	$30,224
Receivables, net of allowance of $2,886 and $1,470, respectively
Broker-dealers and clearing organizations	1,506	254
Customers	25,926	16,344
Related parties	11,551	8,417
Other	81,407	89,847
Deposits with clearing organizations	1,563	1,062
Securities owned	41,278	54,559
Furniture, equipment, and leasehold improvements, net	17,577	18,859
Other assets and prepaid expenses	2,994	2,261
Goodwill, net	73,455	63,078
Other intangible assets, net	32,799	12,565
Total assets	$314,907	$297,470

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$37,238	$36,644
Borrowings	22,024	-
Subordinated promissory note	10,000	-
Deferred tax liability, net	12,307	14,532
Securities sold, not yet purchased	5,498	12,884
Payable to broker-dealers and clearing organizations	22	2,051
Total liabilities	87,089	66,111

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares
authorized; 29,545,380 and 29,207,962 shares issued,
respectively	295	292
Additional paid-in capital	236,767	234,578
Accumulated deficit	(18,334)	(5,895)
Treasury stock, at cost, 1,055,894 and 1,049,085 shares, respectively	(6,449)	(6,421)
Total Sanders Morris Harris Group Inc. shareholders' equity	212,279	222,554
Noncontrolling interest	15,539	8,805
Total equity	227,818	231,359
Total liabilities and equity	$314,907	$297,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	Restated		Restated
Revenue:
Investment advisory and related services	$19,428	$19,649	$50,909	$58,689
Commissions	13,139	13,247	37,202	40,537
Investment banking	3,358	3,971	9,385	10,538
Principal transactions	6,849	5,194	31,592	15,978
Interest and dividends	2,505	1,591	7,902	3,725
Other income	2,581	2,362	7,144	9,346
Total revenue	47,860	46,014	144,134	138,813

Expenses:
Employee compensation and benefits	29,010	29,084	93,792	80,492
Floor brokerage, exchange, and clearance fees	1,458	1,567	4,896	4,297
Communications and data processing	3,037	2,477	8,607	8,241
Occupancy	3,830	3,375	10,745	9,236
Interest	1,263	400	2,083	400
Goodwill and other intangible assets impairment charges	-	-	14,928	-
Amortization of other intangible assets	544	165	962	568
Other general and administrative	7,107	6,146	20,168	20,023
Total expenses	46,249	43,214	156,181	123,257

Income (loss) from continuing operations before equity in income of
limited partnerships and income taxes	1,611	2,800	(12,047)	15,556
Equity in income of limited partnerships	1,772	43,285	2,760	46,556
Gain on step acquisition	3,000	-	3,000	-
Income (loss) from continuing operations before income taxes	6,383	46,085	(6,287)	62,112
Provision (benefit) for income taxes	1,995	17,829	(3,196)	21,152
Income (loss) from continuing operations, net of income taxes	4,388	28,256	(3,091)	40,960
Loss from discontinued operations, net of income taxes	(355)	(238)	(2,043)	(904)
Net income (loss)	4,033	28,018	(5,134)	40,056
Less: Net (income) loss attributable to the noncontrolling interest	(1,329)	942	(3,473)	(7,011)
Net income (loss) attributable to Sanders Morris Harris Group Inc.	$2,704	$28,960	$(8,607)	$33,045

Basic earnings (loss) per common share:
Continuing operations	$0.11	$1.04	$(0.24)	$1.28
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.04)
Net earnings (loss)	$0.10	$1.03	$(0.31)	$1.24

Diluted earnings (loss) per common share:
Continuing operations	$0.11	$1.04	$(0.24)	$1.27
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.04)
Net earnings (loss)	$0.10	$1.03	$(0.31)	$1.23

Weighted average common shares outstanding:
Basic	27,797	28,033	27,689	26,583
Diluted	28,497	28,192	27,689	26,764

Amounts attributable to Sanders Morris Harris Group Inc. common shareholders:
Income (loss) from continuing operations, net of income taxes	$3,059	$29,198	$(6,564)	$33,949
Discontinued operations, net of income taxes	(355)	(238)	(2,043)	(904)
Net income (loss)	$2,704	$28,960	$(8,607)	$33,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the nine months ended September 30, 2009
(in thousands, except share and per share amounts)
(unaudited)

	Amounts	Shares
	Restated
Common stock:
Balance, beginning of period	$292	29,207,962
Stock issued pursuant to employee benefit plan	3	337,418
Balance, end of period	295	29,545,380
Additional paid-in capital:
Balance, beginning of period	234,578
Stock issued pursuant to employee benefit plan; including tax benefit	239
Tax adjustment related to employee benefit plan	(971)
Stock-based compensation expense	2,921
Balance, end of period	236,767
Accumulated deficit:
Balance, beginning of period	(5,895)
Cash dividends ($0.135 per share)	(3,832)
Net loss attributable to Sanders Morris Harris Group Inc.	(8,607)
Balance, end of period	(18,334)
Treasury stock:
Balance, beginning of period	(6,421)	(1,049,085)
Acquisition of treasury stock	(28)	(6,809)
Balance, end of period	(6,449)	(1,055,894)
Noncontrolling interest:
Balance, beginning of period	8,805
Purchase of membership interest from noncontrolling interest	7,200
Contributions	20
Distributions	(3,959)
Net income attributable to the noncontrolling interest	3,473
Balance, end of period	15,539
Total equity and common shares outstanding	$227,818	28,489,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,134)	$40,056
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized gain on securities available for sale	-	(205)
Loss on sales of assets	12	79
Depreciation	3,280	2,866
Provision for bad debts	127	978
Stock-based compensation expense	2,921	2,179
Goodwill and other intangible assets impairment charges	14,928	-
Amortization of other intangible assets	962	568
Deferred income taxes	(2,225)	19,443
Equity in income of limited partnerships	(2,760)	(46,556)
Gain on step acquisition	(3,000)	-
Unrealized and realized loss on not readily marketable
securities owned, net	58	4,836
Not readily marketable securities owned received for payment
of investment banking fees	(21)	(581)
Net change in:
Receivables	(4,238)	820
Deposits with clearing organizations	(501)	35
Marketable securities owned	9,156	(1,404)
Other assets and prepaid expenses	(702)	(393)
Accounts payable and accrued liabilities	(2,359)	906
Securities sold, not yet purchased	(7,386)	36
Payable to broker-dealers and clearing organizations	(2,029)	(2,955)
Net cash provided by operating activities	1,089	20,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,607)	(7,203)
Acquisitions, net of cash acquired of $210 and $126, respectively	(25,324)	(29,070)
Purchases of not readily marketable securities owned	(493)	(882)
Proceeds from sales of not readily marketable securities owned	7,341	11,020
Proceeds from sales and maturities of securities available for sale	-	697
Proceeds from sales of assets	110	266
Net cash used in investing activities	(19,973)	(25,172)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(28)	(1,162)
Proceeds from shares issued pursuant to employee benefit plan	225	1,164
Tax benefit of stock options exercised	17	364
Tax adjustment related to employee benefit plan	(971)	-
Proceeds from borrowings	25,000	250
Repayment of borrowings	(2,976)	(450)
Contributions by noncontrolling interest	20	-
Distributions to noncontrolling interest	(3,959)	(13,791)
Payments of cash dividends	(3,817)	(2,389)
Net cash provided by (used in) financing activities	13,511	(16,014)
Net decrease in cash and cash equivalents	(5,373)	(20,478)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,224	46,503
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,851	$26,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations

Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including wealth management (including investment advice and management, financial planning, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage services, and research).  The Company’s operating subsidiaries include SMH Capital Inc. (formerly Sanders Morris Harris Inc.) (“SMH”), SMH Capital Advisors, Inc. (“Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), Miller-Green Financial Services, Inc. (“Miller-Green”), Kissinger Financial Services, a division of SMH, (“Kissinger”), and Select Sports Group, Ltd. (“SSG”).  The Company serves a diverse group of institutional, corporate, and individual clients.

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

2.	RESTATEMENT

The Company has determined that its previously reported accounting for the acquisition of Edelman Financial Advisors, LLC (“EFA”) was incorrect as we did not recognize a gain on step acquisition related to the Company’s previously-held noncontrolling interest in EFA.  The result of the correction on the September 30, 2009 condensed consolidated balance sheet is as follows:

	September 30, 2009
	As Reported	As Restated
	(in thousands)

Goodwill, net	$70,653	$73,455
Deferred tax liability, net	11,168	12,307
Total Sanders Morris Harris Group Inc.'s
shareholders’ equity	210,418	212,279
Noncontrolling interest	15,737	15,539

The result of the correction on the September 30, 2009 condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except per share amounts)

Gain on step acquisition	$-	$3,000	$-	$3,000
Provision (benefit) for income taxes	856	1,995	(4,335)	(3,196)
Income (loss) from continuing operations,
net of income taxes	2,527	4,388	(4,952)	(3,091)
Net income attributable to Sanders
Morris Harris Group Inc.	843	2,704	(10,468)	(8,607)

Basic earnings (loss) per common share:
Continuing operations	$0.04	$0.11	$(0.31)	$(0.24)
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.07)
Net earnings (loss)	$0.03	$0.10	$(0.38)	$(0.31)

Diluted earnings (loss) per common share:
Continuing operations	$0.04	$0.11	$(0.31)	$(0.24)
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.07)
Net earnings (loss)	$0.03	$0.10	$(0.38)	$(0.31)

3.	ACQUISITIONS (Restated)

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

In December 2006, Ric Edelman organized a new entity, EFA to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area.  In exchange for a 10% membership interest in EFA, we initially committed to loan EFA up to $20.0 million to cover its start-up expenses of which $10.0 million was advanced and subsequently repaid.  On April 1, 2009, the Company acquired an additional 66% membership interest in EFA for an aggregate consideration of $25.5 million in cash and a subordinated promissory note in the principal amount of $10.0 million.  Under the terms of the EFA acquisition agreement, the earlier loan agreement was terminated.  The fair value of the Company’s previously-held noncontrolling interest in EFA on April 1, 2009 was $3.0 million.  The consideration exceeded the fair market value of identifiable net tangible assets by $36.3 million, $24.2 million of which has been recorded as goodwill, $22.3 million of which has been recorded as other intangible assets, $7.2 million of which has been recorded as noncontrolling interest, and $3.0 million of which has been recorded as a gain on step acquisition.  All of the goodwill associated with the EFA acquisition is expected to be deductible for tax purposes.  On August 24, 2009, EFA was merged with and into another Edelman subsidiary, Edelman Financial Services, LLC (“EFS”). From the acquisition date to the date of the merger with EFS, the Company recorded $3.4 million of revenue and a pretax loss of $841,000 associated with EFA which is included in the accompanying Condensed Consolidated Statements of Operations.

The EFA acquisition was accounted for as a purchase and, accordingly, the financial information of EFA has been included in the Company’s Condensed Consolidated Financial Statements from April 1, 2009.  The pro forma combined historical results as if the EFA acquisition had been included in operations commencing January 1, 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Total revenue	$47,860	$46,678	$145,671	$140,165
Net income (loss) attributable to
Sanders Morris Harris Group Inc.	2,704	27,459	(9,428)	28,344
Earnings (loss) per common share:
Basic	$0.10	$0.98	$(0.34)	$1.07
Diluted	$0.10	$0.97	$(0.34)	$1.06

4.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
		(in thousands)
Marketable:
Corporate stocks and options	$11,818	$5,498	$21,877	$12,803
Corporate bond	-	-	-	81
Total marketable	11,818	5,498	21,877	12,884
Not readily marketable:
Limited partnerships	26,120	-	29,356	-
Warrants	2,661	-	2,316	-
Equities and options	679	-	1,010	-
Total not readily marketable	29,460	-	32,682	-
Total	$41,278	$5,498	$54,559	$12,884

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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Restated)

Changes in the carrying amount of goodwill and other intangible assets were as follows:

	Nine Months Ended September 30, 2009
			Amortizable Intangible Assets:			Total Other
			Covenants Not	Customer		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Subtotal	Assets
	(in thousands)

Balance, beginning of period	$63,078	$4,526	$450	$7,589	$8,039	$12,565
Acquisition of EFA	24,167	15,000	4,000	3,300	7,300	22,300
Leonetti purchase price adjustment	34	-	-	-	-	-
Impairment charges	(13,824)	(1,104)	-	-	-	(1,104)
Amortization of other intangible assets	-	-	(417)	(545)	(962)	(962)
Balance, end of period	$73,455	$18,422	$4,033	$10,344	$14,377	$32,799

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

Other intangible assets consist primarily of customer relationships and trade names acquired in purchase business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized on a straight line basis over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  Other intangible assets are tested for impairment by comparing expected future cash flows to the carrying amount of the intangible assets.  During the first quarter of 2009, the Company recognized a trade name impairment of $1.1 million.

Goodwill and other intangible assets, net, are classified as level 3 within the fair value hierarchy.

6.	BORROWINGS

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

7.	INCOME TAXES (Restated)

The difference between the effective tax rate reflected in the income tax provision (benefit) from continuing operations attributable to Sanders Morris Harris Group Inc. and the statutory federal rate is analyzed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Expected federal tax at statutory rate of 34%	$1,719	$15,989	$(3,318)	$18,734
State and other income taxes	276	1,840	122	2,418
Total	$1,995	$17,829	$(3,196)	$21,152

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

9.	TREASURY STOCK

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

10.	EARNINGS (LOSS) PER COMMON SHARE (Restated)

Basic and diluted earnings (loss) per common share computations for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Income (loss) from continuing operations, net of income taxes	$3,059	$29,198	$(6,564)	$33,949
Loss from discontinued operations, net of income taxes	(355)	(238)	(2,043)	(904)
Net earnings (loss) attributable to the Company	$2,704	$28,960	$(8,607)	$33,045

Basic earnings (loss) per common share:
Continuing operations	$0.11	$1.04	$(0.24)	$1.28
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.04)
Net earnings (loss)	$0.10	$1.03	$(0.31)	$1.24

Diluted earnings (loss) per common share:
Continuing operations	$0.11	$1.04	$(0.24)	$1.27
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.04)
Net earnings (loss)	$0.10	$1.03	$(0.31)	$1.23

Weighted average number of common
shares outstanding:
Basic	27,797	28,033	27,689	26,583
Potential dilutive effect of stock-based awards	700	159	-	181
Diluted	28,497	28,192	27,689	26,764

Outstanding stock options of 440,000 and 310,000 for the three months ended September 30, 2009 and 2008, respectively, and 448,807 and 310,000 for the nine months ended September 30, 2009 and 2008, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.

11.	COMMITMENTS AND CONTINGENCIES

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

12.	BUSINESS SEGMENT INFORMATION (Restated)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Revenue:
Wealth Management	$26,359	$26,328	$72,098	$80,137
Capital Markets:
Investment banking	2,087	3,373	6,090	8,771
Institutional brokerage	5,602	5,039	16,674	13,777
Prime brokerage services	12,566	14,116	46,929	35,300
Capital Markets Total	20,255	22,528	69,693	57,848
Corporate Support and Other	1,246	(2,842)	2,343	828
Total	$47,860	$46,014	$144,134	$138,813

Income (loss) from continuing operations before equity in income (loss)
of limited partnerships and income taxes:
Wealth Management	$7,069	$9,872	$18,669	$28,744
Capital Markets:
Investment banking	(1,165)	(1,033)	(3,706)	(3,663)
Institutional brokerage	1,002	828	2,200	1,201
Prime brokerage services	(416)	1,303	361	2,750
Capital Markets Total	(579)	1,098	(1,145)	288
Corporate Support and Other	(4,879)	(8,170)	(29,571)	(13,476)
Total	$1,611	$2,800	$(12,047)	$15,556

Equity in income (loss) of limited partnerships:
Wealth Management	$356	$46,820	$(799)	$52,197
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support and Other	1,416	(3,535)	3,559	(5,641)
Total	$1,772	$43,285	$2,760	$46,556

Gain on step acquisition:
Wealth Management	$-	$-	$-	$-
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support and Other	3,000	-	3,000	-
Total	$3,000	$-	$3,000	$-

Income (loss) from continuing operations before income taxes:
Wealth Management	$7,425	$56,692	$17,870	$80,941
Capital Markets:
Investment banking	(1,165)	(1,033)	(3,706)	(3,663)
Institutional brokerage	1,002	828	2,200	1,201
Prime brokerage services	(416)	1,303	361	2,750
Capital Markets Total	(579)	1,098	(1,145)	288
Corporate Support and Other	(463)	(11,705)	(23,012)	(19,117)
Total	$6,383	$46,085	$(6,287)	$62,112

Net (income) loss attributable to the noncontrolling interest:
Wealth Management	$(1,329)	$942	$(3,473)	$(7,011)
Capital Markets:
Investment banking	-	-	-	-
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Capital Markets Total	-	-	-	-
Corporate Support and Other	-	-	-	-
Total	$(1,329)	$942	$(3,473)	$(7,011)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Cash payment (refund) for income taxes, net	$(2,407)	$2,056
Cash paid for interest	903	9
Noncash investing activities:
Acquisitions:
Receivables	-	10
Goodwill and other intangible assets, net	10,000	24,136
Accounts payable and accrued liabilities	-	(290)
Subordinated promissory note	(10,000)	-
Noncontrolling interest	-	77
Common stock	-	(23,933)
Sale of not readily marketable securities:
Receivables	-	74,732
Sale of limited partnerships	-	(70,666)
Accounts payable and accrued liabilities	-	(4,066)
Noncash financing activities:
Dividends declared not yet paid	1,281	1,265

14.	RELATED PARTIES

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

15.	DISCONTINUED OPERATIONS

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

Major classes of assets and liabilities of the offices accounted for as discontinued operations in the accompanying condensed consolidated balance sheets at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)

Furniture, equipment, and leasehold improvements, net	$193	$420
Total assets of discontinued operations	$193	$420
Total liabilities of discontinued operations	$-	$-

16.	SUBSEQUENT EVENTS

The Company evaluated its September 30, 2009 condensed consolidated financial statements for subsequent events through November 9, 2009, the date the financial statements were issued.  As described in Note 2 – Restatement, the Company amended its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 in order to correct an error discovered subsequent to their original issuance.  In connection with the reissuance of these financial statements, the Company has considered whether there are other subsequent events that have occurred since November 9, 2009 and through February 18, 2010 (the date of reissuance) that require recognition or disclosure in the condensed consolidated financial statements and believes that there are no such events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

This quarterly report on Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. We caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for our services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where we do business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of our trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for our services; and (12) litigation and securities law liabilities. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.  The Company does not undertake to publicly update or revise any forward-looking statements.

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
(1) Client assets include the gross value of assets under management directly or via outside managers and assets held in brokerage accounts for clients by outside clearing firms.

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

Results of Operations

Three Months Ended September30, 2009 Compared to Three Months Ended September 30, 2008

Total revenue was $47.9 million for the third quarter of 2009 compared to $46.0 million for the same quarter in 2008, an increase of $1.9 million, or 4.0%, reflecting increases of $1.7 million in principal transactions revenue and $914,000 in interest revenue partially offset by declines of $221,000 in revenue from investment advisory and related services and $613,000 in investment banking revenue.  Total expenses for the third quarter of 2009 increased $3.0 million, or 7.0%, to $46.2 million from $43.2 million in the same quarter of the previous year reflecting increased communications and data processing costs, interest expense, and other general and administrative expenses.  Equity in income of limited partnerships decreased to $1.8 million for the third quarter of 2009 compared to $43.3 million for the third quarter of 2008, reflecting the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. in the third quarter of 2008.  The Company recognized a $3.0 million gain on step acquisition during the quarter ended September 30, 2009 related to the Company’s previously-held noncontrolling interest in Edelman Financial Advisors, LLC (“EFA”).  Income from continuing operations, net of income taxes, was $3.1 million, or $0.11 per diluted common share, for the third quarter of 2009 compared to $29.2 million, or $1.04 per diluted common share, for the third quarter of 2008.

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

Our effective tax rate was 39.4% for the three months ended September 30, 2009 compared to 38.0% for the three months ended September 30, 2008.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

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

Corporate Support and Other

	Three Months Ended September 30,
	2009	2008
	(in thousands)

Revenue	$1,246	$(2,842)

Loss from continuing operations before income taxes	$(463)	$(11,705)

Revenue from corporate support and other increased to $1.2 million from $(2.8) million and the loss from continuing operations before income taxes decreased to $463,000 from $11.7 million.  Revenue from principal transactions, which consists of changes in the values of our investment portfolios, increased to $696,000 from a loss of $3.5 million.  Total expenses increased to $6.1 million from $5.3 million due to interest costs associated with the Company’s credit facility that was initially funded in the second quarter of 2009.  The Company recognized a $3.0 million gain on step acquisition during the quarter ended September 30, 2009 related to the Company’s previously-held noncontrolling interest in EFA.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Total revenue was $144.1 million for the nine months ended September 30, 2009 compared to $138.8 million for the same period in 2008, an increase of $5.3 million, or 3.8%, reflecting an increase in principal transactions and interest revenue partially offset by a decrease in investment advisory and related services and commission revenue.  Total expenses for the nine months ended September 30, 2009 increased $32.9 million, or 26.7%, to $156.2 million from $123.3 million in the same period of the previous year reflecting (i) compensation and other costs associated with the higher revenue, (ii) $14.9 million in goodwill and other intangible assets impairment charges recognized in the first quarter of 2009, and (iii) $1.4 million of compensation and interest costs associated with the acquisition of an additional 66% membership interest in EFA.  Equity in income of limited partnerships decreased to $2.8 million for the nine months ended September 30, 2009 compared to $46.6 million for the same period in 2008, reflecting the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. in the third quarter of 2008.  The Company recognized a $3.0 million gain on step acquisition during the quarter ended September 30, 2009 related to the Company’s previously-held noncontrolling interest in EFA. Income (loss) from continuing operations, net of income taxes, was $(6.6) million, or $(0.24) per diluted common share, for the nine months ended September 30, 2009 compared to $33.9 million, or $1.27 per diluted common share, for the same period in 2008.

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

Our effective tax rate was 34.6% for the nine months ended September 30, 2009 compared to 38.4% for the nine months ended September 30, 2008.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

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

Corporate Support and Other

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Revenue	$2,343	$828

Loss from continuing operations before income taxes	$(23,012)	$(19,117)

Revenue from corporate support and other increased to $2.3 million from $828,000 and the loss from continuing operations before income taxes increased to $23.0 million from $19.1 million.  Revenue from principal transactions, which consists principally of changes in the values of our investment portfolios, increased to a gain of $393,000 from a loss of $1.2 million.  Total expenses increased to $31.9 million from $14.3 million due to $14.9 million of goodwill and other intangible assets impairment charges recognized in 2009.  Also, compensation and interest costs of $1.6 million associated with the acquisition of EFA and interest costs of $457,000 associated with the Company’s credit facility were recorded in 2009.

Liquidity and Capital Resources

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, (3) debt repayment, and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties.  At September 30, 2009, we had $24.9 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, and marketable securities owned represented 12.6% of our total assets at the end of the third quarter.

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

Remaining amounts of goodwill at September 30, 2009 were as follows:  Edelman - $67.2 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, and Leonetti - $225,000.  Future goodwill impairment tests may result in a future charge to earnings.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2009, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  In the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed on November 9, 2009, the Company’s management concluded, based on that evaluation, that the Company’s disclosure controls and procedures as of September 30, 2009 were effective and management reported that there was no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In conjunction with the restatement described in Note 2 to our condensed consolidated financial statements contained elsewhere in this document, a re-evaluation was performed of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009.  Based upon this re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009, due to a material weakness in our internal control over financial reporting.  Specifically, the Company’s technical review of nonrecurring transactions did not occur on a timely basis.  This matter was addressed by management in the fourth quarter of 2009 and the relevant controls redesigned to address the weakness noted by strengthening the review and interpretive capabilities of the Company’s financial reporting process by engaging a technical consultant to perform specific review and advisory procedures as needed.

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

Exhibit Number	Description

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

10.11	Third Amendment to Credit Agreement dated as of September 15, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank.
10.12	Fourth Amendment to Credit Agreement dated as of September 30, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank.
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

By:	/s/ GEORGE L. BALL
George L. Ball
Chief Executive Officer

By:	/s/ RICK BERRY
Rick Berry
Chief Financial Officer

Date:    February 18, 2010