Form 10-K
period 2009-12-31
SANDERS MORRIS HARRIS GROUP INC
filed 2010-03-16
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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
☐ Yes  ☒ No
Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                 ☐ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of June 30, 2009, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant was $94.8 million.  For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination is not an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant.

As of March 10, 2010, the registrant had 29,953,239 outstanding shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Information in the Registrant's definitive Proxy Statement pertaining to the 2010 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the SEC is incorporated herein by reference into Part III of this Report.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
INDEX

PART I
Item 1.  Business

General

Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) is a wealth management company. Through our subsidiaries and affiliates, we provide wealth management services to a wide range of investors.  Our businesses include asset management activities, programs, and products to support our wealth managers. In addition, we offer a variety of trading, sales, and research services for institutional investors.

Our company was formed through the merger in January 2000 of Sanders Morris Mundy Inc., a Houston-based full-service investment bank, and Harris, Webb & Garrison, Inc., a Houston securities firm.  In 2009, we made substantial progress in the execution of our strategy to move away from capital markets operations and focus on wealth management.  Since 2000, the Company has evolved through both organic growth and strategic acquisitions. In the past ten years, we have:

•	grown our client assets from approximately $3.2 billion to $11.3 billion;

•	increased our wealth management staff from 56 to 336 employees;

•	expanded our number of client accounts from 21,000 to 71,000; and

•	expanded our geographic presence by growing from 11 offices in six states to 67 offices in 20 states and the District of Columbia.

We believe that our strategies have been successful. Our growth in client assets represents a compound annual growth rate of 12.7%. Our revenue has grown from $43.9 million in 2000 to $175.4 million in 2009, representing a compound annual growth rate of 15.5%.

We think that these operating results validate our operating strategies. Further, we believe we have in place the people, infrastructure, and brand recognition at each of our businesses, which, combined with sufficient working capital, will enable us to leverage our operating platform to further increase our profitability and market share.

Transition

In 2008 we made a strategic decision to focus our efforts and resources on the wealth management sector of the financial service industry and to exit certain of the businesses that we had historically operated.  In furtherance of that decision to reshape our operations, we have completed three steps and are working on a fourth:

In August 2008, we entered into two agreements to dispose of our interest in Salient Partners, L.P. and Endowment Advisers, L.P. and its affiliates, which serve as investment advisor to The Endowment Registered Fund, L.P. and The Endowment TEI Fund, L.P. Pursuant to these two agreements, we are entitled to receive aggregate payments of approximately $93.1 million plus interest through September 2018. As of December 31, 2009, we had received payments of $14.0 million, and had a remaining balance of $79.1 million.

In May and December 2009, we completed transactions with Ric Edelman and the employees of Edelman Financial Services, LLC (“EFS”) pursuant to which Mr. Edelman retained a 24% interest in Edelman Financial Center, LLC, and (i) we purchased an additional 66% interest in Edelman Financial Advisors, LLC., (ii) Edelman Financial Advisors, LLC was merged with EFS, and (iii) all cash and stock payments to Mr. Edelman and the employees of EFS as part of the acquisition were completed.  As a result of these transactions, we have a 76% interest in all of the Edelman operations.

In December 2009, we completed a transaction pursuant to which we contributed our investment banking and certain of our institutional equity and fixed income trading operations (excluding The Juda Group and the Concept Capital division) to Madison Williams and Company, LLC, a new entity formed by a number of the managing directors of the investment banking group and two financial partners. We received a cash payment of $2.7 million and a note for $8.0 million as part of this transaction and retain a 17.5% interest in Madison Williams Capital LLC, subject to call for $4.0 million.

In February 2010, we entered into an agreement with the principals of the Concept Capital division pursuant to which we agreed to contribute certain of the assets, properties, and other rights pertaining to the Concept Capital division, including the prime brokerage, research and capital markets, fund accounting and administration, and research library businesses, including the Washington Research Group to Concept Capital Markets, LLC and Concept Capital Administration, LLC, two new entities formed by the principals of the Concept Capital division. We will retain a 24% capital interest and 43.48% profit and loss interest in Concept Capital Markets, LLC and a 43.48% member interest in Concept Capital Administration, LLC. The terms of the transaction provide generally that we will retain 50% of the cash and cash equivalents held by the division at closing. Current members of management of the division will retain the remaining interests in the new entities. The transaction is expected to close following approval by the Financial Industry Regulatory Authority (“FINRA”) of a new member application by Concept Capital Markets, LLC and a continuing membership application by Sanders Morris Harris Inc., which we anticipate will be in the second half of 2010.

Our Products and Services

Our firm is organized in three major client sectors.

Mass Affluent

Edelman Financial Services, LLC (“EFS”) is our largest subsidiary.  SMHG owns 76% of EFS. It is managed by our President, Ric Edelman.  Although nearly 1,000 clients have invested more than $1 million with EFS, the business is centered on serving the mass affluent household; which we define as households with $50,000 to $1 million in investable assets.  The average household account at EFS has client assets of $352,000. The core of the Edelman experience is personal financial planning and advice.  Most investments are managed in the Edelman Managed Asset Program (“EMAP”). Through EMAP, investors get a professionally designed investment portfolio that provides a broad array of asset classes and market sectors — far greater diversification than they could normally obtain on their own.  EMAP also offers dynamic security selection, strategic rebalancing, and an array of state-of-the-art client services, all for a single, fully disclosed annual fee, calculated as a percentage of client assets under management.  Nearly 10,000 investors have placed $4.0 billion in EMAP, making it one of the largest and fastest-growing investment management programs in the nation.

The Ric Edelman Show provides listeners with comprehensive, educational financial advice — how to buy a home, pay for college, prepare for retirement, care for elders, get out of debt, and invest appropriately for their situation. The show is heard on more than two dozen radio stations, potentially reaching more than 56 million households.

In 2009, Ric Edelman was recognized by Barron’s as the #1 Independent Advisor in the country. Through his best-selling books, nationally syndicated radio program, monthly newsletter, seminars, media appearances and websites, he has positively impacted the lives of millions of Americans.

Ric Edelman is also a #1 New York Times bestselling author. His books on personal finance include Ordinary People, Extraordinary Wealth; The New Rules of Money; Discover the Wealth Within You; What You Need To Do Now; The Lies About Money; the personal finance classic, The Truth About Money; and his newest book, Rescue Your Money. Collectively, more than 1 million copies of Ric’s books are in print and have been translated into several languages. Ric also publishes a monthly newsletter and offers a comprehensive free financial education website at RicEdelman.com.

In all, EFS manages $4.5 billion in client assets for nearly 13,000 families. Its legacy business is in the Washington, D.C. metropolitan area, with 24 financial planners in three offices, predominantly in its Fairfax, Virginia headquarters. These offices have approximately 10,000 clients with $3.7 billion in client assets, and recorded revenue of $44.4 million in 2009, up 182% since 2005.  It earned $9.1 million in 2009.

EFS opened its first six offices outside the Washington D.C. area in September, 2009. They are located in the New York City metropolitan area. Each office is designed to accommodate one to three financial planners plus support staff. A new office has an expected cash cost of approximately $250,000 and cash burn of approximately $500,000 before becoming cash flow positive, which is estimated to occur between the 12th and 15th month of operation.

EFS also has small direct response and outside advisor departments. Between them, they handle nearly 3,000 clients who have $719.4 million invested with the firm and recorded revenue of $7.6 million in 2009.

High Net Worth

Our high net worth business provides investment advisory, wealth and investment management, asset management and financial planning to high net worth and mass affluent individuals and institutions.  We define high net worth clients as individuals who have in excess of $1 million in investable assets.

Each of our high net worth units generally focuses on a different portion of the wealth management business in terms of client type and location, asset and product type, and distribution channel. These business units are generally operated as individual businesses that market their products under our or their own brand name, with certain products offered through multiple external and internal distribution channels. Administrative and back office functions for most of these units are provided by the parent company. In addition, one or more of our executive officers serve on the board of directors or management committee of each of these business units.

Our high net worth business primarily earns revenue by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management and vary with the type of account managed, the asset manager, and the account size. We believe an asset-based fee structure helps align our interests with those of our clients, particularly as compared to a commission-based fee structure, which is based on the number and value of securities trades executed. Our wealth management business may also earn performance fees if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period.  We also generate a substantial portion of revenue from a traditional, commission-based structure where we earn commissions on client purchase and sale transactions.

At December 31, 2009, our high net worth subsidiaries and affiliates had approximately $6.8 billion in client assets. Our high net worth revenue in 2009 was $48.9 million and pre-tax income from continuing operations was $16.4 million.

We have a number of affiliates in which we own an interest ranging from 50.1% to 100%.  The larger of these are:

Sanders Morris Harris Inc.  Sanders Morris Harris Inc. (“SMH”), member FINRA/ Securities Investor Protection Corporation (“SIPC”), headquartered in Houston, Texas, provides wealth management services directly through its private client business and its affiliation with independent contractors who are members of the SMH Partners program. Its financial advisors (both internal and affiliated through SMH Partners) serve high net worth clients, many of whom have long-standing relationships with SMH. As a full service firm, SMH offers its clients wealth management financial advice relating to equity securities, bonds, underwritings in which we participate, private placements, mutual funds, defined contribution plans, wrap-fee programs, money market funds, insurance products, and tax, trust, and estate advice. At December 31, 2009, SMH had $3.8 billion in client assets in those channels.

Kissinger Financial Services.  Kissinger Financial Services (“Kissinger”), a division of SMH based in Hunt Valley, Maryland, provides financial planning and investment management services to high net worth and mass affluent individuals. Kissinger derives revenue from fees charged to clients for the preparation of financial plans and for monitoring services and earns commissions and fees from investment and insurance products sold to clients. At December 31, 2009, Kissinger had approximately $314.1 million in client assets.

The Rikoon Group, LLC.  The Rikoon Group, LLC (“Rikoon”), based in Santa Fe, New Mexico, provides wealth management services to high net worth individuals including financial and estate planning, investment management services, wealth education, and family retreats.  Rikoon operates nationally with fee only investment counsel and also offers comprehensive family office services.  At December 31, 2009, Rikoon had approximately $416.5 million in client assets.  We own 75% of Rikoon.

Leonetti & Associates, LLC.  Leonetti & Associates, LLC (“Leonetti”), a registered investment advisor based in Buffalo Grove, Illinois, provides fee-based investment advice for individuals and small businesses.  Leonetti provides investment management and financial planning services to enhance client portfolios and help them reach their financial goals.  At December 31, 2009, Leonetti had approximately $396.9 million in client assets.  We own 50.1% of Leonetti.

Miller-Green Financial Services, Inc.  Miller-Green Financial Services, Inc. (“Miller-Green”), a registered investment advisor based in The Woodlands, Texas provides financial, investment, retirement, and/or estate planning services to individuals and families.  It does extensive pre-retirement planning for a variety of clients.  At December 31, 2009, Miller-Green had approximately $273.2 million in client assets.  We own 100% of Miller-Green.

The Dickenson Group, LLC.  The Dickenson Group, LLC (“Dickenson”), based in Solon, Ohio, has extensive expertise in insurance planning for individuals, families, and businesses as well as employee benefits communications and estate planning.  It serves a number of corporations, practices, and individuals.  We own 50.1% of Dickenson.

Select Sports Group Holdings, LLC.  Select Sports Group Holdings, LLC, (“SSG”) and its affiliates, based in Houston, Texas, provide sports representation and management services to professional athletes, principally professional football players, in contract negotiation, marketing and endorsements, public relations, legal counseling, and related areas. SSG receives fees from its athlete clients for the representation and management services provided. Our SSG clients have access to our investment programs in the areas of stocks, bonds, private equity, and specialized investment vehicles. Additionally, we provide a deal-screening program that reviews the numerous investment opportunities offered to professional athletes. We own 50% of SSG.

SMH Capital Advisors, Inc.  SMH Capital Advisors, Inc. (“SMH Capital Advisors”), a registered investment advisor located in Fort Worth, Texas, provides investment management services primarily related to high-yield fixed income securities. This business is also known by its previous name of Cummer/Moyers.  At December 31, 2009, SMH Capital Advisors had approximately $1.6 billion in client assets.   Its client assets had declined with the high-yield market’s drop in 2007 and 2008, but rose 48% in 2009, reflecting that market’s recovery.  We own 100% of SMH Capital Advisors.

Additionally, SMH has organized 19 proprietary funds for the purpose of investing primarily in equity or equity-linked securities, interest-bearing debt securities, and debt securities convertible into common stock. These funds invest primarily in small to mid-capitalization companies, both public and private, that we believe are either significantly undervalued relative to their growth potential or that have substantial prospects for capital appreciation. Companies in which the funds invest represent a number of industries, including life sciences, energy, technology, and industrial services. We account for our interests in all of these funds using the equity method, which approximates fair value. At December 31, 2009, the 14 remaining proprietary funds had approximately $284.4 million in assets under management and committed capital.

Institutional Services

Our institutional businesses provide institutional brokerage, fixed income brokerage, and prime brokerage services to institutional customers.

Institutional Equity.  Our institutional clients include a broad array of institutions throughout North America, Europe, and Asia, including banks, retirement funds, mutual funds, endowments, investment advisors, and insurance companies. Our institutional equity strategy is to provide broad based sales and trading services, together with equity research coverage focused on companies concentrated on technology. We provide our institutional clients with execution and trading services in both exchange-listed equity securities and equity securities quoted on Nasdaq. Commissions are charged on all institutional securities transactions based on rates formulated by us. We also distribute securities which we underwrite to those institutional clients.  We have institutional equity operations in Los Angeles and New York.

Concept Capital.  The Concept Capital division of SMH (“Concept Capital”), based in New York, which had 98 on staff as of December 31, 2009, provides prime brokerage services, research and capital markets trading, fund accounting and administration, and a research library through the Washington Research Group. We earn commission income on the securities transactions that we process, interest income from arranging financing for hedge funds on the platform, and fees for providing various administrative services. The profitability of this division is directly related to the volume of transactions that we process, borrowings of the funds, and the administrative services we provide to them.

Concept Capital also has asset management agreements with a number of individual third party asset managers to manage a portfolio of the Company’s assets. The Company shares in the profits or losses of these accounts and receives the commissions generated in them. The accounts are designed to diversify the aggregate risks, thus limiting potential losses or gains. Most of the accounts have escrow deposits  held with the related clearing broker to insulate the Company from trading losses. We have procedures in place to monitor trading to ensure that in the event that any escrow deposits are depleted by a manager, activity is suspended.

In 2009, revenue from our institutional services business was $65.8 million and the pre-tax loss from continuing operations was $361,000.  As noted above, our plan is to spin-off Concept Capital into a stand alone operation in which we will retain a minority interest.

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

Our Strengths

The ongoing consolidation trend in the financial services industry has provided us access to many highly skilled professionals who have chosen to be part of a smaller yet sophisticated firm that has flexibility and preserves an entrepreneurial environment when providing financial services to clients. We attribute our success and distinctiveness not only to our highly skilled professionals but also to the following strengths:

•
Focus on Growing High Net Worth and Mass Affluent Markets.  We offer financial products and services designed to benefit both high net worth and mass affluent individuals. We believe that there is a particularly significant opportunity in providing products and services to the large and growing mass affluent market.

•
Highly Regarded Distribution Network and Investment Managers.  Our wealth management business includes SMH, Edelman, SMH Capital Advisors, Kissinger, Rikoon, Dickenson, Leonetti, and Miller-Green, each of which benefits from a sound regional reputation. Moreover, our wealth advisors and asset managers include Ric Edelman, the founder of Edelman and our largest shareholder, named to Barron’s 100 Top Financial Advisors six times (2004 - 2009), SMH Capital Advisors, a No. 1 ranked firm in 2005 and 2006 by Nelson’s World’s Best Money Managers, and Don Sanders, our Vice Chairman, who has more than 45 years of investment experience and is well-known and regarded in the Southwest.

•
Regional and Industry Focus.  We are a full-service regional financial services company based in Texas with 67 offices in 20 states and the District of Columbia and have achieved a strong brand recognition and sound reputation in the Southwest. Our presence in Texas allows us to focus our investment and financial advisory efforts on industries that have established markets in Texas and the Southwest, including energy, health care, environmental, technology, financial and business services, retail and consumer products, and media and communications. We believe that our focus on these industries has allowed us to develop a level of industry expertise that distinguishes us from many of our competitors.

•
Alignment of Interests.  Where suitable and permissible, we and members of our executive management frequently invest in the same investment opportunities as our clients, which creates a financial identity of interest and trust among our senior management, our clients, and us. We believe that by creating these wealth partnerships with our clients, we and our executives solidify our client relationships by validating the quality of the products and services that we offer. We also believe that our unbiased offering of a broad range of both proprietary and external investment products and our increasing use of an asset-based fee structure further align our interests with those of our wealth management clients.

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

Our Strategy

We believe there is an uncommon opportunity for a high quality wealth management firm that can tailor its product and service offerings to fit the needs of its individual, corporate, and institutional clients. Further, we believe we have put in place the people, infrastructure, and brand recognition at each of our businesses, which, combined with sufficient working capital, will enable us to leverage our operating platform to further increase our profitability and market share. Specifically, we intend to:

•
Capitalize on Growth of Our Target Markets by Expanding Our Wealth Management Business.  We intend to take advantage of favorable demographic trends to continue to expand our wealth management business by:

•	continuing to gather client assets through internal growth, expansion of external distribution channels, and acquisitions;

•	continuing to add additional experienced and productive wealth managers and advisors;

•	marketing the skills of our wealth management professionals to our other business areas; and

•	continuing to develop, market, and invest in our proprietary funds.

We have increased our client assets and expanded our product offerings through the acquisitions of Edelman in 2005, Rikoon in 2007, and Leonetti and Miller-Green in 2008. At December 31, 2009, Edelman’s client assets were $4.5 billion, Rikoon’s client assets were $416.5 million, Leonetti’s client assets were $396.9 million, and Miller-Green’s client assets were $273.2 million.

•
Supplement Internal Growth with Strategic Acquisitions.  We plan to actively pursue opportunities to acquire all or a significant portion of other complementary wealth management businesses to gain access to additional proprietary products to offer our high net worth, mass affluent, and institutional clients, to gain access to new clients, to increase our assets under management or advisement, and to expand our geographic base. We believe that attractive acquisition opportunities exist, particularly among smaller, specialized regional financial services firms that want to affiliate with a larger company while still retaining their identity and entrepreneurial culture. Since 2000, we have acquired or gained control of 14 significant firms with products and services that we believe complement or expand our client base and the services and products that we provide. In addition, we believe that the ongoing consolidation trend in the financial services industry will allow us to continue to hire proven financial professionals who prefer the culture and opportunities inherent in an innovative regional firm such as ours.

Marketing

While we believe cross-selling opportunities exist among our various businesses based on the relationships developed by the individual companies, each major subsidiary has its own branding identity subject to an overall Sanders Morris Harris Group umbrella.

SMH markets through its 41 offices and through 26 offices of independent registered representatives who are affiliated with SMH through SMH Partners. SMH targets its client groups through financial advisor relationships, mailings, telephone calls, in-person presentations, and firm-sponsored workshops. Due to the nature of its business, its regional name recognition, and the reputation of its management, business is obtained through referrals from existing clients, corporate relationships, investment bankers, or initiated directly by the client, as well as through senior level calling programs.

Edelman conducts its marketing efforts through media channels designed to educate individuals on the subject of personal finance. Ric Edelman hosts a nationally syndicated weekly radio program in the Washington, D.C. area and in 25 other markets.  Ric Edelman also publishes a monthly newsletter, and is the author of seven books plus video and audio educational programs designed to help people achieve their financial goals.

SMH Capital Advisors focuses its marketing and business development efforts on specific client groups through consultants, mailings, telephone calls, and multi-media client presentations. Kissinger conducts its marketing and business development primarily through referrals from existing clients and other professionals (i.e., accountants and attorneys) and sponsored or co-sponsored workshops and seminars. The seminars are sponsored by Kissinger, local employers, government agencies, and local colleges and universities.

Existing and potential clients can also gain a variety of information about our firm and the services we provide through the Internet websites for our various businesses. The information on those websites is not a part of this Annual Report on Form 10-K.

Competition

The wealth management and institutional services businesses are highly competitive. The principal competitive factors influencing our businesses are:

•	expertise and quality of the professional staff;

•	reputation in the marketplace;

•	existing client relationships;

•	ability to commit capital to client transactions;

•	mix of market capabilities; and

•	quality and price of our products and services.

We compete directly with many other national and regional full service financial services firms and, to a lesser extent, with discount brokers, investment banking firms, investment advisors, broker-dealer subsidiaries of major commercial bank holding companies, and other companies offering financial services in the U.S., globally, and through the Internet. We also compete for wealth management services with commercial banks, private trust companies, sponsors of mutual funds, insurance companies, financial planning firms, venture capital, private equity and hedge funds, and other wealth and asset managers. We believe that our principal competitive advantages include our regional and industry focus, focus on the growing high net worth and mass affluent markets, highly regarded distribution network and investment managers, ability to cross-sell our products, creating wealth partnerships with our clients, and proven management team.

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

During 2008 and 2009, many of our largest competitors were materially negatively affected by the global financial crisis. Certain of our larger competitors ceased to do business, while others merged, obtained substantial government assistance, and changed their business models and regulatory status, including becoming bank holding companies.  It is likely that the companies that survive will remain competitors and that they will continue to have resources and product offerings that will continue to have a competitive impact on us.

As we seek to expand our wealth management business, we face competition in the pursuit of clients interested in our services, the recruitment and retention of wealth management professionals, and the identification and acquisition of other wealth management firms that can be integrated into our group.

Government Regulation

The securities industry is one of the nation's most extensively regulated industries.  The U.S. Securities and Exchange Commission (“SEC”) is responsible for the administration of the federal securities laws and serves as a supervisory body over all national securities exchanges and associations.  The regulation of broker-dealers has to a large extent been delegated by the federal securities laws to Self Regulatory Organizations (“SROs”).  These SROs include, among others, all the national securities and commodities exchanges and the FINRA (formerly the NASD).  Subject to approval by the SEC and certain other regulatory authorities, SROs adopt rules that govern the industry and conduct periodic examinations of the operations of our broker-dealer subsidiary.  Our broker-dealer subsidiary is registered in all 50 states, Puerto Rico, and the province of Ontario, Canada and is also subject to regulation under the laws of these jurisdictions.

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

As registered investment advisors under the Investment Advisers Act of 1940, SMH, SMH Capital Advisors, Edelman, Rikoon, Leonetti, Miller-Green, and certain other subsidiaries are subject to the requirements of regulations under both the Investment Advisers Act and certain state securities laws and regulations.  Such requirements relate to, among other things, (1) limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, (2) record-keeping and reporting requirements, (3) disclosure requirements, (4) limitations on principal transactions between an advisor or its affiliates and advisory clients, and (5) general anti-fraud prohibitions.

Additional legislation, changes in rules promulgated by the SEC and SROs, or changes in the interpretation or enforcement of existing laws and rules may directly effect the mode of our operation and profitability.

Employees

At December 31, 2009, we had 540 employees.  Of these, 20 are in institutional sales and trading, 9 are in securities analysis and research, 98 are in prime brokerage services, 329 are in investment management, 28 are in systems development, 7 are in sports representation and management, and 49 are in accounting, administration, legal, compliance, and support operations.  None of our employees are subject to collective bargaining agreements.  We believe our relations with our employees generally are good.

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

Additionally, we make available on our website and in print upon request of any shareholder to our Chief Financial Officer, a number of our corporate governance documents. These include: the Audit Committee charter, the Nominating and Corporate Governance Committee charter, and the Business Ethics Policy for Employees. Within the time period required by the SEC and the Nasdaq Stock Market, we will post on our website any modifications to any of the available documents. The information on our website is not incorporated by reference into this report.

Our Chief Financial Officer can be contacted at Sanders Morris Harris Group Inc., 600 Travis, Suite 5800, Houston, Texas 77002, telephone: (713) 224-3100.

Item 1A.  Risk Factors

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal, and regulatory risks.  In addition to the other information included in this Form 10-K, the following risk factors should be considered in evaluating our business and future prospects.  The risk factors described below represent what we believe are the most significant risk factors with respect to us and our business.  In assessing the risks relating to our business, investors should also read the other information included in this Form 10-K, including the Consolidated Financial Statements and Notes thereto and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Cautionary Notice Regarding Forward-Looking Statements.”

Risks Relating to the Nature of Our Business

Difficult market conditions have adversely affected the financial services industry and could adversely affect us.

The financial services industry experienced unprecedented change and volatility in 2008 and 2009. Since 2008, several large securities, insurance, and financial firms in the U.S. and elsewhere have failed outright or have been acquired by other financial institutions, often in distressed sales. Others received substantial government assistance and in certain cases continue to operate with substantial government assistance and oversight. Concern about the stability of financial markets and the strength of counterparties has caused many traditional sources of credit, such as banks, securities firms, and insurers, as well as institutional and private investors, to reduce or cease providing funding to borrowers. Although financial markets stabilized during 2009, reflecting substantial efforts by the U.S. and other governments to restore confidence and recapitalize major financial institutions, it is not possible to predict the extent to which such measures will prove successful.

The economic uncertainties affecting the financial industry or worsening of current conditions may cause us to face some or all of the following risks:

       •        We may experience losses in securities trading activities or as a result of write-downs in the value of securities that we own as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.

       •        Declines in stock prices and trading volumes could result in declines in commission income, margin interest revenue, asset management and service fees that could adversely affect our profitability.

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

       •        Competition in our sales and trading businesses could intensify as a result of the increasing pressures on financial services companies and larger firms competing for transactions and business that historically would have been too small for them to consider.

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

Historically, we have satisfied our need for funding from internally generated funds, sales of shares of our common stock to our employees and to the public, and a credit facility with a financial institution. As a result of the low level of leverage that we have traditionally employed in our business model, we have not been forced to significantly curtail our business activities as a result of lack of credit sources and we believe that our capital resources are currently sufficient to continue to support our current business activities.  In the event existing financial resources did not satisfy our needs, we might have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry.

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

The wealth management and institutional services industries are highly competitive. If we are not able to compete successfully against current and future competitors, our business, financial condition, and results of operations will be adversely affected.

The financial services business is highly competitive, and we expect it to remain so. The principal competitive factors influencing our wealth management and institutional services businesses are:

•	the experience and quality of the professional staff;

•	reputation in the marketplace;

•	existing client relationships; and

•	mix of market capabilities.

We compete directly with many other national and regional full service financial services firms and, to a lesser extent, with discount brokers, investment banking firms, investment advisors, broker-dealer subsidiaries of major commercial bank holding companies, and other companies offering financial services in the U.S., globally, and through the Internet. We also compete for wealth management services with commercial banks, private trust companies, sponsors of mutual funds, insurance companies, financial planning firms, venture capital, private equity and hedge funds, and other wealth managers.

We are a relatively small firm with 540 employees as of December 31, 2009, and total revenue of $175.4 million in 2009. Many of our competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of products and distribution outlets for their products, larger customer bases, and greater name recognition. These larger and better capitalized competitors may be better able to respond to changes in the wealth management and institutional services industries, to finance acquisitions, to fund internal growth, and to compete for market share generally. In addition to competition from firms currently in the securities business, there has been increasing competition from other firms offering financial services, including automated trading and other services based on technological innovations.

Increased pressure created by current or future competitors, individually or collectively, could materially and adversely affect our business and results of operations. Increased competition may result in reduced revenue and loss of market share. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that also could materially and adversely affect our business and results of operations. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on us. We may not be able to compete successfully against current and future competitors.

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

The securities business is, by its nature, subject to significant risks, particularly in volatile or illiquid markets, including:

•	the risk of trading losses;

•	losses resulting from the ownership or underwriting of securities;

•	counterparty failure to meet commitments;

•	customer, employee, or issuer fraud;

•	errors and misconduct;

•	failure in connection with the processing of securities transactions; and

•	customer litigation.

We are a wealth management and institutional services firm and changes in the financial markets or economic conditions in the U.S. and elsewhere in the world could adversely affect our business in many ways. The securities business is directly affected by many factors, including market, economic, and political conditions; broad trends in business and finance; investor sentiment and confidence in the financial markets; legislation and regulation affecting the national and international business and financial communities; currency values; inflation; the availability and cost of short-term and long-term funding and capital; the credit capacity or perceived creditworthiness of the securities industry in the marketplace; the level and volatility of equity prices and interest rates; and technological changes. These and other factors can contribute to lower price levels for securities and illiquid markets.

This market downturn could result in lower prices for securities, which may result in reduced management fees calculated as a percentage of assets managed. The market downturn could also lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenue we receive from commissions and spreads. Fluctuations in market activity could impact the flow of investment capital into or from assets under management and advisement and the way customers allocate capital among money market, equity, fixed income, or other investment alternatives, which could negatively impact our wealth management business. In periods of low volume or price levels, profitability is further adversely affected because certain of our expenses remain relatively fixed.

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

There are market, credit and counterparty, and liquidity risks associated with our market making, principal trading, merchant banking, and arbitrage activities. We may experience significant losses if the value of our marketable security positions deteriorates.

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

In our merchant banking, wealth management, and other activities, we may have large concentrations in securities of, or commitments to, a single issuer or issuers engaged in a specific industry. These concentrations increase our exposure to market risks.

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

We derive a substantial portion of our revenue from the efforts of our financial services professionals. Therefore, our future success depends, in large part, on our ability to attract, recruit, and retain qualified financial services professionals. Demand for these professionals is high and their qualifications make them particularly mobile. These circumstances have led to escalating compensation packages in the industry. Up front payments, increased payouts, and guaranteed contracts have made recruiting these professionals more difficult and can lead to departures by current professionals. From time to time we have experienced, and we may in the future experience, losses of wealth management, sales and trading, and research professionals. Departures can also cause client defections due to close relationships between clients and the professionals. If we are unable to retain our key employees or attract, recruit, integrate, or retain other skilled professionals in the future, our business could suffer.

We have a number of investment advisor affiliates, including Edelman, Rikoon, SMH Capital Advisors, Kissinger, Dickenson, Leonetti, and Miller-Green, which were founded by and are identified with one individual.  The departure, death, or disability of that individual could result in the loss of clients and assets under management.

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

Many aspects of our business involve substantial risks of liability, litigation, and arbitration, which could adversely affect us. As a normal part of our business, we are from time to time named as a defendant or co-defendant in civil litigation and arbitration proceedings and as a subject of regulatory investigations arising from our business activities as a financial services firm. Some of these proceedings involve claims for substantial amounts of damages, based on allegations such as misconduct by us or our failure to properly supervise our wealth management advisors, bad investment advice, unsuitable investment recommendations or excessive trading in a client’s account by our wealth management advisors, materially false or misleading statements made in connection with securities offerings and other transactions, the advice we provide to participants in corporate transactions, and disputes over the terms and conditions of complex trading arrangements. The risks of liability, litigation, and arbitration often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. In view of the inherent difficulty of predicting the outcome of legal and regulatory proceedings, particularly where the plaintiffs or regulatory authorities seek substantial or indeterminate damages or fines or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be or what the timing of the ultimate resolution of these matters will be. Depending on our results for a particular period, an adverse determination could have a material effect on quarterly or annual operating results in the period in which it is resolved. See “Item 3. – Legal Proceedings”.

Poor investment performance, in either relative or absolute terms, may reduce the profitability of our wealth management business.

In 2009, our wealth management revenue was $100.9 million, accounting for 57.6% of our total revenue. We derive our revenue from this business primarily from management fees that are based on committed capital, assets under management or advisement, and incentive fees, which are earned if the return of our proprietary funds exceeds certain threshold returns. Our ability to maintain or increase assets under management or advisement is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market or economic conditions, and competition from other fund managers.

Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management business. Poor investment performance could reduce our revenue and impair our growth in a number of ways:

•	existing clients may withdraw funds from our wealth management business in favor of better performing products;

•	our incentive fees could decline or be eliminated entirely;

•	asset-based advisory fees could decline as a result of a decrease in assets under management;

•	our ability to attract funds from existing and new clients might diminish;

•	firms with which we have business relationships may terminate their relationships with us; and

•	our wealth managers and investment advisors may depart, whether to join a competitor or otherwise.

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenue and profitability of our wealth management business will likely be reduced and our ability to attract new clients and funds will likely be impaired.

Our wealth management clients can terminate their relationships with us, reduce the aggregate assets under management or advisement, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, inflation, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third party distributors with whom we have relationships, loss of key investment management personnel or wealth advisors, and financial market performance.

We may experience substantial fluctuations in our operating results from period to period due to the nature of our business and therefore fail to meet profitability expectations.

Our operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors. These factors include:

•	levels of assets under our management;

•	the number of institutional and retail brokerage transactions and the commissions we receive from those transactions;

•	changes in the market valuations of investments held by proprietary investment funds that we organize and manage and of companies in which we have invested as a principal;

•	the timing of recording of wealth management fees and special allocations of income, if any;

•	the realization of profits and losses on principal investments;

•	variations in expenditures for personnel, consulting, accounting, and legal expenses;

•	expenses of establishing any new business units, including marketing and technology expenses; and

•	changes in accounting principles.

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

Growth of our business could result in increased costs.

We may incur significant expenses in connection with any expansion of our existing businesses or in connection with any strategic acquisitions and investments, if and to the extent they arise from time to time. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenue that is derived from such growth.

In the wealth management business, opening new offices involves recruiting and hiring the personnel necessary to staff the offices. Such personnel may be employed by competitors, and the retention of such individuals may require us to enter into guaranteed compensation contracts for a period following commencement of employment. The compensation terms provided for in such contracts may be fixed in whole or in part. Any guaranteed compensation expenses that cannot be adjusted based on the success or profitability of the offices could reduce our operating margins.

During 2009, we began to implement our plan to expand the Edelman offices throughout the U.S. with the opening of six new offices in the New York City metropolitan area.  Our current plans call for us to open an additional 12 new Edelman offices during 2010. These expansion efforts have required and will continue to require increased investment in management personnel, facilities, and financial and management systems and controls, all of which, in the absence of sufficient corresponding revenue growth, would cause our operating margins to decline from current levels. In addition, we estimate that the cost of opening each new office requires expenditures of approximately $250,000.

Expansion also creates a need for additional compliance, documentation, risk management and internal control procedures, and often involves the hiring of additional personnel to monitor such procedures. To the extent such procedures are not adequate to appropriately monitor any new or expanded business, we could be exposed to a material loss or regulatory sanction.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

As a holding company, we may require dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including debt obligations. As a result, regulatory actions could impede access to funds that we need to make payments on obligations or dividend payments. In addition, because we hold equity interests in our subsidiaries, our rights as an equity holder to the assets of these subsidiaries are subordinated to any claims of the creditors of these subsidiaries. At December 31, 2009, none of our subsidiaries had any long term indebtedness to any third party.

Risks Related to Our Business

Our securities broker-dealer and investment advisor subsidiaries are subject to substantial regulation. If we fail to comply with applicable requirements, our business will be adversely affected.

Our businesses are subject to extensive regulation under both federal and state laws. SMH is registered as a broker-dealer with the SEC and FINRA; SMH Capital Advisors, Edelman, Rikoon, Leonetti, and Miller-Green are registered with the SEC as investment advisors. All of the professional agents employed by SSG are registered as certified contract advisors with the National Football League Players Association.

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

The SEC, FINRA and state securities commissions may conduct administrative proceedings that can result in:

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

The regulatory environment in which we operate is also subject to change. Our business may be adversely affected as a result of new or revised legislation, or changes in rules promulgated by the SEC, FINRA, and other SRO’s. We may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC and FINRA.

Our financial services businesses may be materially affected not only by regulations applicable to our subsidiaries as financial market intermediaries but also by regulations of general application. For example, the volume of our merchant banking and principal investment business in a given period could be affected by existing and proposed tax legislation, antitrust policy, and other governmental regulations and policies, (including the monetary policies of the Federal Reserve Board), as well as changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

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

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal or regulatory action against us could materially adversely affect our businesses.

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions.  We are also potentially subject to claims arising from disputes with employees. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. See Item 3 — “Legal Proceedings” for a further discussion of certain legal matters applicable to us.

We depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients and customers. As a result, if a client or customer is not satisfied with our services, it may be more damaging in our business than in other businesses. Our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

Regulatory inquiries and subpoenas or other requests for information or testimony in connection with litigation may require incurrence of significant expenses, including fees for legal representation and fees associated with document production. These costs may be incurred even if we are not a target of the inquiry or a party to litigation.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases, and we may suffer significant reputational harm for any misconduct by our employees.

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

An impairment in the carrying value of our goodwill could adversely affect our financial condition and results of operations and share price.

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. Under generally accepted accounting principles, we review our goodwill and other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in our stock price and market capitalization, future cash flows, and slower growth rates in our industry. A significant amount of judgment is involved in determining if an indication of impairment exists. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, resulting in an impact on our results of operations. For example, in March 2009, we announced a loss of $58.3 million for the fourth quarter of 2008, which included non-cash goodwill and other intangible assets impairment charges of $56.7 million, due to the decline in our stock price causing our market capitalization to fall below the net book value of our assets.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive office together with certain brokerage and wealth management operations of SMH are located at 600 Travis, Houston, Texas and comprise approximately 67,000 square feet of leased office space pursuant to lease arrangements expiring in 2018.  The Company has 30 other office locations including one in California, one in Colorado, one in Connecticut, two in Illinois, two in Maryland, one in Mississippi, one in North Carolina, three in New Jersey, one in New Mexico, seven in New York, one in Ohio, one in Oklahoma, four in Texas, three in Virginia, and one in Washington, D.C.  We lease all of our office space which management believes, at the present time, is adequate for our business.

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

In July 2008, the Dallas regional office of FINRA conducted a routine examination of SMH’s broker-dealer activities.  SMH received an examination report on December 31, 2008, which identified a number of deficiencies in SMH’s operations.  In April 2009, SMH resolved half of the deficiencies noted through a compliance conference procedure. The remaining deficiencies are subject to possible enforcement action by FINRA. SMH has not received a Wells notice from FINRA with respect to the deficiencies, which is a formal notice from FINRA that it intends to take enforcement action. SMH is in communication with the FINRA staff to resolve the matter.  However, there is no assurance that a prompt resolution can be reached or that the ultimate impact on SMH and the Company will not be material.

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

In May 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH, US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC vs. Sanders Morris Harris Inc., in the 193rd Judicial District Court, Dallas County, Texas, alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with their purchase of $2.0 million in Ronco convertible preferred stock. On March 17, 2009, a third purchaser of Ronco convertible preferred stock filed a complaint against SMH, Palisades Master Fund, L.P. and PEF Advisors, LLC vs. Sanders Morris Harris Inc., in the 11th Judicial District Court of Harris County, Texas.  The claims are similar to the above referenced case.  Palisades Master Fund, L.P. invested $1.9 million in Ronco convertible preferred stock. In addition, in July 2009, the Bankruptcy Trustee filed a derivative action on behalf of the shareholders of Ronco against two former directors of Ronco (who were employees of SMH) for negligently authorizing the closing of the purchase of the assets of Ronco Marketing Corp. in breach of their fiduciary duties of care and loyalty and against SMH for negligent misrepresentation, breach of fiduciary duties, breach of contract, and violation of the Texas Fraudulent Transfer Act, Diane Weil, Solely in Her Capacity as Trustee of Ronco Corporation and Ronco Marketing Corporation vs. A. Emerson Martin II, Gregg Mockenhaupt, and Sanders Morris Harris Inc., in the 190th Judicial District Court of Harris County, Texas. No amount of damages is alleged. SMH has filed an answer and special exceptions in each of these cases and believes it has valid defenses to all claims made by the plaintiffs.  However, there is no assurance that the Company will successfully defend such claims.

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

Item 4.  Reserved

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Global Market Security tier of The Nasdaq Stock Market under the symbol “SMHG”.  The following table sets forth the quarterly high and low sales prices for our common stock during 2009 and 2008 for the calendar quarters indicated, each as reported on the Nasdaq National Market, and cash dividends declared per share of common stock:

			Cash
Calendar Period	High	Low	Dividend

2009:
First Quarter	$6.45	$3.51	$0.045
Second Quarter	$6.38	$3.80	$0.045
Third Quarter	$6.21	$5.05	$0.045
Fourth Quarter	$6.25	$4.74	$0.045

2008:
First Quarter	$10.26	$7.92	$0.045
Second Quarter	$9.02	$6.67	$0.045
Third Quarter	$11.07	$5.08	$0.045
Fourth Quarter	$8.97	$4.23	$0.045

At March 9, 2010, there were 302 holders of record of our common stock.

Dividend Policy

In 2002, our board of directors instituted a policy of paying regular quarterly dividends on our common stock.  During 2005, we increased the declared quarterly dividend payment to $0.045 per share (an annual amount of $0.18 per share).  In February 2010, the board of directors declared a cash dividend for the first quarter of 2010 in the amount of $0.045 per share.  Our declaration and payment of future dividends is subject to the discretion of our board of directors.  In exercising this discretion, the board of directors will take into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal and regulatory restrictions on the payment of dividends, and such other factors the board considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

For our equity compensation plans, the following table shows, at the end of fiscal year 2009, (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such options, warrants and rights, and (c) the number of securities remaining available for future issuance under the plans, excluding those issuable upon exercise of outstanding options, warrants and rights.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans
	outstanding options,	oustanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved
by security holders	601,141	$9.95	2,797,240	(1)

Equity compensation plans not
approved by security holders	-	-	-

Total	601,141	$9.95	2,797,240

(1)
The number of shares of our common stock available for incentive awards under our 1998 Incentive Plan is the greater of 4.0 million shares or 25% of the total number of shares of our common stock from time to time outstanding.

Corporate Performance

The following chart shows a comparison of the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2009, as compared to the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Financial Stocks Index, a peer group, assuming $100 was invested at market close on December 31, 2004 in our common stock and the two indices and dividends were reinvested.

	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09
Sanders Morris Harris Group Inc	$100.00	$93.21	$73.56	$60.07	$35.98	$34.24
Nasdaq Stock Market Index (U.S. & Foreign)	100.00	102.27	112.80	124.68	59.76	86.83
Nasdaq Financial Stocks Index (1)	100.00	102.38	117.71	105.82	73.77	77.25

(1)	The Nasdaq Financial Stocks Index is composed of all Nasdaq companies with Standard Industrial Classification codes ranging from 6000 through 6799.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands except per share amounts)
Statements of Operations:
Total revenue	$175,364	$171,941	$155,071	$134,297	$100,360
Income (loss) from
continuing operations	$(93)	$(13,423)	$20,431	$15,815	$11,430
Income (loss) from discontinued
operations, net of income taxes	(277)	(4,974)	499	(5,701)	3,819
Net income (loss)	(370)	(18,397)	20,930	10,114	15,249
Less: Net income attributable to
the noncontrolling interest	(5,112)	(6,896)	(15,837)	(6,708)	(4,575)
Net income (loss) atttributable to
Sanders Morris Harris Group Inc.	$(5,482)	$(25,293)	$5,093	$3,406	$10,674

Diluted earnings (loss)
per common share:
Continuing operations	$(0.18)	$(0.75)	$0.18	$0.43	$0.35
Discontinued operations	(0.01)	(0.19)	0.02	(0.27)	0.20
Net earnings (loss)	$(0.19)	$(0.94)	$0.20	$0.16	$0.55

Weighted average common shares
outstanding - diluted	28,402	26,972	25,086	20,915	19,253

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands except per share amounts)
Balance Sheet Data:
Cash and cash equivalents	$41,926	$30,224	$46,503	$68,861	$17,867
Securities owned	39,380	54,559	85,567	83,929	75,541
Total assets	320,038	297,470	291,548	282,042	208,689
Total liabilities	79,411	66,111	48,265	49,982	46,223
Sanders Morris Harris Group Inc.
shareholders' equity	224,194	222,554	223,178	219,936	154,685
Noncontrolling interest	16,433	8,805	20,105	12,124	7,781
Total equity	240,627	231,359	243,283	232,060	162,466
Cash dividends declared
per common share	$0.18	$0.18	$0.18	$0.18	$0.18

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters.  We caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for our services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where we do business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of our trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for our services; and (12) litigation and securities law liabilities.  See “Item 1A. – Risk Factors.”  The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements and their related notes and other detailed information appearing elsewhere in this Annual Report.

Overview

The Company is a holding company that, through its subsidiaries and affiliates, provides wealth management and institutional services to a large and diversified group of clients and customers, including individuals, corporations, and financial institutions. A summary of these services follows:

Our Wealth Management segment provides investment advisory, wealth and investment management, and financial planning services to high net worth and mass affluent individuals and institutions, including investment strategies and alternatives, tax efficient estate and financial planning, trusts, and agent/fiduciary investment management services, throughout their financial life cycle, as well as private client brokerage services. In addition, we provide specialized wealth management products and services in specific investment styles to individuals, corporations, and institutions both through internal marketing efforts and externally through formal sub-advisory relationships and other distribution arrangements with third parties.

Our Institutional Services segment provides institutional equity brokerage and prime brokerage services to institutional clients, and third party management of a portion of our assets.

Institutional Brokerage provides institutional equity brokerage and hedge funds research to a broad array of institutions, including banks, retirement funds, mutual funds, endowments, investment advisors, and insurance companies.

Prime Brokerage Services provides trade execution, clearing, bookkeeping, reporting, custodial, securities borrowing, financing, research, and fund raising to hedge fund clients.  The Company maintains a small number of asset management accounts on behalf of individual asset managers through this division.  The Washington Research Group provides research, sales, and trading services to a broad range of institutional investors.

We are exposed to volatility and trends in the general securities market and the economy.  Due to the downturn in the market and the economic recession that began during the second half of 2008, client assets declined during the last half of 2008 and into the first quarter of 2009.  However, during the second quarter of 2009, the market began to improve and client assets have recovered resulting in, among other things, higher fee and commission revenue.  Client assets under management or advisement were as follows:

Client Assets(1)
(in millions)

December 31, 2007	$11,344
March 31, 2008	11,342
June 30, 2008	10,979
September 30, 2008	10,290
December 31, 2008	8,627
March 31, 2009	8,501
June 30, 2009	9,534
September 30, 2009	10,595
December 31, 2009	11,273
(1) Client assets include the gross value of assets under management directly or via outside managers and assets held in brokerage accounts for clients by outside clearing firms.

Fiscal year 2008 and the first quarter of 2009 was a very challenging environment for the capital markets given the unprecedented events on Wall Street that led to increased uncertainty and turmoil in the U.S. economy and global financial markets.  We made the necessary adjustments to our business and adapted to the current environment.  We focused on the following items:

•	preserving capital and retaining key people in order to emerge as a strong player once market stability returns;

•	reducing compensation and non-compensation expenses in order to operate on a positive cash basis;

•	closing offices that were unprofitable;

•	exiting business lines that are subject to greater than normal revenue and profit volatility; and

•	acquiring wealth management businesses that enhance or complement our existing franchise value.

Components of Revenue and Expenses

Revenue. Our revenue is comprised primarily of (1) fees from asset-based advisory services, wealth management, and financial planning services, (2) commission revenue from wealth advisory, prime and institutional brokerage transactions, and (3) principal transactions.  We also earn interest on cash held and receive dividends from the equity and fixed income securities held in our corporate capital accounts, receive sales credits from third party placement agreements, earn fees through the sale of insurance products, and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During 2009, compensation and benefits represented 59.3% of total expenses and 60.7% of total revenue, compared to 49.5% of total expenses and 61.1% of total revenue during 2008.  The increase in compensation and benefits as a percentage of expenses is principally due to a $56.7 million goodwill and other intangible assets impairment charge recognized in 2008.  The decrease in compensation and benefits as a percentage of total revenue is principally due to a decrease in revenue in our prime brokerage services division which has a higher payout than our other business lines.

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Total revenue increased $3.5 million to $175.4 million in 2009 from $171.9 million in 2008, while total expenses decreased $32.8 million to $179.5 million in 2009 from $212.3 million in 2008.  The Company recognized goodwill and other intangible assets impairment charges of $14.6 million in 2009 and $56.7 million in 2008.  Equity in income (loss) of limited partnerships decreased to a loss of $1.3 million in 2009 from income of $38.6 million in 2008, primarily due to the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. in 2008.  The Company recognized a $3.0 million gain on step acquisition in 2009 related to the Company’s previously-held noncontrolling interest in Edelman Financial Advisors, LLC (“EFA”).  Loss from continuing operations was $5.2 million, or $0.18 per diluted common share, in 2009 compared to $20.3 million, or $0.75 per diluted common share, in 2008.

Revenue from investment advisory and related services decreased from $73.8 million during 2008 to $72.0 million in 2009 as a result of a decrease in average client assets.  Commission revenue decreased to $44.0 million in 2009 from $48.9 million during 2008 as a result of a decrease in trading volume in the Wealth Management segment.  Investment banking revenue increased to $2.5 million in 2009 from $2.3 million in 2008 due to an increase in selling concessions earned, partially offset by a decrease in sales credits received in investment banking transactions.  Principal transactions revenue increased from $29.0 million in 2008 to $36.4 million in 2009 as the result of an increase in the sale of fixed income products.  Interest and dividend income increased from $6.7 million in 2008 to $10.7 million in 2009 as a result of interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisors, L.P.

Employee compensation and benefits increased to $106.4 million in 2009 from $105.0 million in 2008 due to higher employee commission costs in the prime brokerage services division.  Floor brokerage, exchange, and clearance fees decreased to $5.9 million in 2009 from $6.5 million in 2008 due to a decrease of $440,000 in clearance fees in the prime brokerage services division reflecting lower trading volume.  Communications and data processing decreased to $9.9 million in 2009 from $10.0 million in 2008 due to a $79,000 decrease in clearing firm service fees in the prime brokerage services division. Occupancy costs increased to $11.5 million in 2009 from $10.0 million in 2008 due to the acquisition of an additional 66% membership interest in EFA on April 1, 2009 and the acquisitions of Leonetti and Miller-Green in 2008.  Interest expense increased to $2.7 million in 2009 from $147,000 in 2008 due to (i) $1.1 million of imputed interest associated with an incentive compensation payable resulting from the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P., (ii) $717,000 of interest related to the credit facility funded in 2009, and (iii) $786,000 of interest associated with the acquisition of an additional 66% membership interest in EFA on April 1, 2009.  The Company recognized goodwill and other intangible assets impairment charges of $14.6 million in 2009 and $56.7 million in 2008.  Amortization of intangible assets increased to $1.6 million in 2009 from $777,000 in 2008 due to the acquisition of an additional 66% membership interest in EFA on April 1, 2009.  Other general and administrative expenses increased to $27.0 million in 2009 from $23.1 million in 2008 due to increases of $2.4 million in advertising expense at Edelman and $2.4 million in the provision for uncollectible accounts partially offset by a decrease in outside sales commissions.

Our effective tax rate from continuing operations was 31.3% in 2009 compared to (135.7)% in 2008.  The effective tax rate for 2008 was impacted by nondeductible goodwill impairment charges and state income taxes recognized for book purposes.

During the first quarter of 2009, the Company closed three retail offices.  The decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  During the fourth quarter of 2009, the Company completed its sale of the Capital Markets Business.  The Company recorded a net loss from discontinued operations of $277,000 in 2009 compared to $5.0 million in 2008 related to the closed offices and sold Capital Markets Business.  The Company recognized a gain on the sale of the Capital Markets Business of $5.9 million, net of income taxes, that is included in net loss from discontinued operations in 2009.

Results by Segment

Wealth Management

	Year Ended December 31,
	2009	2008
	(in thousands)

Revenue	$100,941	$101,950

Income from continuing operations before income taxes	$25,785	$87,177

The turmoil in the global financial markets over the past year has caused equity prices to decline to levels not seen in many years.  That market-driven value decline has carried over to our client portfolios.  As the fees and commissions that we charge for managing client assets is based, to a large degree, on the size of our client portfolios, we have seen a significant drop in commissions revenue from 2008 to 2009.  Revenue from wealth management decreased to $100.9 million in 2009 from $102.0 million in 2008 and income from continuing operations before income taxes decreased to $25.8 million in 2009 from $87.2 million in 2008.  Investment advisory and related services revenue decreased to $71.9 million from $73.6 million as a result of a decrease in assets under management or advisement.  Commission revenue decreased to $11.6 million from $16.6 million reflecting a decline in shares traded by the firm’s wealth advisor clients due to uncertainty in the financial markets.  Interest income increased to $8.2 million from $3.4 million as a result of interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. on August 29, 2008.  Total expenses increased to $74.3 million in 2009 from $66.7 million in 2008 primarily due to increases of $2.3 million in advertising expense and $1.6 million in occupancy expense at Edelman resulting from the Company’s acquisition of 66% of EFA in April 1, 2009.  Equity in income (loss) of limited partnerships decreased to $(898,000) from $51.9 million. The decrease in equity in income (loss) of limited partnerships is attributable to the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. in 2008.

Institutional Services

Institutional Brokerage

	Year Ended December 31,
	2009	2008
	(in thousands)

Revenue	$4,814	$6,574

Loss from continuing operations before income taxes	$(638)	$(1,823)

Revenue from institutional brokerage decreased to $4.8 million in 2009 from $6.6 million in 2008 and loss from continuing operations before income taxes decreased to $638,000 in 2009 from $1.8 million in 2008.  Commission revenue decreased by $3.1 million to $4.6 million in 2009 from $7.7 million in 2008 reflecting a decline in the number of shares traded in our institutional brokerage division.  Principal transactions revenue increased $1.6 million in 2009 compared to 2008 reflecting a decline in losses from market making activities.  Total expenses decreased to $5.5 million in 2009 from $8.4 million in 2008 due to decreased employee compensation related to the lower commission revenue.

Prime Brokerage Services

	Year Ended December 31,
	2009	2008
	(in thousands)

Revenue	$60,961	$61,658

Income from continuing operations before income taxes	$277	$2,851

Revenue from prime brokerage services decreased to $61.0 million in 2009 from $61.7 million in 2008 and income from continuing operations before income taxes decreased to $277,000 in 2009 from $2.9 million in 2008.  Commission revenue and third-party marketing fees increased to $31.8 million in 2009 from $29.6 million in 2008 reflecting growth in hedge fund servicing revenue.  Principal transactions revenue decreased to $28.9 million in 2009 from $30.6 million in 2008 reflecting a decline in proprietary trading revenue.  Total expenses increased to $60.7 million during 2009 from $58.8 million during 2008 reflecting an increase in employee commission expense.

Corporate Support and Other

	Year Ended December 31,
	2009	2008
	(in thousands)

Revenue	$8,648	$1,759

Loss from continuing operations before income taxes	$(27,888)	$(89,929)

Revenue from corporate support and other increased to $8.6 million in 2009 from $1.8 million in 2008 and the loss from continuing operations before income taxes decreased to $27.9 million in 2009 from $89.9 million in 2008.  Revenue from principal transactions, which consists principally of changes in the values of our investment portfolios, increased to a gain of $5.7 million from a loss of $1.7 million.  Total expenses decreased to $39.1 million in 2009 from $78.4 million in 2008.  This decrease is due to a decline in goodwill and other intangible assets impairment charges to $14.6 million in 2009 compared to $56.7 million in 2008.  Equity in loss of limited partnerships decreased to a loss of $450,000 in 2009 from a loss of $13.3 million in 2008. The 2008 loss was primarily due to the decrease in the value of our direct investment in one limited partnership.  The Company recognized a $3.0 million gain on step acquisition in 2009 related to the Company’s previously-held noncontrolling interest in EFA.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Total revenue increased $16.9 million to $171.9 million in 2008 from $155.1 million in 2007, while total expenses increased $76.4 million to $212.3 million in 2008 from $135.9 million in 2007.  Equity in income of limited partnerships increased to $38.6 million in 2008 from $3.8 million in 2007, primarily due to the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  Income (loss) from continuing operations was $(20.3) million, or $(0.75) per diluted common share, in 2008 compared to $4.6 million, or $0.18 per diluted common share, in 2007.

Revenue from investment advisory and related services increased from $71.2 million during 2007 to $73.8 million in 2008, primarily due to the acquisitions of Rikoon, Leonetti, and Miller-Green.  Commission revenue decreased to $48.9 million in 2008 from $51.9 million during 2007 as a result of a decrease in trading volume in the Wealth Management segment.  Investment banking revenue decreased to $2.3 million in 2008 from $10.7 million in 2007, principally due to a decrease in sales credits earned on investment banking transactions.  Principal transactions revenue increased from $7.6 million in 2007 to $29.0 million in 2008, primarily as the result of an increase in proprietary trading revenue.  Interest and dividends was constant at $6.7 million in 2008 and 2007.   A decrease in the amount of money in the firm’s accounts that earned interest income and a decline in interest rates in 2008 was offset by interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  Other income increased to $11.4 million in 2008 from $7.0 million in 2007 reflecting growth in hedge fund servicing revenue and third-party marketing fees.

Employee compensation and benefits increased to $105.0 million in 2008 from $86.9 million in 2007 due to revenue growth in the prime brokerage services division.  Expenses increased at a disproportionate rate to increased revenue due to a shift in a portion of revenue from lower compensation components (wealth management) to higher compensation components (prime brokerage services).  Floor brokerage, exchange, and clearance fees increased to $6.5 million in 2008 from $5.9 million in 2007 reflecting the increase in trading volume.  Communications and data processing increased to $10.0 million in 2008 from $8.9 million in 2007 primarily due to higher clearing firm service fees resulting from the increase in trading volume. Occupancy costs increased to $10.0 million in 2008 from $9.1 million in 2007 due to the increase in the amount of rental space occupied by SMH and the addition of Rikoon, Dickenson, Leonetti, and Miller-Green.  Interest expense increased to $147,000 in 2008 from $34,000 in 2007 due to the imputed interest associated with an incentive compensation payable resulting from the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.  The Company recognized goodwill and other intangible assets impairment charges of $56.7 million in 2008.  No such charge was recognized in 2007.  Amortization of intangible assets increased to $777,000 in 2008 from $349,000 in 2007 due to the addition of Rikoon, Dickenson, Leonetti, and Miller-Green.  Other general and administrative expenses decreased to $23.1 million in 2008 from $24.8 million in 2007 primarily due to a decrease in the provision for bad debts which was partially offset by an increase in outside sales commissions.

Our effective tax rate from continuing operations was (135.7)% in 2008 compared to 36.0% in 2007.  The effective tax rate for 2008 was impacted by nondeductible goodwill impairment charges and state income taxes recognized for book purposes.

During the first quarter of 2009, the Company closed three retail offices.  The decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  During the fourth quarter of 2009, the Company completed its sale of the Capital Markets Business.  The Company recorded a net loss from discontinued operations of $5.0 million in 2008 and net income from discontinued operations of $499,000 in 2007 related to the closed offices and sold Capital Markets Business.

Results by Segment

Wealth Management

	Year Ended December 31,
	2008	2007
	(in thousands)

Revenue	$101,950	$103,461

Income from continuing operations before income taxes	$87,177	$42,354

Revenue from wealth management decreased to $102.0 million in 2008 from $103.5 million in 2007 and income from continuing operations before income taxes increased to $87.2 million in 2008 from $42.4 million in 2007.  Sales credits from investment banking transactions decreased to $801,000 in 2008 from $6.3 million in 2007.  This decrease was partially offset by an increase in investment advisory and related services revenue to $73.6 million in 2008 from $71.0 million in 2007, primarily due to the acquisitions of Rikoon, Dickenson, Leonetti, and Miller-Green.  Additionally, the conversion of Edelman’s assets under management from a commission-based to a fee-based compensation structure contributed to the growth in investment advisory fee revenue.  Total expenses decreased to $66.7 million in 2008 from $69.6 million in 2007, due to decreased employee compensation related to the lower revenue.  This decrease was partially offset by an increase in intangible amortization costs associated with the acquisition of Dickenson.  Equity in income of limited partnerships increased to $51.9 million in 2008 from $8.5 million in 2007.  The increase in equity in income of limited partnerships is attributable to the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. in 2008.

Institutional Services

Institutional Brokerage

	Year Ended December 31,
	2008	2007
	(in thousands)

Revenue	$6,574	$11,723

Income (loss) from continuing operations
before income taxes	$(1,823)	$822

Revenue from institutional brokerage decreased to $6.6 million in 2008 from $11.7 million in 2007 and income (loss) from continuing operations before income taxes decreased to a loss of $1.8 million in 2008 from income of $822,000 in 2007.  Commission revenue decreased to $7.7 million in 2008 from $8.7 million in 2007 reflecting a decline in the number of shares traded in our institutional brokerage division.  In addition, sales credits from syndicate and investment banking activities declined to $353,000 in 2008 from $2.9 million in 2007 reflecting a lower volume of offerings sold by the institutional division.  Total expenses decreased to $8.4 million in 2008 from $10.9 million in 2007 due to decreased employee compensation related to the lower commission revenue.

Prime Brokerage Services

	Year Ended December 31,
	2008	2007
	(in thousands)

Revenue	$61,658	$36,583

Income from continuing operations before income taxes	$2,851	$2,750

Revenue from prime brokerage services increased to $61.7 million in 2008 from $36.6 million in 2007 and income from continuing operations before income taxes increased to $2.9 million in 2008 from $2.8 million in 2007.  Commission revenue and third-party marketing fees increased to $29.6 million in 2008 from $25.3 million in 2007 reflecting growth in hedge fund servicing revenue.  In addition, principal transactions revenue increased to $30.6 million in 2008 from $7.8 million in 2007 reflecting an increase in revenue earned from the sale of fixed income products and trading activities.  Total expenses increased to $58.8 million during 2008 from $33.8 million during 2007 reflecting increased compensation and outside sales commissions related to increased revenue.  Our profit sharing arrangement in effect for 2008 and 2007 for prime brokerage services provides generally that we retain $2.75 million of the first $3.25 million of income and that we do not share in additional income until book profit of the division exceeds $5.5 million.

Corporate Support and Other

	Year Ended December 31,
	2008	2007
	(in thousands)

Revenue	$1,759	$3,304

Loss from continuing operations before income taxes	$(89,929)	$(22,912)

Revenue from corporate support and other decreased to $1.8 million in 2008 from $3.3 million in 2007 and the loss from continuing operations before income taxes increased to a loss of $89.9 million in 2008 from a loss of $22.9 million in 2007.  Interest and dividend income decreased to $2.3 million in 2008 from $3.8 million in 2007 due to a decrease in the amount of money in the firm’s accounts that are earning interest income and a decline in interest rates in 2008.  Total expenses increased to $78.4 million in 2008 from $21.6 million in 2007 primarily due to $56.7 million of goodwill and other intangible assets impairment charges recognized in 2008.  Equity in loss of limited partnerships increased to a loss of $13.3 million in 2008 from a loss of $4.6 million in 2007, due to the decrease in the value of our direct investment in one limited partnership.

Liquidity and Capital Resources

Cash Requirements

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, including funds needed for the Edelman expansion, (3) debt repayment, and (4) funds used for acquisitions.

Payments due by period for the Company’s contractual obligations at December 31, 2009 are as described in the following table:

	Payment due by period
			After 1 but	After 3 but
		Within	within	within	After
	Total	1 year	3 years	5 years	5 years
	(in thousands)

Operating lease obligations	$53,783	$10,567	$19,731	$12,363	$11,122
Repayment of borrowings	20,238	7,143	13,095	-	-
Consideration for additional interest in Rikoon	4,000	-	4,000	-	-
Total	$78,021	$17,710	$36,826	$12,363	$11,122

Operating expenses consist of compensation and benefits, floor brokerage, exchange, and clearing costs, and other expenses. These expenses are primarily dependent on revenue and, with the exception of obligations for office rentals, should require a limited amount of capital in addition to that provided by revenue during 2010.  Currently, obligations for non-cancelable office leases total $10.6 million during 2010.  Funds required for other working capital items such as receivables, securities owned, and accounts payable, along with expenditures to repurchase stock, are expected to total between $2.0 million and $4.0 million during 2010.  Capital expenditure requirements are expected to total between $4.0 million and $6.0 million during 2010, mainly consisting of leasehold improvements, furniture, and computer equipment and software. Funds needed for acquisitions will depend on the completion of transactions that may not be identifiable until such time as the acquisition is completed.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties.  At December 31, 2009, we had approximately $41.9 million in cash and cash equivalents, which together with liquid assets, consisting of receivables from broker-dealers, deposits with clearing organizations, and marketable securities owned totaled $62.1 million.

Receivables turnover, calculated as total revenue divided by average receivables, was two for each of the years ended December 31, 2009 and 2008.  The allowance for doubtful accounts as a percentage of receivables was 2.2% at December 31, 2009 compared to 1.3% at December 31, 2008.  The increase in the allowance for doubtful accounts as a percentage of receivables was the result of an increase in the allowance for employee notes receivables from the three offices closed in the first quarter of 2009.

Sources and Uses of Cash

On December 16, 2009, we completed a sale of $7.5 million of shares and warrants to Fletcher International, Ltd. at a price of $7.00 per share.  The proceeds were used to repay the subordinated promissory note issued in connection with the EFA acquisition.

For the year ended December 31, 2009, net cash provided by operations totaled $21.9 million compared to $27.0 million during 2008.  Receivables decreased by $7.7 million during the year ended December 31, 2009, due to payments received on the notes receivable issued in exchange for the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.

Marketable securities owned decreased by $11.0 million during the year ended December 31, 2009, while securities sold, not yet purchased decreased by $4.5 million and payables to broker-dealers and clearing organizations decreased by $2.0 million.   The change in marketable securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations is primarily due to the portfolios in accounts managed by third party managers.   The Company’s accounts managed by third parties carry both long and short fixed income and equity securities.  These accounts are managed to generate profits based on trading spreads, rather than through speculation on the direction of the market.  We employ hedging strategies designed to insulate the net value of our trading inventories from fluctuations in the general level of interest rates and equity price variances.  We finance a portion of our trading positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $22.8 million at December 31, 2009 compared to $32.7 million at December 31, 2008.  This decrease is the result of net dispositions of investment positions as well as changes in the values of our investment portfolios.  These limited partnerships typically have a ten-year life.

Capital expenditures for the year ended December 31, 2009 were $2.7 million mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for our growth.

At December 31, 2009, SMH, our registered broker-dealer subsidiary, was in compliance with the net capital requirements of the SEC's Uniform Net Capital Rules and had capital in excess of the required minimum.

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

Investments in not readily marketable securities, marketable securities with insufficient trading volumes, and restricted securities are carried at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At December 31, 2009 and 2008, the Company’s investment portfolios included investments totaling $22.8 million and $32.7 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

Goodwill.  Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other.  ASC Topic 350 requires that goodwill be tested for impairment between annual test dates if an event or changing circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill and other intangible assets).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB ASC Topic 805, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Remaining amounts of goodwill at December 31, 2009 were as follows:  Edelman - $67.2 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, and Leonetti - $225,000.  Future goodwill impairment tests may result in a future charge to earnings.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The following discussion relates to our market risk sensitive instruments as of December 31, 2009.

Our trading equity and debt securities are marked to market on a daily basis.  At December 31, 2009, our marketable securities owned were recorded at a fair value of $16.6 million.  Additionally, marketable securities sold, not yet purchased were recorded at a fair value of $8.3 million. These trading equity and debt securities are subject to equity price risk.

Our market making and investing activities often involve the purchase, sale, or short sale of securities and expose our capital to significant risks, including market risk, equity price risk, and credit risk.  Market risk represents the potential loss we may incur as a result of absolute and relative price movements, price volatility, and changes in liquidity in financial instruments due to many factors over which we have no control. Our primary market risk arises from the fact that we own a variety of investments that are subject to changes in value and could result in material gains or losses.  We also engage in proprietary trading and make dealer markets in equity securities. In doing this, we are required to maintain certain amounts of inventories in order to facilitate customer order flow.  We are exposed to equity price risk due to changes in the level and volatility of equity prices primarily in Nasdaq and over-the-counter markets. Changes in market conditions could limit our ability to resell securities purchased or to purchase securities sold short. Direct market risk exposure to changes in foreign exchange rates is not material.  We do not use derivatives for speculative purposes.

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

We monitor our market and counterparty risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which we are exposed.  We have established various committees to assess and to manage risk associated with our activities. The committees review, among other things, business and transactional risks associated with potential clients and products to be sold.

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

At December 31, 2009, securities owned by the Company were recorded at a fair value of $39.4 million, including $16.6 million in marketable securities, $20.0 million representing our investments in limited partnerships, and $2.8 million representing other not readily marketable securities.

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

Item 8.   Financial Statements and Supplementary Data

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	39

Report of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets as of December 31, 2009 and 2008	41

Consolidated Statements of Operations for each of the years in the three-year period ended
December 31, 2009	42

Consolidated Statements of Changes in Equity for each of the years in the
three-year period ended December 31, 2009	43

Consolidated Statements of Cash Flows for each of the years in the three-year period ended
December 31, 2009	44

Notes to Consolidated Financial Statements	45

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sanders Morris Harris Group Inc.

We have audited the accompanying consolidated balance sheet of Sanders Morris Harris Group Inc. (a Texas Corporation) and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance on January 1, 2009 related to the accounting and reporting of non-controlling interest in the consolidated financial statements. As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance on January 1, 2009 related to accounting for business combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanders Morris Harris Group Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Houston, Texas
March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sanders Morris Harris Group Inc.

We have audited the accompanying consolidated balance sheet of Sanders Morris Harris Group Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in the consolidated financial statements, the Company changed its method of accounting for certain securities owned in 2008 due to the adoption of FASB Statement No. 157, Fair Value Measurements, (included in FASB ASC Topic 820, Fair Value Measurements and Disclosures).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanders Morris Harris Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG  LLP

Houston, Texas
March 16, 2009, except as to note 1, which is as of December 10, 2009 and note 23, which is as of March 16, 2010

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$41,926	$30,224
Receivables, net	113,072	114,862
Deposits with clearing organizations	2,527	1,062
Securities owned	39,380	54,559
Furniture, equipment, and leasehold improvements, net	14,617	18,859
Other assets and prepaid expenses	2,863	2,261
Goodwill, net	73,455	63,078
Other intangible assets, net	32,198	12,565
Total assets	$320,038	$297,470

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$35,357	$36,644
Borrowings	20,238	-
Deferred tax liability, net	15,455	14,532
Securities sold, not yet purchased	8,339	12,884
Payable to broker-dealers and clearing organizations	22	2,051
Total liabilities	79,411	66,111

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares
authorized; 29,882,238 and 29,207,962 shares issued,
respectively	299	292
Additional paid-in capital	240,450	234,578
Accumulated deficit	(16,555)	(5,895)
Treasury stock, at cost, 0 shares and 1,049,085 shares,
respectively	-	(6,421)
Total Sanders Morris Harris Group Inc. shareholders' equity	224,194	222,554
Noncontrolling interest	16,433	8,805
Total equity	240,627	231,359
Total liabilities and equity	$320,038	$297,470

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Investment advisory and related services	$72,006	$73,759	$71,178
Commissions	43,971	48,876	51,916
Investment banking	2,455	2,251	10,708
Principal transactions	36,371	28,958	7,620
Interest and dividends	10,702	6,726	6,692
Other income	9,859	11,371	6,957
Total revenue	175,364	171,941	155,071

Expenses:
Employee compensation and benefits	106,380	104,995	86,893
Floor brokerage, exchange, and clearance fees	5,945	6,469	5,898
Communications and data processing	9,882	10,027	8,892
Occupancy	11,451	10,041	9,063
Interest	2,691	147	34
Goodwill and other intangible assets impairment charges	14,575	56,698	-
Amortization of intangible assets	1,563	777	349
Other general and administrative	26,993	23,142	24,768
Total expenses	179,480	212,296	135,897

Income (loss) from continuing operations before equity in income (loss)
of limited partnerships and income taxes	(4,116)	(40,355)	19,174
Equity in income (loss) of limited partnerships	(1,348)	38,631	3,840
Gain on step acquisition	3,000	-	-
Income (loss) from continuing operations before
income taxes	(2,464)	(1,724)	23,014
Provision (benefit) for income taxes	(2,371)	11,699	2,583
Income (loss) from continuing operations, net of income taxes	(93)	(13,423)	20,431
Income (loss) from discontinued operations, net of income taxes of
$(289), $(3,007), and $440, respectively	(277)	(4,974)	499
Net income (loss)	(370)	(18,397)	20,930
Less: Net income attributable to the noncontrolling interest	(5,112)	(6,896)	(15,837)
Net income (loss) attributable to Sanders Morris Harris Group Inc.	$(5,482)	$(25,293)	$5,093

Basic earnings (loss) per common share:
Continuing operations	$(0.18)	$(0.75)	$0.19
Discontinued operations	(0.01)	(0.19)	0.02
Net earnings (loss)	$(0.19)	$(0.94)	$0.21
Diluted earnings (loss) per common share:
Continuing operations	$(0.18)	$(0.75)	$0.18
Discontinued operations	(0.01)	(0.19)	0.02
Net earnings (loss)	$(0.19)	$(0.94)	$0.20

Weighted average common shares outstanding:
Basic	28,402	26,972	24,777
Diluted	28,402	26,972	25,086

Amounts attributable to Sanders Morris Harris Group Inc. common shareholders:
Income (loss) from continuing operations, net of income taxes	$(5,205)	$(20,319)	$4,594
Discontinued operations, net of income taxes	(277)	(4,974)	499
Net income (loss)	$(5,482)	$(25,293)	$5,093

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)

	Amounts						Shares
	Year Ended December 31,						Year Ended December 31,
	2009		2008		2007		2009	2008	2007
Common stock
Balance, beginning of year	$292		$258		$253		29,207,962	25,765,806	25,273,437
Sale of stock and warrants	3		-		-		277,715	-	-
Stock issued for acquisition	1		28		2		52,901	2,859,996	242,927
Stock issued pursuant to employee benefit plan	3		6		3		343,660	582,160	249,442
Balance, end of year	299		292		258		29,882,238	29,207,962	25,765,806
Additional paid-in capital
Balance, beginning of year	234,578		204,596		199,176
Sale of stock and warrants	2,649		-		-
Stock issued for acquisition	(96)		23,905		2,398
Unearned stock-based compensation related to the Capital Markets Business	336		-		-
Stock issued pursuant to employee benefit plan; including tax benefit	239		3,171		599
Tax adjustment related to employee benefit plan	(999)		-		-
Stock-based compensation expense	3,743		2,906		2,423
Balance, end of year	240,450		234,578		204,596
Retained earnings (accumulated deficit)
Balance, beginning of year	(5,895)		23,422		23,902
Cumulative effect of adoption of a new accounting principle	-		893		-
Cash dividends declared ($0.18 per share in 2009; 2008; and 2007)	(5,178)		(4,917)		(5,573)
Net income (loss) attributable to Sanders Morris Harris Group Inc.	(5,482)	(5,482)	(25,293)	(25,293)	5,093	5,093
Balance, end of year	(16,555)	(5,482)	(5,895)	(25,293)	23,422	5,093
Accumulated other comprehensive income (loss)
Balance, beginning of year	-		161		86
Net change in unrealized appreciation on securities available for sale	-	-	(267)	(267)	125	125
Income tax benefit (expense) on change in unrealized appreciation on securities available for sale	-	-	106	106	(50)	(50)
Balance, end of year	-	-	-	(161)	161	75
Comprehensive income (loss)		(5,482)		(25,454)		5,168
Treasury stock
Balance, beginning of year	(6,421)		(5,259)		(3,481)		(1,049,085)	(929,285)	(739,411)
Sale of stock	4,848		-		-		793,714	-	-
Stock issued for acquisition	1,601		-		-		262,180	-	-
Acquisition of treasury stock	(28)		(1,162)		(1,778)		(6,809)	(119,800)	(189,874)
Balance, end of year	-		(6,421)		(5,259)		-	(1,049,085)	(929,285)
Noncontrolling interest
Balance, beginning of year	8,805		20,105		12,124
Purchase of membership interest from noncontrolling interest	7,200		(77)		101
Sale of membership interest to noncontrolling interest	-		(1,614)		-
Contributions	40		-		80
Distributions	(4,724)		(16,505)		(8,037)
Net income attributable to the noncontrolling interest	5,112		6,896		15,837
Balance, end of year	16,433		8,805		20,105
Total equity and common shares outstanding	$240,627		$231,359		$243,283		29,882,238	28,158,877	24,836,521

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(370)	$(18,397)	$20,930
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized gain on securities available for sale	-	(205)	(1)
(Gain) loss on sales of assets	(8,770)	88	74
Depreciation	4,378	3,931	3,333
Provision for bad debts	2,642	1,180	5,308
Stock-based compensation expense	3,743	2,906	2,423
Goodwill and other intangible assets impairment charges	14,575	56,471	-
Amortization of intangible assets	1,563	1,004	349
Deferred income taxes	922	14,501	(2,950)
Equity in (income) loss of limited partnerships	1,348	(38,631)	(3,840)
Gain on step acquisition	(3,000)	-	-
Unrealized and realized (gains) losses on not readily marketable securities owned, net	(1,402)	6,180	3,358
Not readily marketable securities owned received for payment of investment banking fees	(21)	(581)	(1,182)
Net change in:
Receivables	7,741	3,142	(20,348)
Deposits with clearing organizations	(1,465)	33	(11)
Marketable securities owned	10,950	(3,433)	16,888
Other assets and prepaid expenses	(704)	(740)	(293)
Accounts payable and accrued liabilities	(3,691)	3,007	2,794
Securities sold, not yet purchased	(4,545)	(2,548)	(4,675)
Payable to broker-dealers and clearing organizations	(2,029)	(922)	2,240
Net cash provided by operating activities	21,865	26,986	24,397
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,676)	(7,939)	(7,737)
Acquisitions, net of cash acquired of $210, $0, and $0, respectively	(33,972)	(29,080)	(8,292)
Proceeds from sales and maturities of securities available for sale	-	697	834
Purchases of not readily marketable securities owned	(2,352)	(1,369)	(24,201)
Proceeds from sales of not readily marketable securities owned	10,858	12,477	6,541
Proceeds from sales of assets	806	289	40
Net cash used in investing activities	(27,336)	(24,925)	(32,815)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(28)	(1,162)	(1,778)
Proceeds from sale of stock and warrants	7,500	-	-
Proceeds from stock issued pursuant to employee benefit plan	225	2,795	483
Tax benefit of stock options exercised	17	382	119
Tax adjustment related to employee benefit plan	(999)	-	-
Proceeds from borrowings	25,000	250	145
Repayment of borrowings	(4,762)	(450)	(500)
Contributions by noncontrolling interest	40	-	80
Distributions to noncontrolling interest	(4,724)	(16,505)	(8,037)
Payments of cash dividends	(5,096)	(3,650)	(4,452)
Net cash provided by (used in) financing activities	17,173	(18,340)	(13,940)
Net increase (decrease) in cash and cash equivalents	11,702	(16,279)	(22,358)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,224	46,503	68,861
CASH AND CASH EQUIVALENTS AT END OF YEAR	$41,926	$30,224	$46,503

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including wealth management (including investment advice and management, financial planning, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage services, and research).  The Company’s operating subsidiaries include Sanders Morris Harris Inc. (formerly SMH Capital Inc.) (“SMH”), SMH Capital Advisors, Inc. (“SMH Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), Miller-Green Financial Services, Inc. (“Miller-Green”), Kissinger Financial Services, a division of SMH, (“Kissinger”), and Select Sports Group, Ltd. (“SSG”).  The Company serves a diverse group of institutional, corporate, and individual clients.

The Company merged with and acquired its operating subsidiaries from 1999 through 2009.  The acquisitions were accounted for using the purchase method through 2008 and the acquisition method beginning in 2009 and, accordingly, results of an acquired entity are included in the Company’s consolidated financial statements from the date of acquisition.  As a result, the current period results are not comparable to the prior periods.  See “Note 2 — Acquisitions and Dispositions.”

During the first quarter of 2009, the Company closed three retail offices.  The operating results for these offices are included in income (loss) from discontinued operations, net of income taxes, and are excluded from the segment disclosures for all periods presented.  During the fourth quarter of 2009, SMH contributed to Madison Williams Capital, LLC (“Madison Williams”) the assets, properties, working capital, and rights related and/or pertaining to its investment banking, institutional trading (including equity sales and fixed income sales), New York trading, and research businesses (excluding The Juda Group and the Concept Capital divisions) (the “Capital Markets Business”) in exchange for a 17.5% Class A membership interest in Madison Williams, cash, and a note issued by Madison Williams to the Company.  The operating results for the Capital Markets Business are included in income (loss) from discontinued operations, net of income taxes, and are excluded from the segment disclosures for all periods presented.

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

Receivables

Receivables are stated at their net realizable value.  Interest income is recognized using the effective interest method over the life of the related receivable.  If a receivable is noninterest-bearing or carries an unreasonable rate of interest and is not due within one year, the Company will impute interest at an appropriate market rate for comparable instruments and record a corresponding discount.

We offer transition pay, principally in the form of upfront notes receivable (“broker notes”), to financial advisors and certain key revenue producers as part of our Company’s overall growth strategy.  These broker notes are generally forgiven by a charge to employee compensation and benefits over a one- to six-year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.  If the individual leaves before the term of the broker note expires or fails to meet certain performance standards, the individual is required to repay the balance.  In determining the allowance for doubtful accounts from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employee’s overall financial position.

Management monitors receivables for any collectability issues.  The Company does not typically require collateral.  Receivables are considered past due when payment is not received in accordance with the contractual terms on the invoice or agreement.  The accrual of interest on receivables is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When the interest accrual is discontinued, all uncollected accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of the remaining past-due principal balance.  Receivables are returned to accrual status when payments are brought current and, in management’s judgment, the receivable will continue to pay as agreed.  An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors.  Accounts deemed uncollectible are charged to the allowance.

Securities Owned

Marketable securities are carried at fair value based on quoted market prices.  Not readily marketable securities are valued at fair value based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time.  Unrealized gains or losses from marking securities owned to market value are included in revenue under the caption “Principal transactions” and in “Equity in income (loss) of limited partnerships.”  Securities not readily marketable include securities (1) for which there is no market on a securities exchange or no independent publicly quoted market, (2) that cannot be publicly offered or sold unless registration is effected under the Securities Act of 1933 or other applicable securities acts, or (3) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company.  Proprietary transactions in regular-way trades and the related income/expense are recorded on the trade date.  Realized gains and losses from sales of securities owned are computed using the average cost method and are also included in revenue under the caption “Principal transactions.”

Investments in not readily marketable securities, marketable securities with insufficient trading volumes, and restricted securities are carried at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At December 31, 2009 and 2008, the Company’s investment portfolios included investments totaling $22.8 million and $32.7 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

Investments in companies and partnerships in which we have significant influence are accounted for by the equity method, which approximates fair value.  Investments in companies and partnerships in which we do not have significant influence are accounted for at cost and evaluated for impairment when impairment indicators are present.  No such indicators were present at December 31, 2009 and 2008.

Furniture, Equipment, and Leasehold Improvements

Furniture, equipment, and leasehold improvements are carried at cost, net of accumulated depreciation. Depreciation of furniture and equipment is computed on a straight line basis over a three to seven year period.  Amortization of leasehold improvements is computed on a straight line basis over the term of the lease.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other.  ASC Topic 350 requires that goodwill be tested for impairment between annual test dates if an event or changing circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount.   The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill and other intangible assets).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance FASB ASC Topic 805, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Other intangible assets consist primarily of customer relationships and trade names acquired in business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized on a straight line basis over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.

Stock-Based Compensation

Stock-based awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award.  Expected forfeitures are included in determining stock-based compensation expense.

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

The Company utilizes a two-step approach to evaluate uncertain tax positions. Recognition, step one, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Measurement, step two, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurement using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

The provision for income taxes includes federal, state, and local income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  Penalties and related interest, if any, are recognized in other general and administrative expense.

The Company recognizes and measures tax positions based on the individual tax position’s amount expected to be sustained upon settlement with the tax authority.

Commissions

Commissions and related clearing expenses are recorded on the trade date as securities transactions occur.

Investment Banking

Investment banking revenue includes sales credits earned on investment banking transactions including participation in syndicates.  Investment banking sales concessions are recorded on settlement date.

Investment Advisory and Related Services

Revenue from investment advisory and related services consists primarily of portfolio and partnership management fees.  Portfolio management fees are received quarterly and are recognized as earned when payments are due.  Partnership management fees are received quarterly and are recognized as earned on a monthly basis.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, accounts payable and accrued liabilities, and payables to broker-dealers approximate cost due to the short period of time to maturity.  Securities owned, and securities sold, not yet purchased are carried at their fair values.  The carrying amount of our borrowings approximates fair value because the interest rate is variable and, accordingly, approximates current market rates.

Sale of Stock and Warrants

On December 16, 2009, the Company sold, for a purchase price of $7.5 million, 1,071,429 shares of common stock and a warrant to purchase common shares in an aggregate value of up to $7.5 million to Fletcher International, Ltd.  The warrant entitles the holder to purchase shares of the Company’s common stock for a period of ten years from the date of issuance at an exercise price of $5.75 per share.  The proceeds from this sale were used to repay the subordinated promissory note issued in connection with the acquisition of Edelman Financial Advisors, LLC (“EFA”).

New Authoritative Accounting Guidance

On July 1, 2009, the ASC became the FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all non-governmental entities in the preparation of financial statements.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the ASC carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section, and Paragraph structure.

FASB ASC Topic 260, Earnings Per Share. On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, Earnings Per Share, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards are participating securities that should be included in the basic earnings (loss) per share calculation. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed under FASB ASC Topic 260. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

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

FASB ASC Topic 805, Business Combinations.  On January 1, 2009, new authoritative guidance under ASC Topic 805, Business Combinations, became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.  ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities, and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies.  Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in acquisition method accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in acquisition method accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies. Adoption of the new guidance had a material impact on the Company’s consolidated financial statements. See “Note 2 — Acquisitions and Dispositions.”

FASB ASC Topic 810, Consolidation.  New authoritative guidance under ASC Topic 810, Consolidation, amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest in subsidiaries. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest in subsidiaries. The new authoritative accounting guidance under ASC Topic 810 was effective for the Company on January 1, 2009 and was applied retrospectively for all periods presented.  Shareholders’ equity changed due to the application of the new authoritative accounting guidance.  Noncontrolling interest, formerly presented as minority interests outside of shareholders’ equity, is now included in equity.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose, design, and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010. Management is evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach.  The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment or other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This new authoritative accounting guidance under ASC Topic 820 was effective for the Company on October 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

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

  2.   ACQUISITIONS AND DISPOSITIONS

On April 1, 2008, the Company acquired 100% of Miller-Green for cash consideration of $3.0 million.  At acquisition, Miller-Green, based in The Woodlands, Texas, managed approximately $400 million in assets.  The acquisition was accounted for as a purchase and, accordingly, the financial information of Miller-Green has been included in the Company’s consolidated financial statements from April 1, 2008.  The consideration exceeded the fair market value of identifiable net tangible assets by $3.0 million, which has been recorded as other intangible assets.

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

On May 10, 2005, the Company acquired a 51% interest in Edelman, one of the leading financial planning firms in the country.  Edelman, based in Fairfax, Virginia, manages approximately $4.5 billion in assets.  On May 12, 2008, the Company purchased an additional 25% membership interest in Edelman.  The Company paid an amount determined based upon Edelman’s 2007 pretax income (the “Second Tranche Consideration”).  The Second Tranche Consideration of $44.4 million, which was paid in a combination of cash and the Company’s common stock, has been recorded as goodwill.

In December 2006, Ric Edelman organized a new entity, EFA, to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area.  In exchange for a 10% membership interest in EFA, we initially committed to loan EFA up to $20.0 million to cover its start-up expenses of which $10.0 million was advanced and subsequently repaid.  On April 1, 2009, the Company acquired an additional 66% membership interest in EFA for aggregate consideration of $25.5 million in cash and a subordinated promissory note in the principal amount of $10.0 million.  Under the terms of the EFA acquisition agreement, the earlier loan agreement was terminated.  The fair value of the Company’s previously-held noncontrolling interest in EFA on April 1, 2009 was $3.0 million.  The consideration exceeded the fair market value of identifiable net tangible assets by $36.3 million, $24.2 million of which has been recorded as goodwill, $22.3 million of which has been recorded as other intangible assets, $7.2 million of which has been recorded as noncontrolling interest, and $3.0 million of which has been recorded as a gain on step acquisition.  All of the goodwill associated with the EFA acquisition is expected to be deductible for tax purposes.  On August 24, 2009, EFA was merged with and into another Edelman subsidiary, Edelman Financial Services, LLC (“EFS”).  From the acquisition date to the date of the merger with EFS, the Company recorded $3.4 million of revenue and a pretax loss of $841,000 associated with EFA which is included in the accompanying Consolidated Statements of Operations.

The EFA acquisition was accounted for using the acquisition method and, accordingly, the financial information of EFA has been included in the Company’s Consolidated Financial Statements from April 1, 2009.  The pro forma combined historical results as if the EFA acquisition had been included in operations commencing January 1, 2007 are as follows (unaudited):

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)

Total revenue	$176,901	$174,217	$155,271
Net income (loss) attributable to
Sanders Morris Harris Group Inc.	(6,303)	(31,547)	1,765
Earnings (loss) per common share:
Basic	$(0.22)	$(1.17)	$0.07
Diluted	$(0.22)	$(1.17)	$0.07

In January 2009, the Company and SMH entered into a Contribution Agreement with Pan Asia China Commerce Corp. (“PAC3”), Madison Williams, and Madison Williams and Company, LLC (“New BD”), pursuant to which (a) PAC3 agreed to subscribe for and purchase a 40% Class A membership interest in Madison Williams in exchange for a cash payment and note and (b) SMH agreed to contribute to New BD the Capital Markets Business, including a specified amount of working capital (as adjusted for any profits or losses incurred in the Capital Markets Business between January 1, 2009, and the date of closing) less (i) the value of the accounts receivable contributed to Madison Williams, (ii) the value of the certain assets in SMH’s New Orleans, Louisiana office, (iii) the value of certain money security deposits and any advance payments, and (iv) the value of certain securities to be mutually agreed upon by the parties in exchange for a 20% Class A membership interest in Madison Williams, cash, and a note issued by Madison Williams to SMH. Current members of management of the Capital Markets Business will retain the remaining 40% membership interest in Madison Williams.

On November 9, 2009, the Company, SMH, PAC3, and Madison Williams entered into an Amended and Restated Contribution Agreement with Fletcher Asset Management, Inc. (“Fletcher”), with respect to the formation of the New BD. Pursuant to the Amended and Restated Contribution Agreement, (a) PAC3’s membership interest in Madison Williams was reduced to a 3.1% Class A membership interest and 28.0% Class B membership interest, (b) SMH’s interest in Madison Williams was reduced to a 17.5% Class A membership interest, (c) Fletcher agreed to subscribe for and purchase a 40.5% Class A membership interest in Madison Williams in exchange for a cash contribution, and (d) the interest of management of Madison Williams was reduced to a 6.5% Class B membership interest.  SMH’s membership interest is subject to call for $4.0 million through December 31, 2010.  The Class A membership interests have a distribution preference over the Class B membership interests until a total of $8.5 million of distributions to the Class A membership interests have been made, and no distributions may be made to any class of Class B membership interests until the SMH note for $8.0 million has been repaid.  This transaction closed on December 9, 2009.  The Company recognized a gain of $8.3 million from the sale of the Capital Markets Business which is included in “Income (loss) from discontinued operations, net of income taxes” in the Consolidated Statements of Operations.  The Company expects to receive its share of profits if and when distributions are made by Madison Williams.

  3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table sets forth pertinent information regarding the allowance for doubtful accounts (in thousands):

Balance at January 1, 2007	$227
Additions charged to cost and expenses	5,308
Charge off of receivables	(3,205)
Balance at December 31, 2007	2,330
Additions charged to cost and expenses	1,180
Charge off of receivables	(2,040)
Balance at December 31, 2008	1,470
Additions charged to cost and expenses	2,642
Charge off of receivables	(1,568)
Balance at December 31, 2009	$2,544

  4.  SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2009 and 2008 were as follows:

	December 31,
	2009		2008
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Marketable:
Corporate stocks and options	$12,695	$8,339	$21,877	$12,803
Corporate bond	3,861	-	-	81
	16,556	8,339	21,877	12,884
Not readily marketable:
Limited partnerships	19,969	-	29,356	-
Warrants	2,429	-	2,316	-
Equities and options	426	-	1,010	-
	22,824	-	32,682	-
	$39,380	$8,339	$54,559	$12,884

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

Investments in limited partnerships are accounted for at fair value, and principally consist of ownership in the following private investment partnerships:  Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners, L.P., Select Sports Group, Ltd., SMH Private Equity Group I, L.P., SMH Private Equity Group II, L.P., and SMH NuPhysicia, LLC.  The Company expects to receive its interests in the limited partnerships over the remaining one to ten year life of the limited partnerships.  A summary of the results of operations and partners’ capital of the limited partnerships is as follows as of and for the years ended December 31, 2009, 2008, and 2007 (unaudited):

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Net investment income (loss)	$(684)	$32,107	$30,751
Unrealized gain (loss) on investments	43,036	(46,949)	(6,803)
Realized gain (loss) on investments	(7,892)	(4,706)	28,308
Increase (decrease) in partners' capital resulting from operations	$34,460	$(19,548)	$52,256
Total assets	$259,400	$286,121	$612,868
Total liabilities	(5,171)	(115,014)	(60,764)
Partners' capital	$254,229	$171,107	$552,104

FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

The following table sets forth by level within the fair value hierarchy securities owned and securities sold, not yet purchased as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities owned	$12,049	$6,930	$13,684	$32,663
Securities sold, not yet purchased	8,228	111	-	8,339

The following table sets forth a summary of changes in the fair value of the Company’s level 3 securities owned for the year ended December 31, 2009:

	Limited		Equities and
	Partnerships	Warrants	Options	Total
	(in thousands)

Balance, beginning of year	$12,729	$10	$684	$13,423
Realized gains	20	-	-	20
Unrealized gains (losses) relating to securities still held at the reporting date	444	(5)	(258)	181
Purchases, issuances, and settlements	60	-	-	60
Balance, end of year	$13,253	$5	$426	$13,684

Net unrealized gains (losses) for level 3 securities owned are a component of “Principal transactions” and “Equity in income (loss) of limited partnerships” in the Consolidated Statements of Operations as follows:

	Year Ended
	December 31, 2009
		Equity in Income
	Principal	(Loss) of Limited
	Transactions	Partnerships
	(in thousands)

Unrealized gains (losses) relating to securities still held at the reporting date	$(100)	$281

At December 31, 2009, the Company had $5.5 million and $1.2 million in securities owned that are valued using the equity method and at cost, respectively.

  5.  RECEIVABLES

Receivables at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(in thousands)

Notes Receivable:
Nonaffiliates	$6,127	$9,002
Employees and executives	2,670	3,269
Other affiliates	8,556	38
Receivables from affiliated limited partnerships	337	471
Receivables from other affiliates	2,946	4,636
Receivable from Endowment Advisers	65,398	70,259
Receivables from broker-dealers	1,112	254
Receivables from customers	22,569	16,344
Current tax receivable	5,901	12,059
Allowances for bad debts	(2,544)	(1,470)
Receivables, net	$113,072	$114,862

In August 2008, we entered into agreements with Salient Partners and Endowment Advisers to repurchase the Company’s interests in such entities for a total of $95.3 million.  The terms of the agreements provide that Endowment Advisers will pay the Company annually the greater of $12.0 million in priority to other distributions, or 23.15% of total distributions, until the Company has received a total of $86.0 million plus 6% per annum.  The Company received an additional $9.3 million note for its 50% interest in Salient Partners, payable with interest over a five-year period.  In May 2009, the principal amount of the Salient note was reduced by $2.25 million to reflect an offset of certain liabilities that the Company agreed to pay under the agreements.  In connection with such transactions, the Company recorded receivables in the amount of $76.7 million representing the net present value of the expected receipts using a weighted average imputed interest rate of 11.8%.  The Salient note is included in “Notes receivable: Nonaffiliates” in the above table.

  6.  DEPOSITS WITH CLEARING ORGANIZATIONS

Under its clearing agreements, SMH is required to maintain a certain level of cash or securities on deposit with clearing organizations.  Should the clearing organizations suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing organizations.  The Company had $2.5 million and $1.1 million on deposit as of December 31, 2009 and 2008, respectively, with clearing organizations to meet this requirement.

  7.  FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Furniture, equipment, and leasehold improvements at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(in thousands)

Furniture and fixtures	$4,627	$5,209
Equipment	10,514	9,539
Leasehold improvements	15,785	17,277
Accumulated depreciation and amortization	(16,309)	(13,166)
Furniture, equipment, and leasehold improvements, net	$14,617	$18,859

  8.  BORROWINGS

In May 2009, the Company borrowed $25.0 million under a credit agreement with a bank, the proceeds of which were used to complete the EFA acquisition.  The credit agreement matures on October 31, 2012 and bears interest at the greater of the prime rate or 5%.  Principal of $595,000 plus interest is payable monthly.  The credit agreement is secured by substantially all of the assets of the Company.  The credit agreement contains various covenants customary for transactions of this type including the requirement that the Company maintain minimum financial ratios, net worth, liquid assets, and cash balances, as well as minimum assets under management, and meet monthly, quarterly, and annual reporting requirements.  The credit agreement also contains covenants that restrict the ability of the Company, among other things, to incur indebtedness, pay dividends or distributions, make capital expenditures and other restricted payments, including investments, and consummate asset sales.  At December 31, 2009, the Company was in compliance with all covenants.

The following table shows future maturities related to this credit agreement (in thousands):

2010	$7,143
2011	7,143
2012	5,952

  9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(in thousands)

Accounts payable	$7,661	$4,898
Compensation	17,841	19,221
Other	9,855	12,525
Total accounts payable and accrued liabilities	$35,357	$36,644

In conjunction with the sale of the Company’s interests in Salient Partners and Endowment Advisers, the Company recorded a payable in the amount of $4.1 million representing the net present value of future incentive compensation payments.  The payable for these incentive compensation payments will be satisfied through deductions in payments received in connection with the sale of our interest in Endowment Advisers.  This payable is included in “Other” in the above table. The balance of this payable was $2.0 million at December 31, 2009.

  10.  INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

From continuing operations:
Current	$(2,249)	$(3,246)	$5,533
Deferred	(122)	14,945	(2,950)
Income tax provision from continuing operations	(2,371)	11,699	2,583
From discontinued operations	(289)	(3,007)	440
Income tax provision (benefit)	$(2,660)	$8,692	$3,023

The difference between the effective tax rate reflected in the income tax provision from continuing operations and the statutory federal rate is analyzed as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Expected federal tax at statutory rate of 34%	$(2,576)	$(2,931)	$2,440
Goodwill impairment	285	13,175	-
State income taxes	(455)	(517)	431
Other	375	1,972	(288)
Total	$(2,371)	$11,699	$2,583

The effective tax rates from continuing operations for the years ended December 31, 2009, 2008, and 2007 were 31.3%, (135.7)%, and 36.0%, respectively.

The components of the deferred income tax assets and liabilities were as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred income tax assets:
Unrealized loss on securities owned	$-	$733
Capital loss carryforward	2,319	-
Charitable contributions	25	-
Accumulated depreciation	-	294
Accrued liabilities	16	16
Allowance for doubtful accounts	965	558
Deferred compensation	350	350
Restricted stock compensation	708	1,208
Stock option compensation	255	247
Goodwill and other intangible assets amortization/impairment	8,545	5,158
Total deferred tax assets	13,183	8,564
Deferred income tax liabilities:
Unrealized gain on securities owned	(1,154)	-
Accumulated depreciation	(132)	-
Unrealized gains on securities available for sale	(101)	(101)
Prepaid expenses	(134)	(136)
Imputed interest expense	(186)	(186)
State franchise tax	(319)	-
Section 141R step up	(1,139)	-
Gain on sale of business	(25,473)	(22,673)
Total deferred tax liabilities	(28,638)	(23,096)
Net deferred tax liability	$(15,455)	$(14,532)

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

The current tax receivable at December 31, 2009 and 2008 was $5.9 million and $12.1 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examination by the taxing authorities for years before 2006.  The Company files in several state tax jurisdictions.  The Company is no longer subject to state income tax examination by the taxing authorities with limited exceptions for years before 2006.

  11.  ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

Substantially all employees are eligible to participate in the Sanders Morris Harris Group Inc. 401(k) defined contribution plan.  The Company made no contributions to this plan in 2009, 2008, and 2007.

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

During the years ended December 31, 2009, 2008, and 2007, 42,500, 246,078, and 55,200 options were exercised for which the Company received proceeds of $195,000, $1.2 million, and $257,000, respectively, and the tax benefit realized from stock option exercises was $17,000, $373,000, and $119,000, respectively.  The Company recognized pretax compensation cost of $21,000, or $13,000 net of tax, for the year ended December 31, 2009; $166,000, or $100,000 net of tax, for the year ended December 31, 2008; and $144,000, or $88,000 net of tax, for the year ended December 31, 2007.  There was no unrecognized stock-based compensation expense related to stock options at December 31, 2009.

The following table sets forth information regarding the Company’s stock options for each of the three years in the period ended December 31, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise Price	Life	Value
			(in years)	(in thousands)

Outstanding at January 1, 2007	911,585	$8.08
Exercised	(55,200)	4.66		$340
Oustanding at December 31, 2007	856,385	8.30
Granted	50,000	8.17
Exercised	(246,078)	4.89		1,085
Oustanding at December 31, 2008	660,307	9.56
Exercised	(42,500)	4.59		49
Cancelled/Forfeited	(16,666)	8.17
Oustanding at December 31, 2009	601,141	9.95	3.63	–

Options exercisable at December 31, 2009	601,141	9.95	3.63	–

Options available for grant at December 31, 2009	2,797,240

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Wgtd. Avg.		Number
Range of	Outstanding at	Remaining	Wgtd. Avg.	Exercisable at	Wgtd. Avg.
Exercise Prices	12/31/2009	Contr. Life	Exercise Price	12/31/2009	Exercise Price
		(in years)

$4.44-$6.04	237,807	0.67	$4.86	237,807	$4.86
$7.91-$9.15	58,334	6.12	8.16	58,334	8.16
$12.02-$17.20	305,000	5.46	14.27	305,000	14.27
$4.44-$17.20	601,141	3.63	9.95	601,141	9.95

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model.  There were no stock options granted during 2009 and 2007.  During 2008, stock options were granted with the following weighted-average assumptions:

2008
Expected life in years	10.00
Interest rate	3.17%
Volatility	28.33%
Dividend yield	2.20%
Weighted average fair value of options granted during the period	$2.47

  Restricted Stock

The 1998 Incentive Plan permits the Company to grant restricted common stock to its employees.  Additionally, eligible employees and consultants are allowed to purchase, in lieu of salary, commission, or bonus, shares of the Company’s restricted common stock at a price equal to 66.66% of the 20-day average of the closing sales price of the Company’s common stock, ending on the day prior to the date the shares are issued.  All shares are valued at the closing price on the date the shares are issued.  The value of restricted shares granted, less consideration paid, if any, is amortized to compensation expense over a one to five year vesting period.

Employees deferred compensation of $40,000, $151,000, and $225,000 during the years ended December 31, 2009, 2008, and 2007, respectively, that was used to purchase restricted common stock.  The Company recognized pretax compensation expense of $3.7 million, $2.7 million, and $2.3 million, or $2.2 million, $1.6 million, and $1.4 million net of tax, during the years ended December 31, 2009, 2008, and 2007, respectively, related to its restricted common stock plan.

The following table summarizes certain information related to restricted common stock grants at December 31, 2009:

	Number of	Weighted Average
	Shares	Grant Date Fair Value

Nonvested at January 1, 2009	683,116	$11.06

Nonvested at December 31, 2009	490,076	8.17

For the year ended December 31, 2009:

Granted	322,680	4.72

Vested	494,200	9.91

Forfeited	21,520	8.27

At December 31, 2009, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock totaled $2.4 million and is expected to be recognized over the next 3.0 years.  The fair value of restricted stock vested during the years ended December 31, 2009, 2008, and 2007 was $2.4 million, $1.5 million, and $2.2 million, respectively.

  12.  PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.10 per share. Shares of preferred stock may be issued from time to time by the board of directors, without action by the shareholders, in one or more series with such designations, preferences, special rights, qualifications, limitations, and restrictions as may be designated by the board of directors prior to the issuance of such series.  No shares of preferred stock have been issued as of December 31, 2009.

  13.  TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock.  Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices.  Such repurchases are accounted for using the cost method.  The Company repurchased 6,809, 119,800, and 189,874 shares of its common stock at an average price of $4.16, $9.70, and $9.37 per share during the years ended December 31, 2009, 2008, and 2007, respectively, related to this program.  During 2009, the Company issued 262,180 treasury shares at an aggregate cost of $1.6 million in connection with the acquisition of EFA and 793,714 treasury shares at an aggregate cost of $4.8 million in connection with the sale of stock and warrants to Fletcher International, Ltd.

  14.  EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations were as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)

Income (loss) from continuing operations	$(5,205)	$(20,319)	$4,594
Income (loss) from discontinued operations, net of tax	(277)	(4,974)	499
Net income (loss) attributable to the Company	$(5,482)	$(25,293)	$5,093

Basic earnings (loss) per common share:
Continuing operations	$(0.18)	$(0.75)	$0.19
Discontinued operations	(0.01)	(0.19)	0.02
Net earnings (loss)	$(0.19)	$(0.94)	$0.21

Diluted earnings (loss) per common share:
Continuing operations	$(0.18)	$(0.75)	$0.18
Discontinued operations	(0.01)	(0.19)	0.02
Net earnings (loss)	$(0.19)	$(0.94)	$0.20

Weighted average number of common shares outstanding:
Basic	28,402	26,972	24,777
Incremental common shares issuable under stock option plan, net	-	-	309
Diluted	28,402	26,972	25,086

Outstanding stock options of 601,000, 511,000, and 305,000 at December 31, 2009, 2008, and 2007, respectively, have not been included in diluted earnings (loss) per common share because to do so would have been antidilutive for the years presented.  Warrants outstanding at December 31, 2009 to purchase shares of common stock in an aggregate value of up to $7.5 million at an exercise price of $5.75 per common share have also not been included in diluted earnings (loss) per common share because to do so would have been antidilutive for the year.  There were no warrants outstanding at December 31, 2008 or 2007.

  15.  GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and other intangible assets for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31, 2009
			Amortizable Intangible Assets:			Total Other
			Covenants Not	Customer		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Subtotal	Assets
	(in thousands)

Balance, beginning of year	$63,078	$4,526	$450	$7,589	$8,039	$12,565
Acquisition of EFA	24,167	15,000	4,000	3,300	7,300	22,300
Leonetti purchase price adjustment	(319)	-	-	-	-	-
Impairment charges	(13,471)	(1,104)	-	-	-	(1,104)
Amortization of other intangible assets	-	-	(767)	(796)	(1,563)	(1,563)
Balance, end of year	$73,455	$18,422	$3,683	$10,093	$13,776	$32,198

	Year Ended December 31, 2008
			Amortizable Intangible Assets:			Total Other
			Covenants Not	Customer		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Subtotal	Assets
	(in thousands)

Balance, beginning of year	$88,461	$2,246	$527	$3,654	$4,181	$6,427
Edelman Second Tranche Consideration	44,367	-	-	-	-	-
Acquisition of Miller-Green	-	1,104	57	1,862	1,919	3,023
Acquisition of Leonetti	2,057	1,403	64	2,652	2,716	4,119
Sale of Salient and Endowment Advisers	(15,336)	-	-	-	-	-
Impairment charges	(56,471)	(227)	-	-	-	(227)
Amortization of other intangible assets	-	-	(198)	(579)	(777)	(777)
Balance, end of year	$63,078	$4,526	$450	$7,589	$8,039	$12,565

All of the Company’s goodwill and other intangible assets, net, are related to the Wealth Management business segment.

The goodwill impairment charges recognized reflect impairment due to market deterioration experienced in 2008 and during the first quarter of 2009.  The amount of the impairment losses was determined based on the calculation process specified in FASB ASC Topic 350, Intangibles – Goodwill and Other, which compared carrying value to the estimated fair value of assets and liabilities.  Factors considered in determining fair value include, among other things, the Company’s market capitalization as determined by quoted market prices for its common stock and the value of the Company’s reporting units.  The Company uses several methods to value its reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and multiples of assets under management.

Other intangible assets consist primarily of customer relationships and trade names acquired in business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized on a straight line basis over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  Other intangible assets are tested for impairment by comparing expected future cash flows to the carrying amount of the intangible assets.  The Company recognized trade name impairments of $1.1 million and $227,000 during the years ended December 31, 2009 and 2008, respectively.

Goodwill and other intangible assets, net, are classified as level 3 within the fair value hierarchy.

As of December 31, 2009, the remaining weighted-average amortization period is 4.33 years for covenants not to compete and 12.13 years for customer relationships included in the table above.

The following table shows estimated future amortization expense related to these intangible assets (in thousands):

2010	$1,710
2011	1,710
2012	1,699
2013	1,696
2014	1,096
Thereafter	5,865

  16.  COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $420,000, $250,000, $245,000, $230,000, and $96,000 to the owners of five of the offices that we lease to secure payment of our lease obligations for those facilities.

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

In the normal course of business, the Company may enter into underwriting commitments.  There were no firm underwriting commitments open at December 31, 2009.

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

In July 2008, the Dallas regional office of the Financial Industry Regulatory Authority (“FINRA”) conducted a routine examination of SMH’s broker-dealer activities.  SMH received an examination report on December 31, 2008, which identified a number of deficiencies in SMH’s operations.  In April 2009, SMH resolved half of the deficiencies noted through a compliance conference procedure. The remaining deficiencies are subject to possible enforcement action by FINRA. SMH has not received a Wells notice from FINRA with respect to the deficiencies, which is a formal notice from FINRA that it intends to take enforcement action. SMH is in communication with the FINRA staff to resolve the matter.  However, there is no assurance that a prompt resolution can be reached or that the ultimate impact on SMH and the Company will not be material.

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

Total rental expense for operating leases was $6.1 million, $5.3 million, and $4.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.  Certain leases contain provisions for renewal options and escalation clauses based on increases in certain costs incurred by the lessor.  We amortize office lease incentives and rent escalations on a straight line basis over the life of the respective leases.  The Company and its subsidiaries have obligations under operating leases that expire by 2018 with initial noncancelable terms in excess of one year.  Future minimum commitments under these operating leases are as follows (in thousands):

2010	$10,567
2011	10,367
2012	9,364
2013	7,810
2014	4,553
Thereafter	11,122
Total minimum rental payments	53,783
Minimum sublease rentals	(6,837)
Net minimum rental payments	$46,946

  17.  CONCENTRATIONS OF RISK

Financial investments that potentially subject the Company to concentrations of credit risk primarily consist of securities owned, and all receivables.  The Company’s securities portfolio has a concentration in companies in the energy and life sciences sectors.  Risks and uncertainties associated with financial investments include credit exposure, interest rate volatility, regulatory changes, and changes in market values of equity securities.  Future changes in market trends and conditions may occur that could cause actual results to differ materially from the estimates used in preparing the accompanying consolidated financial statements.

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

The Company is subject to credit risk to the extent that its deposits with commercial banks exceed the Federal Deposit Insurance Corporation insurable limit of $250,000.  Management does not consider this risk to be significant.

  18.  NET CAPITAL REQUIREMENTS OF SUBSIDIARY

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2009, SMH had net capital, as defined, of $10.8 million, which was $9.8 million in excess of its required net capital of $1.0 million.  At December 31, 2009, SMH had aggregate indebtedness of $14.8 million.  SMH’s aggregate indebtedness to net capital ratio was 1.37 to 1 at December 31, 2009.

  19.  BUSINESS SEGMENT INFORMATION

The Company has two operating segments, Wealth Management and Institutional Services, and one non-operating segment, Corporate Support and Other. The business segments are based upon factors such as the services provided and distribution channels served. Certain services are provided to customers through more than one of our business segments.

In December 2009, the Company completed the sale of its Capital Markets Business which consisted of our investment banking, and most of our New York institutional trading, sales, and research businesses (excluding The Juda Group and the Concept Capital division).  As a result of this transaction, management realigned its reportable segments to reflect its remaining operations and the Capital Markets segment was renamed the Institutional Services segment.  Prior period amounts were reclassified to reflect the new reportable segments.

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

The Institutional Services segment generally provides corporate financing services to its institutional client base.  These services are provided through two divisions:  (i) institutional brokerage and (ii) prime brokerage services.

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

•
The Prime Brokerage Services division provides trade execution, clearing and custody services mainly through Goldman Sachs, and other back-office services to hedge funds and other professional traders. Prime broker revenue consists of commissions and principal credits earned on equity and fixed income transactions, interest income from securities lending services to customers, and net interest on customers’ margin loan and credit account balances.

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

The following summarizes certain financial information of each reportable business segment for the years ended December 31, 2009, 2008, and 2007.  The Company does not analyze asset information in all business segments.

	Year Ended December 31,
	2009	2008	2007
		(in thousands)
Revenue:
Wealth Management	$100,941	$101,950	$103,461
Institutional Services:
Institutional brokerage	4,814	6,574	11,723
Prime brokerage services	60,961	61,658	36,583
Institutional Services Total	65,775	68,232	48,306
Corporate Support and Other	8,648	1,759	3,304
Total	$175,364	$171,941	$155,071

Income (loss) from continuing operations before equity in income (loss) of limited partnerships and income taxes:
Wealth Management	$26,683	$35,276	$33,875
Institutional Services:
Institutional brokerage	(638)	(1,823)	822
Prime brokerage services	277	2,851	2,750
Institutional Services Total	(361)	1,028	3,572
Corporate Support and Other	(30,438)	(76,659)	(18,273)
Total	$(4,116)	$(40,355)	$19,174

Equity in income (loss) of limited partnerships:
Wealth Management	$(898)	$51,901	$8,479
Institutional Services:
Institutional brokerage	-	-	-
Prime brokerage services	-	-	-
Institutional Services Total	-	-	-
Corporate Support and Other	(450)	(13,270)	(4,639)
Total	$(1,348)	$38,631	$3,840

Gain on step acquisition:
Wealth Management	$-	$-	$-
Institutional Services:
Institutional brokerage	-	-	-
Prime brokerage services	-	-	-
Institutional Services Total	-	-	-
Corporate Support and Other	3,000	-	-
Total	$3,000	$-	$-

Income (loss) from continuing operations before income taxes:
Wealth Management	$25,785	$87,177	$42,354
Institutional Services:
Institutional brokerage	(638)	(1,823)	822
Prime brokerage services	277	2,851	2,750
Institutional Services Total	(361)	1,028	3,572
Corporate Support and Other	(27,888)	(89,929)	(22,912)
Total	$(2,464)	$(1,724)	$23,014

Net income attributable to the noncontrolling interest:
Wealth Management	$(5,112)	$(6,896)	$(15,837)
Institutional Services:
Institutional brokerage	-	-	-
Prime brokerage services	-	-	-
Institutional Services Total	-	-	-
Corporate Support and Other	-	-	-
Total	$(5,112)	$(6,896)	$(15,837)

  20.  SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Cash payment (refund) for income taxes, net	$(8,774)	$2,320	$5,742
Cash paid for interest	1,503	9	23
Non-cash investing activities:
Acquisitions:
Receivables	-	10	-
Goodwill	1,859	24,136	2,400
Accounts payable and accrued liabilities	-	(290)	-
Noncontrolling interest	-	77	-
Common stock	(1,859)	(23,933)	(2,400)
Dispositions:
Receivables	7,850	-	-
Securities owned	1,200	-	-
Furniture, equipment, and leasehold improvements, net	(2,729)	-	-
Other assets and prepaid expenses	(133)	-	-
Accounts payable and accrued liabilities	2,440	-	-
Additional paid-in capital	(336)	-	-
Sale of nonmarketable securities:
Receivables	(1,824)	76,727	-
Sale of limited partnerships	-	(72,583)	-
Accounts payable and accrued liabilities	1,824	(4,144)	-
Non-cash financing activities:
Dividends declared not yet paid	1,345	1,267	1,121

  21.  RELATED PARTY TRANSACTIONS

The Company had receivables from related parties totaling $14.5 million and $8.4 million at December 31, 2009 and 2008, respectively, primarily consisting of $2.3 million and $4.4 million, respectively, of advances to unconsolidated related entities to fund operating expenses and $2.7 million and $3.3 million, respectively, of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company.  The notes receivable from employees and consultants typically are forgiven over a one to six-year period and have tiered maturities from 2010 through 2016.  The December 31, 2009 balance also includes the $8.0 million note issued by Madison Williams to the Company in connection with the Capital Markets transaction.

SMH earned fees of $768,000, $2.6 million, and $3.4 million in 2009, 2008, and 2007, respectively, through the sale of annuity products from HWG Insurance Agency, Inc. (“HWG”).  The sole shareholder of HWG was an employee of SMH.  Ownership of HWG was transferred to SMH during 2009.

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

During 2001, the Company formed PTC – Houston Management, L.P. (“PTC”) to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston.  A former advisory director of the Company and his family are the principal owners of an entity that is a 50% owner of PTC.  Net operating income recognized by PTC totaled $2.3 million, $1.4 million, and $248,000 in 2009, 2008, and 2007, respectively, of which $974,000, $643,000, and $118,000, respectively, was attributable to the Company and $1.1 million, $716,000, and $124,000, respectively, was attributable to the advisory director-owned entity.  The Company has granted a 7.5% ownership interest in PTC to an employee who serves as a manager of PTC.

  22.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Three Months Ended,
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009
	(in thousands, except per share amounts)

Total revenue	$35,857	$48,071	$41,413	$50,023

Income (loss) from continuing operations, net of tax	$(9,435)	$3,474	$4,954	$914
Income (loss) from discontinued operations, net of tax	(2,357)	(737)	(841)	3,658
Net income (loss)	(11,792)	2,737	4,113	4,572
Less: Net (income) loss attributable to the noncontrolling interest	(1,052)	(1,204)	(1,409)	(1,447)
Net income (loss) attributable to Sanders Morris Harris Group Inc.	$(12,844)	$1,533	$2,704	$3,125

Basic earnings (loss) per common share:
Continuing operations	$(0.38)	$0.08	$0.13	$(0.02)
Discontinued operations	(0.09)	(0.03)	(0.03)	0.13
Net earnings (loss)	$(0.47)	$0.05	$0.10	$0.11

Diluted earnings (loss) per common share:
Continuing operations	$(0.38)	$0.08	$0.12	$(0.02)
Discontinued operations	(0.09)	(0.03)	(0.03)	0.13
Net earnings (loss)	$(0.47)	$0.05	$0.09	$0.11

Weighted average common shares oustanding - basic	27,567	27,733	27,797	28,676

Weighted average common shares outstanding - diluted	27,567	28,338	28,497	28,676

	Three Months Ended,
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008
	(in thousands, except per share amounts)

Total revenue	$38,089	$44,792	$40,564	$48,496

Income (loss) from continuing operations, net of tax	$3,319	$11,342	$29,081	$(57,165)
Loss from discontinued operations, net of tax	(2,538)	(85)	(1,063)	(1,288)
Net income (loss)	781	11,257	28,018	(58,453)
Less: Net (income) loss attributable to the noncontrolling interest	(2,888)	(5,065)	942	115
Net income (loss) attributable to Sanders Morris Harris Group Inc.	$(2,107)	$6,192	$28,960	$(58,338)

Basic earnings (loss) per common share:
Continuing operations	$0.02	$0.23	$1.07	$(2.03)
Discontinued operations	(0.10)	-	(0.04)	(0.04)
Net earnings (loss)	$(0.08)	$0.23	$1.03	$(2.07)

Diluted earnings (loss) per common share:
Continuing operations	$0.02	$0.23	$1.07	$(2.03)
Discontinued operations	(0.10)	-	(0.04)	(0.04)
Net earnings (loss)	$(0.08)	$0.23	$1.03	$(2.07)

Weighted average common shares oustanding - basic	24,940	26,760	28,033	28,129

Weighted average common shares outstanding - diluted	25,165	26,918	28,192	28,129

  23.  DISCONTINUED OPERATIONS

During the first quarter of 2009, SMH closed three retail offices.  This decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  The results of operations for these offices have been reclassified as discontinued operations for all periods presented.

During the fourth quarter of 2009, SMH contributed to Madison Williams the Capital Markets Business in exchange for a 17.5% Class A membership interest in Madison Williams, cash, and a note issued by Madison Williams to the Company.  The results of operations for the Capital Markets Business have been reclassified as discontinued operations for all periods presented.

A summary of selected financial information of discontinued operations is as follows for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Operating activities:
Revenue	$25,364	$24,389	$30,741
Expenses	34,904	32,370	29,802
Income (loss) from discontinued operations before noncontrolling interest and income taxes	(9,540)	(7,981)	939
Noncontrolling interest in net loss of consolidated companies	192	-	-
Income (loss) from discontinued operations before income taxes	(9,348)	(7,981)	939
Provision (benefit) for income taxes	(3,158)	(3,007)	440
Income (loss) from operations of discontinued operations	(6,190)	(4,974)	499
Gain on sale of Capital Markets Business, net of income taxes	5,913	-	-
Income (loss) from discontinued operations	$(277)	$(4,974)	$499

Major classes of assets and liabilities of the closed offices and the Capital Markets Business accounted for as discontinued operations in the accompanying consolidated balance sheets at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(in thousands)

Cash and cash equivalents	$-	$823
Receivables, net	-	557
Deposits with clearing organizations	-	500
Furniture, equipment, and leasehold improvements, net	179	1,058
Other assets and prepaid expenses	-	117
Total assets of discontinued operations	$179	$3,055
Accounts payable and accrued liabilities	$89	$1,871
Payable to broker-dealers and clearing organizations	-	8
Total liabilities of discontinued operations	$89	$1,879
Noncontrolling interest	$-	$676

  24.  SUBSEQUENT EVENTS

On January 1, 2010, the Company completed the acquisition of a 51% interest in Investor Financial Solutions, a wealth management firm based in Huntington Beach, California with approximately $110 million in assets under management for $1.0 million, $750,000 of which was payable at acquisition with the remainder, subject to adjustment based on gross revenue of Investor Financial Solutions, payable in July 2011.

On February 18, 2010, the Company’s board of directors declared a cash dividend for the first quarter of 2010 in the amount of $0.045 per share of common stock.  The cash dividend will be payable on April 19, 2010, to holders of record as of the close of business on April 5, 2010.

In February 2010, we entered into an agreement with the principals of the Concept Capital division pursuant to which we agreed to contribute certain of the assets, properties, and other rights pertaining to the Concept Capital division, including the prime brokerage, research and capital markets, fund accounting and administration, and research library businesses, including the Washington Research Group to Concept Capital Markets, LLC and Concept Capital Administration, LLC, two new entities formed by the principals of the Concept Capital division. We will retain a 24% capital interest and 43.48% profit and loss interest in Concept Capital Markets, LLC and a 43.48% member interest in Concept Capital Administration, LLC. The terms of the transaction provide generally that we will retain 50% of the cash and cash equivalents held by the division at closing. Current members of management of the division will retain the remaining interests in the new entities. The transaction is expected to close following approval by the Financial Industry Regulatory Authority (“FINRA”) of a new member application by Concept Capital Markets, LLC and a continuing membership application by Sanders Morris Harris Inc., which we anticipate will be in the second half of 2010.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

Item 9A.  Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act), as of December 31, 2009, the end of the fiscal period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In the fourth quarter of 2009, the Company strengthened the review and interpretive capabilities of the Company’s financial reporting process by engaging a technical consultant to perform specific review and advisory procedures as needed.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sanders Morris Harris Group Inc.

We have audited the Sanders Morris Harris Group Inc.’s (a Texas Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Sanders Morris Harris Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Sanders Morris Harris Group Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sanders Morris Harris Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements operations, changes in equity, and cash flows for the year then ended and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 16, 2010

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

1. Financial Statements

The following financial statements of the Company and Reports of Independent Registered Public Accounting Firm are included under Part II Item 8 of this Form 10-K.
Page
Sanders Morris Harris Group Inc.
Report of Independent Registered Public Accounting Firm	39
Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets as of December 31, 2009 and 2008	41
Consolidated Statements of Operations for each of the years in the three-year period ended
December 31, 2009	42
Consolidated Statements of Changes in Equity for each of the years in the
three-year period ended December 31, 2009	43
Consolidated Statements of Cash Flows for each of the years in the three-year period ended
December 31, 2009	44
Notes to Consolidated Financial Statements	45

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2010.

SANDERS MORRIS HARRIS GROUP INC.

By:	/s/ GEORGE L. BALL
George L. Ball
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March 2010.

Signature	Title

/s/ GEORGE L. BALL	Chief Executive Officer and Chairman of the Board
George L. Ball	(Principal Executive Officer)

/s/ RIC EDELMAN	President and Director
Ric Edelman

/s/ BEN T. MORRIS	Vice Chairman
Ben T. Morris

/s/ DON A. SANDERS	Vice Chairman
Don A. Sanders

/s/ RICHARD E. BEAN	Director
Richard E. Bean

/s/ CHARLES W. DUNCAN, III	Director
Charles W. Duncan, III

/s/ SCOTT MCCLELLAND	Director
Scott McClelland

/s/ ALBERT W. NIEMI, JR., PH.D.	Director
Albert W. Niemi, Jr., Ph.D.

/s/ W. BLAIR WALTRIP	Director
W. Blair Waltrip

/s/ RICK BERRY	Chief Financial Officer
Rick Berry	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
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

†10.05
Employment Agreement dated as of May 10, 2005, between The Edelman Financial Center, LLC and Fredric M. Edelman  (Filed as Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-30066), and incorporated herein by reference).

*†10.06	Sanders Morris Harris Group Inc. 2009 Management Incentive Program.
*†10.07	Sanders Morris Harris Group Inc. 2009 Supplemental Bonus Plan.
10.08
Office Lease Agreement and related amendments dated September 25, 1996, between Texas Tower Limited and Sanders Morris Mundy Inc. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-30066), and incorporated herein by reference).

10.09
Eleventh Amendment to Lease Agreement dated as of December 21, 2006, between Texas Tower Limited and Sanders Morris Harris Inc. (Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-30066), and incorporated herein by reference).

10.10
Reorganization and Purchase Agreement dated as of May 10, 2005, among Sanders Morris Harris Group Inc., The Edelman Financial Center, Inc., The Edelman Financial Center, LLC, and Fredric M. Edelman (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 10, 2005 (File No. 000-30066), and incorporated herein by reference).

10.11
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

10.12
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

10.13
Letter agreement dated as of January 1, 2009, among Sanders Morris Harris Group, Inc., Fredric M. Edelman, and Edward Moore  (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 29, 2009 (File No. 000-30066), and incorporated herein by reference).

10.14
Credit Agreement dated as of May 11, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank.  (Filed as Exhibit 10.08 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-30066), and incorporated herein by reference).

10.15
First Amendment to Credit Agreement dated as of June 23, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank  (Filed as Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-30066), and incorporated herein by reference).

10.16
Second Amendment to Credit Agreement dated as of July 15, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank  (Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-30066), and incorporated herein by reference).

10.17
Third Amendment to Credit Agreement dated as of September 15, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank  (Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-30066), and incorporated herein by reference).

10.18
Fourth Amendment to Credit Agreement dated as of September 30, 2009, between Sanders Morris Harris Group Inc. and Prosperity Bank  (Filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-30066), and incorporated herein by reference).

*21.1	Subsidiaries of Sanders Morris Harris Group Inc.
*23.1	Consent of KPMG LLP.
*23.2	Consent of Grant Thornton LLP.
*31.1	Rule 13a-14(a)/15d - 14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d - 14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.
†  Management contract or compensation plan or arrangement.