Form 10-Q
period 2010-03-31
SANDERS MORRIS HARRIS GROUP INC
filed 2010-05-10
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

(713) 224-3100

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

As of May 6, 2010, the registrant had 29,993,394 outstanding shares of common stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and cash equivalents	$40,323	$41,926
Receivables, net	115,035	113,072
Deposits with clearing organizations	2,473	2,527
Securities owned	32,028	39,380
Furniture, equipment, and leasehold improvements, net	14,417	14,617
Other assets and prepaid expenses	3,354	2,863
Goodwill, net	73,864	73,455
Other intangible assets, net	32,708	32,198
Total assets	$314,202	$320,038

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$32,377	$35,357
Borrowings	18,452	20,238
Deferred tax liability, net	15,697	15,455
Securities sold, not yet purchased	5,877	8,339
Payable to broker-dealers and clearing organizations	15	22
Total liabilities	72,418	79,411

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,006,622 and 29,882,238 shares issued, respectively	300	299
Additional paid-in capital	241,805	240,450
Accumulated deficit	(15,493)	(16,555)
Treasury stock, at cost, 367,798 and 0 shares, respectively	(1,889)	-
Total Sanders Morris Harris Group Inc. shareholders' equity	224,723	224,194
Noncontrolling interest	17,061	16,433
Total equity	241,784	240,627
Total liabilities and equity	$314,202	$320,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue:
Investment advisory and related services	$21,933	$14,185
Commissions	11,362	10,404
Investment banking	1,497	280
Principal transactions	6,717	6,289
Interest and dividends	2,795	2,627
Other income	2,756	2,073
Total revenue	47,060	35,858

Expenses:
Employee compensation and benefits	29,537	23,066
Floor brokerage, exchange, and clearance fees	1,248	1,699
Communications and data processing	3,048	2,295
Occupancy	3,318	2,811
Interest	460	180
Goodwill and other intangible assets impairment charges	-	14,928
Amortization of other intangible assets	445	209
Other general and administrative	7,832	5,357
Total expenses	45,888	50,545

Income (loss) from continuing operations before equity in income (loss) of limited partnerships and income taxes	1,172	(14,687)
Equity in income (loss) of limited partnerships	3,226	(498)
Income (loss) from continuing operations before income taxes	4,398	(15,185)
Provision (benefit) for income taxes	1,240	(5,751)
Income (loss) from continuing operations, net of income taxes	3,158	(9,434)
Loss from discontinued operations, net of income taxes	(112)	(2,358)
Net income (loss)	3,046	(11,792)
Less: Net income attributable to the noncontrolling interest	(1,211)	(1,052)
Net income (loss) attributable to Sanders Morris Harris Group Inc.	$1,835	$(12,844)

Basic earnings (loss) per common share:
Continuing operations	$0.07	$(0.38)
Discontinued operations	(0.01)	(0.09)
Net earnings (loss)	$0.06	$(0.47)

Diluted earnings (loss) per common share:
Continuing operations	$0.07	$(0.38)
Discontinued operations	(0.01)	(0.09)
Net earnings (loss)	$0.06	$(0.47)

Weighted average common shares outstanding:
Basic	29,915	27,567
Diluted	29,920	27,567

Amounts attributable to Sanders Morris Harris Group Inc. common shareholders:
Income (loss) from continuing operations, net of income taxes	$1,947	$(10,486)
Discontinued operations, net of income taxes	(112)	(2,358)
Net income (loss)	$1,835	$(12,844)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the three months ended March 31, 2010
(in thousands, except share and per share amounts)
(unaudited)

	Amounts	Shares

Common stock:
Balance, beginning of period	$299	29,882,238
Stock issued pursuant to employee benefit plan	1	124,384
Balance, end of period	300	30,006,622
Additional paid-in capital:
Balance, beginning of period	240,450
Stock issued pursuant to employee benefit plan; including tax benefit	44
Cash settlement of stock options	(140)
Tax adjustment related to employee benefit plan	859
Stock-based compensation expense	592
Balance, end of period	241,805
Accumulated deficit:
Balance, beginning of period	(16,555)
Cumulative effect of adoption of a new accounting principle	577
Cash dividends ($0.045 per share)	(1,350)
Net income attributable to Sanders Morris Harris Group Inc.	1,835
Balance, end of period	(15,493)
Treasury stock:
Balance, beginning of period	-	-
Acquisition of treasury stock	(1,889)	(367,798)
Balance, end of period	(1,889)	(367,798)
Noncontrolling interest:
Balance, beginning of period	16,433
Cumulative effect of adoption of a new accounting principle	(462)
Purchase of membership interest	410
Contributions	-
Distributions	(531)
Net income attributable to the noncontrolling interest	1,211
Balance, end of period	17,061
Total equity and common shares outstanding	$241,784	29,638,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,046	$(11,792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sales of assets	1	12
Depreciation	1,092	1,038
Provision for bad debts	1,505	24
Stock-based compensation expense	592	689
Goodwill and other intangible assets impairment charges	-	14,928
Amortization of other intangible assets	445	209
Deferred income taxes	242	(4,944)
Equity in (income) loss of limited partnerships	(3,226)	498
Unrealized and realized (gain) loss on not readily marketable securities owned, net	(303)	723
Net change in:
Receivables	(3,311)	(6,212)
Deposits with clearing organizations	54	(501)
Marketable securities owned	8,930	3,244
Other assets and prepaid expenses	(479)	(282)
Accounts payable and accrued liabilities	(3,221)	(2,803)
Securities sold, not yet purchased	(2,462)	(4,710)
Payable to broker-dealers and clearing organizations	(7)	(558)
Net cash provided by (used in) operating activities	2,898	(10,437)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(891)	(396)
Acquisitions, net of cash acquired of $0 and $0, respectively	(750)	(34)
Cumulative effect of adoption of a new accounting principle	560	-
Purchases of not readily marketable securities owned	(95)	(209)
Proceeds from sales of not readily marketable securities owned	1,434	2,387
Proceeds from sales of assets	31	76
Net cash provided by investing activities	289	1,824
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,889)	(28)
Proceeds from shares issued pursuant to employee benefit plan	41	10
Tax benefit of stock options exercised	4	-
Tax adjustment related to employee benefit plan	859	(486)
Cash settlement of stock options	(140)	-
Repayment of borrowings	(1,786)	-
Contributions by noncontrolling interest	-	20
Distributions to noncontrolling interest	(531)	(1,934)
Payments of cash dividends	(1,348)	(1,269)
Net cash used in financing activities	(4,790)	(3,687)
Net decrease in cash and cash equivalents	(1,603)	(12,300)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,926	30,224
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,323	$17,924

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

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on accounting for variable interest entities (“VIEs”). The new accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if an enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance was effective for the Company on January 1, 2010, and is being applied prospectively.

On January 1, 2010, we deconsolidated an investment in one of the Company’s limited partnerships as a result of this change in accounting policy. This entity had previously been consolidated due to financial support provided by the Company. The Company does not hold a majority of the variable interests in this limited partnership and it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Consequently, subsequent to the change in accounting policy, the Company deconsolidated this entity.  The Company has accounted for this limited partnership investment at fair value since January 1, 2010.  This investment will now be on the balance sheet within securities owned at fair value with the change in fair value included in equity in income (loss) of limited partnerships on the statement of operations.  In prior periods, this entity’s results, assets, and liabilities were reflected in each of the Company’s line items in the statement of operations and balance sheet.  The Company recorded a $4.7 million cumulative adjustment to retained earnings that represents the fair value of this limited partnership at January 1, 2010.

In addition, the Company concluded that it was a primary beneficiary of two variable interest entities at January 1, 2010.  The Company has a 50% direct ownership in one of these entities and a 65% direct ownership in the other.  These entities are professional sports agencies that assist professional athletes with contract negotiation, marketing, and public relations.  The Company provided significant financial support, which it was not contractually obligated to do, beginning on January 1, 2010 to assist these entities to continue operating as a going concern and also became significantly more involved with the day to day operations of managing the businesses. The Company intends to provide additional financial support when necessary in the future. These facts enabled the Company to conclude that it has the power to direct the activities that significantly impact these entities’ economic performance and has the obligation to absorb the significant losses and receive benefits related to these entities due to its increased support.  The Company has provided $850,000 in financial support as of March 31, 2010, which has been eliminated in consolidation.  The results of these entities have been included in the condensed consolidated statement of operations since January 1, 2010.  The carrying amounts of the assets and liabilities consolidated at January 1, 2010 are as follows:

Total assets	$733,000
Total liabilities	34,000
Noncontrolling interest	490,000

The creditors and/or beneficial holders of the consolidated VIEs do not have recourse to the general credit of the Company.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at March 31, 2010 and December 31, 2009, our consolidated results of operations for the three months ended March 31, 2010 and 2009, our consolidated changes in equity for the three months ended March 31, 2010, and our consolidated cash flows for the three months ended March 31, 2010 and 2009.  All adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

New Authoritative Accounting Guidance

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all non-governmental entities in the preparation of financial statements.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the ASC carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section, and Paragraph structure.

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

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010.

Accounting Standards Update (“ASU”) No. 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification, clarifies implementation issues relating to a decrease in ownership of a subsidiary that is a business or not-profit activity.  This amendment affects entities that have previously adopted FASB ASC Topic 810-10.  This update was effective January 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2010-10, Consolidation (Topic 810) – Amendments for Certain Investment Funds, defers the effective date of the amendments to the consolidation requirements to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, Financial Services – Investment Companies, or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946.  As a result of the deferral, a company will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral.  ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest.  In addition, ASU 2010-10 clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest.  The provisions of ASU 2010-10 were effective January 1, 2010.  Adoption of the new guidance had a material impact on the Company’s consolidated financial statements. See “Note 1 – Basis of Presentation – Principles of Consolidation.”

FASB ASC Topic 820, Fair Value Measurements and Disclosures.  New authoritative guidance under ASC Topic 820 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized, and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances, and settlements.  The guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  The disclosures related to the gross presentation of purchases, sales, issuances, and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011.  The remaining disclosure requirements and clarifications became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial statements. See “Note 3 – Securities Owned and Securities Sold, Not Yet Purchased.”

FASB ASC Topic 855, Subsequent Events. In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.  ASU No. 2010-09 reiterates that SEC filers are required to evaluate subsequent events through the date the financial statements have been issued and eliminated the requirement that SEC filers disclose the date through which subsequent events have been evaluated.  ASU No. 2010-09 was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

FASB ASC Topic 860, Transfers and Servicing.  New authoritative accounting guidance under ASC Topic 860, Transfers and Servicing, amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.

2.	ACQUISITIONS AND DISPOSITIONS

On January 1, 2010, the Company completed the acquisition of a 51% interest in Investor Financial Solutions (“IFS”), a wealth management firm based in Huntington Beach, California for cash consideration of $1.0 million, $750,000 of which was payable at acquisition with the remainder, subject to adjustment based on gross revenue of IFS during the three months ended June 30, 2011, payable in July 2011. Because the additional consideration is based on future earnings, the range of the additional purchase price can not be estimated but it is expected to be between $0 and $250,000.  The liability for the additional purchase price was recorded at its January 1, 2010 fair value of $204,000.  The fair value of the consideration exceeded the fair market value of identifiable net tangible assets by $954,000, $409,000 of which has been recorded as goodwill, $955,000 of which has been recorded as other intangible assets, and $410,000 of which has been recorded as noncontrolling interest.  All of the goodwill associated with the IFS acquisition is expected to be deductible for tax purposes. The acquisition was conducted in an arms length transaction to expand the Company’s high net worth business. As of March 31, 2010, IFS had approximately $96.8 million in assets under management.

On May 10, 2005, the Company acquired a 51% interest in Edelman, one of the leading financial planning firms in the country.  As of March 31, 2010, Edelman, based in Fairfax, Virginia, managed approximately $4.9 billion in assets.  On May 12, 2008, the Company purchased an additional 25% membership interest in Edelman.  The Company paid an amount determined based upon Edelman’s 2007 pretax income (the “Second Tranche Consideration”).  The Second Tranche Consideration of $44.4 million, which was paid in a combination of cash and the Company’s common stock, has been recorded as goodwill.

In December 2006, Ric Edelman organized a new entity, Edelman Financial Advisors, LLC (“EFA”), to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area.  In exchange for a 10% membership interest in EFA, we initially committed to loan EFA up to $20.0 million to cover its start-up expenses of which $10.0 million was advanced and subsequently repaid.  On April 1, 2009, the Company acquired an additional 66% membership interest in EFA for an aggregate consideration of $25.5 million in cash and a subordinated promissory note in the principal amount of $10.0 million.  Under the terms of the EFA acquisition agreement, the earlier loan agreement was terminated.  The fair value of the Company’s previously-held noncontrolling interest in EFA on April 1, 2009 was $3.0 million.  The consideration exceeded the fair market value of identifiable net tangible assets by $36.3 million, $24.2 million of which has been recorded as goodwill, $22.3 million of which has been recorded as other intangible assets, $7.2 million of which has been recorded as noncontrolling interest, and $3.0 million of which has been recorded as a gain on step acquisition.  All of the goodwill associated with the EFA acquisition is expected to be deductible for tax purposes.  On August 24, 2009, EFA was merged with and into another Edelman subsidiary, Edelman Financial Services, LLC (“EFS”).

The EFA acquisition was accounted for using the acquisition method and, accordingly, the financial information of EFA has been included in the Company’s Condensed Consolidated Financial Statements from April 1, 2009.  The pro forma combined historical results as if the EFA acquisition had been included in operations commencing January 1, 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands, except per share amounts)

Total revenue	$47,060	$37,395
Net income (loss) attributable to Sanders Morris Harris Group Inc.	1,835	(13,665)
Earnings (loss) per common share:
Basic	$0.06	$(0.50)
Diluted	$0.06	$(0.50)

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Marketable:
Corporate stocks and options	$7,067	$5,877	$12,695	$8,339
Corporate bond	791	-	3,861	-
Total marketable	7,858	5,877	16,556	8,339
Not readily marketable:
Limited partnerships	21,900	-	19,969	-
Warrants	1,809	-	2,429	-
Equities and options	461	-	426	-
Total not readily marketable	24,170	-	22,824	-
Total	$32,028	$5,877	$39,380	$8,339

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

The following table sets forth by level within the fair value hierarchy securities owned and securities sold, not yet purchased as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities owned:
Corporate stocks and options	$6,588	$479	$461	$7,528
Corporate bond	-	791	-	791
Limited partnerships	-	-	20,447	20,447
Warrants	-	1,793	15	1,808
Total securities owned	$6,588	$3,063	$20,923	$30,574

Securities sold, not yet purchased:
Corporate stocks and options	$5,672	$205	$-	$5,877
Total securities sold, not yet purchased	$5,672	$205	$-	$5,877

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 securities owned for the three months ended March 31, 2010:

	Limited		Equities and
	Partnerships	Warrants	Options	Total
	(in thousands)

Balance, beginning of period	$13,253	$5	$426	$13,684
Cumulative effect of adoption of a new accounting principle	4,650	-	-	4,650
Realized gains	118	-	-	118
Unrealized gains relating to securities still held at the reporting date	2,846	10	35	2,891
Purchases, issuances, and settlements	(420)	-	-	(420)
Balance, end of period	$20,447	$15	$461	$20,923

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no significant transfers into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2010.

Net unrealized gains (losses) for Level 3 securities owned are a component of “Principal transactions” and “Equity in income (loss) of limited partnerships” in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended
	March 31, 2010
		Equity in Income
	Principal	(Loss) of Limited
	Transactions	Partnerships
	(in thousands)

Unrealized gains (losses) relating to securities still held at the reporting date	$(15)	$2,906

At March 31, 2010, the Company had $304,000 and $1.2 million in securities owned that are valued using the equity method and at cost basis, respectively.

4.	RECEIVABLES

	March 31,	December 31,
	2010	2009
	(in thousands)

Notes Receivable:
Nonaffiliates	$6,199	$6,127
Employees and executives	2,575	2,670
Other affiliates	9,643	8,556
Receivables from affiliated limited partnerships	694	337
Receivables from other affiliates	2,729	2,946
Receivable from Endowment Advisers	64,658	65,398
Receivables from broker-dealers	2,116	1,112
Receivables from customers	22,500	22,569
Current tax receivable	6,477	5,901
Allowances for bad debts	(2,556)	(2,544)
Receivables, net	$115,035	$113,072

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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill and other intangible assets were as follows:

	Three Months Ended March 31, 2010
			Amortizable Intangible Assets:			Total Other
			Covenants Not	Customer		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Subtotal	Assets
	(in thousands)

Balance, beginning of period	$73,455	$18,422	$3,683	$10,093	$13,776	$32,198
Acquisition of IFS	409	166	22	767	789	955
Amortization of other intangible assets	-	-	(217)	(228)	(445)	(445)
Balance, end of period	$73,864	$18,588	$3,488	$10,632	$14,120	$32,708

All of the Company’s goodwill and other intangible assets, net, are related to the Wealth Management business segment.

The goodwill impairment charges recognized in the period ended March 31, 2009 reflect the market deterioration experienced in 2008 and during the first quarter of 2009.  The amount of the impairment losses was determined based on the calculation process specified in FASB ASC Topic 350, Intangibles – Goodwill and Other, which compared carrying value to the estimated fair value of assets and liabilities.  Factors considered in determining fair value include, among other things, the Company’s market capitalization as determined by quoted market prices for its common stock and the value of the Company’s reporting units.  The Company uses several methods to value its reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and multiples of assets under management.

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

As of March 31, 2010, the remaining weighted-average amortization period was 4.07 years for covenants not to compete and 11.96 years for customer relationships included in the table above.

6.	BORROWINGS

In May 2009, the Company borrowed $25.0 million under a credit agreement with a bank, the proceeds of which were used to complete the EFA acquisition.  The credit agreement matures on October 31, 2012 and bears interest at the greater of the prime rate or 5%.  Principal of $595,000 plus interest is payable monthly.  The credit agreement is secured by substantially all of the assets of the Company.  The credit agreement contains various covenants customary for transactions of this type including the requirement that the Company maintain minimum financial ratios, net worth, liquid assets, and cash balances, as well as minimum assets under management, and meet monthly, quarterly, and annual reporting requirements.  The credit agreement also contains covenants that restrict the ability of the Company, among other things, to incur indebtedness, pay dividends or distributions, make capital expenditures and other restricted payments, including investments, and consummate asset sales.  At March 31, 2010, the Company was in compliance with all covenants.

7.	INCOME TAXES

The difference between the effective tax rate reflected in the income tax provision (benefit) from continuing operations attributable to Sanders Morris Harris Group Inc. and the statutory federal rate is analyzed as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Expected federal tax at statutory rate of 34%	$1,084	$(5,521)
State and other income taxes	156	(230)
Total	$1,240	$(5,751)

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

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examination by the taxing authorities for years before 2006.  The Company files in several state tax jurisdictions.  The Company is no longer subject to state income tax examination by the taxing authorities for years before 2006.

8.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has two types of stock-based compensation awards:  (1) stock options and (2) restricted common stock.

The following table sets forth pertinent information regarding stock option transactions for the three months ended March 31, 2010:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2010	601,141	$9.95
Granted	-	-
Exercised	(9,000)	4.52
Settled	(140,000)	4.44
Cancelled/Forfeited	(58,334)	6.70
Outstanding at March 31, 2010	393,807	11.83

Options exercisable at March 31, 2010	393,807	11.83

Incentive award shares available for grant at March 31, 2010	2,771,286

During the three months ended March 31, 2010, 9,000 options were exercised for which the Company received proceeds of $41,000.  No options were exercised during the three months ended March 31, 2009.  The Company recognized pretax compensation expense of $31,000 during the three months ended March 31, 2009 related to stock options.  No such expense was recognized during the three months ended March 31, 2010.  There was no unrecognized stock-based compensation expense related to stock options at March 31, 2010.

The following table summarizes certain information related to restricted common stock grants at March 31, 2010.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2010	490,076	$8.17

Nonvested at March 31, 2010	488,083	7.33

For the three months ended March 31, 2010:

Granted	120,817	5.60

Vested	117,377	9.04

Forfeited	5,433	7.96

Employees deferred compensation of $10,000 during the three months ended March 31, 2009 that was used to purchase restricted common stock.  No such compensation was deferred during the three months ended March 31, 2010.  The Company recognized pretax compensation expense of $592,000 and $658,000 during the three months ended March 31, 2010 and 2009, respectively, related to its restricted common stock plan.  At March 31, 2010, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock was $2.2 million and is expected to be recognized over the next 5.0 years.

9.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock.  Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices.  Such repurchases are accounted for using the cost method.  The Company repurchased 367,798 shares of its common stock at an average price of $5.14 per share during the three months ended March 31, 2010 related to this program.

10.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations for the periods indicated were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amounts)

Income (loss) from continuing operations, net of income taxes	$1,947	$(10,486)
Loss from discontinued operations, net of income taxes	(112)	(2,358)
Net earnings (loss) attributable to the Company	$1,835	$(12,844)

Basic earnings (loss) per common share:
Continuing operations	$0.07	$(0.38)
Discontinued operations	(0.01)	(0.09)
Net earnings (loss)	$0.06	$(0.47)

Diluted earnings (loss) per common share:
Continuing operations	$0.07	$(0.38)
Discontinued operations	(0.01)	(0.09)
Net earnings (loss)	$0.06	$(0.47)

Weighted average number of common shares outstanding:
Basic	29,915	27,567
Potential dilutive effect of stock-based awards	5	-
Diluted	29,920	27,567

Outstanding stock options of 365,000 and 660,000 for the three months ended March 31, 2010 and 2009, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.  Warrants outstanding at March 31, 2010 to purchase shares of common stock in an aggregate value of up to $7.5 million at an exercise price of $5.75 per common share have also not been included in diluted earnings per common share because to do so would have been antidilutive for the period.  There were no warrants outstanding at March 31, 2009.

11.	COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $250,000, $245,000, $230,000, $230,000, and $96,000 to the owners of five of the offices that we lease to secure payment of our lease obligations for those facilities.

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

In the normal course of business, the Company enters into underwriting commitments.  There were no firm underwriting commitments open at March 31, 2010.

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

In May 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with the plaintiffs’ purchase of $2.0 million in Ronco convertible preferred stock. On March 17, 2009, a third purchaser of Ronco convertible preferred stock filed a complaint against SMH. The claims are similar to the above referenced case. The third purchaser invested $1.9 million in Ronco convertible preferred stock.  In addition, in July 2009, the Bankruptcy Trustee filed a derivative action on behalf of the shareholders of Ronco against two former directors of Ronco (who were employees of SMH) for negligently authorizing the closing of the purchase of the assets of Ronco Marketing Corp. in breach of their fiduciary duties of care and loyalty and against SMH for negligent misrepresentation, breach of fiduciary duties, breach of contract, and violation of the Texas Fraudulent Transfer Act. No amount of damages is alleged. SMH believes it has valid defenses to all claims made by the plaintiffs.  However, there is no assurance that SMH will successfully defend such claims.  On April 23, 2010, one of these complaints was settled in favor of SMH on all claims.

In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the plaintiffs seek substantial or indeterminate damages or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual result in each pending matter will be.  Based on currently available information, we have established reserves for certain litigation matters and our management does not believe that resolution of any matter will have a material adverse effect on our liquidity or financial position although, depending on our results for a particular period, an adverse determination could have a material effect on quarterly or annual operating results in the period in which it is resolved.  At March 31, 2010, the Company had $1.2 million accrued for legal proceedings which is included in “Accounts payable and accrued liabilities” in the Condensed Consolidated Balance Sheet.

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

The following summarizes certain financial information of each reportable business segment for the three months ended March 31, 2010 and 2009, respectively.  SMHG does not analyze asset information in all business segments.

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Revenue:
Wealth Management	$30,644	$21,336
Institutional Services:
Institutional brokerage	1,023	1,312
Prime brokerage services	13,178	14,440
Institutional Services Total	14,201	15,752
Corporate Support and Other	2,215	(1,230)
Total	$47,060	$35,858

Income (loss) from continuing operations before equity in income (loss) of limited partnerships and income taxes:
Wealth Management	$8,508	$5,728
Institutional Services:
Institutional brokerage	(139)	(240)
Prime brokerage services	(630)	327
Institutional Services Total	(769)	87
Corporate Support and Other	(6,567)	(20,502)
Total	$1,172	$(14,687)

Equity in income (loss) of limited partnerships:
Wealth Management	$721	$(748)
Institutional Services:
Institutional brokerage	-	-
Prime brokerage services	-	-
Institutional Services Total	-	-
Corporate Support and Other	2,505	250
Total	$3,226	$(498)

Income (loss) from continuing operations before income taxes:
Wealth Management	$9,229	$4,980
Institutional Services:
Institutional brokerage	(139)	(240)
Prime brokerage services	(630)	327
Institutional Services Total	(769)	87
Corporate Support and Other	(4,062)	(20,252)
Total	$4,398	$(15,185)

Net income attributable to the noncontrolling interest:
Wealth Management	$(1,211)	$(1,052)
Institutional Services:
Institutional brokerage	-	-
Prime brokerage services	-	-
Institutional Services Total	-	-
Corporate Support and Other	-	-
Total	$(1,211)	$(1,052)

13.  SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Cash payment (refund) for income taxes, net	$313	$(19)
Cash paid for interest	234	-
Noncash investing activities:
Cumulative effect of adoption of a new accounting principle	560	-
Noncash financing activities:
Change in dividends declared not yet paid	2	2

14.  RELATED PARTY TRANSACTIONS

The Company had receivables from related parties totaling $15.6 million at March 31, 2010, primarily consisting of $2.0 million of advances to unconsolidated related entities to fund operating expenses, $2.6 million of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company, and $694,000 of management fees receivable from the limited partnerships that the Company manages.  The March 31, 2010 balance also includes a $8.0 million note issued by Madison Williams to the Company in connection with the Capital Markets transaction and a $1.2 million note issued by Concept Capital Holdings to the Company in connection with the planned separation of the Concept Capital division.

15.  DISCONTINUED OPERATIONS

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

A summary of selected financial information of discontinued operations is as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Operating activities:
Revenue	$27	$5,623
Expenses	211	9,534
Loss from discontinued operations before income taxes	(184)	(3,911)
Benefit for income taxes	(72)	(1,553)
Loss from discontinued operations	$(112)	$(2,358)

Major classes of assets and liabilities of the offices and the Capital Markets Business accounted for as discontinued operations in the accompanying Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)

Furniture, equipment, and leasehold improvements, net	$158	$179
Total assets of discontinued operations	$158	$179
Total liabilities of discontinued operations	$79	$89

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. We caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for our services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where we do business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of our trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for our services; and (12) litigation and securities law liabilities. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.  The Company does not undertake to publicly update or revise any forward-looking statements.

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

We are exposed to volatility and trends in the general securities market and the economy.  Due to the downturn in the market and the economic recession that began during the second half of 2008, client assets declined during the last half of 2008 and into the first quarter of 2009.  However, during the second quarter of 2009, the market began to improve and client assets have recovered resulting in, among other things, higher fee and commission revenue.  Client assets were as follows:

Client Assets(1)
(in millions)

December 31, 2008	$8,627
March 31, 2009	8,501
June 30, 2009	9,534
September 30, 2009	10,595
December 31, 2009	11,273
March 31, 2010	11,821
____________
(1)Client assets include the gross value of assets under management directly or via outside managers and assets held in brokerage accounts for clients by outside clearing firms.

The second six months of 2008 and the first quarter of 2009 was a very challenging environment for the capital markets given the unprecedented events on Wall Street that led to increased uncertainty and turmoil in the United States economy and global financial markets.  We made the necessary adjustments to our business and adapted to the current environment.  We focused on the following items:

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the first quarter of 2010, compensation and benefits represented 64.4% of total expenses and 62.8% of total revenue, compared to 45.6% of total expenses and 64.3% of total revenue during the first quarter of 2009. The increase in compensation and benefits as a percentage of expenses is principally due to $14.9 million of goodwill and other intangible assets impairment charges recognized in the first quarter of 2009.  The decrease in compensation and benefits as a percentage of total revenue is principally due to a decrease in revenue in our prime brokerage services division which has a higher payout than our other business lines.

Floor brokerage, exchange, and clearance fees include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business.  The Company clears its transactions through several clearing firms, including Pershing, an affiliate of The Bank of New York Mellon, Goldman Sachs Execution & Clearing, L.P., Ridge Clearing & Outsourcing Solutions, Inc., First Clearing Corporation, and J.P. Morgan Clearing Corp.

Other expenses include (1) communications and data processing expenses, such as third-party systems, data, and software providers, (2) occupancy expenses, such as rent and utility charges for facilities, (3) interest expense, (4) goodwill and other intangible assets impairment charges, (5) amortization of other intangible assets, and (6) other general and administrative expenses.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

On April 1, 2009, the Company increased its ownership of Edelman Financial Advisors, LLC (“EFA”) from 10% to 76% which required a change in our method of accounting for EFA’s results to consolidation from the cost method.  During August 2009, EFA was merged with and into another Edelman subsidiary.  Edelman opened six new offices in September 2009 and an additional four new offices during the three months ended March 31, 2010.

Total revenue was $47.1 million for the first quarter of 2010 compared to $35.9 million for the same quarter in 2009, an increase of $11.2 million, or 31.2%, reflecting increases of $7.7 million in investment advisory and related services revenue, $1.2 million in investment banking revenue, and $958,000 in commission revenue.  Total expenses for the first quarter of 2010 decreased $4.7 million, or 9.2%, to $45.9 million from $50.5 million in the same quarter of the previous year principally due to $14.9 million in goodwill and other intangible assets impairment charges that were recognized in the first quarter of 2009.  The decrease in expenses related to the 2009 impairment charges was partially offset by increased employee compensation and benefits, communications and data processing costs, and other general and administrative expenses.  Equity in income (loss) of limited partnerships increased to $3.2 million for the first quarter of 2010 compared to $(498,000) for the first quarter of 2009, reflecting an increase in the fair value of our investment in PTC Houston Management due to a change in the ownership structure.  Income (loss) from continuing operations, net of income taxes, was $1.9 million, or $0.07 per diluted common share, for the first quarter of 2010 compared to $(10.5) million, or $(0.38) per diluted common share, for the first quarter of 2009.

Revenue from investment advisory and related services increased to $21.9 million in the first quarter of 2010 from $14.2 million in the same quarter of 2009 as a result of an increase in client assets.  Commission revenue increased to $11.4 million in the first quarter of 2010 from $10.4 million for the same period in 2009 as a result of an increase in trading volume in the Wealth Management segment.  Investment banking revenue increased to $1.5 million during the first quarter of 2010 from $280,000 in the same period of 2009 due to an increase in sales credits earned from investment banking transactions.  Principal transactions revenue increased from $6.3 million for the first quarter of 2009 to $6.7 million for the first quarter of 2010 as the result of an increase in the value of the Company’s investments, partially offset by a decrease in proprietary trading activities.  Other income increased from $2.1 million during the first quarter of 2009 to $2.8 million during the same period in 2010 reflecting an increase of $839,000 in hedge fund servicing revenue and third-party marketing fees partially offset by a decrease of $146,000 in insurance commissions.

During the three months ended March 31, 2010, employee compensation and benefits increased to $29.5 million from $23.1 million in the same period last year principally due to higher commission expense related to higher revenue and to additional personnel related to the EFA acquisition and the Edelman expansion.  During the three months ended March 31, 2010, floor brokerage, exchange, and clearance fees decreased to $1.2 million from $1.7 million in the same period last year due to a decrease in clearance fees in the institutional brokerage division due to lower trading volume.  These declines are largely the result of the growth in electronic trading strategy execution software that replaces, in some cases, the role of traditional traders.  Communications and data processing costs increased to $3.0 million in the first quarter of 2010 compared to $2.3 million in the same period last year due to higher clearing firm service fees resulting from the increase in trading volume in the Wealth Management segment and additional customer accounts related to the EFA acquisition and the Edelman expansion.  Occupancy costs increased to $3.3 million in the first quarter of 2010 compared to $2.8 million in the first quarter of 2009 due to the Edelman expansion.  Interest expense increased to $460,000 for the first quarter of 2010 compared to $180,000 in the first quarter of 2009 due to the funding of a credit facility during the second quarter of 2009.  The Company recognized goodwill and other intangible assets impairment charges of $14.9 million in first quarter of 2009.  No such charge was recognized in the first quarter of 2010.  Amortization of other intangible assets increased to $445,000 for the first quarter of 2010 compared to $209,000 for the first quarter of 2009 due to the acquisition of the additional 66% membership interest in EFA.  Other general and administrative expenses increased to $7.8 million during the first quarter of 2010 from $5.4 million in the first quarter of 2009 due to an increase in advertising and other expenses related to the acquisition of EFA and to the Edelman expansion.

Our effective tax rate from continuing operations was 38.9% for the three months ended March 31, 2010 compared to 35.4% for the three months ended March 31, 2009.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

During the first quarter of 2009, the Company closed three retail offices.  The decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  During the fourth quarter of 2009, the Company completed its sale of most of its capital markets businesses.  The Company recorded a net loss from discontinued operations of $112,000 in the first quarter of 2010 compared to $2.4 million in the first quarter of 2009 related to the closed offices and the sale of the capital markets business.

Results by Segment

Wealth Management

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Revenue	$30,644	$21,336

Income from continuing operations before income taxes	$9,229	$4,980

Revenue from wealth management increased to $30.6 million from $21.3 million and income from continuing operations before income taxes increased to $9.2 million from $5.0 million.  On April 1, 2009, the Company increased its ownership of EFA from 10% to 76% which required a change in our method of accounting for EFA’s results to consolidation from the cost method.  Edelman opened six new offices in September 2009 and an additional four new offices during the three months ended March 31, 2010.  Investment advisory and related services fees increased to $21.7 million from $14.2 million reflecting an increase in the size of our client portfolios primarily due to improvement in the general securities market and the economy.  Selling concessions increased to $1.1 million from $215,000 as a result of an increase in investment banking transactions.  Total expenses increased to $22.1 million from $15.6 million due to higher employee compensation and occupancy costs associated with the EFA acquisition, the Edelman expansion, and the increase in revenue.  Equity in income (loss) of limited partnerships increased to $721,000 from $(748,000). The increase in equity in income (loss) of limited partnerships is attributable to an increase in the value of the limited partnerships we manage.

Institutional Services

Institutional Brokerage

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Revenue	$1,023	$1,312

Loss from continuing operations before income taxes	$(139)	$(240)

Revenue from institutional brokerage decreased to $1.0 million from $1.3 million and loss from continuing operations before income taxes decreased to $(139,000) from $(240,000).  Commission revenue decreased to $897,000 from $1.1 million reflecting a decline in the number of shares traded.  Total expenses decreased to $1.2 million from $1.6 million due to decreased employee compensation related to the lower revenue.

Prime Brokerage Services

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Revenue	$13,178	$14,440

Income (loss) from continuing operations before income taxes	$(630)	$327

Revenue from prime brokerage services decreased to $13.2 million from $14.4 million and income (loss) from continuing operations before income taxes decreased to a loss of $630,000 from income of $327,000.  Principal transactions revenue decreased to $4.9 million from $7.6 million reflecting a decrease of $1.5 million in proprietary trading revenue and a decrease in revenue earned from the sale of fixed income products.  The decline in principal transactions was partially offset by a $508,000 increase in commissions revenue mainly related to the addition of the Washington Research Group during the second quarter of 2009.  Total expenses decreased to $13.8 million from $14.1 million due to a $467,000 decrease in exchange clearing fees.

Corporate Support and Other

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Revenue	$2,215	$(1,230)

Loss from continuing operations before income taxes	$(4,062)	$(20,252)

Revenue from corporate support and other increased to $2.2 million from $(1.2) million and loss from continuing operations before income taxes decreased to $4.1 million from $20.3 million.  Revenue from principal transactions, which consists of changes in the values of our investment portfolios, increased to $1.2 million from a loss of $1.8 million.  Total expenses decreased to $8.8 million from $19.3 million due to $14.9 million of goodwill and other intangible assets impairment charges recognized in 2009.  This decrease was partially offset by an increase in the provision for bad debts.  The deconsolidation of one of the investment partnerships that we manage and the fair value measurement of that investment resulted in equity in income of limited partnerships of $2.5 million during the first quarter of 2010.

Liquidity and Capital Resources

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, including funds needed for the Edelman expansion, (3) debt repayment, and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties.  At March 31, 2010, we had $40.3 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, and marketable securities owned represented 16.8% of our total assets at the end of the first quarter.

Receivables turnover, calculated as annualized revenue divided by average receivables, was 1.6 for the three months ended March 31, 2010 compared to 1.2 for the same period in the prior year.  The increase in the receivables turnover was the result of an increase in investment advisory revenue that is typically collected as earned.  The allowance for doubtful accounts as a percentage of receivables was 2.2% at March 31, 2010 and December 31, 2009.

For the three months ended March 31, 2010, net cash provided by operations was $2.9 million versus net cash used in operations of $10.4 million during the same period in 2009.  Marketable securities owned decreased by $8.9 million during the first three months of 2010, securities sold, not yet purchased decreased by $2.5 million and payables to broker-dealers and clearing organizations decreased by $7,000.  The change in marketable securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations is primarily due to the Company’s securities managed by third party asset managers.  The Company’s portfolio includes both long and short equity positions.  Our asset managers generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market and employ hedging strategies designed to insulate the net value of our portfolios from fluctuations in the general level of interest rates and equity price variances.  We finance a portion of our positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $24.2 million at March 31, 2010 compared to $22.8 million at December 31, 2009.  This increase is the result of changes in the values of our investment portfolios.  These limited partnerships typically have a ten-year life.

Capital expenditures for the first three months of 2010 were $891,000, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for the Edelman expansion.

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At March 31, 2010, SMH had net capital, as defined, of $16.9 million, which was $16.3 million in excess of its required net capital of $635,000.

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

Critical Accounting Policies/Estimates

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other.  ASC Topic 350 requires that goodwill be tested for impairment between annual test dates if an event or changing circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill and other intangible assets).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB ASC Topic 805, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Remaining amounts of goodwill at March 31, 2010 were as follows:  Edelman - $67.2 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, Leonetti - $225,000, and IFS $409,000.  Future goodwill impairment tests may result in a future charge to earnings.

Other intangible assets consist primarily of customer relationships and trade names acquired in business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized on a straight line basis over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  Other intangible assets are tested for impairment by comparing expected future cash flows to the carrying amount of the intangible assets.  The Company recognized a trade name impairment of $1.1 million during the quarter ended March 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the three months ended March 31, 2010, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Our financial services business is affected by general economic conditions.  Our revenue relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management.

At March 31, 2010, securities owned by the Company were $32.0 million, including $7.8 million in marketable securities, $21.9 million representing the Company’s investments in limited partnerships, and $2.3 million representing other not readily marketable securities.

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

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the fiscal period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no changes made in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH, US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC vs. Sanders Morris Harris Inc., in the 193rd Judicial District Court, Dallas County, Texas, alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with their purchase of $2.0 million in Ronco convertible preferred stock. On March 17, 2009, a third purchaser of Ronco convertible preferred stock filed a complaint against SMH, Palisades Master Fund, L.P. and PEF Advisors, LLC vs. Sanders Morris Harris Inc., in the 11th Judicial District Court of Harris County, Texas.  The claims are similar to the above referenced case.  Palisades Master Fund, L.P. invested $1.9 million in Ronco convertible preferred stock. In addition, in July 2009, the Bankruptcy Trustee filed a derivative action on behalf of the shareholders of Ronco against two former directors of Ronco (who were employees of SMH) for negligently authorizing the closing of the purchase of the assets of Ronco Marketing Corp. in breach of their fiduciary duties of care and loyalty and against SMH for negligent misrepresentation, breach of fiduciary duties, breach of contract, and violation of the Texas Fraudulent Transfer Act, Diane Weil, Solely in Her Capacity as Trustee of Ronco Corporation and Ronco Marketing Corporation vs. A. Emerson Martin II, Gregg Mockenhaupt, and Sanders Morris Harris Inc., in the 190th Judicial District Court of Harris County, Texas. No amount of damages is alleged. SMH has filed an answer and special exceptions in each of these cases and believes it has valid defenses to all claims made by the plaintiffs.  However, there is no assurance that the Company will successfully defend such claims.  On April 23, 2010, following a two-week trial, in the case of US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC vs. Sanders Morris Harris Inc., the jury returned a defense verdict in favor of SMH on all claims.

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

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

			Total number of
	Total		shares purchased	Maximum number of
	number of	Average	as part of publicly	shares that may yet
	shares	price paid	announced plans	be purchased under
Period	purchased	per share	or programs (1)	the plans or programs
January 1 to January 31, 2010	-	$-	-	-
February 1 to February 28, 2010	5,685	5.11	5,685	677,832
March 1 to March 31, 2010	362,113	5.14	362,113	315,719

Total	367,798	$5.14	367,798	315,719

(1)	The Company announced a share repurchase program on November 7, 2007 to purchase up to 1.0 million shares of the Company's shares of common stock.

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

†10.06
Sanders Morris Harris Group Inc. 2009 Management Incentive Program.  (Filed as Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-30066), and incorporated herein by reference).

†10.07
Sanders Morris Harris Group Inc. 2009 Supplemental Bonus Plan.  (Filed as Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-30066), and incorporated herein by reference).

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

Date:     May 10, 2010