Form 10-Q
period 2010-06-30
SANDERS MORRIS HARRIS GROUP INC
filed 2010-08-09
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
☐ Yes  ☒ No

As of August 6, 2010, the registrant had 29,132,039 outstanding shares of common stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and cash equivalents	$37,042	$41,926
Receivables, net	117,759	113,072
Deposits with clearing organizations	1,973	2,527
Securities owned	35,266	39,380
Furniture, equipment, and leasehold improvements, net	14,239	14,617
Other assets and prepaid expenses	3,271	2,863
Goodwill, net	73,864	73,455
Other intangible assets, net	32,263	32,198
Total assets	$315,677	$320,038

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$32,075	$35,357
Borrowings	16,667	20,238
Deferred tax liability, net	17,057	15,455
Securities sold, not yet purchased	9,262	8,339
Payable to broker-dealers and clearing organizations	-	22
Total liabilities	75,061	79,411

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,034,592 and 29,882,238 shares issued, respectively	300	299
Additional paid-in capital	242,224	240,450
Accumulated deficit	(15,341)	(16,555)
Treasury stock, at cost, 679,186 and 0 shares, respectively	(3,627)	-
Total Sanders Morris Harris Group Inc. shareholders' equity	223,556	224,194
Noncontrolling interest	17,060	16,433
Total equity	240,616	240,627
Total liabilities and equity	$315,677	$320,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue:
Investment advisory and related services	$23,086	$17,280	$45,019	$31,465
Commissions	12,293	11,168	23,655	21,572
Investment banking	914	635	2,411	915
Principal transactions	4,258	13,736	10,975	20,025
Interest and dividends	2,601	2,768	5,396	5,395
Other income	2,597	2,483	5,353	4,556
Total revenue	45,749	48,070	92,809	83,928

Expenses:
Employee compensation and benefits	26,815	31,101	56,352	54,167
Floor brokerage, exchange, and clearance fees	1,669	1,555	2,917	3,254
Communications and data processing	3,004	2,466	6,052	4,761
Occupancy	3,210	2,757	6,528	5,568
Interest	463	640	923	820
Goodwill and other intangible assets impairment charges	-	-	-	14,928
Amortization of other intangible assets	445	464	890	673
Other general and administrative	6,559	5,897	14,391	11,254
Total expenses	42,165	44,880	88,053	95,425

Income (loss) from continuing operations before equity in income of limited partnerships and income taxes	3,584	3,190	4,756	(11,497)
Equity in income of limited partnerships	364	1,486	3,590	988
Gain on step acquisition	-	3,000	-	3,000
Income (loss) from continuing operations before income taxes	3,948	7,676	8,346	(7,509)
Provision (benefit) for income taxes	1,096	2,598	2,336	(3,153)
Income (loss) from continuing operations, net of income taxes	2,852	5,078	6,010	(4,356)
Loss from discontinued operations, net of income taxes	(146)	(736)	(258)	(3,094)
Net income (loss)	2,706	4,342	5,752	(7,450)
Less: Net income attributable to the noncontrolling interest	(1,158)	(1,204)	(2,369)	(2,256)
Net income (loss) attributable to Sanders Morris Harris Group Inc.	$1,548	$3,138	$3,383	$(9,706)

Basic earnings (loss) per common share:
Continuing operations	$0.06	$0.14	$0.12	$(0.24)
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.11)
Net earnings (loss)	$0.05	$0.11	$0.11	$(0.35)

Diluted earnings (loss) per common share:
Continuing operations	$0.06	$0.14	$0.12	$(0.24)
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.11)
Net earnings (loss)	$0.05	$0.11	$0.11	$(0.35)

Weighted average common shares outstanding:
Basic	29,564	27,733	29,705	27,619
Diluted	29,584	28,338	29,711	27,619

Amounts attributable to Sanders Morris Harris Group Inc. common shareholders:
Income (loss) from continuing operations, net of income taxes	$1,694	$3,874	$3,641	$(6,612)
Discontinued operations, net of income taxes	(146)	(736)	(258)	(3,094)
Net income (loss)	$1,548	$3,138	$3,383	$(9,706)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the six months ended June 30, 2010
(in thousands, except share and per share amounts)
(unaudited)

	Amounts	Shares

Common stock:
Balance, beginning of period	$299	29,882,238
Stock issued pursuant to employee benefit plan	1	152,354
Balance, end of period	300	30,034,592
Additional paid-in capital:
Balance, beginning of period	240,450
Stock issued pursuant to employee benefit plan; including tax benefit	44
Cash settlement of stock options	(140)
Tax adjustment related to employee benefit plan	814
Stock-based compensation expense	1,056
Balance, end of period	242,224
Accumulated deficit:
Balance, beginning of period	(16,555)
Cumulative effect of adoption of a new accounting principle	483
Cash dividends ($0.09 per share)	(2,652)
Net income attributable to Sanders Morris Harris Group Inc.	3,383
Balance, end of period	(15,341)
Treasury stock:
Balance, beginning of period	-	-
Acquisition of treasury stock	(3,627)	(679,186)
Balance, end of period	(3,627)	(679,186)
Noncontrolling interest:
Balance, beginning of period	16,433
Cumulative effect of adoption of a new accounting principle	(584)
Purchase of membership interest	410
Contributions	-
Distributions	(1,568)
Net income attributable to the noncontrolling interest	2,369
Balance, end of period	17,060
Total equity and common shares outstanding	$240,616	29,355,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,752	$(7,450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sales of assets	1	12
Depreciation	2,185	2,114
Provision for bad debts	1,807	24
Stock-based compensation expense	1,056	2,243
Goodwill and other intangible assets impairment charges	-	14,928
Amortization of other intangible assets	890	673
Deferred income taxes	1,602	(1,945)
Equity in income of limited partnerships	(3,590)	(988)
Gain on step acquisition	-	(3,000)
Unrealized and realized loss on not readily marketable securities owned, net	90	586
Net change in:
Receivables	(6,337)	(2,086)
Deposits with clearing organizations	554	(532)
Marketable securities owned	5,671	7,454
Other assets and prepaid expenses	(396)	(486)
Accounts payable and accrued liabilities	(3,544)	(3,129)
Securities sold, not yet purchased	923	9,097
Payable to broker-dealers and clearing organizations	(22)	(2,034)
Net cash provided by operating activities	6,642	15,481
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,807)	(768)
Acquisitions, net of cash acquired of $0 and $210, respectively	(750)	(25,324)
Cumulative effect of adoption of a new accounting principle	344	-
Purchases of not readily marketable securities owned	(148)	(209)
Proceeds from sales of not readily marketable securities owned	1,478	3,769
Proceeds from sales of assets	32	131
Net cash used in investing activities	(851)	(22,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(3,627)	(28)
Proceeds from shares issued pursuant to employee benefit plan	42	48
Tax benefit of stock options exercised	3	2
Tax adjustment related to employee benefit plan	814	(691)
Cash settlement of stock options	(140)	-
Proceeds from borrowings	-	25,000
Repayment of borrowings	(3,571)	(1,191)
Contributions by noncontrolling interest	-	20
Distributions to noncontrolling interest	(1,568)	(3,336)
Payments of cash dividends	(2,628)	(2,538)
Net cash (used in) provided by financing activities	(10,675)	17,286
Net (decrease) increase in cash and cash equivalents	(4,884)	10,366
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,926	30,224
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,042	$40,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations

Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including wealth management (including investment advice and management, financial planning, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage services, and research).  The Company’s operating subsidiaries include Sanders Morris Harris Inc. (formerly SMH Capital Inc.) (“SMH”), SMH Capital Advisors, Inc. (“SMH Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), Miller-Green Financial Services, Inc. (“Miller-Green”), Kissinger Financial Services, a division of SMH, (“Kissinger”), Investor Financial Solutions, LLC (“IFS”) and Select Sports Group, Ltd. (“SSG”).  The Company serves a diverse group of institutional, corporate, and individual clients.

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

On January 1, 2010, we deconsolidated an investment in one of the Company’s limited partnerships as a result of this change in accounting policy. This entity had previously been consolidated due to financial support provided by the Company. The Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Consequently, subsequent to the change in accounting policy, the Company deconsolidated this entity.  The Company has accounted for this limited partnership investment at fair value since January 1, 2010.  This investment will now be on the balance sheet within securities owned at fair value with the change in fair value included in equity in income of limited partnerships on the statements of operations.  In prior periods, this entity’s results, assets, and liabilities were reflected in each of the Company’s line items in the statements of operations and balance sheet.  The Company recorded a $4.6 million cumulative adjustment to accumulated deficit that represents the fair value of this limited partnership at January 1, 2010.

In addition, the Company concluded that it was a primary beneficiary of two variable interest entities at January 1, 2010.  The Company has a 50% direct ownership in one of these entities and a 65% direct ownership in the other.  These entities are professional sports agencies that assist professional athletes with contract negotiation, marketing, and public relations.  The Company provided significant financial support, which it was not contractually obligated to do, beginning on January 1, 2010, to assist these entities to continue operating as a going concern and also became significantly more involved with the day-to-day operations of managing the businesses.  The Company intends to provide additional financial support when necessary in the future.  These facts enabled the Company to conclude that it has the power to direct the activities that significantly impact these entities’ economic performance and has the obligation to absorb the significant losses and receive benefits related to these entities due to its increased support.  The Company has provided $1.2 million in financial support as of June 30, 2010, which has been eliminated in consolidation.  The results of these entities have been included in the condensed consolidated statements of operations since January 1, 2010.  The carrying amounts of the assets and liabilities consolidated at January 1, 2010 are as follows:

Total assets	$733,000
Total liabilities	34,000
Noncontrolling interest	490,000

The creditors and/or beneficial holders of the consolidated VIEs do not have recourse to the general credit of the Company.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at June 30, 2010 and December 31, 2009, our consolidated results of operations for the three and six months ended June 30, 2010 and 2009, our consolidated changes in equity for the six months ended June 30, 2010, and our consolidated cash flows for the six months ended June 30, 2010 and 2009.  All adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

FASB ASC Topic 810, Consolidation.  New authoritative guidance under ASC Topic 810, Consolidation, amended prior guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Under ASC Topic 810, a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest in subsidiaries. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest in subsidiaries. The new authoritative accounting guidance under ASC Topic 810 was effective for the Company on January 1, 2009.  Shareholders’ equity changed due to the application of the new authoritative accounting guidance.  Noncontrolling interest, formerly presented as minority interests outside of shareholders’ equity, is now included in equity.

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

ASU No. 2010-10, Consolidation (Topic 810) – Amendments for Certain Investment Funds, defers the effective date of the amendments to the consolidation requirements to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, Financial Services – Investment Companies, or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946.  As a result of the deferral, a company is not required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral.  ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest.  In addition, ASU 2010-10 clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest.  The provisions of ASU 2010-10 were effective January 1, 2010.  Adoption of the new guidance had a material impact on the Company’s consolidated financial statements.  See “Note 1 – Basis of Presentation – Principles of Consolidation.”

FASB ASC Topic 820, Fair Value Measurements and Disclosures.  New authoritative guidance under ASC Topic 820 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized, and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances, and settlements.  The guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  The disclosures related to the gross presentation of purchases, sales, issuances, and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011.  The remaining disclosure requirements and clarifications became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.  See “Note 3 – Securities Owned and Securities Sold, Not Yet Purchased.”

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

Acquisitions

On January 1, 2010, the Company completed the acquisition of a 51% interest in Investor Financial Solutions, LLC (“IFS”), a wealth management firm based in Huntington Beach, California for cash consideration of $1.0 million, $750,000 of which was payable at acquisition with the remainder, subject to adjustment based on gross revenue of IFS during the three months ended June 30, 2011, payable in July 2011.   The additional purchase price is expected to be between $0 and $250,000.  The liability for the additional purchase price was recorded at its January 1, 2010 fair value of $204,000.  The fair value of the consideration exceeded the fair market value of identifiable net tangible assets by $954,000, $409,000 of which has been recorded as goodwill, $955,000 of which has been recorded as other intangible assets, and $410,000 of which has been recorded as noncontrolling interest.  All of the goodwill associated with the IFS acquisition is expected to be deductible for tax purposes.  The acquisition was conducted in an arm’s length transaction to expand the Company’s high net worth business.  As of June 30, 2010, IFS had approximately $95.1 million in assets under management.

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

In December 2006, Ric Edelman organized a new entity, Edelman Financial Advisors, LLC (“EFA”), to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area, in which the company owned a 10% membership interest.  On April 1, 2009, the Company acquired an additional 66% membership interest in EFA for an aggregate consideration of $25.5 million in cash and a subordinated promissory note in the principal amount of $10.0 million.  The fair value of the Company’s previously-held noncontrolling interest in EFA on April 1, 2009 was $3.0 million.  The consideration paid exceeded the fair market value of identifiable net tangible assets by $36.3 million, $24.2 million of which has been recorded as goodwill, $22.3 million of which has been recorded as other intangible assets, $7.2 million of which has been recorded as noncontrolling interest, and $3.0 million of which has been recorded as a gain on step acquisition.  All of the goodwill associated with the EFA acquisition is expected to be deductible for tax purposes.  On August 24, 2009, EFA was merged with and into another Edelman subsidiary, Edelman Financial Services, LLC (“EFS”).  As of June 30, 2010, Edelman, based in Fairfax, Virginia, managed approximately $4.8 billion in assets.

The EFA acquisition was accounted for using the acquisition method and, accordingly, the financial information of EFA has been included in the Company’s Condensed Consolidated Financial Statements from April 1, 2009.  During the measurement period, the Company must recognize adjustments to the provisional amounts as if the accounting for the business combination had been completed at the acquisition date.  Thus, the Company must recognize all purchase accounting transactions related to this acquisition as of the second quarter of 2009 for comparative financial statements. The gain on step acquisition of $3.0 million and other intangible assets amortization of $255,000 are included in the three and six months ended June 30, 2009, in accordance with the business combination standards to recognize these amounts as of the acquisition date, April 1, 2009.

The pro forma combined historical results as if the EFA acquisition had been included in operations commencing January 1, 2009, are as follows:

Six Months Ended
June 30, 2009
(in thousands, except per share amounts)

Total revenue	$85,465
Net income (loss) attributable to Sanders Morris Harris Group Inc.	(10,526)
Earnings (loss) per common share:
Basic	$(0.38)
Diluted	$(0.38)

The EFA Acquisition is included in all other periods presented on the Condensed Consolidated Statements of Operations.

Dispositions

In January 2009, the Company and SMH entered into a Contribution Agreement with Pan Asia China Commerce Corp. (“PAC3”), Madison Williams, and Madison Williams and Company, LLC (“Madison Williams”), pursuant to which (a) PAC3 agreed to subscribe for and purchase a 40% Class A membership interest in Madison Williams in exchange for a cash payment and note and (b) SMH agreed to contribute to New BD the Capital Markets business, including a specified amount of working capital (as adjusted for any profits or losses incurred in the Capital Markets business between January 1, 2009, and the date of closing) less (i) the value of the accounts receivable contributed to Madison Williams, (ii) the value of the certain assets in SMH’s New Orleans, Louisiana office, (iii) the value of certain money security deposits and any advance payments, and (iv) the value of certain securities to be mutually agreed upon by the parties in exchange for a 20% Class A membership interest in Madison Williams, cash, and a note issued by Madison Williams to SMH. Members of management of the Capital Markets Business retained the remaining 40% membership interest in Madison Williams.

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

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Marketable:
Corporate stocks and options	$10,539	$9,262	$12,695	$8,339
Corporate bond	1,044	-	3,861	-
Total marketable	11,583	9,262	16,556	8,339
Not readily marketable:
Limited partnerships	21,761	-	19,969	-
Warrants	1,454	-	2,429	-
Equities and options	468	-	426	-
Total not readily marketable	23,683	-	22,824	-
Total	$35,266	$9,262	$39,380	$8,339

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

The following table sets forth by level within the fair value hierarchy securities owned and securities sold, not yet purchased as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities owned:
Corporate stocks and options	$9,821	$718	$468	$11,007
Corporate bond	-	1,044	-	1,044
Limited partnerships	-	-	20,392	20,392
Warrants	-	1,437	17	1,454
Total securities owned	$9,821	$3,199	$20,877	$33,897

Securities sold, not yet purchased:
Corporate stocks and options	$9,040	$222	$-	$9,262
Total securities sold, not yet purchased	$9,040	$222	$-	$9,262

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 securities owned for the three months ended June 30, 2010:

	Limited		Equities and
	Partnerships	Warrants	Options	Total
	(in thousands)

Balance, beginning of period	$20,447	$15	$461	$20,923
Realized gains (losses)	-	-	-	-
Unrealized gains (losses) relating to securities still held at the reporting date	(105)	2	4	(99)
Purchases, issuances, and settlements	50	-	3	53
Balance, end of period	$20,392	$17	$468	$20,877

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 securities owned for the six months ended June 30, 2010:

	Limited		Equities and
	Partnerships	Warrants	Options	Total
	(in thousands)

Balance, beginning of period	$13,253	$5	$426	$13,684
Cumulative effect of adoption of a new accounting principle	4,650	-	-	4,650
Realized gains	118	-	-	118
Unrealized gains relating to securities still held at the reporting date	2,741	12	39	2,792
Purchases, issuances, and settlements	(370)	-	3	(367)
Balance, end of period	$20,392	$17	$468	$20,877

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no significant transfers into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2010.

Net unrealized gains (losses) for Level 3 securities owned are a component of “Principal transactions” and “Equity in income of limited partnerships” in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
		Equity in Income		Equity in Income
	Principal	of Limited	Principal	of Limited
	Transactions	Partnerships	Transactions	Partnerships
	(in thousands)		(in thousands)

Unrealized gains (losses) relating to securities still held at the reporting date	$(38)	$(61)	$(53)	$2,845

At June 30, 2010, the Company had $263,000 and $1.1 million in securities owned that are valued using the equity method and at cost basis, respectively.  The fair value of these investments has not been estimated since there are no events or changes in circumstances that may have a significant adverse effect on the fair value, and it is not practicable to estimate the fair value of these investments.

4.	RECEIVABLES

	June 30,	December 31,
	2010	2009
	(in thousands)

Notes Receivable:
Nonaffiliates	$6,019	$6,127
Employees and executives	2,272	2,670
Other affiliates	9,655	8,556
Receivables from affiliated limited partnerships	1,139	337
Receivables from other affiliates	4,812	2,946
Receivable from Endowment Advisers	63,454	65,398
Receivables from broker-dealers	852	1,112
Receivables from customers	22,998	22,569
Current tax receivable	8,909	5,901
Allowances for bad debts	(2,351)	(2,544)
Receivables, net	$117,759	$113,072

In August 2008, we entered into agreements with Salient Partners, L.P. and Endowment Advisers, L.P. to repurchase the Company’s interests in such entities for a total of $95.3 million.  The terms of the agreements provide that Endowment Advisers will pay the Company annually the greater of $12.0 million in priority to other distributions, or 23.15% of total distributions, until the Company has received a total of $86.0 million plus 6% per annum.  The Company received an additional $9.3 million note for its 50% interest in Salient Partners, payable with interest over a five-year period.  In May 2009, the principal amount of the Salient Partners note was reduced by $2.25 million to reflect an offset of certain liabilities that the Company agreed to pay under the agreements.  In connection with such transactions, the Company recorded receivables in the amount of $76.7 million representing the net present value of the expected receipts using a weighted average imputed interest rate of 11.8%.  The Salient note is included in “Notes receivable: Nonaffiliates” in the above table.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill and other intangible assets were as follows:

	Six Months Ended June 30, 2010
			Amortizable Intangible Assets:			Total Other
			Covenants Not	Customer		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Subtotal	Assets
	(in thousands)

Balance, beginning of period	$73,455	$18,422	$3,683	$10,093	$13,776	$32,198
Acquisition of IFS	409	166	22	767	789	955
Amortization of other intangible assets	-	-	(435)	(455)	(890)	(890)
Balance, end of period	$73,864	$18,588	$3,270	$10,405	$13,675	$32,263

All of the Company’s goodwill and other intangible assets, net, are related to the Wealth Management business segment.

The goodwill impairment charges recognized in the period ended March 31, 2009, reflect the market deterioration experienced in 2008 and during the first quarter of 2009.  The amount of the impairment losses was determined based on the calculation process specified in FASB ASC Topic 350, Intangibles – Goodwill and Other, which compared carrying value to the estimated fair value of assets and liabilities.  Factors considered in determining fair value include, among other things, the Company’s market capitalization as determined by quoted market prices for its common stock and the value of the Company’s reporting units.  The Company uses several methods to value its reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and multiples of assets under management.

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

As of June 30, 2010, the remaining weighted-average amortization period was 3.82 years for covenants not to compete and 11.70 years for customer relationships included in the table above.

6.	BORROWINGS

In May 2009, the Company borrowed $25.0 million under a credit agreement with a bank, the proceeds of which were used to complete the EFA acquisition.  The credit agreement matures on October 31, 2012, and bears interest at the greater of the prime rate or 5%.  Principal of $595,000 plus interest is payable quarterly.  The credit agreement is secured by substantially all of the assets of the Company.  The credit agreement contains various covenants customary for transactions of this type including the requirement that the Company maintain minimum financial ratios, net worth, liquid assets, and cash balances, as well as minimum assets under management, and meet monthly, quarterly, and annual reporting requirements.  The credit agreement also contains covenants that restrict the ability of the Company, among other things, to incur indebtedness, pay dividends or distributions, make capital expenditures and other restricted payments, including investments, and consummate asset sales.  At June 30, 2010, the Company was in compliance with all covenants.

7.	INCOME TAXES

The difference between the effective tax rate reflected in the income tax provision (benefit) from continuing operations attributable to Sanders Morris Harris Group Inc. and the statutory federal rate is analyzed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Expected federal tax at statutory rate of 34%	$949	$2,200	$2,032	$(3,320)
State and other income taxes	147	398	304	167
Total	$1,096	$2,598	$2,336	$(3,153)

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

8.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has two types of stock-based compensation awards:  (1) stock options and (2) restricted common stock.

The following table sets forth pertinent information regarding stock option transactions for the six months ended June 30, 2010:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2010	601,141	$9.95
Granted	-	-
Exercised	(9,000)	4.52
Settled	(140,000)	4.44
Cancelled/Forfeited	(58,334)	6.70
Outstanding at June 30, 2010	393,807	11.83

Options exercisable at June 30, 2010	393,807	11.83

Incentive award shares available for grant at June 30, 2010	2,580,512

During the six months ended June 30, 2010 and 2009, 9,000 and 7,500 options were exercised for which the Company received proceeds of $41,000 and $33,000, respectively.  The Company recognized pretax compensation expense of $31,000, during the six months ended June 30, 2009, related to stock options.  No such expense was recognized during the six months ended June 30, 2010.  There was no unrecognized stock-based compensation expense related to stock options at June 30, 2010.

The following table summarizes certain information related to restricted common stock grants at June 30, 2010.
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2010	490,076	$8.17

Nonvested at June 30, 2010	379,735	7.68

For the six months ended June 30, 2010:

Granted	162,290	5.56

Vested	253,695	7.32

Forfeited	18,936	6.96

Employees deferred compensation of $20,000 during the six months ended June 30, 2009, was used to purchase restricted common stock.  No such compensation was deferred during the six months ended June 30, 2010.  The Company recognized pretax compensation expense of $1.0 million and $2.2 million during the six months ended June 30, 2010 and 2009, respectively, related to its restricted common stock plan.  At June 30, 2010, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock was $1.9 million and is expected to be recognized over the next 4.75 years.

9.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock. On May 27, 2010, the Company’s board of directors approved the repurchase of up to another 1,000,000 shares of the Company’s common stock subject to approval of our bank.  Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices.  Such repurchases are accounted for using the cost method.  The Company repurchased 679,186 shares of its common stock at an average price of $5.34 per share during the six months ended June 30, 2010, related to this program.

10.  EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Income (loss) from continuing operations, net of income taxes	$1,694	$3,874	$3,641	$(6,612)
Loss from discontinued operations, net of income taxes	(146)	(736)	(258)	(3,094)
Net income (loss) attributable to the Company	$1,548	$3,138	$3,383	$(9,706)

Basic earnings (loss) per common share:
Continuing operations	$0.06	$0.14	$0.12	$(0.24)
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.11)
Net earnings (loss)	$0.05	$0.11	$0.11	$(0.35)

Diluted earnings (loss) per common share:
Continuing operations	$0.06	$0.14	$0.12	$(0.24)
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.11)
Net earnings (loss)	$0.05	$0.11	$0.11	$(0.35)

Weighted average number of common shares outstanding:
Basic	29,564	27,733	29,705	27,619
Potential dilutive effect of stock-based awards	20	605	6	-
Diluted	29,584	28,338	29,711	27,619

Outstanding stock options of 365,000 and 448,807 for the three months ended June 30, 2010 and 2009, respectively, and 365,000 and 458,807 for the six months ended June 30, 2010 and 2009, respectively, have not been included in diluted earnings per common share because to do so would have been antidilutive for the periods presented.  Warrants outstanding at June 30, 2010, to purchase shares of common stock in an aggregate value of up to $7.5 million at an exercise price of $5.75 per common share have also not been included in diluted earnings per common share for the six months ended June 30, 2010 because to do so would have been antidilutive for the period.  There were no warrants outstanding at June 30, 2009.

11. COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of  $250,000, $245,000, $230,000, $230,000, and $48,000 to the owners of five of the offices that we lease to secure payment of our lease obligations for those facilities.

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

In the normal course of business, the Company enters into underwriting commitments.  There were no firm underwriting commitments open at June 30, 2010.

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

In May 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with the plaintiffs’ purchase of $2.0 million in Ronco convertible preferred stock. On March 17, 2009, a third purchaser of Ronco convertible preferred stock filed a complaint against SMH. The claims are similar to the above referenced case. The third purchaser invested $1.9 million in Ronco convertible preferred stock.  In addition, in July 2009, the Bankruptcy Trustee filed a derivative action on behalf of the shareholders of Ronco against two former directors of Ronco (who were employees of SMH) for negligently authorizing the closing of the purchase of the assets of Ronco Marketing Corp. in breach of their fiduciary duties of care and loyalty and against SMH for negligent misrepresentation, breach of fiduciary duties, breach of contract, and violation of the Texas Fraudulent Transfer Act. No amount of damages is alleged. SMH believes it has valid defenses to all claims made by the plaintiffs.  However, there is no assurance that SMH will successfully defend such claims.  On April 23, 2010, following a two-week trial, the jury returned a defense verdict in favor of SMH on all claims made by the plaintiffs.  The plaintiffs have filed a motion for new trial, which we have opposed, and which is pending.

In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the plaintiffs seek substantial or indeterminate damages or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual result in each pending matter will be.  Based on currently available information, we have established reserves for certain litigation matters and our management does not believe that resolution of any matter will have a material adverse effect on our liquidity or financial position although, depending on our results for a particular period, an adverse determination could have a material effect on quarterly or annual operating results in the period in which it is resolved.  At June 30, 2010, the Company had $1.2 million accrued for legal proceedings which is included in “Accounts payable and accrued liabilities” in the Condensed Consolidated Balance Sheet.

The Company and its subsidiaries have obligations under operating leases that expire through 2020 with initial noncancelable terms in excess of one year.

12.	BUSINESS SEGMENT INFORMATION

The Company has two operating segments, Wealth Management and Institutional Services, and one non-operating segment, Corporate Support and Other. The business segments are based upon factors such as the services provided and distribution channels served. Certain services are provided to customers through more than one of our business segments.

In December 2009, the Company completed the sale of its Capital Markets businesses which consisted of our investment banking, and most of our New York institutional trading, sales, and research businesses (excluding The Juda Group and the Concept Capital division).  As a result of this transaction, management realigned its reportable segments to reflect its remaining operations and the Capital Markets segment was renamed the Institutional Services segment.  Prior period amounts were reclassified to reflect the new reportable segments.

The Wealth Management segment provides investment advisory, wealth and investment management, and financial planning services to institutional and individual clients. It earns an advisory fee based on such factors as the amount of assets under management and the type of services provided. The Wealth Management segment may also earn commission revenue from the sale of equity, fixed income, mutual fund, and annuity products; and sales credits from the distribution of syndicate issues. In addition, performance fees may be earned for exceeding performance benchmarks for the investment portfolios in the limited partnerships that we manage.  The Wealth Management segment also earns revenue from net interest on customers’ margin loan and credit account balances and sales credits from the distribution of syndicate products.

The Institutional Services segment generally provides corporate financing services to its institutional client base.  These services are provided through two divisions:  (i) institutional brokerage and (ii) prime brokerage services.

•
The Institutional Brokerage division distributes equity and fixed income products through its distribution network to its institutional clients. Institutional revenue consists of commissions and principal credits earned on transactions in customer brokerage accounts, net interest on customers’ margin loan and credit account balances, and sales credits from the distribution syndicate products.

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

The following summarizes certain financial information of each reportable business segment for the three and six months ended June 30, 2010 and 2009, respectively.  SMHG does not analyze asset information in all business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Revenue:
Wealth Management	$30,393	$24,399	$61,037	$45,735
Institutional Services:
Institutional brokerage	1,284	1,272	2,307	2,584
Prime brokerage services	13,720	19,923	26,898	34,363
Institutional Services Total	15,004	21,195	29,205	36,947
Corporate Support and Other	352	2,476	2,567	1,246
Total	$45,749	$48,070	$92,809	$83,928

Income (loss) from continuing operations before equity in income (loss) of limited partnerships and income taxes:
Wealth Management	$8,474	$6,096	$16,982	$11,824
Institutional Services:
Institutional brokerage	(132)	(261)	(271)	(501)
Prime brokerage services	(2)	450	(632)	777
Institutional Services Total	(134)	189	(903)	276
Corporate Support and Other	(4,756)	(3,095)	(11,323)	(23,597)
Total	$3,584	$3,190	$4,756	$(11,497)

Equity in income (loss) of limited partnerships:
Wealth Management	$(178)	$(407)	$543	$(1,155)
Institutional Services:
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Institutional Services Total	-	-	-	-
Corporate Support and Other	542	1,893	3,047	2,143
Total	$364	$1,486	$3,590	$988

Gain on step acquisition:
Wealth Management	$-	$-	$-	$-
Institutional Services:
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Institutional Services Total	-	-	-	-
Corporate Support and Other	-	3,000	-	3,000
Total	$-	$3,000	$-	$3,000

Income (loss) from continuing operations before income taxes:
Wealth Management	$8,296	$5,689	$17,525	$10,669
Institutional Services:
Institutional brokerage	(132)	(261)	(271)	(501)
Prime brokerage services	(2)	450	(632)	777
Institutional Services Total	(134)	189	(903)	276
Corporate Support and Other	(4,214)	1,798	(8,276)	(18,454)
Total	$3,948	$7,676	$8,346	$(7,509)

Net income attributable to the noncontrolling interest:
Wealth Management	$(1,158)	$(1,204)	$(2,369)	$(2,256)
Institutional Services:
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Institutional Services Total	-	-	-	-
Corporate Support and Other	-	-	-	-
Total	$(1,158)	$(1,204)	$(2,369)	$(2,256)

13. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Cash payment (refund) for income taxes, net	$2,443	$(623)
Cash paid for interest	453	618
Noncash investing activities:
Cumulative effect of adoption of a new accounting principle	445	-
Acquisition:
Goodwill and other intangible assets, net	-	10,000
Subordinated promissory note	-	(10,000)
Noncash financing activities:
Increase (decrease) in dividends declared not yet paid	(24)	1

14.  RELATED PARTY TRANSACTIONS

The Company had receivables from related parties totaling $17.9 million at June 30, 2010, primarily consisting of $2.7 million of advances to unconsolidated related entities to fund operating expenses, $2.3 million of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company, and $1.1 million of management fees receivable from the limited partnerships that the Company manages.  The June 30, 2010 balance also includes an $8.0 million note issued by Madison Williams to the Company in connection with the Capital Markets transaction and a $1.2 million note issued by Concept Capital Holdings, LLC to the Company in connection with the planned separation of the Concept Capital division.

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

A summary of selected financial information of discontinued operations is as follows for the three and six  months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating activities:
Revenue	$(15)	$7,019	$12	$12,642
Expenses	224	8,337	435	17,871
Loss from discontinued operations before noncontrolling interest and income taxes	(239)	(1,318)	(423)	(5,229)
Noncontrolling interest in net loss of consolidated companies	-	112	-	112
Loss from discontinued operations before income taxes	(239)	(1,206)	(423)	(5,117)
Benefit for income taxes	(93)	(470)	(165)	(2,023)
Loss from discontinued operations, net of income taxes	$(146)	$(736)	$(258)	$(3,094)

Major classes of assets and liabilities of the offices and the Capital Markets business accounted for as discontinued operations in the accompanying Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)

Furniture, equipment, and leasehold improvements, net	$132	$179
Total assets of discontinued operations	$132	$179
Total liabilities of discontinued operations	$67	$89

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

Our Wealth Management segment provides investment advisory, wealth and investment management, and financial planning services to high net worth and mass affluent individuals and institutions, including investment strategies and alternatives, tax efficient estate and financial planning, trusts, and agent/fiduciary investment management services throughout their financial life cycle, as well as private client brokerage services. In addition, we provide specialized wealth management products and services in specific investment styles to individuals, corporations, and institutions both through internal marketing efforts and externally through formal sub-advisory relationships and other distribution arrangements with third parties.

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

We are exposed to volatility and trends in the general securities market and the economy.  Due to the downturn in the market and the economic recession that began during the second half of 2008, client assets declined during the last half of 2008 and into the first quarter of 2009.  However, during the second quarter of 2009, the market began to improve and client assets have recovered resulting in, among other things, higher fee and commission revenue.  While many economists believe the recession ended some time during the first quarter of fiscal 2010, unemployment and tight credit markets continue to create an unstable economic environment, and there is no guarantee that conditions will not worsen again.  All of these factors have had an impact on our operations.  Client assets were as follows:

Client Assets(1)
(in millions)

December 31, 2008	$8,627
March 31, 2009	8,501
June 30, 2009	9,534
September 30, 2009	10,595
December 31, 2009	11,273
March 31, 2010	11,904
June 30, 2010	11,085

(1)Client assets include the gross value of assets under management directly or via outside managers and assets held in brokerage accounts for clients by outside clearing firms.

Client assets fell by $819.0 million in the second quarter of 2010, of which $322.0 million reflects net outflows and $497.0 million was due to the market decline.  The Company’s 4.2% market-related decrease in client assets compares with an 11.4% drop in the S&P 500 and a 5.6% decline in a 60/40 portfolio.

Growth Strategy

Our expansion of Edelman offices continues on plan.  A total of seven new branches have been added in 2010 in metropolitan New York, greater Washington, D.C., Chicago and Miami.  Additional expansion offices are slated for the Boston and Detroit areas with seven more planned for opening before the end of the year.  Although the expansion costs will impact earnings over the short term, we believe this investment will add enormously to the Company’s future results of operations.

In addition, the Company plans to further build on this expansion success by seeking to acquire other high-caliber practices and have set reserves in place to fund this mission.  Initiatives to attract new broker-dealers and advisors who we feel add to the success and profitability of the Company are also underway.  The Company is also working to attract new clients and assets to existing businesses and are preparing a  significant marketing initiative for this year.

The recent economic turmoil and upheaval in the credit markets resulted in significant dislocation in our industry.  We believe this presents a time of opportunity for us.  The considerable changes and challenges that many larger national firms are experiencing give us an advantage in hiring highly qualified and experienced financial advisors who have either become dislocated or disheartened with their current employer.  Financial advisors at these firms are faced with the challenge of convincing customers that their parent firm is strong and financially stable despite negative media coverage.  These financial professionals now consider regional firms like ours as serious alternatives for their business.  Our pipeline of new recruits and the quality of new recruits has increased significantly over the past two years.

Having divested the Company of the primary capital markets units that do not compliment our concentration on wealth management, we are well aligned for expansion.  The sale of non-core businesses continues to provide income that keeps the Company well capitalized and poised for growth.  Concept Capital, our prime brokerage and institutional services unit, anticipates having its independent broker-deal application approved during the third quarter of 2010.  We will continue to own 43.75% of Concept Capital, which broke even in the latest quarter, but it will be a passive investment, not an operating unit of the Company.

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile over the past twenty-four months.  As of June 30, 2010, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average (the “DJIA”), the Standard & Poor’s 500 Index (“S&P 500”) and the NASDAQ Composite Index (“NASDAQ”) up.  In contrast, the average daily volume on the New York Stock Exchange declined during the second quarter of 2010.  Despite the rally in the markets in the first quarter of 2010, the economic environment is challenging, with the national unemployment rate at approximately 9.7% at the end of June 2010, a decrease from the high of 10% at the end of December 2009.  The Federal Reserve Board (“FRB”) reduced the federal funds target rate to 0 – 0.25% on December 16, 2008, and has not yet begun increasing rates.  Most economists do not expect the federal funds rate will increase significantly during the fourth quarter of 2010.

Investors initially responded to the volatile markets with a flight to quality which, in turn, reduced yields on short-term U.S. treasury securities and produced a dramatic reduction in commercial paper issuance.  Investors are slowly moving back to high yielding investments, but this has been a slow progression.

The disruptions and developments in the general economy and the credit markets over the past twenty-four months have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed by Congress on July 15, 2010 and was signed into law on July 21, 2010.  The Act, among other things, established a Financial Stability Oversight Council (“FSOC”) and a Consumer Financial Protection Bureau (“CFPB”) whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers.  Many regulations will be issued to implement the Act over the next twelve to twenty-four months.  We are currently reviewing the Act and are unable to determine the final impact that the Act will have on our operations until these regulations have been issued.

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the second quarter of 2010, compensation and benefits represented 63.6% of total expenses and 58.6% of total revenue, compared to 69.3% of total expenses and 64.7% of total revenue during the second quarter of 2009.  The decrease in compensation and benefits as a percentage of expenses, and the decrease in compensation and benefits as a percentage of total revenue is principally due to a decrease in revenue in our prime brokerage services division which has a higher payout than our other business lines.

Floor brokerage, exchange, and clearance fees include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business.  The Company clears its transactions through several clearing firms, including Pershing, an affiliate of The Bank of New York Mellon, Goldman Sachs Execution & Clearing, L.P., First Clearing Corporation, and J.P. Morgan Clearing Corp.

Other expenses include (1) communications and data processing expenses, such as third-party systems, data, and software providers, (2) occupancy expenses, such as rent and utility charges for facilities, (3) interest expense, (4) goodwill and other intangible assets impairment charges, (5) amortization of other intangible assets, and (6) other general and administrative expenses.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Edelman opened six new offices in September 2009, four new offices during the three months ended March 31, 2010, and an additional three new offices during the three months ended June 30, 2010.

Total revenue was $45.7 million for the second quarter of 2010 compared to $48.1 million for the same quarter in 2009, a decrease of $2.4 million, or 4.8%, reflecting increases of $5.8 million in investment advisory and related services revenue, $279,000 in investment banking revenue, and $1.1 million in commission revenue, and a decrease in principal transactions revenue of $9.5 million.  Total expenses for the second quarter of 2010 decreased $2.7 million, or 6.0%, to $42.2 million from $44.9 million in the same quarter of the previous year principally due to a decline in compensation expense related to the decline in revenue.  The decrease in compensation expense was partially offset by increased occupancy, communications and data processing costs, and other general and administrative expenses.  Equity in income of limited partnerships decreased to $364,000 for the second quarter of 2010 compared to $1.5 million for the second quarter of 2009, reflecting a decline in the value of our partnership investment portfolios generally caused by a weaker investment climate.  Income (loss) from continuing operations, net of income taxes, was $2.9 million, or $0.06 per diluted common share, for the second quarter of 2010 compared to $5.1 million, or $0.14 per diluted common share, for the second quarter of 2009.

Revenue from investment advisory and related services increased to $23.1 million in the second quarter of 2010 from $17.3 million in the same quarter of 2009 as a result of an increase in client assets.  Commission revenue increased to $12.3 million in the second quarter of 2010 from $11.2 million for the same period in 2009 as a result of an increase in trading volume in the Wealth Management segment.  Investment banking revenue increased to $914,000 during the second quarter of 2010 from $635,000 in the same period of 2009 due to an increase in sales credits earned from syndicate transactions.  Principal transactions revenue decreased from $13.7 million for the second quarter of 2009 to $4.3 million for the second quarter of 2010 as the result of a decrease in fixed income trading at our Concept Capital division.  Other income increased from $2.5 million during the second quarter of 2009 to $2.6 million during the same period in 2010 reflecting an increase of $820,000 in hedge fund servicing revenue and third-party marketing fees.

During the three months ended June 30, 2010, employee compensation and benefits decreased to $26.8 million from $31.1 million in the same period last year principally due to lower commission expense related to reduced revenue from the sale of fixed income products.  During the three months ended June 30, 2010, floor brokerage, exchange, and clearance fees increased to $1.7 million from $1.6 million in the same period last year due to a higher commission revenue.  Communications and data processing costs increased to $3.0 million in the second quarter of 2010 compared to $2.5 million in the same period last year due to higher clearing firm service fees at our Concept Capital division.  Occupancy costs increased to $3.2 million in the second quarter of 2010 compared to $2.8 million in the second quarter of 2009 due to the Edelman expansion.  Interest expense decreased to $463,000 for the second quarter of 2010 compared to $640,000 in the second quarter of 2009 due to a decline in our funded debt from $33.8 million at June 30, 2009 to $16.7 million at June 30, 2010.  Other general and administrative expenses increased to $6.6 million during the second quarter of 2010 from $5.9 million in the second quarter of 2009 due to an increase in advertising and other expenses related to the Edelman expansion.

Our effective tax rate from continuing operations was 39.3% for the three months ended June 30, 2010 compared to 40.1% for the three months ended June 30, 2009.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

During the first quarter of 2009, the Company closed three retail offices.  The decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  During the fourth quarter of 2009, the Company completed its sale of most of its capital markets businesses.  The Company recorded a net loss from discontinued operations of $146,000 in the second quarter of 2010 compared to $736,000 in the second quarter of 2009 related to the closed offices and the sale of the capital markets business.

Results by Segment

Wealth Management

	Three Months Ended June 30,
	2010	2009
	(in thousands)

Revenue	$30,393	$24,399

Income from continuing operations before income taxes	$8,296	$5,689

Revenue from wealth management increased to $30.4 million from $24.4 million and income from continuing operations before income taxes increased to $8.3 million from $5.7 million.  Edelman opened six new offices in September 2009, four new offices during the three months ended March 31, 2010, and an additional three new offices during the three months ended June 30, 2010.  Investment advisory and related services fees increased to $22.8 million from $17.2 million reflecting an increase in the size of our client portfolios primarily due to improvement in the general securities market and the economy.  Selling concessions increased to $629,000 from $480,000 as a result of an increase in sales credits from syndicate transactions.  Total expenses increased to $22.0 million from $18.4 million due to higher employee compensation and occupancy costs associated with the Edelman expansion, and the increase in revenue.  Equity in loss of limited partnerships decreased to $178,000 from $407,000. The improvement in equity in  loss of limited partnerships is attributable to a lesser decline in the value of the limited partnerships we manage.

Institutional Services

Institutional Brokerage

	Three Months Ended June 30,
	2010	2009
	(in thousands)

Revenue	$1,284	$1,272

Loss from continuing operations before income taxes	$(132)	$(261)

Revenue from Institutional Brokerage was $1.3 million for the three months ended June 30, 2010, and 2009.  Loss from continuing operations before income taxes decreased to $132,000 from $261,000.  Total expenses remained constant at $1.4 million.

Prime Brokerage Services

	Three Months Ended June 30,
	2010	2009
	(in thousands)

Revenue	$13,720	$19,923

Income (loss) from continuing operations before income taxes	$(2)	$450

Revenue from prime brokerage services decreased to $13.7 million from $19.9 million and income (loss) from continuing operations before income taxes decreased to a loss of $2,000 from income of $450,000.  Principal transactions revenue decreased to $4.4 million from $11.8 million reflecting a decrease of $698,000 in proprietary trading revenue and a $6.7 million decrease in revenue earned from the sale of fixed income products.  The decline in principal transactions was partially offset by a $266,000 increase in commissions revenue mainly related to the addition of the Washington Research Group during the second quarter of 2009.  Total expenses decreased to $13.7 million from $19.5 million due to the lower revenue.

Corporate Support and Other

	Three Months Ended June 30,
	2010	2009
	(in thousands)

Revenue	$352	$2,476

Income (loss) from continuing operations before income taxes	$(4,214)	$1,798

Revenue from corporate support and other decreased to $352,000 from $2.5 million, and income (loss) from continuing operations before income taxes decreased to a loss of $4.2 million from income of $1.8 million.  Revenue from principal transactions, which consists of changes in the values of our investment portfolios, decreased to a loss of $607,000 from $1.5 million.  Total expenses increased to $5.1 million from $5.7 million due to higher goodwill and other intangible assets amortization expenses mainly related to the EFA acquisition.  The decline in the value of our partnership investments resulted in the decrease of equity in income of limited partnerships from $1.9 million during the second quarter of 2009 to $542,000 in the second quarter of 2010.  The Company recognized a $3.0 million gain on step acquisition in 2009 related to its previously-held noncontrolling interest in EFA.

Results of Operations

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Total revenue was $92.8 million for the six months ended June 30, 2010 compared to $83.9 million for the same period in 2009, an increase of $8.9 million, or 10.6%, reflecting increases of $13.6 million in investment advisory and related services revenue, $1.5 million in investment banking revenue, and $2.1 million in commission revenue partially offset by a decrease in principal transactions revenue of $9.1 million.  Total expenses for the six months ended June 30, 2010, decreased $7.4 million, or 7.7%, to $88.1 million from $95.4 million in the same period of the previous year principally due to $14.9 million in goodwill and other intangible assets impairment charges that were recognized in the first quarter of 2009.  The decrease in expenses related to the 2009 impairment charges was partially offset by increased employee compensation and benefits, communications and data processing costs, and other general and administrative expenses.  Equity in income of limited partnerships increased to $3.6 million for the six months ended June 30, 2010 compared to $988,000 for the same period of 2009, reflecting an increase in the fair value of our investment in PTC Houston Management due to a change in the ownership structure.  Income (loss) from continuing operations, net of income taxes, was $6.0 million, or $0.12 per diluted common share, for the six months ended June 30, 2010 compared to a loss of $4.4 million, or $(0.24) per diluted common share, for the six months ended June 30, 2009.

Revenue from investment advisory and related services increased to $45.0 million for the six months ended June 30, 2010 from $31.5 million in the same period of 2009 as a result of an increase in client assets.  Commission revenue increased to $23.7 million for the six months ended June 30, 2010, from $21.6 million for the same period in 2009 as a result of an increase in trading volume in the Wealth Management segment.  Investment banking revenue increased to $2.4 million during the six months ended June 30, 2010 from $915,000 in the same period of 2009 due to an increase in sales credits earned from syndicate transactions.  Principal transactions revenue decreased from $20.0 million for the six months ended June 30, 2009, to $11.0 million for the same period of 2010 as the result of an increase in the value of the Company’s investments, partially offset by a decrease in the sale of fixed income products.  Other income increased from $4.6 million during the six months ended June 30, 2009 to $5.4 million during the same period in 2010 reflecting an increase of $1.7 million in hedge fund servicing revenue and third-party marketing fees partially offset by a decrease in insurance commissions.

During the six months ended June 30, 2010, employee compensation and benefits increased to $56.4 million from $54.2 million in the same period last year principally due to higher commission expense related to higher revenue and to additional personnel related to the EFA acquisition and the Edelman expansion.  During the six months ended June 30, 2009, floor brokerage, exchange, and clearance fees decreased from $3.3 million to $2.9 million in the same period in 2010 due to a decrease in clearance fees in the institutional brokerage division due to lower trading volume.  Communications and data processing costs increased to $6.1 million for the six months ended June 30, 2010 compared to $4.8 million in the same period last year due to higher clearing firm service fees resulting from the increase in trading volume in the Wealth Management segment and additional customer accounts related to the EFA acquisition and the Edelman expansion.  Occupancy costs increased to $6.5 million in the six months ended June 30, 2010 compared to $5.6 million in the same period of 2009 due to the Edelman expansion.  Interest expense increased to $923,000 during the six months ended June 30, 2010, from $820,000 in the same period of 2009 due to an increase in the average balance of our funded debt from the first six months of 2009 to the first six months of 2010.  Amortization of other intangible assets increased to $890,000 for the six months ended June 30, 2010, compared to $673,000 for the same period of 2009 due to the acquisition of the additional 66% membership interest in EFA and to the acquisition of IFS.  Other general and administrative expenses increased to $14.4 million during the six months ended June 30, 2010 from $11.3 million in the same period of 2009 due to an increase in advertising and other expenses related to the acquisition of EFA and to the Edelman expansion.

Our effective tax rate from continuing operations was 39.1% for the six months ended June 30, 2010, compared to 32.3% for the six months ended June 30, 2009.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

During the first quarter of 2009, the Company closed three retail offices.  The decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  During the fourth quarter of 2009, the Company completed its sale of most of its capital markets businesses.  The Company recorded a net loss from discontinued operations of $258,000 in the six months ended June 30, 2010, compared to $3.1 million in the same period of 2009 related to the closed offices and the sale of the capital markets business.

Results by Segment

Wealth Management

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Revenue	$61,037	$45,735

Income from continuing operations before income taxes	$17,525	$10,669

Revenue from wealth management increased to $61.0 million from $45.7 million and income from continuing operations before income taxes increased to $17.5 million from $10.7 million.  On April 1, 2009, the Company increased its ownership of EFA from 10% to 76%, which required a change in our method of accounting for EFA’s results to consolidation from the cost method.  Edelman opened six new offices in September 2009 and an additional seven new offices during the six months ended June 30, 2010.  Investment advisory and related services fees increased to $44.5 million from $31.4 million reflecting an increase in the size of our client portfolios primarily due to improvement in the general securities market and the economy.  Sales credits from syndicate transactions increased to $2.4 million from $694,000 as a result of an increase in syndicate transactions.  Total expenses increased to $44.1 million from $33.9 million due to higher employee compensation and occupancy costs associated with the EFA acquisition, the Edelman expansion, and the increase in revenue.  Equity in income (loss) of limited partnerships increased to $543,000 from a loss of $1.2 million. The increase in equity in income (loss) of limited partnerships is attributable to an increase in the value of the limited partnerships we manage.

Institutional Services

Institutional Brokerage

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Revenue	$2,307	$2,584

Loss from continuing operations before income taxes	$(271)	$(501)

Revenue from institutional services decreased to $2.3 million from $2.6 million. Commission revenue decreased as a result of a decline in the number of shares traded.  Total expenses decreased to $2.6 million from $3.1 million due to decreased employee compensation related to the lower revenue.  Loss from continuing operations before income taxes decreased to $271,000 from $501,000.

Prime Brokerage Services

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Revenue	$26,898	$34,363

Income (loss) from continuing operations before income taxes	$(632)	$777

Revenue from prime brokerage services decreased to $26.9 million from $34.4 million and income (loss) from continuing operations before income taxes decreased to a loss of $632,000 from income of $777,000.  Principal transactions revenue decreased to $9.3 million from $19.3 million reflecting a decrease of $2.2 million in proprietary trading revenue and a decrease in revenue earned from the sale of fixed income products.  The decline in principal transactions was partially offset by a $774,000 increase in commissions revenue mainly related to the addition of the Washington Research Group during the second quarter of 2009.  Total expenses decreased to $27.5 million from $33.6 million due to the revenue decline.

Corporate Support and Other

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Revenue	$2,567	$1,246

Loss from continuing operations before income taxes	$(8,276)	$(18,454)

Revenue from corporate support and other increased to $2.6 million from $1.2 million and loss from continuing operations before income taxes decreased to $8.3 million from $18.5 million.  Revenue from principal transactions, which consists of changes in the values of our investment portfolios, increased to income of $596,000 from a loss of $303,000.  Total expenses decreased to $13.9 million from $24.8 million due to $14.9 million of goodwill and other intangible assets impairment charges recognized in 2009.  This decrease was partially offset by an increase in the provision for bad debts.  The deconsolidation of one of the investment partnerships that we manage and the fair value measurement of that investment resulted in equity in income of limited partnerships of $3.0 million for the six months ended June 30, 2010.  Equity in income of limited partnerships totaled $2.1 million for the six months ended June 30, 2009, mainly due to an increase in the value of the Company’s investment in high yield fixed income products.  The Company recognized a $3.0 million gain on step acquisition in 2009 related to its previously-held noncontrolling interest in EFA.

Liquidity and Capital Resources

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, including funds needed for the Edelman expansion, (3) debt repayment, and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties.  At June 30, 2010, we had $37.0 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, and marketable securities owned represented 16.3% of our total assets at the end of our second quarter.

Receivables turnover, calculated as annualized revenue divided by average receivables, was 1.6 for the six months ended June 30, 2010, compared to 1.4 for the same period in the prior year.  The increase in the receivables turnover was the result of an increase in investment advisory revenue that is typically collected as earned.  The allowance for doubtful accounts as a percentage of receivables was 2.0% at June 30, 2010, compared to 2.2% at December 31, 2009.

For the six months ended June 30, 2010, net cash provided by operations was $6.7 million versus $15.5 million during the same period in 2009.  Marketable securities owned decreased by $5.7 million during the first six months of 2010, securities sold, not yet purchased increased by $923,000 and payables to broker-dealers and clearing organizations decreased by $22,000.  The change in marketable securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations reflects the Company’s reduction of its net security positions.  The Company’s portfolio includes both long and short equity positions.  Our asset managers generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market and employ hedging strategies designed to insulate the net value of our portfolios from fluctuations in the general level of interest rates and equity price variances.  We finance a portion of our positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $23.7 million at June 30, 2010, compared to $22.8 million at December 31, 2009.  This increase is the result of changes in the values of our investment portfolios.  These limited partnerships typically have a ten-year life.

Capital expenditures for the first six months of 2010 were $1.8 million, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for the Edelman expansion.

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At June 30, 2010, SMH had net capital, as defined, of $10.9 million, which was $10.3 million in excess of its required net capital of $638,000.

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

In performing the first step of the goodwill impairment test, the estimated fair values of the reporting units were developed using the methods listed above.  When performing the discounted cash flow analysis, the Company utilized observable market data to the extent available.  Future cash flow projections are based primarily on actual results and, at April 30, 2009, included negative future cash flows for one reporting unit.  This reporting unit has no recorded goodwill.  For the February 28, 2009, and April 30, 2009, goodwill analyses, the cash flow estimates reflect zero growth for all projected future periods.

The Company performed an update of its April 30, 2008, review for goodwill impairment as of February 28, 2009, due to deterioration in overall macroeconomic conditions and the extended decline in the Company’s stock price.  This review was performed using the methodology described above.  Future cash flow projections were based primarily on actual results with budgeted cash flow projections used for one reporting unit.  When performing the February 28, 2009, discounted cash flow analysis, no future negative cash flows were projected.  This assessment resulted in the recognition of a goodwill impairment charge of $13.8 million at two reporting units:  Edelman - $13.0 million and Kissinger - $837,000.

For the April 30, 2010, goodwill analyses, the cash flow estimates reflect 6% revenue growth and 3% expense growth for all entities, other than Edelman entities, which were based on historical growth rates and future forecasts.  Edelman reflected higher growth rates of 10% based on the Edelman expansion plan to continue expansion by opening new offices throughout the country.  The discount rates utilized in the April 30, 2010, analysis ranged from 13% to 15%.  The Company also calculates estimated fair values of the reporting units utilizing multiples of earnings, book value, and assets under management of the reporting unit.  The estimated fair value using these techniques is compared with the carrying value of the reporting unit to determine if there is an indication of impairment.  A sensitivity analysis was also performed, which did not impact management’s conclusion that there is no indication of goodwill impairment.

Management also analyzed the estimated fair values of the reporting units in relation to our market capitalization.  The sum of the estimated fair values of the Company’s reporting units was greater than the market value of the Company’s common stock.  Based upon an analysis of historical acquisitions of financial services companies similar to ours, we believe the excess of approximately 40% represents a reasonable control premium in a hypothetical acquisition of the Company.

Remaining amounts of goodwill at June 30, 2010, were as follows:  Edelman - $67.2 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, Leonetti - $225,000, and IFS $409,000.  Future goodwill impairment tests may result in a future charge to earnings.

Other intangible assets consist primarily of customer relationships and trade names acquired in business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized on a straight line basis over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  Other intangible assets are tested for impairment by comparing expected future cash flows to the carrying amount of the intangible assets.  The Company recognized a trade name impairment of $1.1 million during the quarter ended March 31, 2009. Other intangible assets were tested for impairment as of April 30, 2010. Based on the analyses performed, there was no indication of impairment of other intangible assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the six months ended June 30, 2010, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Our financial services business is affected by general economic conditions.  Our revenue relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management.

At June 30, 2010, securities owned by the Company were $35.3 million, including $11.6 million in marketable securities, $21.8 million representing the Company’s investments in limited partnerships, and $1.9 million representing other not readily marketable securities.

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

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and under Part 2, Item 1 “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

As previously reported, in May 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH, US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC vs. Sanders Morris Harris Inc., in the 193rd Judicial District Court, Dallas County, Texas, alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with their purchase of $2.0 million in Ronco convertible preferred stock. On April 23, 2010, following a two-week trial, the jury returned a defense verdict in favor of SMH on all claims made by the plaintiffs.  The plaintiffs have filed a motion for new trial, which we have opposed, and which is pending.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended June 30, 2010:

			Total number of
	Total		shares purchased	Maximum number of
	number of	Average	as part of publicly	shares that may yet
	shares	price paid	announced plans	be purchased under
Period	purchased	per share	or programs (1)	the plans or programs
April 1 to April 30, 2010	-	$-	-	-
May 1 to May 31, 2010	76,275	5.48	76,275	239,444
June 1 to June 30, 2010	235,113	5.62	235,113	4,331

Total	311,388	$5.59	311,388	4,331

(1)
The Company announced a share repurchase program on November 7, 2007, to purchase up to 1.0 million shares of  the Company's shares of common stock.  On May 27, 2010, the board of directors approved the repurchase of up to an additional 1.0 million shares of common stock subject to approval of our bank.

Item 4. Submission of Matters to Voting Security Holders

On May 27, 2010, the Company held its annual meeting of shareholders to elect nine directors to the Company’s board of directors, each for a term of one year.

At the annual meeting, each nominee was elected and the results of the votes were as follows:

	Number of	Number of	Number of	Number of
	Shares	Shares	Shares	Broker
	Voted For	Voted Against	Withheld	Non-Votes

George L. Ball	21,515,607	627,952	686	5,915,606
Richard E. Bean	21,881,431	270,114	2,700	5,915,606
Charles W. Duncan III	21,047,356	1,104,184	2,705	5,915,606
Fredric M. Edelman	21,838,373	315,212	660	5,915,606
Scott B. McClelland	21,047,356	1,104,184	2,705	5,915,606
Ben T. Morris	21,606,674	547,139	432	5,915,606
Albert W. Niemi, Jr., PH.D.	21,744,726	406,814	2,705	5,915,606
Don A. Sanders	21,825,931	327,628	686	5,915,606
W. Blair Waltrip	21,792,693	358,702	2,850	5,915,606

The shareholders also approved the amendment and restatements of the Long-Term Incentive Plan, and ratified the appointment of Grant Thornton LLP as the Company’s independent registered accounting firm for the fiscal year 2010.  The results of these votes were as follows:

Amendment and Restatement of Long-Term Incentive Plan

Shares For	13,307,794
Shares Against	8,817,380
Shares Abstain	19,071
Broker Non-Votes	5,915,606

Ratification of Grant Thornton, LLP

Shares For	27,973,148
Shares Against	89,614
Shares Abstain	7,089

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

†10.19	2010 Executive Incentive Plan (Filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on June 3, 2010 (File No. 000-30066), and incorporated herein by reference).
†10.20
2010 Executive and Key Manager Restricted Stock Unit Sub-Plan (Filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on June 3, 2010 (File No. 000-30066), and incorporated herein by reference).

†10.21	Long-term Incentive Plan (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company dated April 15, 2010 (File No. 000-30066), and incorporated herein by reference).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:       August 9, 2010