Form 10-Q
period 2010-09-30
SANDERS MORRIS HARRIS GROUP INC
filed 2010-11-09
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
☐ Yes  ☒ No

As of November 5, 2010, the registrant had 28,878,141 outstanding shares of common stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and
	December 31, 2009	2

	Condensed Consolidated Statements of Operations for the Three and Nine Months
	Ended September 30, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Statement of Changes in Equity for the Nine Months
	Ended September 30, 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and cash equivalents	$33,168	$41,926
Receivables, net	120,822	113,072
Deposits with clearing organizations	1,973	2,527
Securities owned	34,588	39,380
Furniture, equipment, and leasehold improvements, net	13,790	14,617
Other assets and prepaid expenses	3,689	2,863
Goodwill, net	73,864	73,455
Other intangible assets, net	31,818	32,198
Total assets	$313,712	$320,038

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$32,683	$35,357
Borrowings	14,881	20,238
Deferred tax liability, net	19,798	15,455
Securities sold, not yet purchased	6,951	8,339
Payable to broker-dealers and clearing organizations	-	22
Total liabilities	74,313	79,411

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,043,171 and 29,882,238 shares issued, respectively	300	299
Additional paid-in capital	242,552	240,450
Accumulated deficit	(15,511)	(16,555)
Treasury stock, at cost, 1,066,512 and 0 shares, respectively	(5,695)	-
Total Sanders Morris Harris Group Inc. shareholders' equity	221,646	224,194
Noncontrolling interest	17,753	16,433
Total equity	239,399	240,627
Total liabilities and equity	$313,712	$320,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue:
Investment advisory and related services	$23,875	$19,426	$68,894	$50,891
Commissions	9,178	11,462	32,833	33,034
Principal transactions	2,920	4,935	13,895	24,960
Investment banking	502	508	2,913	1,423
Interest and dividends	2,444	2,504	7,840	7,899
Other income	2,173	2,578	7,526	7,134
Total revenue	41,092	41,413	133,901	125,341

Expenses:
Employee compensation and benefits	24,526	23,788	80,878	77,955
Floor brokerage, exchange, and clearance fees	1,050	1,373	3,967	4,627
Communications and data processing	3,199	2,600	9,251	7,361
Occupancy	3,476	3,150	10,004	8,718
Interest	479	1,263	1,402	2,083
Goodwill and other intangible assets impairment charges	-	-	-	14,928
Amortization of other intangible assets	445	289	1,335	962
Other general and administrative	6,263	6,208	20,654	17,462
Total expenses	39,438	38,671	127,491	134,096

Income (loss) from continuing operations before equity in income of limited partnerships and income taxes	1,654	2,742	6,410	(8,755)
Equity in income of limited partnerships	1,741	1,772	5,331	2,760
Gain on step acquisition	-	-	-	3,000
Income (loss) from continuing operations before income taxes	3,395	4,514	11,741	(2,995)
Provision (benefit) for income taxes	815	1,166	3,151	(1,987)
Income (loss) from continuing operations, net of income taxes	2,580	3,348	8,590	(1,008)
Loss from discontinued operations, net of income taxes	(172)	(840)	(430)	(3,934)
Net income (loss)	2,408	2,508	8,160	(4,942)
Less: Net income attributable to the noncontrolling interest	(1,262)	(1,409)	(3,631)	(3,665)
Net income (loss) attributable to Sanders Morris Harris Group Inc.	$1,146	$1,099	$4,529	$(8,607)

Basic earnings (loss) per common share:
Continuing operations	$0.05	$0.07	$0.17	$(0.17)
Discontinued operations	(0.01)	(0.03)	(0.02)	(0.14)
Net earnings (loss)	$0.04	$0.04	$0.15	$(0.31)

Diluted earnings (loss) per common share:
Continuing operations	$0.05	$0.07	$0.17	$(0.17)
Discontinued operations	(0.01)	(0.03)	(0.02)	(0.14)
Net earnings (loss)	$0.04	$0.04	$0.15	$(0.31)

Weighted average common shares outstanding:
Basic	29,153	27,797	29,519	27,689
Diluted	29,155	28,497	29,524	27,689

Amounts attributable to Sanders Morris Harris Group Inc. common shareholders:
Income (loss) from continuing operations, net of income taxes	$1,318	$1,939	$4,959	$(4,673)
Discontinued operations, net of income taxes	(172)	(840)	(430)	(3,934)
Net income (loss)	$1,146	$1,099	$4,529	$(8,607)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2010
(in thousands, except share and per share amounts)
(unaudited)

	Amounts	Shares

Common stock:
Balance, beginning of period	$299	29,882,238
Stock issued pursuant to stock-based compensation plan	1	160,933
Balance, end of period	300	30,043,171
Additional paid-in capital:
Balance, beginning of period	240,450
Stock issued pursuant to stock-based compensation plan; including tax benefit	88
Cash settlement of stock options	(140)
Tax adjustment related to stock-based compensation plan	690
Stock-based compensation expense	1,464
Balance, end of period	242,552
Accumulated deficit:
Balance, beginning of period	(16,555)
Cumulative effect of adoption of a new accounting principle	483
Cash dividends ($0.135 per share)	(3,968)
Net income attributable to Sanders Morris Harris Group Inc.	4,529
Balance, end of period	(15,511)
Treasury stock:
Balance, beginning of period	-	-
Acquisition of treasury stock	(5,695)	(1,066,512)
Balance, end of period	(5,695)	(1,066,512)
Noncontrolling interest:
Balance, beginning of period	16,433
Cumulative effect of adoption of a new accounting principle	(584)
Purchase of membership interest	410
Contributions	-
Distributions	(2,137)
Net income attributable to the noncontrolling interest	3,631
Balance, end of period	17,753
Total equity and common shares outstanding	$239,399	28,976,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,160	$(4,942)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sales of assets	1	12
Depreciation	3,255	3,280
Provision for bad debts	1,874	127
Stock-based compensation expense	1,464	2,921
Goodwill and other intangible assets impairment charges	-	14,928
Amortization of other intangible assets	1,335	962
Deferred income taxes	4,343	(2,225)
Equity in income of limited partnerships	(5,331)	(2,760)
Gain on step acquisition	-	(3,000)
Unrealized and realized (gain) loss on not readily marketable securities owned, net	(759)	58
Not readily maketable securities owned received for payment of investment banking fees	-	(21)
Net change in:
Receivables	(9,467)	(4,238)
Deposits with clearing organizations	554	(501)
Marketable securities owned	8,198	9,156
Other assets and prepaid expenses	(814)	(702)
Accounts payable and accrued liabilities	(2,946)	(2,359)
Securities sold, not yet purchased	(1,388)	(7,386)
Payable to broker-dealers and clearing organizations	(22)	(2,029)
Net cash provided by operating activities	8,457	1,281
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,404)	(1,607)
Acquisitions, net of cash acquired of $0 and $210, respectively	(750)	(25,324)
Cumulative effect of adoption of a new accounting principle	344	-
Purchases of not readily marketable securities owned	(149)	(493)
Proceeds from sales of not readily marketable securities owned	2,220	7,341
Proceeds from sales of assets	8	110
Net cash used in investing activities	(731)	(19,973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(5,695)	(28)
Proceeds from shares issued pursuant to stock-based compensation plan	86	225
Tax benefit of stock options exercised	3	17
Tax adjustment related to stock-based compensation plan	690	(971)
Cash settlement of stock options	(140)	-
Proceeds from borrowings	-	25,000
Repayment of borrowings	(5,357)	(2,976)
Contributions by noncontrolling interest	-	20
Distributions to noncontrolling interest	(2,137)	(4,151)
Payments of cash dividends	(3,934)	(3,817)
Net cash (used in) provided by financing activities	(16,484)	13,319
Net decrease in cash and cash equivalents	(8,758)	(5,373)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,926	30,224
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,168	$24,851

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

On January 1, 2010, we deconsolidated an investment in one of the Company’s limited partnerships as a result of the foregoing change in accounting policy. This entity had previously been consolidated due to financial support provided by the Company. The Company does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. Consequently, subsequent to the change in accounting policy, the Company deconsolidated this entity.  The Company has accounted for this limited partnership investment at fair value since January 1, 2010.  This investment will now be reported on the Condensed Consolidated Balance Sheet within securities owned at fair value with the change in fair value included in equity in income of limited partnerships on the Condensed Consolidated Statements of Operations.  In prior periods, this entity’s results, assets, and liabilities were reflected in each of the Company’s line items in the Condensed Consolidated Statements of Operations and Balance Sheet.  The Company recorded a $4.6 million cumulative adjustment to accumulated deficit that represents the fair value of this limited partnership at January 1, 2010.

In addition, the Company concluded that it was a primary beneficiary of two VIEs at January 1, 2010.  The Company has a 50% direct ownership in one of these entities and a 65% direct ownership in the other.  These entities are professional sports agencies that assist professional athletes with contract negotiation, marketing, and public relations.  The Company provided significant financial support, which it was not contractually obligated to do, beginning on January 1, 2010, to assist these entities to continue operating as a going concern and also became significantly more involved with the day-to-day operations of managing the businesses.  The Company intends to provide additional financial support when necessary in the future.  These facts enabled the Company to conclude that it has the power to direct the activities that significantly impact these entities’ economic performance and has the obligation to absorb the significant losses and receive benefits related to these entities due to its increased support.  The Company has provided $1.3 million in financial support as of September 30, 2010, which has been eliminated in consolidation.  The results of these entities have been included in the Condensed Consolidated Statements of Operations since January 1, 2010.  The carrying amounts of the assets and liabilities consolidated at January 1, 2010 are as follows:

Total assets	$733,000
Total liabilities	34,000
Noncontrolling interest	490,000

The creditors and/or beneficial holders of the consolidated VIEs do not have recourse to the general credit of the Company.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our consolidated financial position at September 30, 2010 and December 31, 2009, our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, our consolidated changes in equity for the nine months ended September 30, 2010, and our consolidated cash flows for the nine months ended September 30, 2010 and 2009.  All adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements, reiterates that SEC filers are required to evaluate subsequent events through the date the financial statements have been issued and eliminated the requirement that SEC filers disclose the date through which subsequent events have been evaluated.  ASU No. 2010-09 was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, enhances disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses.  The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period on or after December 15, 2010.  The amended guidance is effective for activity during a reporting period beginning with the first interim or annual reporting period beginning on or after December 15, 2010.  The Company expects the amended guidance to impact its disclosures in future periods, but to otherwise not have a material impact on the Company’s consolidated financial statements.

2.	ACQUISITIONS AND DISPOSITIONS

Acquisitions

On January 1, 2010, the Company completed the acquisition of a 51% interest in Investor Financial Solutions, LLC (“IFS”), a wealth management firm based in Huntington Beach, California for cash consideration of $1.0 million, $750,000 of which was payable at acquisition with the remainder, subject to adjustment based on gross revenue of IFS during the three months ended June 30, 2011, payable in July 2011.   The additional purchase price is expected to be between $0 and $250,000.  The liability for the additional purchase price was recorded at its January 1, 2010 fair value of $204,000.  The fair value of the consideration exceeded the fair market value of identifiable net tangible assets by $954,000, $409,000 of which has been recorded as goodwill, $955,000 of which has been recorded as other intangible assets, and $410,000 of which has been recorded as noncontrolling interest.  All of the goodwill associated with the IFS acquisition is expected to be deductible for tax purposes.  The acquisition was conducted in an arm’s length transaction to expand the Company’s high net worth business.  As of September 30, 2010, IFS had approximately $102.0 million in assets under management.

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

In December 2006, Ric Edelman organized a new entity, Edelman Financial Advisors, LLC (“EFA”), to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area, in which the company owned a 10% membership interest.  On April 1, 2009, the Company acquired an additional 66% membership interest in EFA for an aggregate consideration of $25.5 million in cash and a subordinated promissory note in the principal amount of $10.0 million.  The fair value of the Company’s previously-held noncontrolling interest in EFA on April 1, 2009 was $3.0 million.  The consideration paid exceeded the fair market value of identifiable net tangible assets by $36.3 million, $24.2 million of which has been recorded as goodwill, $22.3 million of which has been recorded as other intangible assets, $7.2 million of which has been recorded as noncontrolling interest, and $3.0 million of which has been recorded as a gain on step acquisition.  All of the goodwill associated with the EFA acquisition is expected to be deductible for tax purposes.  On August 24, 2009, EFA was merged with and into another Edelman subsidiary, Edelman Financial Services, LLC (“EFS”).  As of September 30, 2010, Edelman, based in Fairfax, Virginia, managed approximately $5.4 billion in assets.

The EFA acquisition was accounted for using the acquisition method and, accordingly, the financial information of EFA has been included in the Company’s Condensed Consolidated Financial Statements from April 1, 2009.  During the measurement period, the Company must recognize adjustments to the provisional amounts as if the accounting for the business combination had been completed at the acquisition date.  Thus, the Company must recognize all purchase accounting transactions related to this acquisition as of the second quarter of 2009 for comparative financial statements.  The gain on step acquisition of $3.0 million and other intangible assets amortization of $255,000 are included in the nine months ended September 30, 2009, in accordance with the business combination standards to recognize these amounts as of the acquisition date, April 1, 2009.

The pro forma combined historical results as if the EFA acquisition had been included in operations commencing January 1, 2009, are as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands, except per share amounts)

Total revenue	$133,901	$126,878
Net income (loss) attributable to
Sanders Morris Harris Group Inc.	4,529	(9,428)
Earnings (loss) per common share:
Basic	$0.15	$(0.34)
Diluted	$0.15	$(0.34)

Dispositions

On November 9, 2009, the Company and SMH entered into an Amended and Restated Contribution Agreement with Pan Asia China Commerce Corp. (“PAC3”), Madison Williams Capital LLC (“New BD”), Madison Williams and Company, LLC (“Madison Williams”),  and Fletcher Asset Management, Inc. (“Fletcher”), with respect to the formation of the New BD. Pursuant to the Amended and Restated Contribution Agreement, (a) PAC3 agreed to subscribe for and purchase a 3.1% Class A membership interest and 28.0% Class B membership interest, (b) SMH agreed to contribute to New BD its Capital Markets business, including a specified amount of working capital (as adjusted for any profits or losses incurred in the Capital Markets business between January 1, 2009, and the date of closing) less (i) the value of the accounts receivable contributed to Madison Williams, (ii) the value of the certain assets in SMH’s New Orleans, Louisiana office, (iii) the value of certain money security deposits and any advance payments, and (iv) the value of certain securities to be mutually agreed upon by the parties in exchange for a 17.5% Class A membership interest in Madison Williams, cash, and a note issued by Madison Williams to SMH, and, (c) Fletcher agreed to subscribe for and purchase a 40.5% Class A membership interest in Madison Williams in exchange for a cash contribution. Members of management of the Capital Markets Business retained the remaining 6.5% membership interest in Madison Williams.  SMH’s membership interest is subject to call for $4.0 million through December 31, 2010.  The Class A membership interests have a distribution preference over the Class B membership interests until a total of $8.5 million of distributions to the Class A membership interests have been made, and no distributions may be made to any class of Class B membership interests until the SMH note for $8.0 million has been repaid.  This transaction closed on December 9, 2009.  The Company expects to receive its share of profits if and when distributions are made by Madison Williams.

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
		(in thousands)
Marketable:
Corporate stocks and options	$9,017	$6,951	$12,695	$8,339
Corporate bond	1,003	-	3,861	-
Total marketable	10,020	6,951	16,556	8,339
Not readily marketable:
Limited partnerships-consolidated management companies	11,724	-	10,911	-
Limited partnerships-other	10,728	-	9,058	-
Warrants	1,686	-	2,429	-
Equities and options	430	-	426	-
Total not readily marketable	24,568	-	22,824	-
Total	$34,588	$6,951	$39,380	$8,339

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 or other applicable securities acts, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company.  Not readily marketable securities consist of investments in limited partnerships, equities, options, and warrants. The Company is restricted from exiting their investments in limited partnerships-consolidated management companies ("private investment limited partnerships") prior to dissolution of the fund partnership; however, limited partners can sell their interest in the private investment partnership to qualified investors. The Company does not intend to exit the private investment limited partnerships until dissolution.  Unfunded commitments in the private investment limited partnerships were $334,000 as of September 30, 2010.  In accordance with FASB ASC Topic 323, Investments – Equity Method and Joint Ventures, direct investments in limited partnerships are accounted for using the equity method which approximates fair value.  Proprietary investments in limited partnerships held by the Company’s broker-dealer subsidiary are accounted for at fair value.  The Company expects to receive its interests in the private investment limited partnerships over the remaining one to ten year life of the private investment limited partnerships. Investments in limited partnerships-other principally consists of an investment in PTC Houston Management and Madison Williams.

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

The following table sets forth by level within the fair value hierarchy securities owned and securities sold, not yet purchased as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities owned:
Corporate stocks and options	$8,855	$162	$430	$9,447
Corporate bond	-	1,003	-	1,003
Limited partnerships-consolidated management companies	-	-	11,724	11,724
Limited partnerships-other	-	-	9,395	9,395
Warrants	-	1,671	15	1,686
Total securities owned	$8,855	$2,836	$21,564	$33,255

Securities sold, not yet purchased:
Corporate stocks and options	$6,822	$129	$-	$6,951
Total securities sold, not yet purchased	$6,822	$129	$-	$6,951

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 securities owned for the three months ended September 30, 2010:

	Limited Partnerships Consolidated Management Companies	Limited Partnerships Other	Warrants	Equities and Options	Total
	(in thousands)
Balance, beginning of period	$11,001	$9,391	$17	$468	$20,877
Realized gains (losses)	-	-	-	-	-
Unrealized gains (losses) relating to securities still held at the reporting date	729	3	(2)	(38)	692
Purchases, issuances, and settlements	(6)	1	-	-	(5)
Balance, end of period	$11,724	$9,395	$15	$430	$21,564

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 securities owned for the nine months ended September 30, 2010:

	Limited Partnerships Consolidated Management Companies	Limited Partnerships Other	Warrants	Equities and Options	Total
	(in thousands)
Balance, beginning of period	$10,913	$2,340	$5	$426	$13,684
Cumulative effect of adoption of a new accounting principle	-	4,650	-	-	4,650
Realized gains	-	118	-	-	118
Unrealized gains relating to securities still held at the reporting date	880	2,593	10	1	3,484
Purchases, issuances, and settlements	(69)	(306)	-	3	(372)
Balance, end of period	$11,724	$9,395	$15	$430	$21,564

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no significant transfers into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2010.

Net unrealized gains (losses) for Level 3 securities owned are a component of “Principal transactions” and “Equity in income of limited partnerships” in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
		Equity in Income		Equity in Income
	Principal	of Limited	Principal	of Limited
	Transactions	Partnerships	Transactions	Partnerships
	(in thousands)		(in thousands)

Unrealized gains (losses) relating to securities still held at the reporting date	$23	$669	$(30)	$3,514

At September 30, 2010, the Company had $279,000 and $1.1 million in securities owned that are valued using the equity method and at cost basis, respectively.  The fair value of these investments has not been estimated since there are no events or changes in circumstances that may have a significant adverse effect on the fair value, and it is not practicable to estimate the fair value of these investments.

4.	RECEIVABLES

	September 30,	December 31,
	2010	2009
	(in thousands)

Notes Receivable:
Nonaffiliates	$5,713	$6,127
Employees and executives	2,174	2,670
Other affiliates	9,529	8,556
Receivables from affiliated limited partnerships	1,625	337
Receivables from other affiliates	5,199	2,946
Receivable from Endowment Advisers	62,234	65,398
Receivables from broker-dealers	1,898	1,112
Receivables from customers	23,820	22,569
Current tax receivable	10,896	5,901
Allowances for bad debts	(2,266)	(2,544)
Receivables, net	$120,822	$113,072

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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill and other intangible assets were as follows:

	Nine Months Ended September 30, 2010
			Amortizable Intangible Assets:			Total Other
			Covenants Not	Customer		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Subtotal	Assets
			(in thousands)

Balance, beginning of period	$73,455	$18,422	$3,683	$10,093	$13,776	$32,198
Acquisition of IFS	409	166	22	767	789	955
Amortization of other intangible assets	-	-	(652)	(683)	(1,335)	(1,335)
Balance, end of period	$73,864	$18,588	$3,053	$10,177	$13,230	$31,818

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

As of September 30, 2010, the remaining weighted-average amortization period was 3.58 years for covenants not to compete and 11.46 years for customer relationships included in the table above.

6.	BORROWINGS

In May 2009, the Company borrowed $25.0 million under a credit agreement with a bank, the proceeds of which were used to complete the EFA acquisition.  The credit agreement matures on October 31, 2012, and bears interest at the greater of the prime rate or 5%.  Principal of $1.8 million plus interest is payable quarterly.  The credit agreement is secured by substantially all of the assets of the Company.  The credit agreement contains various covenants customary for transactions of this type including the requirement that the Company maintain minimum financial ratios, net worth, liquid assets, and cash balances, as well as minimum assets under management, and meet monthly, quarterly, and annual reporting requirements.  The credit agreement also contains covenants that restrict the ability of the Company, among other things, to incur indebtedness, pay dividends or distributions, make capital expenditures and other restricted payments, including investments, and consummate asset sales.  At September 30, 2010, the Company was in compliance with all covenants.

7.	INCOME TAXES

The difference between the effective tax rate reflected in the income tax provision (benefit) from continuing operations attributable to the Company and the statutory federal rate is analyzed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Expected federal tax at statutory rate of 34%	$725	$1,056	$2,757	$(2,264)
State and other income taxes	90	110	394	277
Total	$815	$1,166	$3,151	$(1,987)

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

8.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has two types of stock-based compensation awards:  (1) stock options and (2) restricted common stock.

The following table sets forth pertinent information regarding stock option transactions for the nine months ended September 30, 2010:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2010	601,141	$9.95
Granted	-	-
Exercised	(17,807)	4.82
Settled	(140,000)	4.44
Cancelled/Forfeited	(58,334)	6.70
Outstanding at September 30, 2010	385,000	11.98

Options exercisable at September 30, 2010	385,000	11.98

Incentive award shares available for grant at September 30, 2010	2,486,053

During the nine months ended September 30, 2010 and 2009, 17,807 and 42,500 options were exercised for which the Company received proceeds of $86,000 and $195,000, respectively.  The Company recognized pretax compensation expense of $27,000, during the nine months ended September 30 2009, related to stock options.  No such expense was recognized during the nine months ended September 30, 2010.  There was no unrecognized stock-based compensation expense related to stock options at September 30, 2010.

The following table summarizes certain information related to restricted common stock grants at September 30, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2010	490,076	$8.17

Nonvested at September 30, 2010	352,758	7.20

For the nine months ended September 30, 2010:

Granted	162,290	5.56

Vested	280,444	7.96

Forfeited	19,164	7.00

Employees deferred compensation of $30,000 during the nine months ended September 30, 2009, which was used to purchase restricted common stock.  No such compensation was deferred during the nine months ended September 30, 2010.  The Company recognized pretax compensation expense of $1.5 million and $2.9 million during the nine months ended September 30, 2010 and 2009, respectively, related to its restricted common stock plan.  At September 30, 2010, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock was $1.5 million and is expected to be recognized over the next 4.50 years.

9.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock. On May 27, 2010, the Company’s board of directors approved the repurchase of up to another 1,000,000 shares of the Company’s common stock, subject to a maximum expenditure of $2.5 million under the credit agreement.  Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices.  Such repurchases are accounted for using the cost method.  The Company repurchased 1,066,512 shares of its common stock at an average price of $5.34 per share during the nine months ended September 30, 2010, related to this program.

10.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Income (loss) from continuing operations, net of income taxes	$1,318	$1,939	$4,959	$(4,673)
Loss from discontinued operations, net of income taxes	(172)	(840)	(430)	(3,934)
Net income (loss) attributable to the Company	$1,146	$1,099	$4,529	$(8,607)

Basic earnings (loss) per common share:
Continuing operations	$0.05	$0.07	$0.17	$(0.17)
Discontinued operations	(0.01)	(0.03)	(0.02)	(0.14)
Net earnings (loss)	$0.04	$0.04	$0.15	$(0.31)

Diluted earnings (loss) per common share:
Continuing operations	$0.05	$0.07	$0.17	$(0.17)
Discontinued operations	(0.01)	(0.03)	(0.02)	(0.14)
Net earnings (loss)	$0.04	$0.04	$0.15	$(0.31)

Weighted average number of common shares outstanding:
Basic	29,153	27,797	29,519	27,689
Potential dilutive effect of stock-based awards	2	700	5	-
Diluted	29,155	28,497	29,524	27,689

Outstanding stock options of 365,000 and 440,000 for the three months ended September 30, 2010 and 2009, respectively, and 365,000 and 617,807 for the nine months ended September 30, 2010 and 2009, respectively, have not been included in diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.  Warrants outstanding at September 30, 2010, to purchase shares of common stock in an aggregate value of up to $7.5 million at an exercise price of $5.75 per common share have also not been included in diluted earnings per common share for the three and nine months ended September 30, 2010 because to do so would have been anti-dilutive for the period.  There were no warrants outstanding at September 30, 2009.

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

Many aspects of our business involve substantial risks of liability. In the normal course of business, we have been and in the future may be named as defendant or co-defendant in lawsuits and arbitration proceedings involving primarily claims for damages, relating to our activities as a broker-dealer in securities, as an employer, and as a result of other business activities.  We are also involved in a number of regulatory matters arising out of the conduct of our business.  There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our consolidated financial position, results of operations, and cash flows. In addition to claims for damages and monetary sanctions that may be made against us, we incur substantial costs in investigating and defending claims and regulatory matters.

As previously reported, in July 2008, the Dallas regional office of the Financial Industry Regulatory authority (“FINRA”) conducted a routine examination of SMH’s broker-dealer activities.  SMH received an examination report on December 31, 2008, which identified a number of deficiencies in SMH’s operations.  In April 2009, SMH resolved half of the deficiencies noted through a compliance conference procedure. On October 5, 2010, SMH received a “Wells letter” notification from FINRA, which states that the staff of FINRA has made a preliminary determination to recommend that disciplinary action be brought against SMH and two former employees based on alleged violations of certain federal securities laws and FINRA rules based on the deficiencies identified in the 2008 examination. Under the Wells procedure, SMH has an opportunity to respond to FINRA before any action is taken against it. Discussions have commenced between the staff of FINRA and our legal counsel with respect to the alleged violations and resolution of the matter. There is no assurance that a prompt resolution can be reached or that the ultimate impact on SMH and the Company will not be material

In May 2007, two purchasers of Ronco Corporation convertible preferred stock filed a complaint against SMH alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with the plaintiffs’ purchase of $2.0 million in Ronco convertible preferred stock. On March 17, 2009, a third purchaser of Ronco convertible preferred stock filed a complaint against SMH. The claims are similar to the above referenced case. The third purchaser invested $1.9 million in Ronco convertible preferred stock.  In addition, in July 2009, the Bankruptcy Trustee filed a derivative action on behalf of the shareholders of Ronco against two former directors of Ronco (who were employees of SMH) for negligently authorizing the closing of the purchase of the assets of Ronco Marketing Corp. in breach of their fiduciary duties of care and loyalty and against SMH for negligent misrepresentation, breach of fiduciary duties, breach of contract, and violation of the Texas Fraudulent Transfer Act.  On April 23, 2010, following a two-week trial, the jury returned a defense verdict in favor of SMH on all claims made by the plaintiffs, in the first lawsuit.  Following the trial, the plaintiffs filed a motion for new trial, which we opposed.  On August 16, 2010, the plaintiffs withdrew their motion for new trial and this matter was concluded.  In addition, in August 2010, following mediation, we have reached an agreement in principle to resolve the two remaining cases.

In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the plaintiffs seek substantial or indeterminate damages or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual result in each pending matter will be.  Based on currently available information, we have established reserves for certain litigation matters and our management does not believe that resolution of any matter will have a material adverse effect on our liquidity or financial position although, depending on our results for a particular period, an adverse determination could have a material effect on quarterly or annual operating results in the period in which it is resolved.  At September 30, 2010, the Company has accrued $1.5 million for potential legal liabilities that are probable and can be reasonably estimated based on a review of existing claims and arbitrations, which is included in “Accounts payable and accrued liabilities” in the Condensed Consolidated Balance Sheet.  There is no assurance that this amount will be adequate to cover actual costs that may be subsequently incurred.

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

The following summarizes certain financial information of each reportable business segment for the three and nine months ended September 30, 2010 and 2009, respectively.  SMHG does not analyze asset information in all business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Revenue:
Wealth Management	$30,457	$26,355	$91,494	$72,090
Institutional Services:
Institutional brokerage	946	1,244	3,253	3,828
Prime brokerage services	8,127	12,566	35,025	46,929
Institutional Services Total	9,073	13,810	38,278	50,757
Corporate Support and Other	1,562	1,248	4,129	2,494
Total	$41,092	$41,413	$133,901	$125,341

Income (loss) from continuing operations before equity in income (loss) of limited partnerships and income taxes:
Wealth Management	$7,290	$7,228	$24,272	$19,052
Institutional Services:
Institutional brokerage	(194)	(23)	(465)	(524)
Prime brokerage services	(856)	(416)	(1,488)	361
Institutional Services Total	(1,050)	(439)	(1,953)	(163)
Corporate Support and Other	(4,586)	(4,047)	(15,909)	(27,644)
Total	$1,654	$2,742	$6,410	$(8,755)

Equity in income (loss) of limited partnerships:
Wealth Management	$669	$356	$1,212	$(799)
Institutional Services:
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Institutional Services Total	-	-	-	-
Corporate Support and Other	1,072	1,416	4,119	3,559
Total	$1,741	$1,772	$5,331	$2,760

Gain on step acquisition:
Wealth Management	$-	$-	$-	$-
Institutional Services:
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Institutional Services Total	-	-	-	-
Corporate Support and Other	-	-	-	3,000
Total	$-	$-	$-	$3,000

Income (loss) from continuing operations before income taxes:
Wealth Management	$7,959	$7,584	$25,484	$18,253
Institutional Services:
Institutional brokerage	(194)	(23)	(465)	(524)
Prime brokerage services	(856)	(416)	(1,488)	361
Institutional Services Total	(1,050)	(439)	(1,953)	(163)
Corporate Support and Other	(3,514)	(2,631)	(11,790)	(21,085)
Total	$3,395	$4,514	$11,741	$(2,995)

Net income attributable to the noncontrolling interest:
Wealth Management	$(1,262)	$(1,409)	$(3,631)	$(3,665)
Institutional Services:
Institutional brokerage	-	-	-	-
Prime brokerage services	-	-	-	-
Institutional Services Total	-	-	-	-
Corporate Support and Other	-	-	-	-
Total	$(1,262)	$(1,409)	$(3,631)	$(3,665)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Cash payment (refund) for income taxes, net	$2,669	$(2,407)
Cash paid for interest	644	903
Noncash investing activities:
Cumulative effect of adoption of a new accounting principle	445	-
Acquisition:
Goodwill and other intangible assets, net	-	10,000
Subordinated promissory note	-	(10,000)
Noncash financing activities:
Increase (decrease) in dividends declared not yet paid	(34)	15

14.	RELATED PARTY TRANSACTIONS

The Company had receivables from related parties totaling $18.5 million at September 30, 2010, primarily consisting of $3.2 million of advances to unconsolidated related entities to fund operating expenses, $2.2 million of notes receivable from employees and consultants representing loans made to induce the employees and consultants to affiliate with the Company, and $1.6 million of management fees receivable from the limited partnerships that the Company manages.  The September 30, 2010 related party receivables balance also includes an $8.0 million note issued by Madison Williams to the Company in connection with the Capital Markets transaction and a $1.2 million note issued by Concept Capital Holdings, LLC to the Company in connection with the planned separation of the Concept Capital division.

15.	DISCONTINUED OPERATIONS

During the first quarter of 2009, SMH closed three retail offices.  This decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  The results of operations for these offices have been reclassified as discontinued operations for all periods presented.

During the fourth quarter of 2009, SMH contributed to Madison Williams the Capital Markets business in exchange for a 17.5% Class A membership interest in Madison Williams, cash, and a note issued by Madison Williams to the Company.  The results of operations for the Capital Markets business have been reclassified as discontinued operations for all periods presented.  A summary of selected financial information of discontinued operations is as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating activities:
Revenue	$4	$6,454	$16	$19,096
Expenses	286	7,922	721	25,793
Loss from discontinued operations before noncontrolling interest and income taxes	(282)	(1,468)	(705)	(6,697)
Noncontrolling interest in net loss of consolidated companies	-	80	-	192
Loss from discontinued operations before income taxes	(282)	(1,388)	(705)	(6,505)
Benefit for income taxes	(110)	(548)	(275)	(2,571)
Loss from discontinued operations, net of income taxes	$(172)	$(840)	$(430)	$(3,934)

Major classes of assets and liabilities of the offices and the Capital Markets business accounted for as discontinued operations in the accompanying Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)

Furniture, equipment, and leasehold improvements, net	$123	$179
Total assets of discontinued operations	$123	$179
Total liabilities of discontinued operations	$55	$89

16.	SUBSEQUENT EVENTS

Concept Capital Holdings, LLC received approval from FINRA of its New Member Application in October 2010. SMH sold the Washington Research Group, a division of Concept Capital to MF Global Inc. on October 26, 2010.

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

Client Assets(1)
(in millions)

December 31, 2008	$8,627
March 31, 2009	8,501
June 30, 2009	9,534
September 30, 2009	10,595
December 31, 2009	11,273
March 31, 2010	11,904
June 30, 2010	11,085
September 30, 2010	12,072

(1)	Client assets include the gross value of assets under management directly or via outside managers and assets held in brokerage accounts for clients by outside clearing firms.

Client assets increased by $987.0 million in the third quarter of 2010, of which $848.0 million was due to market appreciation and net inflows of $139.0 million.  The Company’s 7.6% market-related increase in client assets compares with an 11.3% increase in the S&P 500 and a 7.9% increase in a 60/40 portfolio.

	Three Months Ended September 30,
	2010	2009
	(in millions)

Client assets at June 30	$11,085	$9,534
Inflows:
Asset Inflows	431	472
New Businesses	-	4
Total Asset Inflows	431	476

Outflows:
Asset Outflows	(292)	(299)
Closed Businesses	-	(69)
Total Asset Outflows	(292)	(368)

Net Inflows	139	108

Market Appreciation	848	953
Net Change	987	1,061
Client Assets at September 30	$12,072	$10,595

Growth Strategy

Our expansion of Edelman offices continues on plan.  Nine new branches have been added in 2010 in metropolitan New York, greater Washington, D.C., Chicago and South Florida.  Additional expansion offices are slated for the Richmond, Boston and Detroit areas with one opening planned before the end of the year.  Although the expansion costs will impact earnings over the short term, we believe this investment will add enormously to the Company’s future results of operations.

In addition, the Company plans to further build on this expansion success by seeking to acquire other high-caliber practices and has established reserves to fund this mission.  Initiatives to attract new broker-dealers and advisors who we feel add to the success and profitability of the Company are also underway.  The Company is also working to attract new clients and assets to existing businesses and is preparing a significant marketing initiative for this year.

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

Having divested the Company of the primary capital markets units that do not complement our concentration on wealth management, we are well aligned for expansion.  The sale of non-core businesses continues to provide income that keeps the Company well capitalized and poised for growth.  Concept Capital, our prime brokerage and institutional services unit, has had its independent broker-deal application approved during the fourth quarter of 2010.  We anticipate completion of the sale of Concept Capital by the end of 2010.  We will continue to own an interest in Concept Capital, but it will not be an operating unit of the Company.

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile over the past twenty-four months.  As of September 30, 2010, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average, the Standard & Poor’s 500 Index and the NASDAQ Composite Index up.  In contrast, the average daily volume on the New York Stock Exchange declined during the third quarter of 2010.  Despite the rally in the markets in the first quarter of 2010, the economic environment is challenging, with the national unemployment rate at approximately 9.6% at September 30, 2010, a decrease from the high of 10% at the end of December 2009.  The Federal Reserve Board reduced the federal funds target rate to 0 – 0.25% on December 16, 2008, and has not yet begun increasing rates.  Most economists do not expect the federal funds rate will increase significantly during the fourth quarter of 2010.

Investors initially responded to the volatile markets with a flight to quality which, in turn, reduced yields on short-term U.S. treasury securities and produced a dramatic reduction in commercial paper issuance.  Investors are slowly moving back to high yielding investments, but this has been a slow progression.

The disruptions and developments in the general economy and the credit markets over the past twenty-four months have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed by Congress on July 15, 2010 and was signed into law on July 21, 2010.  The Act, among other things, established a Financial Stability Oversight Council and a Consumer Financial Protection Bureau whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers.  Many regulations will be issued to implement the Act over the next twelve to twenty-four months.  We have  reviewed the Act but are unable to determine the final impact that the Act will have on our operations until these regulations have been issued.

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the third quarter of 2010, compensation and benefits represented 62.2% of total expenses and 59.7% of total revenue, compared to 61.5% of total expenses and 57.4% of total revenue during the third quarter of 2009.  The increase in compensation and benefits as a percentage of expenses, and the increase in compensation and benefits as a percentage of total revenue is principally due to the addition of personnel to enable the expansion of Edelman.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Edelman opened six new offices in September 2009, four new offices during the three months ended March 31, 2010, three new offices during the three months ended June 30, 2010, and two additional offices during the three months ended September 30, 2010.

Total revenue was $41.1 million for the third quarter of 2010 and $41.4 million for the third quarter of 2009, primarily reflecting increases of $4.4 million in investment advisory and related services revenue, offset by decreases of $2.3 million in commission revenue, and a decrease in principal transactions revenue of $2.0 million.  Total expenses for the third quarter of 2010 increased $767,000 or 2.0%, to $39.4 million from $38.7 million in the same quarter of the previous year principally due to an increase in compensation expense related to the Edelman expansion.  The increase in compensation expense was partially offset by decreased interest expense and decreased floor brokerage, exchange, and clearance fees.  Equity in income of limited partnerships decreased to $1.7 million for the third quarter of 2010 from $1.8 million for the third quarter of 2009.  Income from continuing operations, net of income taxes, was $2.6 million, or $0.05 per diluted common share, for the third quarter of 2010 compared to $3.3 million, or $0.07 per diluted common share, for the third quarter of 2009.

Revenue from investment advisory and related services increased to $23.9 million in the third quarter of 2010 from $19.4 million in the same quarter of 2009 as a result of an increase in client assets.  Commission revenue decreased to $9.2 million in the third quarter of 2010 from $11.5 million for the same period in 2009 as a result of a decrease in trading volume in the Institutional Services segment.  Investment banking revenue, consisting of sales credits from our participation in syndicate transactions, was $502,000 in the third quarter of 2010 and $508,000 in the third quarter of 2009.  Principal transactions revenue decreased from $4.9 million for the third quarter of 2009 to $2.9 million for the third quarter of 2010 as the result of a decrease in fixed income trading at our Concept Capital division.  Other income decreased from $2.6 million during the third quarter of 2009 to $2.2 million during the same period in 2010 reflecting a decrease of $385,000 in insurance commission activity during the quarter.

During the three months ended September 30, 2010, employee compensation and benefits increased to $24.5 million from $23.8 million in the same period last year principally due to the Edelman expansion.  During the three months ended September 30, 2010, floor brokerage, exchange, and clearance fees decreased to $1.1 million from $1.4 million in the same period last year due to a lower commission revenue.  Communications and data processing costs increased to $3.2 million in the third quarter of 2010 compared to $2.6 million in the same period last year due to the Edelman expansion.  Occupancy costs increased to $3.5 million in the third quarter of 2010 compared to $3.2 million in the third quarter of 2009 due to the Edelman expansion.  Interest expense decreased to $479,000 for the third quarter of 2010 compared to $1.3 million in the third quarter of 2009 due to a decline in our funded debt from $22.0 million at September 30, 2009 to $14.9 million at September 30, 2010.  Other general and administrative expenses increased to $6.3 million during the third quarter of 2010 from $6.2 million in the third quarter of 2009 due to an increase in advertising and other expenses related to the Edelman expansion.

Our effective tax rate from continuing operations was 38.2% for the three months ended September 30, 2010 compared to 37.6% for the three months ended September 30, 2009.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

During the first quarter of 2009, the Company closed three retail offices.  The decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  During the fourth quarter of 2009, the Company completed its sale of most of its capital markets businesses.  The Company recorded a net loss from discontinued operations of $172,000 in the third quarter of 2010 compared to $840,000 in the third quarter of 2009 related to the closed offices and the sale of the capital markets business.

Results by Segment

Wealth Management

	Three Months Ended September 30,
	2010	2009
	(in thousands)

Revenue	$30,457	$26,355

Income from continuing operations before income taxes	$7,959	$7,584

Revenue from wealth management increased to $30.5 million from $26.4 million and income from continuing operations before income taxes increased to $8.0 million from $7.6 million.  Edelman opened six new offices in September 2009, four new offices during the three months ended March 31, 2010, three new offices during the three months ended June 30, 2010 and two additional offices during the three months ended September 30, 2010.  Investment advisory and related services fees increased to $23.8 million from $19.4 million reflecting an increase in the size of our client portfolios primarily due to improvement in the general securities market and the economy.  Sales credits from our participation in syndicate transactions increased to $502,000 from $444,000 as a result of an increase in sales credits from syndicate transactions.  Total expenses increased to $23.2 million from $19.1 million due to higher employee compensation costs of $2.7 million and occupancy costs of $690,000 associated with the Edelman expansion, and the increase in revenue.  Equity in loss of limited partnerships decreased to $669,000 from $356,000. The improvement in equity in income of limited partnerships is attributable to an increase in the value of the limited partnerships we manage.

Institutional Services

Institutional Brokerage
	Three Months Ended September 30,
	2010	2009
	(in thousands)

Revenue	$946	$1,244

Loss from continuing operations before income taxes	$(194)	$(23)

Revenue from institutional brokerage decreased to $946,000 for the three months ended September 30, 2010, from $1.2 million for the three months ended September 30, 2009. The decrease in revenue was the result of a decline in commission revenue from a reduced volume of shares traded. The loss from continuing operations before income taxes increased to $194,000 from $23,000.  Total expenses declined to $1.1 million from $1.3 million, due to a decrease in employee compensation costs related to the lower revenue.

Prime Brokerage Services

	Three Months Ended September 30,
	2010	2009
	(in thousands)

Revenue	$8,127	$12,566

Loss from continuing operations before income taxes	$(856)	$(416)

Revenue from prime brokerage services decreased to $8.1 million from $12.6 million and loss from continuing operations before income taxes increased to $856,000 from $416,000.  Principal transactions revenue decreased to $1.4 million from $3.9 million reflecting a decrease in revenue earned from the sale of fixed income products.  Total expenses decreased to $9.0 million from $13.0 million primarily due to reduced compensation costs related to the lower revenue.

Corporate Support and Other
	Three Months Ended September 30,
	2010	2009
	(in thousands)

Revenue	$1,562	$1,248

Loss from continuing operations before income taxes	$(3,514)	$(2,631)

Revenue from corporate support and other increased to $1.6 million from $1.2 million, and loss from continuing operations before income taxes increased to $3.5 million from $2.6 million.  Revenue from principal transactions, which consists of changes in the values of our investment portfolios, increased to $1.0 million from $696,000.  Total expenses increased to $6.1 million from $5.6 million due to an increase in employee compensation costs of $497,000 and an increase in other general and administrative costs of $782,000, offset by a decrease in interest expense of $776,000.

Results of Operations

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Total revenue was $134.0 million for the nine months ended September 30, 2010 compared to $125.3 million for the same period in 2009, an increase of $8.6 million, or 6.8%, reflecting increases of $18.0 million in investment advisory and related services revenue, $1.5 million in sales credits from our participation in syndicate transactions, partially offset by a decrease in principal transactions revenue of $11.1 million.  Total expenses for the nine months ended September 30, 2010, decreased $6.6 million, or 4.9%, to $127.5 million from $134.1 million in the same period of the previous year principally due to $14.9 million in goodwill and other intangible assets impairment charges that were recognized in the first quarter of 2009.  The decrease in expenses related to the 2009 impairment charges was partially offset by increased employee compensation and benefits, communications and data processing costs, and other general and administrative expenses.  Equity in income of limited partnerships increased to $5.3 million for the nine months ended September 30, 2010, compared to $2.8 million for the same period of 2009, reflecting an increase in the fair value of our investment in PTC Houston Management due to a change in the ownership structure as well as an increase in the value of partnership investments.  Income (loss) from continuing operations, net of income taxes, was $8.6  million, or $0.17 per diluted common share, for the nine months ended September 30, 2010 compared to a loss of $1.0 million, or $(0.17) per diluted common share, for the nine months ended September 30, 2009.

Revenue from investment advisory and related services increased to $68.9 million for the nine months ended September 30, 2010, from $50.9 million in the same period of 2009 as a result of an increase in client assets.  Commission revenue decreased to $32.8 million for the nine months ended September 30, 2010, from $33.0 million for the same period in 2009 as a result of an increase in trading volume in the Wealth Management segment.  Sales credits from our participation in syndicate transactions increased to $2.9 million during the nine months ended September 30, 2010 from $1.4 million in the same period of 2009 due to an increase in our participation in syndicate transactions.  Principal transactions revenue decreased from $25.0 million for the nine months ended September 30, 2009, to $13.9 million for the same period of 2010 as a result of the decrease in the sale of fixed income products.  Other income increased from $7.1 million during the nine months ended September 30, 2009 to $7.5 million during the same period in 2010 reflecting an increase of $1.7 million in hedge fund servicing revenue and third-party marketing fees partially offset by a decrease in insurance commissions.

During the nine months ended September 30, 2010, employee compensation and benefits increased to $80.9 million from $78.0 million in the same period last year principally due to higher commission expense related to higher revenue and to additional personnel related to the EFA acquisition and the Edelman expansion.  During the nine months ended September 30, 2009, floor brokerage, exchange, and clearance fees decreased from $4.6 million to $4.0 million in the same period in 2010 due to a decrease in clearance fees in the institutional brokerage division due to lower trading volume.  Communications and data processing costs increased to $9.3 million for the nine months ended September 30, 2010, compared to $7.4 million in the same period last year due to higher clearing firm service fees resulting from the increase in trading volume in the Wealth Management segment and additional customer accounts related to the EFA acquisition and the Edelman expansion.  Occupancy costs increased to $10.0 million in the nine months ended September 30, 2010 compared to $8.7 million in the same period of 2009 due to the Edelman expansion.  Interest expense decreased to $1.4 million during the nine months ended September 30, 2010, from $2.1 million in the same period of 2009 due to a decrease in the average balance of our funded debt from the first nine months of 2009 to the first nine months of 2010.  Amortization of other intangible assets increased to $1.3 million for the nine months ended September 30, 2010, compared to $962,000 for the same period of 2009 due to the acquisition of the additional 66% membership interest in EFA and to the acquisition of IFS.  Other general and administrative expenses increased to $20.7 million during the nine months ended September 30, 2010 from $17.5 million in the same period of 2009 due to an increase in advertising and other expenses related to the acquisition of EFA and to the Edelman expansion.

Our effective tax rate from continuing operations was 38.9% for the nine months ended September 30, 2010, compared to 29.8% for the nine months ended September 30, 2009.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

During the first quarter of 2009, the Company closed three retail offices.  The decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  During the fourth quarter of 2009, the Company completed its sale of most of its capital markets businesses.  The Company recorded a net loss from discontinued operations of $430,000 in the nine months ended September 30, 2010, compared to $3.9 million in the same period of 2009 related to the closed offices and the sale of the capital markets business.

Results by Segment

Wealth Management

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Revenue	$91,494	$72,090

Income from continuing operations before income taxes	$25,484	$18,253

Revenue from wealth management increased to $91.5 million from $72.1 million and income from continuing operations before income taxes increased to $25.5 million from $18.3 million.  On April 1, 2009, the Company increased its ownership of EFA from 10% to 76%, which required a change in our method of accounting for EFA’s results to consolidation from the cost method.  Edelman opened six new offices in September 2009 and an additional nine new offices during the nine months ended September 30, 2010.  Investment advisory and related services fees increased to $68.3 million from $50.8 million reflecting an increase in the size of our client portfolios primarily due to improvement in the general securities market and the economy.  Sales credits from syndicate transactions increased $1.7 million as a result of an increase in syndicate transactions.  Total expenses increased to $67.2 million from $53.0 million due to higher employee compensation and occupancy costs associated with the EFA acquisition, the Edelman expansion, and the increase in revenue.  Equity in income (loss) of limited partnerships increased to $1.2 million from a loss of $799,000. The increase in equity in income (loss) of limited partnerships is attributable to an increase in the value of the limited partnerships we manage.

Institutional Services

Institutional Brokerage

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Revenue	$3,253	$3,828

Loss from continuing operations before income taxes	$(465)	$(524)

Revenue from institutional services decreased to $3.3 million from $3.8 million. Commission revenue decreased as a result of a decline in the number of shares traded.  Total expenses decreased to $3.7 million from $4.4 million due to decreased employee compensation related to the lower revenue.  Loss from continuing operations before income taxes decreased to $465,000 from $524,000.

Prime Brokerage Services

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Revenue	$35,025	$46,929

Income (loss) from continuing operations before income taxes	$(1,488)	$361

Revenue from prime brokerage services decreased to $35.0 million from $46.9 million and income (loss) from continuing operations before income taxes decreased to a loss of $1.5 million from income of $361,000.  Principal transactions revenue decreased to $10.8 million from $23.2 million reflecting a decrease in proprietary trading revenue and a decrease in revenue earned from the sale of fixed income products.  Total expenses decreased to $36.5 million from $46.6 million due to the revenue decline.

Corporate Support and Other

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Revenue	$4,129	$2,494

Loss from continuing operations before income taxes	$(11,790)	$(21,085)

Revenue from corporate support and other increased to $4.1 million from $2.5 million and loss from continuing operations before income taxes decreased to $11.8 million from $21.1 million.  Revenue from principal transactions, which consists of changes in the values of our investment portfolios, increased to income of $1.6 million from $393,000.  Total expenses decreased to $20.0 million from $30.1 million due to $14.9 million of goodwill and other intangible assets impairment charges recognized in 2009.  This decrease was partially offset by an increase in the provision for bad debts of $1.4 million due to the write off of a note receivable made in conjunction with the Company’s investment in iProOne, Inc.  The deconsolidation of one of the limited partnerships that we manage and the fair value measurement of that investment resulted in equity in income of limited partnerships of $4.1 million for the nine months ended September 30, 2010. Equity in income of limited partnerships of $3.6 million for the nine months ended September 30, 2009, was principally related to an increase in the value of the Company’s investment in high yield fixed income products.  The Company recognized a $3.0 million gain on step acquisition in 2009 related to its previously-held noncontrolling interest in EFA.

Liquidity and Capital Resources

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, including funds needed for the Edelman expansion, (3) debt repayment, and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties.  At September 30, 2010, we had $33.2 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, and marketable securities owned represented 15.0% of our total assets at the end of our third quarter.

Receivables turnover, calculated as annualized revenue divided by average receivables, was 1.5 for the nine months ended September 30, 2010, compared to 1.4 for the same period in the prior year.  The increase in the receivables turnover was the result of an increase in investment advisory revenue that is typically collected as earned.  The allowance for doubtful accounts as a percentage of receivables was 1.9% at September 30, 2010, compared to 2.2% at December 31, 2009, reflecting an improvement in the credit quality of the Company’s receivables.

For the nine months ended September 30, 2010, net cash provided by operations was $8.5 million versus $1.3 million during the same period in 2009.  Marketable securities owned decreased by $8.2 million during the first nine months of 2010, securities sold, not yet purchased decreased by $1.4 million and payables to broker-dealers and clearing organizations decreased by $22,000.  The change in marketable securities owned, securities sold, not yet purchased, and payables to broker-dealers and clearing organizations reflects the Company’s reduction of its net security positions.  The Company’s portfolio includes both long and short equity positions.  Our asset managers generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market and employ hedging strategies designed to insulate the net value of our portfolios from fluctuations in the general level of interest rates and equity price variances.  We finance a portion of our positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $24.6 million at September 30, 2010 compared to $22.8 million at December 31, 2009.  This increase is the result of changes in the values of our investment portfolios.  These limited partnerships typically have a ten-year life.

Capital expenditures for the first nine months of 2010 were $2.4 million, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for the Edelman expansion.

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At September 30, 2010, SMH had net capital, as defined, of $10.3 million, which was $9.7 million in excess of its required net capital of $603,000.

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

Critical Accounting Policies/Estimates

Investment – Valuation of Not Readily Marketable Securities.  Securities not readily marketable consist primarily of investments in private companies, limited partnerships, equities, options, and warrants.  Investments in private investment limited partnerships are carried at fair value and based on quarterly valuations prepared by the General Partner of such partnerships, and reviewed by their Valuation Committee. Investments in other limited partnerships are valued at fair value based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time.

Investments in not readily marketable securities, marketable securities with insufficient trading volumes, and restricted securities are carried at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At September 30, 2010, the investment portfolio included investments totaling $21.6 million whose values had been estimated by the Company in the absence of readily ascertainable market values.

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

For the April 30, 2010, goodwill analyses, the cash flow estimates reflect 6% revenue growth and 3% expense growth for all entities, other than Edelman entities, which were based on historical growth rates and future forecasts.  Edelman reflected higher growth rates of 10% based on the Edelman expansion plan to continue expansion by opening new offices throughout the country.  The discount rates utilized in the April 30, 2010 analysis ranged from 13% to 15%.  The Company also calculates estimated fair values of the reporting units utilizing multiples of earnings, book value, and assets under management of the reporting unit.  The estimated fair value using these techniques is compared with the carrying value of the reporting unit to determine if there is an indication of impairment.  A sensitivity analysis was also performed, which did not impact management’s conclusion that there is no indication of goodwill impairment.

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

Remaining amounts of goodwill at September 30, 2010, were as follows:  Edelman - $67.2 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, Leonetti - $225,000, and IFS $409,000.  Future goodwill impairment tests may result in a future charge to earnings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the nine months ended September 30, 2010, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Our financial services business is affected by general economic conditions.  Our revenue relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management.

At September 30, 2010, securities owned by the Company were $34.6 million, including $10.0 million in marketable securities, $22.5 million representing the Company’s investments in limited partnerships, and $2.1 million representing other not readily marketable securities.

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

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part 2, Item 1 “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

As previously reported, in May 2007, two purchasers of Ronco convertible preferred stock filed a complaint against SMH, US Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC vs. Sanders Morris Harris Inc., in the 193rd Judicial District Court, Dallas County, Texas, alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with their purchase of $2.0 million in Ronco convertible preferred stock. On April 23, 2010, following a two-week trial, the jury returned a defense verdict in favor of SMH on all claims made by the plaintiffs.  Following the trial, the plaintiffs filed a motion for new trial, which we opposed.  On August 16, 2010, the plaintiffs withdrew their motion for new trial and this matter was concluded.

In addition, as previously reported, in March 2009, a third purchaser of Ronco convertible preferred stock filed a complaint against SMH, Palisades Master Fund, L.P. and PEF Advisors, LLC vs. Sanders Morris Harris Inc., in the 11th Judicial District Court of Harris County, Texas.  The claims are similar to the above referenced case.  Palisades Master Fund, L.P. invested $1.9 million in Ronco convertible preferred stock. Following mediation, this matter was settled and the action dismissed in October 2010.

As previously reported, in July 2009, the Bankruptcy Trustee filed a derivative action on behalf of the shareholders of Ronco against two former directors of Ronco (who were employees of SMH) for negligently authorizing the closing of the purchase of the assets of Ronco Marketing Corp. in breach of their fiduciary duties of care and loyalty and against SMH for negligent misrepresentation, breach of fiduciary duties, breach of contract, and violation of the Texas Fraudulent Transfer Act, Diane Weil, Solely in Her Capacity as Trustee of Ronco Corporation and Ronco Marketing Corporation vs. A. Emerson Martin II, Gregg Mockenhaupt, and Sanders Morris Harris Inc., in the 190th Judicial District Court of Harris County, Texas. Following mediation, the parties to this matter have agreed in principle to a settlement and dismissal, which is required to be approved by the U.S. Bankruptcy Court that has jurisdiction over the Ronco bankruptcy proceeding.

Also, as previously reported, in July 2008, the Dallas regional office of the Financial Industry Regulatory authority (“FINRA”) conducted a routine examination of SMH’s broker-dealer activities.  SMH received an examination report on December 31, 2008, which identified a number of deficiencies in SMH’s operations.  In April 2009, SMH resolved half of the deficiencies noted through a compliance conference procedure. On October 5, 2010, SMH received a “Wells letter” notification from FINRA, which states that the staff of FINRA has made a preliminary determination to recommend that disciplinary action be brought against SMH and two former employees based on alleged violations of certain federal securities laws and FINRA rules based on the deficiencies identified in the 2008 examination. Under the Wells procedure, SMH has an opportunity to respond to FINRA before any action is taken against it. Discussions have commenced between the staff of FINRA and our legal counsel with respect to the alleged violations and resolution of the matter. There is no assurance that a prompt resolution can be reached or that the ultimate impact on SMH and the Company will not be material

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended September 30, 2010:

			Total number of
	Total		shares purchased	Maximum number of
	number of	Average	as part of publicly	shares that may yet
	shares	price paid	announced plans	be purchased under
Period	purchased	per share	or programs (1)	the plans or programs
July 1 to July 31, 2010	223,367	$5.25	223,367	780,964
August 1 to August 31, 2010	3,617	5.17	3,617	777,347
September 1 to September 30, 2010	160,342	5.47	160,342	617,005

Total	387,326	$5.34	387,326	617,005

(1)
The Company announced a share repurchase program on November 7, 2007, to purchase up to 1.0 million shares of the Company's shares of common stock. On May 27, 2010, the board of directors approved the repurchase of up to an additional 1.0 million shares of common stock, subject to maximum expenditure of $2.5 million under our credit agreement.

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

†10.19	2010 Executive Incentive Plan (Filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on June 3, 2010, (File No. 000-30066), and incorporated herein by reference).
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

Date:    November 9, 2010