Form 10-K
period 2010-12-31
SANDERS MORRIS HARRIS GROUP INC
filed 2011-03-16
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of June 30, 2010, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant was $88.6 million.  For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination is not an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant.

As of March 1, 2011, the registrant had 29,283,419 outstanding shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Information in the Registrant's definitive Proxy Statement pertaining to the 2011 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the SEC is incorporated herein by reference into Part III of this Report.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

i

PART I
Item 1.  Business

Sanders Morris Harris Group Inc. (“SMHG” or the “the Company”) is a wealth management company.  Through our subsidiaries and affiliates, we provide wealth management services to a wide range of investors.  Our businesses include asset wealth management activities, programs, and products to support our wealth managers.  In addition, we offer a variety of trading, sales, and research services for institutional investors.

Our company was formed through the merger in January 2000 of Sanders Morris Mundy Inc., a Houston-based full-service investment bank, and Harris, Webb & Garrison, Inc., a Houston securities firm.  In 2009 and 2010, we made substantial progress in the execution of our strategy to move away from capital markets operations and focus on wealth management.  We believe we have in place the people, infrastructure, and brand recognition at each of our businesses, which combined with sufficient working capital, will enable us to leverage our operating platform to further increase our profitability and market share.

In December 2009, we completed a transaction pursuant to which we contributed our investment banking and certain of our institutional equity and fixed income trading operations (excluding The Juda Group and the Concept Capital division) to Madison Williams and Company, LLC, a new entity formed by a number of the managing directors of the investment banking group and two financial partners. We received a cash payment of $2.7 million and a note for $8.0 million as part of this transaction and retained a 17.5% interest in Madison Williams Capital LLC, subject to a purchase option in favor of the two financial partners for $4.0 million.  We received notices of intent to exercise the options in December 2010.  On February 11, 2011, one option was exercised for 30% of our 17.5% ownership in Madison Williams Capital, LLC in the amount of $1.2 million reducing our interest to 12.25%.  The second option remains pending.

In March 2010, we entered into an agreement with the principals of the Concept Capital division (“Concept”) of Sanders Morris Harris, Inc. (“SMH”) pursuant to which we agreed to contribute certain of the assets, properties, and other rights pertaining to Concept, including the prime brokerage, research and capital markets, fund accounting and administration, and research library businesses, to Concept Capital Markets, LLC (“CCM”) and Concept Capital Administration, LLC (“CCAdmin”), two new entities formed by the principals of Concept.   The Washington Research Group of Concept was sold during the fourth quarter of 2010 prior to the spin-off of Concept.  After the spin-off, SMH retains a 24% capital interest and a 43.48% profit interest in Concept Capital Holdings, LLC (the parent of CCM)(“CCH”) and a 43.48% member interest in CCAdmin.  Current members of management of Concept hold the remaining interests in the new entities.

The Concept spin-off was substantially completed on December 31, 2010. In addition to the capital and profits interests in CCM and CCAdmin, SMH on (a) March 1, 2010, purchased from CCH, at its face value a note in the principal amount of $1.2 million and (b) on December 31, 2010, purchased from CCH a second note in a principal amount generally equal to 50% of the sum of cash and cash equivalents and net security positions of Concept at December 31, 2010.

As part of our business expansion strategy, on December 31, 2010, Sanders Morris Harris Group Inc. (“SMHG”) acquired a 48.7% capital interest and a 50.1% profits interest in Global Financial Services, LLC (“GFS BD”) and a 50.1% capital and profits interest in GFS Advisors, LLC, (“GFS IA”) wealth management firms (collectively “Global”), based in Houston, Texas, pursuant to the terms of a Purchase Agreement dated as of November 26, 2010, among the Company and the prior owners of Global.  The acquisition increases our assets under management by $4.1 billion, and complements the growth of SMHG’s high net worth businesses, as Global’s clients are largely international executives, their families and corporations.

Our Products and Services

Our firm is organized in three major client sectors.

Mass Affluent

The Edelman Financial Center, LLC (“Edelman”), which owns Edelman Financial Services, LLC (“EFS”), is our largest subsidiary.  SMHG owns 76% of Edelman. It is managed by our President, Ric Edelman. Although, more than 1,000 clients have invested more than $1 million with EFS, the business is centered on serving the mass affluent household; which we define as households with $50,000 to $1 million in investable assets.  The average household account at EFS has client assets of $418,000. The core of the Edelman experience is personal financial planning and advice.  Most investments are managed in the Edelman Managed Asset Program (“EMAP”). Through EMAP, investors get a professionally designed investment portfolio that provides a broad array of asset classes and market sectors — far greater diversification than they could normally obtain on their own.  EMAP also offers dynamic security selection, strategic rebalancing, and an array of state-of-the-art client services, all for a single, fully disclosed annual fee, calculated as a percentage of client assets under management.  Nearly 12,000 investors have placed $5.5 billion in EMAP, making it one of the largest and fastest-growing investment management programs in the nation.

The Ric Edelman Show provides listeners with comprehensive, educational financial advice — how to buy a home, pay for college, prepare for retirement, care for elders, get out of debt, and invest appropriately for their situation. The show is heard on more than three dozen radio stations, potentially reaching more than 90 million households.

In 2009 and 2010, Ric Edelman was recognized by Barron’s as the No. 1 Independent Advisor in the country. Through his best-selling books, nationally syndicated radio program, monthly newsletter, seminars, media appearances and websites, he has positively impacted the lives of millions of Americans.

Ric Edelman is also a #1 New York Times bestselling author. His books on personal finance include Ordinary People, Extraordinary Wealth; The New Rules of Money; Discover the Wealth Within You; What You Need To Do Now; The Lies About Money, Rescue Your Money; and his newest book,  the fourth edition of the  personal finance classic, The Truth About Money. Collectively, more than 1 million copies of Ric’s books are in print and have been translated into several languages. Ric also publishes a monthly newsletter and offers a comprehensive free financial education website at RicEdelman.com.

In all, EFS manages approximately $6.0 billion in client assets for more than 14,000 families. Its legacy business is in the Washington, D.C. metropolitan area, with 24 financial planners in three offices, predominantly in its Fairfax, Virginia headquarters. These offices have approximately 10,000 clients with $4.5 billion in client assets, and recorded revenue of $55.5 million in 2010, up 127% since 2005.  It earned $15.8 million in 2010.

EFS opened its first six offices outside the Washington D.C. area in September, 2009,  located in the New York City metropolitan area. Each office is designed to accommodate one to three financial planners plus support staff. A new office has an expected cash cost of approximately $250,000 and cash burn of approximately $500,000 before becoming cash flow positive, which is estimated to occur between the 12th and 18th month of operation.  In 2010, EFS opened an additional office in New York City, plus four offices in Washington D.C. Metro, two offices in Chicago and one office in South Florida.

EFS also has small direct response and outside advisor departments. Between them, they handle more than 3,000 clients who have nearly $1.0 billion invested with the firm and recorded revenue of $13.6 million in 2010.

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

At December 31, 2010, our high net worth subsidiaries and affiliates managed approximately $11.2 billion in client assets. Our high net worth revenue in 2010 was $52.2 million and pre-tax income from continuing operations was $18.4 million.

We have a number of consolidated affiliates in which we own an interest ranging from 48.7% to 100%.  The larger of these are:

Sanders Morris Harris Inc.  Sanders Morris Harris Inc. (“SMH”), member Financial Industry Regulatory Authority (“FINRA”)/Securities Investor Protection Corporation (“SIPC”), headquartered in Houston, Texas, provides wealth management services directly through its private client business and its affiliation with independent contractors who are members of the SMH Partners program. Its financial advisors (both internal and affiliated through SMH Partners) serve high net worth clients, many of whom have long-standing relationships with SMH. As a full service firm, SMH offers its clients wealth management financial advice relating to equity securities, bonds, private placements, mutual funds, defined contribution plans, wrap-fee programs, money market funds, insurance products, and tax, trust, and estate advice. At December 31, 2010, SMH managed $3.7 billion in client assets in those channels.  We own 100% of SMH.

Kissinger Financial Services.  Kissinger Financial Services (“Kissinger”), a division of SMH based in Hunt Valley, Maryland, provides financial planning and investment management services to high net worth and mass affluent individuals. Kissinger derives revenue from fees charged to clients for the preparation of financial plans and for monitoring services and earns commissions and fees from investment and insurance products sold to clients. At December 31, 2010, Kissinger managed approximately $365.9 million in client assets.  SMH owns 100% of Kissinger.

The Rikoon Group, LLC.  The Rikoon Group, LLC (“Rikoon”), based in Santa Fe, New Mexico, provides wealth management services to high net worth individuals including financial and estate planning, investment management services, wealth education, and family retreats.  Rikoon operates nationally with fee only investment counsel and also offers comprehensive family office services.  At December 31, 2010, Rikoon managed approximately $417.4 million in client assets.  We own 75% of Rikoon.

Leonetti & Associates, LLC.  Leonetti & Associates, LLC (“Leonetti”), a registered investment advisor based in Buffalo Grove, Illinois, provides fee-based investment advice for individuals and small businesses.  Leonetti provides investment management and financial planning services to enhance client portfolios and help them reach their financial goals.  At December 31, 2010, Leonetti managed approximately $449.0 million in client assets.  We own 50.1% of Leonetti.

Miller-Green Financial Services, Inc.  Miller-Green Financial Services, Inc. (“Miller-Green”), a registered investment advisor based in The Woodlands, Texas, provides financial, investment, retirement, and/or estate planning services to individuals and families.  It does extensive pre-retirement planning for a variety of clients.  At December 31, 2010, Miller-Green managed approximately $292.7 million in client assets.  We own 100% of Miller-Green.

Investor Financial Solutions, LLC.  Investor Financial Solutions, LLC (“IFS”) doing business as Investor Solutions Group of California, a registered investment advisor located in Huntington Beach, California, provides financial, investment, retirement, and/or estate planning services to individuals and families and was acquired January 1, 2010.  It does extensive pre-retirement planning for a variety of clients.  At December 31, 2010, IFS managed approximately $111.4 million in client assets.  We own 51% of IFS.

Global Financial Services, LLC and GFS Advisors, LLC.  Global Financial Services, LLC, a registered broker-dealer located in Houston, Texas, (“GFS BD”) and GFS Advisors, LLC, a registered investment advisor also located in Houston, Texas (“GFS IA”), (collectively, “Global”) serve high net worth clients residing in Mexico, Central and South America, many of whom have long-standing relationships with Global and was acquired December 31, 2010. As a full service firm, Global offers its clients wealth management financial advice relating to equity securities and options, bonds, currencies, mutual funds, money market funds and other securities. At December 31, 2010, Global managed $4.1 billion in client assets in those channels.   We have a 48.7% equity interest and a 50.1% profits interests in GFS BD and a 50.1% equity and profits interest in GFS IA.

The Dickenson Group, LLC.  The Dickenson Group, LLC (“Dickenson”), based in Solon, Ohio, has extensive expertise in insurance planning for individuals, families, and businesses as well as employee benefits communications and estate planning.  It serves a number of corporations, practices, and individuals.  We own 50.1% of Dickenson.

SMH Capital Advisors, Inc.  SMH Capital Advisors, Inc. (“SMH Capital Advisors”), a registered investment advisor located in Fort Worth, Texas, provides investment management services primarily related to high-yield fixed income securities. This business is also known by its previous name of Cummer/Moyers.  At December 31, 2010, SMH Capital Advisors managed approximately $1.7 billion in client assets.  We own 100% of SMH Capital Advisors.

Select Sports Group Holdings, LLC.  Select Sports Group Holdings, LLC, (“SSG”) and its affiliates, based in Houston, Texas, provide sports representation and management services to professional athletes, principally professional football players, in contract negotiation, marketing and endorsements, public relations, legal counseling, and related areas. SSG receives fees from its athlete clients for the representation and management services provided. Our SSG clients have access to our investment programs in the areas of stocks, bonds, private equity, and specialized investment vehicles. Additionally, we provide a deal-screening program that reviews the numerous investment opportunities offered to professional athletes. We own 50.5% of SSG.

Additionally, SMH has organized 20 proprietary funds for the purpose of investing primarily in equity or equity-linked securities, interest-bearing debt securities, and debt securities convertible into common stock. These funds invest primarily in small to mid-capitalization companies, both public and private, that we believe are either significantly undervalued relative to their growth potential or that have substantial prospects for capital appreciation. Companies in which the funds invest represent a number of industries, including life sciences, energy, technology, and industrial services. We account for our interests in the management companies of these funds using the equity method, which approximates fair value. Our direct investments in the proprietary funds are accounted for at fair value.  At December 31, 2010, the 17 remaining proprietary funds and their related investment companies that have not been liquidated managed approximately $384.0 million in assets under management and committed capital.

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

Concept Capital.  The Concept Capital division of SMH (“Concept”), based in New York, provides prime brokerage services, research and capital markets trading, fund accounting and administration. We earned commission income on the securities transactions that we processed, interest income from arranging financing for hedge funds on the platform, and fees for providing various administrative services.

Concept has asset management agreements with a number of individual third party asset managers to manage a portion of the Company’s assets. The Company shares in the profits or losses of these accounts and receives the commissions generated in them. The accounts are designed to diversify the aggregate risks, thus limiting potential losses or gains. Most of the accounts have escrow deposits held with a related clearing broker to insulate the Company from trading losses. We have procedures in place to monitor trading volume to ensure that in the event that any escrow deposits are depleted by a manager, activity is suspended.

In 2010, revenue from our institutional services business was $34.9 million and the pre-tax loss from continuing operations was $2.4 million.  As noted above, we spun-off Concept into a stand-alone operation in which we will retain a noncontrolling interest as of December 31, 2010.

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

•
Highly Regarded Distribution Network and Investment Managers.  Our wealth management business includes SMH, EFS, SMH Capital Advisors, Global, Kissinger, Rikoon, Dickenson, Leonetti, and Miller-Green, each of which benefits from a sound regional reputation. Moreover, our wealth advisors and asset managers include Ric Edelman, the founder of EFS and our largest shareholder, named to Barron’s 100 Top Financial Advisors seven times (2004 - 2010), SMH Capital Advisors, a No. 1 ranked firm in 2005 and 2006 by Nelson’s World’s Best Money Managers, and Don Sanders, our Vice Chairman, who has more than 45 years of investment experience and is well-known and regarded in the Southwest.

•
Regional and Industry Focus.  We are a full-service regional financial services company based in Texas with 62 offices in 25 states and the District of Columbia and have achieved a strong brand recognition and sound reputation in the Southwest. Our presence in Texas allows us to focus our investment and financial advisory efforts on industries that have established markets in Texas and the Southwest, including energy, health care, technology, financial and business services, retail and consumer products, and media and communications. We believe that our focus on these industries has allowed us to develop a level of industry expertise that distinguishes us from many of our competitors.

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

Our Strategy

We believe there is an uncommon opportunity for a high quality wealth management firm that can tailor its product and service offerings to fit the needs of its individual, corporate, and institutional clients. Further, we believe we have put in place the people, infrastructure, and brand recognition at each of our businesses, which, combined with sufficient working capital, will enable us to leverage our operating platform to further increase our profitability and market share. Specifically, we intend to:

•
Capitalize on Growth of Our Target Markets by Expanding Our Wealth Management Business.  We intend to take advantage of favorable demographic trends to continue to expand our wealth management business by:

•	continuing to gather client assets through internal growth, expansion of external distribution channels, and acquisitions;

•	continuing to add additional experienced and productive wealth managers and wealth advisors;

•	marketing the skills of our wealth management professionals to our other business areas; and

•	continuing to develop, market, and invest in our proprietary funds.

We have increased our client assets and expanded our product offerings through the acquisitions of Edelman in 2005 and 2009, Rikoon in 2007, Leonetti and Miller-Green in 2008, and IFS and Global in 2010. At December 31, 2010, EFS’s client assets were $6.0 billion, Rikoon’s client assets were $417.4 million, Leonetti’s client assets were $449.0 million, Miller-Green’s client assets were $292.7 million, IFS’ client assets were $111.4 million and Global’s client assets were $4.1 billion.

•
Supplement Internal Growth with Strategic Acquisitions.  We plan to actively pursue opportunities to acquire all or a significant portion of other complementary wealth management businesses to gain access to additional proprietary products to offer our high net worth, mass affluent, and institutional clients, to gain access to new clients, to increase our assets under management or advisement, and to expand our geographic base. We believe that attractive acquisition opportunities exist, particularly among smaller, specialized regional financial services firms that want to affiliate with a larger company while still retaining their identity and entrepreneurial culture. Since 2000, we have acquired or gained control of 15 significant firms with products and services that we believe complement or expand our client base and the services and products that we provide. In addition, we believe that the ongoing consolidation trend in the financial services industry will allow us to continue to hire proven financial professionals who prefer the culture and opportunities inherent in an innovative regional firm such as ours.

Marketing

While we believe cross-selling opportunities exist among our various businesses based on the relationships developed by the individual companies, each major subsidiary has its own branding identity subject to an overall Sanders Morris Harris Group umbrella.

SMH markets through its 41 offices and through 43 offices of independent registered representatives who are affiliated with SMH through SMH Partners. SMH targets its client groups through financial advisor relationships, mailings, telephone calls, in-person presentations, and firm-sponsored workshops. Due to the nature of its business, its regional name recognition, and the reputation of its management, business is obtained through referrals from existing clients, corporate relationships, investment bankers, or initiated directly by the client, as well as through senior level calling programs.

EFS conducts its marketing efforts through media channels designed to educate individuals on the subject of personal finance. Ric Edelman hosts a nationally syndicated weekly radio program in the Washington, D.C. area and in 36 other markets.  Ric Edelman also publishes a monthly newsletter, and is the author of seven books plus video and audio educational programs designed to help people achieve their financial goals.

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

During 2008 and 2009, many of our largest competitors were materially negatively affected by the global financial crisis. Certain of our larger competitors ceased to do business, while others merged, obtained substantial government assistance, and changed their business models and regulatory status, including becoming bank holding companies.  It is likely that the companies that survive will remain competitors and that they will continue to have resources and product offerings that will continue to have a competitive impact on us. The markets were not as volatile in 2010.

As we seek to expand our wealth management business, we face competition in the pursuit of clients interested in our services, the recruitment and retention of wealth management professionals, and the identification and acquisition of other wealth management firms that can be integrated into our group.

Government Regulation

The securities industry is one of the nation's most extensively regulated industries.  The U.S. Securities and Exchange Commission (“SEC”) is responsible for the administration of the federal securities laws and serves as a supervisory body over all national securities exchanges and associations.  The regulation of broker-dealers has to a large extent been delegated by the federal securities laws to Self Regulatory Organizations (“SROs”).  These SROs include, among others, all the national securities and commodities exchanges and the FINRA.  Subject to approval by the SEC and certain other regulatory authorities, SROs adopt rules that govern the industry and conduct periodic examinations of the operations of our broker-dealer subsidiary.  SMH, one of our broker-dealer subsidiaries is registered in all 50 states, Puerto Rico and is also subject to regulation under the laws of these jurisdictions. GFS BD is registered in 16 states.

As registered broker-dealers, SMH and GFS BD, our brokerage subsidiaries, are subject to certain net capital requirements of Rule 15c3-1 under the Exchange Act.  The net capital rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers.  Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by other regulatory bodies, and ultimately may require its liquidation.  Further, a decline in a broker-dealer's net capital below certain “early warning levels”, even though above minimum capital requirements, could cause material adverse consequences to the broker-dealer.

As registered investment advisors under the Investment Advisers Act of 1940, SMH, SMH Capital Advisors, EFS, Rikoon, Leonetti, Miller-Green, Global IA, and certain other subsidiaries are subject to the requirements of regulations under both the Investment Advisers Act and certain state securities laws and regulations.  Such requirements relate to, among other things, (1) limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, (2) record-keeping and reporting requirements, (3) disclosure requirements, (4) limitations on principal transactions between an advisor or its affiliates and advisory clients, and (5) general anti-fraud prohibitions.

Additional legislation, changes in rules promulgated by the SEC and SROs, or changes in the interpretation or enforcement of existing laws and rules may directly effect the mode of our operation and profitability.

Employees

At December 31, 2010, we had 529 employees.  Of these, 21 are in institutional sales and trading, 11 are in securities analysis and research, 409 are in investment management, 32 are in systems development, 9 are in sports representation and management, and 47 are in accounting, administration, legal, compliance, and support operations.  None of our employees are subject to collective bargaining agreements.  We believe our relations with our employees generally are good.

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

Risks Relating to the Nature of Our Business

Recent new legislation and new and pending regulation may significantly affect our business.

Recent market and economic conditions have led to new legislation and regulation affecting the financial services industry, both in the United States and abroad. These new measures include limitations on the types of activities in which certain financial institutions may engage as well as more comprehensive regulation of the over-the-counter derivatives market.

These legislative and regulatory initiatives will affect not only us, but also our competitors and certain of our customers. These changes could eventually have an effect on our revenue, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us, and otherwise adversely affect our business. Accordingly, we cannot provide assurance that the new legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial conditions.

If we do not comply with the new, or existing, legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our business in the jurisdiction where any violations occur. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and taxes and increasing the potential risks associated with our operations. As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

Difficult market conditions have adversely affected the global financial markets and the financial services industry and could adversely affect us.

The financial services industry experienced unprecedented change and volatility in 2008 and 2009. Since 2008, several large securities, insurance, and financial firms in the U. S. and elsewhere failed outright or were acquired by other financial institutions, often in distressed sales. Others received substantial government assistance and in certain cases continue to operate with substantial government assistance and oversight. Concern about the stability of financial markets and the strength of counterparties caused many traditional sources of credit, such as banks, securities firms, and insurers, as well as institutional and private investors, to reduce or cease providing funding to borrowers. Although financial markets stabilized during 2009 and improved in 2010, reflecting substantial efforts by the U.S. and other governments to restore confidence and recapitalize major financial institutions, but there can be no assurance that these conditions will continue in the near or long term. If they do not, our results of operations may be adversely affected.

The economic uncertainties and changes affecting the financial industry may cause us to face some or all of the following risks:

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

•      New or increased taxes on compensation payments such as bonuses or on balance sheet items may adversely affect our profits.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the receivable due us. Any such losses could be material and could materially and adversely affect our business, financial condition, and results of operations.

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

The financial services business is highly competitive, and we expect it to remain so. The principal competitive factors influencing our wealth management and institutional services businesses are:

•	the experience and quality of the professional staff;

•	reputation in the marketplace;

•	investment performance;

•	existing client relationships; and

•	mix of market capabilities.

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

We are a relatively small firm with 529 employees as of December 31, 2010, and total revenue of $168.8 million in 2010. Many of our competitors have more personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of products and distribution outlets for their products, larger customer bases, and greater name recognition. These larger and better capitalized competitors may be better able to respond to changes in the wealth management and institutional services industries, to finance acquisitions, to fund internal growth, and to compete for market share generally. In addition to competition from firms currently in the securities business, there has been increasing competition from other firms offering financial services, including automated trading and other services based on technological innovations.

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

We conduct principal trading, market making, merchant banking, and arbitrage activities for our own account, which subjects our capital to significant risks. These activities often involve the purchase, sale, or short sale of securities as principal in markets that are characterized as relatively illiquid or that may be susceptible to rapid fluctuations in liquidity and price. Current unfavorable market conditions could limit our resale of purchased securities or the repurchase of securities sold short. These risks involve market, credit and counterparty, and liquidity risks, which could result in losses for us. Market risk relates to the risk of fluctuating values and the ability of third parties to whom we have extended credit to repay us. Credit and counterparty risks represent the potential loss due to a client or counterparty failing to perform its contractual obligations, such as delivery of securities or payment of funds. Liquidity risk relates to our inability to liquidate assets or redirect illiquid investments. In any period, we may experience losses as a result of price declines, lack of trading volume, or lack of liquidity.

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

We have a number of investment advisor affiliates, including EFS, Rikoon, SMH Capital Advisors, Kissinger, Dickenson, Leonetti, Miller-Green, Global, and IFS which were founded by and are identified with specific individuals.  The departure, death, or disability of any one of these individuals could result in the loss of clients and assets under management.

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

Many aspects of our business involve substantial risks of liability, litigation, and arbitration, which could adversely affect us. As a normal part of our business, we are from time to time named as a defendant or co-defendant in civil litigation and arbitration proceedings and as a subject of regulatory investigations arising from our business activities as a financial services firm. Some of these proceedings involve claims for substantial amounts of damages, based on allegations such as misconduct by us or our failure to properly supervise our wealth management advisors, bad investment advice, unsuitable investment recommendations or excessive trading in a client’s account by our wealth management advisors, materially false or misleading statements made in connection with securities offerings and other transactions, the advice we provide to participants in corporate transactions, and disputes over the terms and conditions of complex trading arrangements. The risks of liability, litigation, and arbitration often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. In view of the inherent difficulty of predicting the outcome of legal and regulatory proceedings, particularly where the plaintiffs or regulatory authorities seek substantial or indeterminate damages or fines or where novel legal theories or a large number of parties are involved, we cannot state with confidence what the eventual outcome of currently pending matters will be or what the timing of the ultimate resolution of these matters will be. Depending on our results for a particular period, an adverse determination could have a material effect on quarterly or annual operating results in the period in which it is resolved. See “Item 3. – Legal Proceedings.”

Poor investment performance, in either relative or absolute terms, may reduce the profitability of our wealth management business.

In 2010, our wealth management revenue was $125.3 million, accounting for 74.2% of our total revenue. We derive our revenue from this business primarily from management fees that are based on committed capital, assets under management or advisement, and incentive fees, which are earned if the return of our proprietary funds exceeds certain threshold returns. Our ability to maintain or increase assets under management or advisement is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market or economic conditions, and competition from other fund managers.

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

Our acquisition of Global expands are client base into Mexico and Central and South America. A political, economic, or financial disruption in these countries could adversely impact Global’s business. In addition, Global is subject to U.S. laws relating to money laundering and doing business with certain individuals, groups, and countries, such as the USA PATRIOT Act, which place substantial responsibilities on us with respect to knowing our customers. While we have invested and continue to invest resources in training and compliance monitoring, the expended geographical diversity of our clients and customers, as well as the vendors and other third parties that we deal with, increases the risk that we may be found in violation of such rules and regulations and any such violation could subject us to significant penalties and adversely affect our reputation.

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

During 2009, we began to implement our plan to expand the EFS offices throughout the U.S. with the opening of six new offices in the New York City metropolitan area.  The plan called for us to open an additional 12 new EFS offices during 2010, of which eight were opened, with an additional eleven offices to be opened in 2011. These expansion efforts have required and will continue to require increased investment in management personnel, facilities, and financial and management systems and controls, all of which, in the absence of sufficient corresponding revenue growth, would cause our operating margins to decline from current levels.  In addition, we estimate that the cost of opening each new office requires expenditures of approximately $250,000.

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

As a holding company, we may require dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including debt obligations. As a result, regulatory actions could impede access to funds that we need to make payments on obligations or dividend payments. In addition, because we hold equity interests in our subsidiaries, our rights as an equity holder to the assets of these subsidiaries are subordinated to any claims of the creditors of these subsidiaries. At December 31, 2010, none of our subsidiaries had any long term indebtedness to any third party.

Risks Related to Our Business

Our securities broker-dealer and investment advisor subsidiaries are subject to substantial regulation. If we fail to comply with applicable requirements, our business will be adversely affected.

Our businesses are subject to extensive regulation under both federal and state laws. SMH and GFS BD are registered as broker-dealers with the SEC and FINRA; SMH Capital Advisors, EFS, Rikoon, Leonetti, Miller-Green, and GFS IA are registered with the SEC as investment advisors. All of the professional agents employed by SSG are registered as certified contract advisors with the National Football League Players Association.

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

The SEC, FINRA, and state securities commissions may conduct administrative proceedings that can result in:

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

The business operations of SMH and GFS BD  may face limitations due to net capital requirements.

As registered broker-dealers, SMH and GFS BD are subject to the net capital rules administered by the SEC and FINRA. These rules, which specify minimum net capital requirements for registered broker-dealers and FINRA members, are designed to assure that broker-dealers maintain adequate net capital in relation to their liabilities and the size of their customers’ business. These requirements have the effect of requiring that a substantial portion of a broker-dealer’s assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies. Compliance with these net capital rules could limit operations that require extensive capital, such as underwriting or trading activities.

These net capital rules could also restrict our ability to withdraw capital in situations where either SMH or GFS BD has more than the minimum required capital. We may be limited in our ability to pay dividends, implement our strategies, pay interest or repay principal on our debt, and redeem or repurchase our outstanding shares. In addition, a change in these net capital rules or new rules affecting the scope, coverage, calculation, or amount of the net capital requirements, or a significant operating loss or significant charge against net capital, could have similar effects.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive office together with certain brokerage and wealth management operations of SMH are located at 600 Travis, Houston, Texas, and comprise approximately 44,000 square feet of leased office space pursuant to lease arrangements expiring in 2020.  The Company has 29 other office locations including two in California, one in Colorado, two in Illinois, four in Maryland, one in Mississippi, two in New Jersey, one in New Mexico, seven in New York, one in Ohio, one in Oklahoma, four in Texas, and three in Virginia.  We lease all of our office space which management believes, at the present time, is adequate for our business.

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

As previously reported, in March 2009, a purchaser of Ronco Corp. (“Ronco”) convertible preferred stock filed a complaint against SMH, Palisades Master Fund, L.P. and PEF Advisors, LLC vs. Sanders Morris Harris Inc., in the 11th Judicial District Court of Harris County, Texas,  alleging common law fraud, statutory fraud in a stock transaction, violations of the Texas Securities Act, and negligent misrepresentation in connection with their purchase of $1.9 million in Ronco convertible preferred stock. In September 2010, following mediation, SMH agreed to pay the plaintiffs the sum of $225,000 to settle this matter. The settlement was finalized on October 21, 2010, and the case has been dismissed with prejudice.

Also as previously reported, in July 2009, the Bankruptcy Trustee for Ronco Corp. (“Ronco”) filed a derivative action on behalf of the shareholders of Ronco against two former directors of Ronco (who were employees of SMH) for negligently authorizing the closing of the purchase of the assets of Ronco Marketing Corp. in breach of their fiduciary duties of care and loyalty and against SMH for negligent misrepresentation, breach of fiduciary duties, breach of contract, and violation of the Texas Fraudulent Transfer Act, Diane Weil, Solely in Her Capacity as Trustee of Ronco Corporation and Ronco Marketing Corporation vs. A. Emerson Martin II, Gregg Mockenhaupt, and Sanders Morris Harris Inc., in the 190th Judicial District Court of Harris County, Texas. Following mediation, the parties to this matter agreed in principle to a settlement and dismissal, which was approved by the U.S. Bankruptcy Court that has jurisdiction over the Ronco bankruptcy proceeding on December 13, 2010. SMH contributed $50,000 to the settlement, which bars any future actions against SMH with respect to the Ronco offering.

In addition, as previously reported, in July 2008, the Dallas regional office of the Financial Industry Regulatory Authority (FINRA) conducted a routine examination of SMH’s broker-dealer activities.  SMH received an examination report on December 31, 2008, which identified a number of deficiencies in SMH’s operations.  In April 2009, SMH resolved half of the deficiencies noted through a compliance conference procedure. On October 5, 2010, SMH received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against SMH and two former employees based on alleged violations of certain federal securities laws and FINRA rules based on the deficiencies identified in the 2008 examination. Counsel for SMH and the former employees have reached an agreement in principle with the Dallas regional office of FINRA to resolve the matter. While the agreement must be finalized, we do not believe its impact on SMH and the Company will be material.

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

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Global Market Security tier of The NASDAQ Stock Market under the symbol “SMHG.”  The following table sets forth the quarterly high and low sales prices for our common stock during 2010 and 2009 for the calendar quarters indicated, each as reported on the NASDAQ National Market, and cash dividends declared per share of common stock:

			Cash
Calendar Period	High	Low	Dividend

2010:
First Quarter	$6.40	$4.50	$0.045
Second Quarter	$6.49	$5.10	$0.045
Third Quarter	$5.89	$4.89	$0.045
Fourth Quarter	$7.74	$5.48	$0.050

2009:
First Quarter	$6.45	$3.51	$0.045
Second Quarter	$6.38	$3.80	$0.045
Third Quarter	$6.21	$5.05	$0.045
Fourth Quarter	$6.25	$4.74	$0.045

At March 7, 2011, there were 275 holders of record of our common stock.

Dividend Policy

In 2002, our board of directors instituted a policy of paying regular quarterly dividends on our common stock.  During 2005, we increased the declared quarterly dividend payment to $0.045 per share (an annual amount of $0.18 per share).  We further increased the declared quarterly dividend payment to $0.050 per share in the fourth quarter of 2010.  In March 2011, the board of directors declared an additional dividend for the first quarter of 2011 in the amount of $0.050 per share. Our declaration and payment of future dividends is subject to the discretion of our board of directors.  In exercising this discretion, the board of directors will take into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal and regulatory restrictions on the payment of dividends, and such other factors the board considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

For our equity compensation plans, the following table shows, at the end of fiscal year 2010, (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such options, warrants and rights, and (c) the number of securities remaining available for future issuance under the plans, excluding those issuable upon exercise of outstanding options, warrants and rights.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	360,000	$12.40	2,577,063	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	360,000	$12.40	2,577,063

(1)
The number of shares of our common stock available for incentive awards under our 1998 Incentive Plan is the greater of 4.0 million shares or 25% of the total number of shares of our common stock from time to time outstanding.

The following table provides information about the Company’s share repurchase activity for the twelve months ended December 31, 2010:

			Total number of
	Total		shares purchased	Maximum number of
	number of	Average	as part of publicly	shares that may yet
	shares	price paid	announced plans	be purchased under
Period	purchased	per share	or programs (1)	the plans or programs
Janaury 1 to January 31, 2010	92,160	$5.29	-	-
February 1 to February 28, 2010	284,700	4.73	5,685	677,832
March 1 to March 31, 2010	639,052	5.84	362,113	315,719
April 1 to April 30, 2010	110,462	6.22	-	239,444
May 1 to May 31, 2010	219,075	5.59	76,275	1,239,444
June 1 to June 30, 2010	367,558	5.69	235,113	1,004,331
July 1 to July 31, 2010	178,058	5.58	223,367	780,964
August 1 to August 31, 2010	130,547	5.33	3,617	777,347
September 1 to September 30, 2010	185,940	5.65	160,342	617,005
October 1 to October 31, 2010	159,847	5.81	97,468	519,537
November 1 to November 30, 2010	77,279	6.29	7,728	511,809
December 1 to December 31, 2010	157,072	7.39	35,485	476,324

Total	2,601,750	$5.72	1,207,193	476,324

(1)
The Company announced a share repurchase program on November 7, 2007, to purchase up to 1.0 million shares of  the Company's shares of common stock.  On May 27, 2010, the board of directors approved the repurchase of up to an additional 1.0 million shares of common stock, subject to maximum expenditure of $2.5 million under our credit agreement.

Corporate Performance

The following chart shows a comparison of the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2010, as compared to the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Financial Stocks Index, a peer group, assuming $100 was invested at market close on December 31, 2005 in our common stock and the two indices and dividends were reinvested.

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10
Sanders Morris Harris Group Inc	$100.00	$78.91	$64.45	$38.60	$36.73	$49.56
Nasdaq Stock Market Index (U.S. & Foreign)	100.00	110.31	121.92	58.44	84.91	126.86
Nasdaq Financial Stocks Index (1)	100.00	114.98	103.36	72.06	75.45	87.38

(1)	The NASDAQ Financial Stocks Index is composed of all Nasdaq companies with Standard Industrial Classification codes ranging from 6000 through 6799.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands except per share amounts)
Statements of Operations:
Total revenue	$168,843	$164,240	$171,941	$155,071	$134,297

Income (loss) from continuing operations	$16,232	$1,148	$(13,423)	$20,431	$15,815
Income (loss) from discontinued operations, net of income taxes	(697)	(1,518)	(4,974)	499	(5,701)
Net income (loss)	15,535	(370)	(18,397)	20,930	10,114
Less: Net income attributable to the noncontrolling interest	(5,839)	(5,112)	(6,896)	(15,837)	(6,708)
Net income (loss) atttributable to Sanders Morris Harris Group Inc.	$9,696	$(5,482)	$(25,293)	$5,093	$3,406

Diluted earnings (loss) per common share:
Continuing operations	$0.35	$(0.14)	$(0.75)	$0.18	$0.43
Discontinued operations	(0.02)	(0.05)	(0.19)	0.02	(0.27)
Net earnings (loss)	$0.33	$(0.19)	$(0.94)	$0.20	$0.16

Weighted average common shares outstanding - diluted	29,370	28,402	26,972	25,086	20,915

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands except per share amounts)
Balance Sheet Data:
Cash and cash equivalents	$44,521	$40,455	$28,971	$46,503	$68,861
Securities owned	41,691	39,380	54,559	85,567	83,929
Total assets	365,892	320,038	297,470	291,548	282,042
Total liabilities	101,534	79,411	66,111	48,265	49,982
Sanders Morris Harris Group Inc. shareholders' equity	226,621	224,194	222,554	223,178	219,936
Noncontrolling interest	37,737	16,433	8,805	20,105	12,124
Total equity	264,358	240,627	231,359	243,283	232,060
Cash dividends declared per common share	$0.185	$0.180	$0.180	$0.180	$0.180

Refer to Note 2 – “Acquisitions and Dispositions” and Note 1 – “Principles of Consolidation” for additional information on significant transactions that impact the Balance Sheets for 2010 and 2009 for the following significant transactions:

•	Global acquisition
•	Concept disposition
•	Adoption of ASC Topic 810, Consolidation

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

We are exposed to volatility and trends in the general securities market and the economy.  Due to the downturn in the market and the economic recession that began during the second half of 2008 and in the first quarter of 2009, client assets declined during the last half of 2008 and into the first quarter of 2009.  However, during the second quarter of 2009, the market began to improve and client assets have recovered resulting in, among other things, higher fee and commission revenue.  While many economists believe the recession ended some time during the first quarter of fiscal 2010, unemployment and tight credit markets continue to create an unstable economic environment, and there is no guarantee that conditions will not worsen again.  Client assets under management or advisement were as follows:

Client Assets(1)
(in millions)

December 31, 2007	$11,344
March 31, 2008	11,342
June 30, 2008	10,979
September 30, 2008	10,290
December 31, 2008	8,627
March 31, 2009	8,501
June 30, 2009	9,534
September 30, 2009	10,595
December 31, 2009	11,273
March 31, 2010	11,904
June 30, 2010	11,085
September 30, 2010	12,072
December 31, 2010	17,106
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

Client assets increased by $5.8 billion during 2010, of which $1.5 billion was due to market appreciation and net inflows of $4.3 billion.  The acquisition of Global in December 2011 represents $4.1 billion of the total $4.3 billion of net inflows.  The Company’s 11.85% market-related increase in client assets compares with a 15.06% increase in the S&P 500 and a 12.13% increase in a 60/40 portfolio.

	Twelve Months Ended December 31,
	2010	2009
	(in millions)

Client assets at January 1	$11,273	$8,627
Inflows (Outflows):
Asset Inflows	6,661	2,307

Asset Outflows	(2,331)	(1,322)

Net Inflows	4,330	985

Market Appreciation	1,503	1,661
Net Change	5,833	2,646
Client Assets at December 31	$17,106	$11,273

Growth Strategy

Our expansion of Edelman offices continues on plan.  Eight new branches have been added in 2010 in metropolitan New York, greater Washington, D.C., Chicago and South Florida.  Additional expansion offices are slated for the Richmond, Boston, San Francisco and Detroit areas in 2011.  Although the expansion costs will impact earnings over the short term, we believe this investment will add enormously to the Company’s future results of operations.

In addition, the Company plans to further build on this expansion success by seeking to acquire other high-caliber practices and has established reserves to fund this mission.  The Company added $4.1 billion in assets under management from the acquisition of Global.  Global is a registered investment advisor and broker-dealer that serves high net worth clients in international markets in Mexico, in Central and South America.  Initiatives to attract new broker-dealers and advisors who we feel add to the success and profitability of the Company are also underway.  The Company is also working to attract new clients and assets to existing businesses and is preparing a significant marketing initiative for 2011.

The prior years’ economic turmoil and upheaval in the credit markets resulted in significant dislocation in our industry.  We believe this continues to present a time of opportunity for us.  The considerable changes and challenges that many larger national firms are experiencing give us an advantage in hiring highly qualified and experienced financial advisors who have either become dislocated or disheartened with their current employer.  Financial advisors at these firms are faced with the challenge of convincing customers that their parent firm is strong and financially stable despite negative media coverage.  These financial professionals now consider regional firms like ours as serious alternatives for their business.  Our pipeline of new recruits and the quality of new recruits has increased significantly over the past two years.

We are well aligned for expansion having divested the Company of the primary capital markets units that do not complement our concentration on wealth management. We substantially completed the sale of Concept on December 31, 2010.  We continue to own an interest in CCH, the parent of the newly formed broker-dealer, CCM. Concept it is no longer an operating unit of the Company.  The Company is well capitalized and poised for growth.

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile over the past twenty-four months.  As of December 31, 2010, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average, the Standard & Poor’s 500 Index and the NASDAQ Composite Index up.  In contrast, the average daily volume on the New York Stock Exchange declined during 2010.  Despite the rally in the markets in the first quarter of 2010, the economic environment is challenging with the national unemployment rate at approximately 9.8% at December 31, 2010, a decrease from the high of 10% at the end of December 2009.  The Federal Reserve Board reduced the federal funds target rate to 0 – 0.25% on December 16, 2008, and has not yet begun increasing rates.  Most economists do not expect the federal funds rate will increase significantly during the first quarter of 2011.

Investors initially responded to the volatile markets with a flight to quality which, in turn, reduced yields on short-term U.S. treasury securities and produced a dramatic reduction in commercial paper issuance.  Investors are slowly moving back to high yielding investments, but this has been a slow progression.

The disruptions and developments in the general economy and the credit markets over the past twenty-four months have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed by Congress on July 15, 2010, and was signed into law on July 21, 2010.  The Act, among other things, established a Financial Stability Oversight Council and a Consumer Financial Protection Bureau whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers.  Many regulations will be issued to implement the Act over the next twelve to twenty-four months.  We have reviewed the Act but are unable to determine the final impact that the Act will have on our operations until all of the regulations have been issued.

Components of Revenue and Expenses

Revenue. Our revenue is comprised primarily of (1) fees from asset-based advisory services, wealth management, and financial planning services; (2) commission revenue from wealth advisory, prime and institutional brokerage transactions; and (3) principal transactions.  We also earn interest on cash held and receive dividends from the equity and fixed income securities held in our corporate capital accounts, receive sales credits from third party placement agreements, earn fees through the sale of insurance products, and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) compensation and benefits; (2) floor brokerage, exchange, and clearance fees; and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During 2010, compensation and benefits represented 63.2% of total expenses and 59.3% of total revenue, compared to 58.8% of total expenses and 59.6% of total revenue during 2009.  The increase in compensation and benefits as a percentage of expenses is principally due to a $14.6 million goodwill and other intangible assets impairment charge recognized in 2009, partially offset by increased communications and data processing costs, occupancy, and other general and administrative expenses.

Floor brokerage, exchange, and clearance fees include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business at SMH. SMH clears its transactions through several clearing firms, including Pershing, an affiliate of The Bank of New York Mellon, Goldman Sachs Execution & Clearing, L.P., First Clearing Corporation, J.P. Morgan Clearing Corp and T.D. Ameritrade.

Other expenses include (1) communications and data processing expenses, such as third-party systems, data, and software providers; (2) occupancy expenses, such as rent and utility charges for facilities; (3) interest expense; (4) goodwill and other intangible assets impairment charges; (5) amortization of intangible assets; and (6) other general and administrative expenses.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Total revenue increased $4.6 million to $168.8 million in 2010 from $164.2 million in 2009, while total expenses decreased $8.0 million to $158.3 million in 2010 from $166.3 million in 2009.  The Company recognized goodwill and other intangible assets impairment charges of $14.6 million in 2009.  There were no such impairment charges recorded in 2010. Equity in income (loss) of limited partnerships increased to income of $12.9 million in 2010 from a loss of $1.3 million in 2009, reflecting an increase in the fair value of our investment in PTC Houston Management, Madison Williams, and in the value of fund partnership investments.  The Company recognized a $3.0 million gain on step acquisition in 2009 related to the Company’s previously-held noncontrolling interest in Edelman Financial Advisors, LLC (“EFA”).  Income from continuing operations, net of income taxes attributable to SMHG common shareholders was $10.4 million, or $0.35 per diluted common share, in 2010 compared to a loss of $4.0 million, or $0.14 per diluted common share, in 2009.

Revenue from investment advisory and related services increased from $72.0 million during 2009 to $96.7 million in 2010 as a result of an increase in average client assets.  Commission revenue decreased to $33.3 million in 2010 from $36.6 million during 2009 as a result of a decrease in trading volume in the Wealth Management segment.  Investment banking revenue increased to $4.0 million in 2010 from $2.5 million in 2009 due to an increase in selling concessions earned, partially offset by a decrease in sales credits received in investment banking transactions.  Principal transactions revenue decreased from $35.1 million in 2009 to $18.2 million in 2010 as the result of a decrease in the sale of fixed income products.  Interest and dividend income decreased from $10.7 million in 2009 to $10.3 million in 2010 as a result of decreased interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisors, L.P. in 2008, as the principal balance was paid down during 2010.

Employee compensation and benefits increased to $101.0 million in 2010 from $97.8 million in 2009 due to higher employee commission expense related to higher revenue and to additional personnel related to the EFA acquisition and the Edelman expansion.  Floor brokerage, exchange, and clearance fees decreased to $3.8 million in 2010 from $5.2 million in 2009 due to a decrease in clearance fees in the institutional brokerage services division reflecting lower trading volume.  Communications and data processing increased to $11.4 million in 2010 from $9.7 million in 2009 due to higher clearing firm service fees resulting from the increase in trading volume in the Wealth Management segment and additional customer accounts related to the EFA acquisition and the Edelman expansion. Occupancy costs increased to $13.0 million in 2010 from $11.2 million in 2009 due to the Edelman expansion.  Interest expense decreased to $1.8 million in 2010 from $2.7 million in 2009 due to a decrease in the weighted average balance of our funded debt from 2009 to 2010.   Amortization of intangible assets increased to $1.8 million in 2010 from $1.6 million in 2009 due to the acquisition of an additional 66% membership interest in EFA on April 1, 2009 and to the acquisition of IFS in 2010.  Other general and administrative expenses increased to $26.5 million in 2010 from $23.6 million in 2009 due to an increase in advertising and other expenses related to the acquisition of EFA and to the Edelman expansion.

Our effective tax rate from continuing operations was 40.8% in 2010 compared to 28.5% in 2009.  The effective tax rate for 2009 was impacted by nondeductible goodwill impairment charges and state income taxes recognized for book purposes.

During the first quarter of 2009, the Company closed three retail offices.  The decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  During the fourth quarter of 2009, the Company completed its sale of the Capital Markets Business.  The Company recorded a net loss from discontinued operations, net of income taxes of $697,000 in 2010 compared to $1.5 million in 2009 related to the closed offices, sale of the Capital Markets Business in 2009, and the sale of the Washington Research Group in 2010.  The Company recognized a gain on the sale of the Capital Markets Business of $5.9 million in 2009, and a gain on the sale of the Washington Research Group of $1.4 million in 2010,  net of income taxes, that is included in net loss from discontinued operations.

Results by Segment

Wealth Management

	Year Ended December 31,
	2010	2009
	(in thousands)

Revenue	$125,299	$100,943

Income from continuing operations before income taxes	$35,200	$25,787

Revenue from wealth management increased to $125.3 million from $100.9 million and income from continuing operations before income taxes increased to $35.2 million from $25.8 million.  On April 1, 2009, the Company increased its ownership of EFA from 10% to 76%, which required a change in our method of accounting for EFA’s results to consolidation from the cost method.  Edelman opened six new offices in September 2009 and an additional eight new offices during the twelve months ended December 31, 2010.  Investment advisory and related services fees increased to $93.8 million from $71.9 million reflecting an increase in the size of our client portfolios primarily due to improvement in the general securities market and the economy.  Sales credits from syndicate transactions increased $1.8 million as a result of an increase in syndicate transactions.  Total expenses increased to $92.5 million from $74.3 million due to higher employee compensation and occupancy costs associated with the EFA acquisition, the Edelman expansion, and the increase in revenue.  Equity in income (loss) of limited partnerships increased to $2.4 million from a loss of $898,000. The increase in equity in income (loss) of limited partnerships is attributable to an increase in the value of the limited partnerships we manage.

Institutional Services

Institutional Brokerage

	Year Ended December 31,
	2010	2009
	(in thousands)

Revenue	$4,523	$4,814

Loss from continuing operations before income taxes	$(454)	$(638)

Revenue from institutional services decreased to $4.5 million from $4.8 million. Commission revenue decreased as a result of a decline in the number of shares traded.  Total expenses decreased to $5.0 million from $5.5 million due to decreased employee compensation related to the lower revenue.  Loss from continuing operations before income taxes decreased to $454,000 from $638,000.

Prime Brokerage Services

	Year Ended December 31,
	2010	2009
	(in thousands)

Revenue	$30,390	$49,837

Income (loss) from continuing operations before income taxes	$(1,950)	$2,311

Revenue from prime brokerage services decreased to $30.4 million from $49.8 million and income (loss) from continuing operations before income taxes decreased to a loss of $2.0 million from income of $2.3 million.  Principal transactions revenue decreased to $13.6 million from $27.7 million reflecting a decrease in proprietary trading revenue and a decrease in revenue earned from the sale of fixed income products.  Total expenses decreased to $31.2 million from $47.5 million due to the revenue decline.

Corporate Support and Other

	Year Ended December 31,
	2010	2009
	(in thousands)

Revenue	$8,631	$8,646

Loss from continuing operations before income taxes	$(9,391)	$(27,890)

Revenue from corporate support and other remained flat at $8.6 million, and loss from continuing operations before income taxes decreased to $9.4 million from $27.9 million.  Total expenses decreased to $28.5 million from $39.1 million due primarily to $14.6 million of goodwill and other intangible assets impairment charges recognized in 2009.  This decrease was partially offset by an increase in the provision for bad debts of $1.4 million due to the write off of a note receivable made in conjunction with the Company’s investment in iProOne, Inc.  The deconsolidation of one of the limited partnerships, due to the adoption of the new accounting guidance for variable interest entities and the fair value measurement of that investment, and the increase in the fair value of our investment in Madison Williams resulted in equity in income of limited partnerships of $10.5 million for the twelve months ended December 31, 2010.  The Company recognized a $3.0 million gain on step acquisition in 2009 related to its previously-held noncontrolling interest in EFA.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Total revenue decreased $7.7 million to $164.2 million in 2009 from $171.9 million in 2008, while total expenses decreased $46.0 million to $166.3 million in 2009 from $212.3 million in 2008.  The Company recognized goodwill and other intangible assets impairment charges of $14.6 million in 2009 and $56.7 million in 2008.  Equity in income (loss) of limited partnerships decreased to a loss of $1.3 million in 2009 from income of $38.6 million in 2008, primarily due to the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. in 2008.  The Company recognized a $3.0 million gain on step acquisition in 2009 related to the Company’s previously-held noncontrolling interest in EFA.  Loss from continuing operations, net of income taxes attributable to SMHG common shareholders was $4.0 million, or $0.14 per diluted common share, in 2009 compared to $20.3 million, or $0.75 per diluted common share, in 2008.

Revenue from investment advisory and related services decreased from $73.8 million during 2008 to $72.0 million in 2009 as a result of a decrease in average client assets.  Commission revenue decreased to $36.6 million in 2009 from $48.9 million during 2008 as a result of a decrease in trading volume in the Wealth Management segment.  Investment banking revenue increased to $2.5 million in 2009 from $2.3 million in 2008 due to an increase in selling concessions earned, partially offset by a decrease in fees received in investment banking transactions.  Principal transactions revenue increased from $29.0 million in 2008 to $35.1 million in 2009 as the result of an increase in the sale of fixed income products.  Interest and dividend income increased from $6.7 million in 2008 to $10.7 million in 2009 as a result of interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisors, L.P.

Employee compensation and benefits decreased to $97.8 million in 2009 from $105.0 million in 2008 due to the lower employee commission costs in the prime brokerage services division.  Floor brokerage, exchange, and clearance fees decreased to $5.2 million in 2009 from $6.5 million in 2008 due to a decrease in clearance fees in the prime brokerage services division reflecting lower trading volume.  Communications and data processing decreased to $9.7 million in 2009 from $10.0 million in 2008 due to a decrease in clearing firm service fees in the prime brokerage services division. Occupancy costs increased to $11.2 million in 2009 from $10.0 million in 2008 due to the acquisition of an additional 66% membership interest in EFA on April 1, 2009 and the acquisitions of Leonetti and Miller-Green in 2008.  Interest expense increased to $2.7 million in 2009 from $147,000 in 2008 due to (1) $1.1 million of imputed interest associated with an incentive compensation payable resulting from the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P.; (2) $717,000 of interest related to the credit facility funded in 2009; and (3) $786,000 of interest associated with the acquisition of an additional 66% membership interest in EFA on April 1, 2009.  The Company recognized goodwill and other intangible assets impairment charges of $14.6 million in 2009 and $56.7 million in 2008.  Amortization of intangible assets increased to $1.6 million in 2009 from $777,000 in 2008 due to the acquisition of additional interest in EFA.  Other general and administrative expenses increased to $23.6 million in 2009 from $23.1 million in 2008 due to increases of advertising expense at Edelman and $2.4 million in the provision for uncollectible accounts partially offset by a decrease in outside sales commissions.

Our effective tax rate from continuing operations was 28.5% in 2009 compared to (135.7)% in 2008.  The effective tax rate for 2008 was impacted by nondeductible goodwill impairment charges and state income taxes recognized for book purposes.

During the first quarter of 2009, the Company closed three retail offices.  The decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  During the fourth quarter of 2009, the Company completed its sale of the Capital Markets Business.  The Company recorded a net loss from discontinued operations of $1.5 million in 2009 compared to $5.0 million in 2008 related to the closed offices and sold Capital Markets Business.  The Company recognized a gain on the sale of the Capital Markets Business of $5.9 million, net of income taxes, that is included in net loss from discontinued operations in 2009.

Results by Segment

Wealth Management

	Year Ended December 31,
	2009	2008
	(in thousands)

Revenue	$100,943	$101,950

Income from continuing operations before income taxes	$25,787	$87,177

Revenue from wealth management decreased to $100.9 million in 2009 from $102.0 million in 2008 and income from continuing operations before income taxes decreased to $25.8 million in 2009 from $87.2 million in 2008.  Investment advisory and related services revenue decreased to $71.9 million from $73.6 million as a result of a decrease in assets under management or advisement.  Commission revenue decreased to $11.6 million from $16.6 million reflecting a decline in shares traded by the firm’s wealth advisor clients due to uncertainty in the financial markets.  Interest income increased to $8.2 million from $3.4 million as a result of interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. on August 29, 2008.  Total expenses increased to $74.3 million in 2009 from $66.7 million in 2008 primarily due to increases of $2.3 million in advertising expense and $1.6 million in occupancy expense at Edelman resulting from the Company’s acquisition of 66% of EFA on April 1, 2009.  Equity in income (loss) of limited partnerships decreased to $(898,000) from $51.9 million. The decrease in equity in income (loss) of limited partnerships is attributable to the sale of our interests in Salient Partners, L.P. and Endowment Advisers, L.P. in 2008.

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

Prime Brokerage Services

	Year Ended December 31,
	2009	2008
	(in thousands)

Revenue	$49,837	$61,658

Income from continuing operations before income taxes	$2,311	$2,851

Revenue from prime brokerage services decreased to $49.8 million in 2009 from $61.7 million in 2008 and income from continuing operations before income taxes decreased to $2.3 million in 2009 from $2.9 million in 2008.  Commission revenue and third-party marketing fees decreased to $20.3 million in 2009 from $29.6 million in 2008 reflecting a decline in hedge fund servicing revenue.  Principal transactions revenue decreased to $27.7 million in 2009 from $30.6 million in 2008 reflecting a decline in proprietary trading revenue.  Total expenses decreased to $47.5 million during 2009 from $58.8 million during 2008 reflecting a decrease in employee commission expense.

Corporate Support and Other

	Year Ended December 31,
	2009	2008
	(in thousands)

Revenue	$8,646	$1,759

Loss from continuing operations before income taxes	$(27,890)	$(89,929)

Revenue from corporate support and other increased to $8.6 million in 2009 from $1.8 million in 2008 and the loss from continuing operations before income taxes decreased to $27.9 million in 2009 from $89.9 million in 2008.  Revenue from principal transactions, which consists principally of changes in the values of our investment portfolios, increased to income of $5.7 million from a loss of $1.7 million.  Total expenses decreased to $39.1 million in 2009 from $78.4 million in 2008.  This decrease is due to a decline in goodwill and other intangible assets impairment charges to $14.6 million in 2009 compared to $56.7 million in 2008.  Equity in loss of limited partnerships decreased to a loss of $450,000 in 2009 from a loss of $13.3 million in 2008.  The 2008 loss was primarily due to the decrease in the value of our direct investment in one limited partnership.  The Company recognized a $3.0 million gain on step acquisition in 2009 related to the Company’s previously-held noncontrolling interest in EFA.

Liquidity and Capital Resources

Cash Requirements

The Company’s funding needs consist of (1) funds necessary to maintain current operations; (2) capital expenditure requirements, including funds needed for the Edelman expansion; (3) debt repayment; and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties.  At December 31, 2010, we had $44.5 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, and marketable securities owned represented 16.9% of our total assets at December 31, 2010.

Payments due by period for the Company’s contractual obligations at December 31, 2010 are as described in the following table:

	Payment due by period
			After 1 but	After 3 but
		Within	within	within	After
	Total	1 year	3 years	5 years	5 years
	(in thousands)

Operating lease obligations	$46,162	$10,694	$18,298	$9,013	$8,157
Repayment of borrowings, principal and interest	27,578	6,973	13,055	7,550	-
Earnout & CAGR cash payments for Global	8,614	888	6,012	1,714	-
Consideration for additional interest in Rikoon	3,000	3,000	-	-	-
Total	$85,354	$21,555	$37,365	$18,277	$8,157

Operating expenses consist of compensation and benefits, floor brokerage, exchange, and clearance fees, and other expenses. These expenses are primarily dependent on revenue and, with the exception of obligations for office rentals, should require a limited amount of capital in addition to that provided by revenue during 2011.  Currently, obligations for non-cancelable office leases total $10.7 million during 2011.  Funds required for other working capital items such as receivables, securities owned, and accounts payable, along with expenditures to repurchase stock, are expected to total between $2.0 million and $4.0 million during 2011.  Capital expenditure requirements are expected to total between $4.0 million and $6.0 million during 2011, mainly consisting of leasehold improvements, furniture, and computer equipment and software. Funds needed for acquisitions will depend on the completion of transactions that may not be identifiable until such time as the acquisition is completed.

Receivables turnover, calculated as annualized revenue divided by average receivables, was 1.4 for the twelve months ended December 31, 2010 and 2009.  The allowance for doubtful accounts as a percentage of receivables was 1.8% at December 31, 2010, compared to 2.2% at December 31, 2009, reflecting an improvement in the credit quality of the Company’s receivables.

For the twelve months ended December 31, 2010, net cash provided by operations was $28.8 million versus $20.9 million during the same period in 2010.  Marketable securities owned decreased by $8.9 million during  2010, securities sold, not yet purchased increased by $1.9 million and payables to broker-dealers and clearing organizations decreased by $22,000. The Company’s portfolio includes both long and short equity positions.  Our asset managers generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market and employ hedging strategies designed to insulate the net value of our portfolios from fluctuations in the general level of interest rates and equity price variances.  We finance a portion of our positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $27.9 million at December 31, 2010, compared to $22.8 million at December 31, 2009.  This increase is the result of changes in the values of our investment portfolios. The Company does not intend to exit the private investment limited partnerships until dissolution. The company expects to receive its interests in the private investment limited partnerships over the remaining one to ten year life of the private investment limited partnerships.

Capital expenditures during 2010 were $3.0 million, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for the Edelman expansion.

SMH and GFS BD are subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2010, SMH had net capital, as defined, of $11.1 million, which was $10.3 million in excess of its required net capital of $843,000.  At December 31, 2010, GFS BD had net capital, as defined, of $727,000, which was $627,000 in excess of its required net capital of $100,000.

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

Critical Accounting Policies/Estimates

Investment – Valuation of Not Readily Marketable Securities.  Securities not readily marketable consist primarily of investments in private companies, limited partnerships, equities, options, warrants, and a bond.  Investments in private investment limited partnerships are carried at fair value and based on quarterly valuations prepared by the general partner of such partnerships, and reviewed by their valuation committee.  Investments in other limited partnerships are valued at fair value based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time.

Investments in not readily marketable securities, marketable securities with insufficient trading volumes, and restricted securities are carried at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At December 31, 2010, the investment portfolio included investments totaling $27.9 million and $22.8 million as of December 31, 2009,  whose values had been estimated by the Company in the absence of readily ascertainable market values.

The Company estimates the fair value of the not readily marketable securities using various valuation techniques.  The transaction price is typically its best estimate of fair value at inception.  When evidence supports a change in the carrying value, adjustments are made to reflect fair values at each measurement date.  Ongoing reviews by the Company are based on an assessment of each underlying investment, incorporating valuations that consider one or more different valuation techniques (e.g., the market approach, the income approach, or the cost approach) for which sufficient and reliable information is available.  Within Level 3, the use of market approach generally considers comparable transactions and trading multiples of comparable companies, while the use of the income approach generally consists of the net present value of the estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

The selection of appropriate valuation techniques may be affected by the availability of relevant inputs as well as the relative reliability of the inputs.  In some cases, one valuation technique may provide the best indication of fair value while in other circumstances, multiple valuation techniques may be appropriate.  The results of the application of the various techniques may not be equally representative of fair value, due to factors such as assumptions made in the valuation.  In some situations, the Company may determine it appropriate to evaluate and weigh the results, as appropriate, to develop a range of possible values, with the fair value based on the Company’s assessment of the most representative point within the range.

The inputs used by the Company in estimating the value of level 3 investments include estimated capital expenditures, estimated operating costs, and risk-adjusted discount factors.  Other relevant information considered by the Company may include the following factors: original transaction price, recent public or private transactions in the same or similar assets, restrictions on transfer, including the Company’s right, if any, to require registration by the issuer of the offering and sale of securities held by the Company under the securities laws; significant recent events affecting the issuer, including significant changes in financial condition and pending mergers and acquisitions; and all other reasonable and customary factors affecting value.  The fair value measurement of level 3 investments does not include transaction costs that may have been capitalized as part of the investment’s cost basis.  Assumptions used by the Company due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s results of operations.

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

In performing the first step of the goodwill impairment test, the estimated fair values of the reporting units were developed using the methods listed above.  When performing the discounted cash flow analysis, the Company utilized observable market data to the extent available.  Future cash flow projections are based primarily on actual results and, at April 30, 2009, included negative future cash flows for one reporting unit.  This reporting unit has no recorded goodwill.  For the February 28, 2009 and April 30, 2009, goodwill analysis, the cash flow estimates reflect zero growth for all projected future periods.

The Company performed an update of its April 30, 2008 review for goodwill impairment as of February 28, 2009, due to deterioration in overall macroeconomic conditions and the extended decline in the Company’s stock price.  This review was performed using the methodology described above.  Future cash flow projections were based primarily on actual results with budgeted cash flow projections used for one reporting unit.  When performing the February 28, 2009 discounted cash flow analysis, no future negative cash flows were projected.  This assessment resulted in the recognition of a goodwill impairment charge of $13.8 million at two reporting units:  Edelman - $13.0 million and Kissinger - $837,000.

For the April 30, 2010 goodwill analysis, the cash flow estimates reflect 6% revenue growth and 3% expense growth for all entities, other than Edelman entities, which were based on historical growth rates and future forecasts.  Edelman reflected higher growth rates of 10% based on the Edelman expansion plan to continue expansion by opening new offices throughout the country.  The discount rates utilized in the April 30, 2010 analysis ranged from 13% to 15%.  The Company also calculates estimated fair values of the reporting units utilizing multiples of earnings, book value, and assets under management of the reporting unit.  The estimated fair value using these techniques is compared with the carrying value of the reporting unit to determine if there is an indication of impairment.  A sensitivity analysis was also performed, which did not impact management’s conclusion that there is no indication of goodwill impairment.

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

Remaining amounts of goodwill at December 31, 2010 were as follows:  Edelman - $67.2 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, Leonetti - $225,000, IFS $409,000, and Global - $10.8 million.  Future goodwill impairment tests may result in a future charge to earnings.

Other intangible assets consist primarily of customer relationships and trade names acquired in business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized on a straight line basis over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  Other intangible assets are tested for impairment by comparing expected future cash flows to the carrying amount of the intangible assets.  The Company recognized a trade name impairment of $1.1 million during the quarter ended March 31, 2009. Indefinite lived intangible assets were tested for impairment as of April 30, 2010.  Based on the analysis performed as of April 30, 2010, there was no indication of impairment of other intangible assets.

Variable interest entities.

We have adopted accounting changes described in ASC Topic 810, Consolidation as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing whether to consolidate a variable interest entity and require ongoing reassessments for consolidation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The following discussion relates to our market risk sensitive instruments as of December 31, 2010.

Our trading equity and debt securities are marked to market on a daily basis.  At December 31, 2010, our marketable securities owned were recorded at fair value of $13.8 million.  Additionally, securities sold, not yet purchased were recorded at fair value of $10.2 million.  These trading equity and debt securities are subject to equity price risk.

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

Our financial services business is affected by general economic conditions.  Our revenue relating to asset-based advisory services and managed accounts is typically from fees based on the market value of assets under management or advisement.  Due to the improvement in the overall stock market, assets under management increased, which resulted in higher management fees recorded in “Investment advisory and related services” revenue.

At December 31, 2010, securities owned by the Company were recorded at a fair value of $41.7 million, including $13.8 million in marketable securities, $24.5 million representing our investments in limited partnerships, and $3.4 million representing other not readily marketable securities.

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

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses, or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk.

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

Item 8.    Financial Statements and Supplementary Data

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sanders Morris Harris Group Inc.

We have audited the accompanying consolidated balance sheets of Sanders Morris Harris Group Inc. (a Texas Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance on January 1, 2010 related to the evaluation of variable interest entities and consolidation. In addition, the Company adopted new accounting guidance on January 1, 2009 related to the accounting and reporting of noncontrolling interest in the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanders Morris Harris Group Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion and exclusion of Global Financial Services, LLC and GFS Advisors, LLC.

/s/  GRANT THORNTON LLP

Houston, Texas
March 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sanders Morris Harris Group Inc.

We have audited the accompanying consolidated statements of operations, changes in equity, and cash flows of Sanders Morris Harris Group Inc. and subsidiaries (the Company) for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sanders Morris Harris Group Inc. and subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG  LLP

Houston, Texas
March 16, 2009, except as to note 1, which is as of December 10, 2009, and note 23, which is as of March 16, 2010.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$44,521	$40,455
Restricted cash	769	1,471
Receivables, net	112,768	113,072
Deposits with clearing organizations	2,963	2,527
Securities owned	41,691	39,380
Furniture, equipment, and leasehold improvements, net	11,877	14,617
Other assets and prepaid expenses	2,886	2,863
Goodwill	84,713	73,455
Other intangible assets, net	63,704	32,198
Total assets	$365,892	$320,038

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$43,447	$35,357
Borrowings	24,995	20,238
Deferred tax liability, net	22,850	15,455
Securities sold, not yet purchased	10,242	8,339
Payable to broker-dealers and clearing organizations	-	22
Total liabilities	101,534	79,411

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares
authorized; 30,544,092 and 29,882,238 shares issued,
respectively	305	299
Additional paid-in capital	244,674	240,450
Accumulated deficit	(11,803)	(16,555)
Treasury stock, at cost, 1,207,193 shares and 0 shares,
respectively	(6,555)	-
Total Sanders Morris Harris Group Inc. shareholders' equity	226,621	224,194
Noncontrolling interest	37,737	16,433
Total equity	264,358	240,627
Total liabilities and equity	$365,892	$320,038

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Investment advisory and related services	$96,729	$72,006	$73,759
Commissions	33,298	36,590	48,876
Investment banking	3,978	2,455	2,251
Principal transactions	18,196	35,094	28,958
Interest and dividends	10,257	10,702	6,726
Other income	6,385	7,393	11,371
Total revenue	168,843	164,240	171,941

Expenses:
Employee compensation and benefits	100,962	97,805	104,995
Floor brokerage, exchange, and clearance fees	3,832	5,183	6,469
Communications and data processing	11,396	9,743	10,027
Occupancy	13,019	11,166	10,041
Interest	1,753	2,691	147
Goodwill and other intangible assets impairment charges	-	14,575	56,698
Amortization of intangible assets	1,780	1,563	777
Other general and administrative	25,590	23,596	23,142
Total expenses	158,332	166,322	212,296

Income (loss) from continuing operations before equity in income (loss)
of limited partnerships and income taxes	10,511	(2,082)	(40,355)
Equity in income (loss) of limited partnerships	12,894	(1,348)	38,631
Gain on step acquisition	-	3,000	-
Income (loss) from continuing operations before income taxes	23,405	(430)	(1,724)
Provision (benefit) for income taxes	7,173	(1,578)	11,699
Income (loss) from continuing operations, net of income taxes	16,232	1,148	(13,423)
Loss from discontinued operations, net of income taxes of
($446), ($1,082), and ($3,007), respectively	(697)	(1,518)	(4,974)
Net income (loss)	15,535	(370)	(18,397)
Less: Net income attributable to the noncontrolling interest	(5,839)	(5,112)	(6,896)
Net income (loss) attributable to Sanders Morris Harris Group Inc.	$9,696	$(5,482)	$(25,293)

Basic earnings (loss) per common share:
Continuing operations	$0.35	$(0.14)	$(0.75)
Discontinued operations	(0.02)	(0.05)	(0.19)
Net earnings (loss)	$0.33	$(0.19)	$(0.94)
Diluted earnings (loss) per common share:
Continuing operations	$0.35	$(0.14)	$(0.75)
Discontinued operations	(0.02)	(0.05)	(0.19)
Net earnings (loss)	$0.33	$(0.19)	$(0.94)

Weighted average common shares outstanding:
Basic	29,203	28,402	26,972
Diluted	29,370	28,402	26,972

Amounts attributable to Sanders Morris Harris Group Inc. common shareholders:
Income (loss) from continuing operations, net of income taxes	$10,393	$(3,964)	$(20,319)
Discontinued operations, net of income taxes	(697)	(1,518)	(4,974)
Net income (loss)	$9,696	$(5,482)	$(25,293)

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)

	Amounts						Shares
	Year Ended December 31,						Year Ended December 31,
	2010		2009		2008		2010	2009	2008
Common stock
Balance, beginning of year	$299		$292		$258		29,882,238	29,207,962	25,765,806
Sale of stock and warrants	-		3		-		-	277,715	-
Stock issued for acquisition	5		1		28		476,871	52,901	2,859,996
Stock issued pursuant to stock-based compensation plan	1		3		6		184,983	343,660	582,160
Balance, end of year	305		299		292		30,544,092	29,882,238	29,207,962
Additional paid-in capital
Balance, beginning of year	240,450		234,578		204,596
Sale of stock and warrants	-		2,649		-
Cash settlement of stock options	(140)		-		-
Stock issued for acquisition	2,394		(96)		23,905
Unearned stock-based compensation	152		336		-
Stock issued pursuant to stock-based compensation plan; including tax benefit	239		239		3,171
Tax adjustment related to stock-based compensation plan	(285)		(999)		-
Stock-based compensation expense	1,870		3,743		2,906
Balance, end of year	244,674		240,450		234,578
Retained earnings (accumulated deficit)
Balance, beginning of year	(16,555)		(5,895)		23,422
Cumulative effect of adoption of a new accounting principle	483		-		893
Dividends declared ($0.185 per share in 2010, $0.180 per share in 2009 and 2008)	(5,427)		(5,178)		(4,917)
Net income (loss) attributable to Sanders Morris Harris Group Inc.	9,696	9,696	(5,482)	(5,482)	(25,293)	(25,293)
Balance, end of year	(11,803)	9,696	(16,555)	(5,482)	(5,895)	(25,293)
Accumulated other comprehensive income (loss)
Balance, beginning of year	-		-		161
Net change in unrealized appreciation on securities available for sale	-	-	-	-	(267)	(267)
Income tax benefit on change in unrealized appreciation on securities available for sale	-	-	-	-	106	106
Balance, end of year	-	-	-	-	-	(161)
Comprehensive income (loss)	-	9,696	-	(5,482)	-	(25,454)
Treasury stock
Balance, beginning of year	-		(6,421)		(5,259)		-	(1,049,085)	(929,285)
Sale of stock	-		4,848		-		-	793,714	-
Stock issued for acquisition	-		1,601		-		-	262,180	-
Acquisition of treasury stock	(6,555)		(28)		(1,162)		(1,207,193)	(6,809)	(119,800)
Balance, end of year	(6,555)		-		(6,421)		(1,207,193)	-	(1,049,085)
Noncontrolling interest
Balance, beginning of year	16,433		8,805		20,105
Purchase of membership interest from noncontrolling interest	19,646		7,200		(77)
Cumulative effect of adoption of a new accounting principle	(584)		-		-
Disposition of noncontrolling interest	(721)		-		-
Sale of membership interest to noncontrolling interest	-		-		(1,614)
Contributions	1		40		-
Distributions	(2,877)		(4,724)		(16,505)
Net income attributable to the noncontrolling interest	5,839		5,112		6,896
Balance, end of year	37,737		16,433		8,805
Total equity and common shares outstanding	$264,358		$240,627		$231,359		29,336,899	29,882,238	28,158,877

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,535	$(370)	$(18,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized gain on securities available for sale	-	-	(205)
(Gain) loss on sales of assets	(1,199)	(8,770)	88
Depreciation	4,399	4,378	3,931
Provision for bad debts	2,164	2,642	1,180
Stock-based compensation expense	1,870	3,743	2,906
Goodwill and other intangible assets impairment charges	-	14,575	56,471
Amortization of intangible assets	1,780	1,563	1,004
Deferred income taxes	7,395	922	14,501
Equity in (income) loss of limited partnerships	(12,894)	1,348	(38,631)
Gain on step acquisition	-	(3,000)	-
Unrealized and realized (gains) losses on not readily
marketable securities owned, net	(924)	(1,402)	6,180
Not readily marketable securities owned received for payment
of investment banking fees	-	(21)	(581)
Net change in:
Restricted cash	702	(1,471)	-
Receivables	(992)	7,741	3,142
Deposits with clearing organizations	564	(1,465)	33
Marketable securities owned	8,949	10,950	(3,433)
Other assets and prepaid expenses	(578)	(202)	(740)
Accounts payable and accrued liabilities	191	(3,687)	3,007
Securities sold, not yet purchased	1,903	(4,545)	(2,548)
Payable to broker-dealers and clearing organizations	(22)	(2,029)	(922)
Net cash provided by operating activities	28,843	20,900	26,986
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,971)	(2,676)	(7,939)
Acquisitions, net of cash acquired of $844, $210, and $0, respectively	(14,943)	(33,972)	(29,080)
Effects of adoption of new pronouncements	344	-	-
Proceeds from sales and maturities of securities available for sale	-	-	697
Purchases of not readily marketable securities owned	(196)	(2,352)	(1,369)
Notes issued to Concept Capital Holdings, LLC	(1,655)	-	-
Proceeds from sales of not readily marketable securities owned	3,144	10,858	12,477
Proceeds from sales of assets	2,452	806	289
Net cash used in investing activities	(13,825)	(27,336)	(24,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(6,555)	(28)	(1,162)
Proceeds from sale of stock and warrants	-	7,500	-
Proceeds from stock issued pursuant to stock-based compensation plan	234	225	2,795
Tax benefit of stock options exercised	3	17	382
Tax adjustment related to stock-based compensation plan	(288)	(999)	-
Cash settement of stock options	(140)	-	-
Proceeds from borrowings	11,900	25,000	250
Repayment of borrowings	(7,143)	(4,762)	(450)
Debt issuance costs	(61)	(502)	-
Disposition of noncontrolling interest	(721)	-	-
Contributions by noncontrolling interest	1	40	-
Distributions to noncontrolling interest	(2,877)	(4,724)	(16,505)
Payments of cash dividends	(5,305)	(5,100)	(3,650)
Net cash provided by (used in) financing activities	(10,952)	16,667	(18,340)
Net increase (decrease) in cash and cash equivalents	4,066	10,231	(16,279)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	40,455	30,224	46,503
CASH AND CASH EQUIVALENTS AT END OF YEAR	$44,521	$40,455	$30,224

The accompanying notes are an integral part of these consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including wealth management (including investment advice and management, financial planning, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, prime brokerage services, and research).  The Company’s operating subsidiaries include Sanders Morris Harris Inc. (formerly SMH Capital Inc.) (“SMH”), SMH Capital Advisors, Inc. (“SMH Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), Miller-Green Financial Services, Inc. (“Miller-Green”), Kissinger Financial Services, a division of SMH, (“Kissinger”), Select Sports Group, Ltd. (“SSG”), Investor Financial Solutions Group of California (“IFS”), and Global Financial Services, LLC (“GFS BD”) and GFS Advisors, LLC (“GFS IA”) (collectively, “Global”).  The Company serves a diverse group of institutional, corporate, and individual clients.

The Company merged with and acquired its operating subsidiaries from 1999 through 2010.  The acquisitions were accounted for using the purchase method through 2008 and the acquisition method beginning in 2009 and, accordingly, results of an acquired entity are included in the Company’s consolidated financial statements from the date of acquisition.  As a result, the current period results are not comparable to the prior periods.  See “Note 2 — Acquisitions and Dispositions.”

During the first quarter of 2009, the Company closed three retail offices.  The operating results for these offices are included in “Loss from discontinued operations, net of income taxes”, and are excluded from the segment disclosures for all periods presented.  During the fourth quarter of 2009, SMH contributed to Madison Williams Capital, LLC (“Madison Williams”) the assets, properties, working capital, and rights related and/or pertaining to its investment banking, institutional trading (including equity sales and fixed income sales), New York trading, and research businesses (excluding The Juda Group and the Concept Capital divisions) (the “Capital Markets Business”) in exchange for a 17.5% Class A membership interest in Madison Williams, cash, and a note issued by Madison Williams to the Company.  The operating results for the Capital Markets Business are included in “Loss from discontinued operations, net of income taxes”, and are excluded from the segment disclosures for 2009 and 2010.

On March 1, 2010, the Company entered into an agreement with the principals of the Concept Capital division of SMH (“Concept”), in which we agreed to contribute certain of the assets, properties, and other rights  of the Company pertaining to Concept to Concept Capital Markets, LLC (“CCM”), a wholly-owned subsidiary of Concept Capital Holdings, LLC (“CCH”), and Concept Capital Administration, LLC (“CCAdmin”), two new entities formed by the principals of Concept.   The Washington Research Group of Concept was sold during the fourth quarter of 2010 prior to the spin-off of Concept.  The operating results for the Washington Research Group are included in “Loss from discontinued operations, net of income taxes”, and are excluded from the segment disclosures for all periods presented.

After the spin-off transaction closed on December 31, 2010, the Company retained a 24% capital interest and 43.48% profit and loss interest in CCH and a 43.48% member interest in CC Admin. The terms of the transaction provide that the Company retains 50% of the cash and cash equivalents and investment positions held by the division at closing. Current members of management of the division will retain the remaining interests in the new entities.  Due to the Company’s significant continuing involvement in Concept, results from operations of Concept are included within continuing operations.  SMH will continue to provide services to Concept based on a service agreement signed between the entities in 2010 until CCM can secure a significant clearing agreement.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its subsidiaries.  All material intercompany transactions and balances have been eliminated in consolidation.

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on accounting for variable interest entities (“VIE”). The new accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if an enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance was effective and implemented for the Company on January 1, 2010, and is being applied prospectively.

On January 1, 2010, we deconsolidated an investment in one of the Company’s limited partnerships as a result of this change in accounting policy. This entity had previously been consolidated due to the level of financial support provided by the Company. It was determined that the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Consequently, subsequent to the change in accounting policy, the Company deconsolidated this entity.  The Company has accounted for this limited partnership investment at fair value since January 1, 2010.  This investment will now be on the balance sheet, within securities owned at fair value, with the change in fair value included in equity in income of limited partnerships on the Consolidated Statement of Operations.  In prior periods, this entity’s results, assets, and liabilities were reflected in each of the Company’s line items in the Statement of Operations and Statement of Financial Condition.  The Company recorded a $4.6 million cumulative adjustment to retained earnings that represents the fair value of this limited partnership at January 1, 2010. The fair value of this investment is $9.9 million at December 31, 2010, and is recorded in Securities Owned. Another VIE was identified by management that the Company does not have the power to direct the activities; therefore, this investment remains unconsolidated as of December 31, 2010. The fair value of this investment is $906,000 at December 31, 2010, and is recorded in Securities Owned. The Company has no requirement to provide additional funding to these entities.

In addition, the Company concluded that it was a primary beneficiary of two VIEs at January 1, 2010.  The Company has a 50.5% direct ownership in one of these entities and a 65% direct ownership in the other.  These entities are professional sports agencies that assist professional athletes with contract negotiation, marketing, and public relations. Based upon the continued level of financial support provided by the Company, it was determined that the Company has the power to direct the activities that significantly impact these entities’ economic performance and has the obligation to absorb the significant losses and receive benefits related to these entities due to its increased support. The Company intends to provide additional financial support when necessary in the future. The Company has provided $765,000 in financial support as of December 31, 2010, which has been eliminated in consolidation.  The results of these entities have been included in the Condensed Consolidated Statements of Operations since January 1, 2010.  The carrying amounts of the assets and liabilities consolidated at January 1, 2010 are as follows:

Total assets	$733,000
Total liabilities	34,000
Noncontrolling interest	490,000

The creditors and/or beneficial holders of the consolidated VIEs do not have recourse to the general credit of the Company.

Management's Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenue and expenses during the reporting periods. The most significant estimates used by the Company relate to contingencies and the valuation of not readily marketable securities, goodwill, and stock based compensation awards. Actual results could differ from those estimates.

Cash Equivalents

Highly liquid debt instruments with original maturities of three months or less when purchased are considered to be cash equivalents. SMH and GFS BD, the Company’s broker-dealer subsidiaries, are subject to the regulations of the Securities and Exchange Commission that, among other things, may restrict the withdrawal of cash held at SMH and GFS BD’s clearing firms that are used to collateralize SMH and GFS BD’s trading accounts.  Cash restricted due to escrow accounts related to a loan and compensating balances for letters of credit are classified as Restricted cash and not included in Cash equivalents in the Consolidated Balance Sheets.

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

We offer transition pay, principally in the form of upfront notes receivable (“broker notes”), to financial advisors and certain key revenue producers as part of our Company’s overall growth strategy.  These broker notes are generally forgiven by a charge to employee compensation and benefits over a one to six year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.  If the individual leaves before the term of the broker note expires or fails to meet certain performance standards, the individual is required to repay the balance.  In determining the allowance for doubtful accounts from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employee’s overall financial position.

Management monitors receivables for any collectability issues.  The Company does not typically require collateral.  Receivables are considered past due when payment is not received in accordance with the contractual terms on the invoice or agreement and generally 90 days past due.  The accrual of interest on receivables is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When the interest accrual is discontinued, all uncollected accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of the remaining past-due principal balance.  Receivables are returned to accrual status when payments are brought current and, in management’s judgment, the receivable will continue to pay as agreed.  An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors.  Accounts deemed uncollectible are charged to the allowance.

Securities Owned and Securities Sold, Not Yet Purchased

Marketable securities are carried at market value based on quoted market prices.  Not readily marketable securities are valued at fair value based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time.  Unrealized gains or losses from marking securities owned to fair value or estimated fair value are included in revenue under the caption “Equity in income (loss) of limited partnerships.” Unrealized gains or losses from marking warrants and marketable securities owned to estimated fair value are included in revenue under the caption “Principal transactions.”  Securities not readily marketable include securities: (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration is effected under the Securities Act of 1933 or other applicable securities acts, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company.  Changes in fair value of the underlying funds which drive the change in net asset value and our equity method earnings pickup are included in the caption “Equity in income (loss) of limited partnerships” in the Consolidated Statements of Operations. Regular-way proprietary securities transactions and the related income/expense are recorded on trade date basis.  Nonregular-way transactions are recorded on settlement basis.  Realized gains and losses from sales of securities are computed using the average cost method and are included in revenue in the caption “Principal transactions.”

Investments in not readily marketable securities, marketable securities with insufficient trading volumes, and restricted securities have been valued at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements. These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements. At December 31, 2010 and 2009, the Company’s investment portfolios included investments totaling $27.9 million and $22.8 million, respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

Investments in companies and partnerships in which we have significant influence are accounted for by the equity method, which approximates fair value.  Investments in companies and partnerships in which we do not have significant influence are accounted for at cost and evaluated for impairment when impairment indicators are present.  No such indicators were present at December 31, 2010 and 2009.

Furniture, Equipment, and Leasehold Improvements

Furniture, equipment, and leasehold improvements are carried at cost, net of accumulated depreciation. Depreciation of furniture and equipment is computed on a straight line basis over a three to seven year period.  Amortization of leasehold improvements is computed on a straight line basis over the shorter of the term of the lease or useful life.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other.  ASC Topic 350 requires that goodwill be tested for impairment between annual test dates if an event or changing circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount.   The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill and other intangible assets).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance FASB ASC Topic 805, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Stock-Based Compensation

Stock-based compensation awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award.  Expected forfeitures are included in determining stock-based compensation expense.

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

The Company remains subject to examination by U.S. federal and state jurisdictions, as well as international jurisdictions for years subsequent to 2007 and 2006, and upon completion of these examinations (if undertaken by the taxing jurisdictions) tax adjustments may be necessary and retroactive to all open tax years.

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

Investment Advisory and Related Services

Revenue from investment advisory and related services consists primarily of portfolio and partnership management fees.  Portfolio management fees are received quarterly and are recognized as earned on a monthly basis.  Partnership management fees are received quarterly and are recognized as earned on a monthly basis.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, receivables, deposits with clearing organizations, other assets and prepaid expenses, accounts payable and accrued liabilities, and payables to broker-dealers approximate cost due to the short period of time to maturity.  Securities owned, and securities sold, not yet purchased are carried at their fair values.  The carrying amount of our borrowings approximates fair value because the interest rate is variable and, accordingly, approximates current market rates.

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

Advertising Expense

Advertising expense is expensed as incurred and included in “Other general and administrative” within the Consolidated Statements of Operations. Advertising expense for 2010, 2009 and 2008 was $3.9 million, $3.0 million, and $654,000, respectively.

New Authoritative Accounting Guidance

ASU No. 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, enhances disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses.  Public entities must apply the disclosure requirements applicable to period-end balances beginning with the first annual reporting period ending on or after December 31, 2010, of which the company implemented as of December 31, 2010.  The Company’s disclosures about activity in the allowance for credit losses by portfolio segment during a reporting period will be required in the first interim period of 2011.  The Company does not expect that the remaining required disclosures will be significant to the Company’s notes to the financial statements.

ASU No. 2010-29, Goodwill – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, amends ASC 350, Intangibles – Goodwill and Other, which modifies goodwill impairment testing for reporting units with a zero or negative carrying amount.  An entity must consider whether it is more likely than not that a goodwill impairment exists for reporting units with a zero or negative carrying amount.  If it is more likely than not that a goodwill impairment exists, the second step of the goodwill impairment test must be performed to measure the amount of goodwill impairment loss, if any.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010 and early adoption is not permitted.   The Company does not expect a material impact on the Company’s consolidated financial statements, upon implementation.

ASU No. 2010-29, Business Combinations – Disclosure of Supplementary Pro Forma Information, addresses the diversity in practice of the presentation of pro forma information for business combinations.  Under the amended guidance, a public entity that presents comparative financial statements must disclose the pro forma revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the prior annual reporting period.   The amended guidance will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company expects the amended guidance to impact its disclosures in future periods, but to otherwise not have an impact on the Company’s consolidated financial statements.

  2. ACQUISITIONS AND DISPOSITIONS

Acquisitions

On January 1, 2010, the Company completed the acquisition of a 51% interest in Investor Financial Solutions, LLC (“IFS”), a wealth management firm based in Huntington Beach, California for consideration of $1.0 million, $750,000 of which was payable at acquisition with the remainder, subject to adjustment based on gross revenue of IFS during the three months ended June 30, 2011, payable in July 2011.   The additional purchase price is expected to be between $0 and $250,000.  The liability for the additional purchase price was recorded at its January 1, 2010 fair value of $204,000.  The acquisition-related costs of the IFS acquisition were not material, as internal legal counsel was utilized for this acquisition.

The IFS acquisition was accounted for using the acquisition method and, accordingly, the financial information of IFS has been included in the Company’s Consolidated Financial Statements from December 31, 2010. The fair value of the consideration exceeded the fair market value of identifiable net tangible assets by $954,000, $409,000 of which has been recorded as goodwill, $955,000 of which has been recorded as other intangible assets, and $410,000 of which has been recorded as noncontrolling interest.  The valuation techniques used to measure the fair value of the noncontrolling interest include income and market-guideline public company approaches.  Goodwill is measured as the excess of the cash consideration over fair value of net assets acquired, including identifiable intangible assets, including $40,000 for assembled workforce. Goodwill represents the value expected from the synergies and economies of scale created from combining the IFS asset wealth business with our full-service firm. All of the goodwill associated with the IFS acquisition is expected to be deductible for tax purposes.  The acquisition was conducted in an arm’s length transaction to expand the Company’s high net worth business.

On December 31, 2010, the Company acquired a 48.7% capital interest and 50.1% profits interest in GFS BD and a 50.1% capital and profits interest in GFS IA, wealth management firms, pursuant to the terms of a Purchase Agreement dated as of November 26, 2010, among the Company and the prior owners of Global.  The acquisition was conducted in an arm’s length transaction to expand the Company’s high net worth business.

The initial consideration for the Global purchase was $18.0 million, of which $15.0 million was paid in cash and $3.0 million was paid in shares of SMHG common stock, with a fair value on acquisition date of $2.4 million, including a discount for a twelve month lock-up period on the stock issued.  The initial consideration is subject to upward adjustment by a maximum amount of $4.5 million based on Global achieving adjusted EBITDA in 2011 and/or 2012 in excess of $5.0 million, and further upward adjustment based on the compounded annual growth rate of Global’s EBITDA achieved in 2012, 2013, and 2014, for a maximum of $9.6 million if the top tier thresholds are achieved.  The fair value of the earn out and CAGR future consideration is $7.9 million at December 31, 2010, and is recorded as a liability in the Company’s Consolidated Balance Sheet.  The total fair value of consideration was $25.3 million, which exceeded the fair value of the net assets acquired.

Consideration paid:
Cash consideration	$15,000
Equity consideration	2,399
Earnout and CAGR future consideration	7,928
Total consideration paid	$25,327

Recognized assets and liabilities:
Cash	$844
Receivables, net	1,017
Deposits with clearing organizations	1,000
Furniture, equipment and leasehold improvements, net	347
Other intangible assets, net	32,331
Accounts payable and accrued liabilities	(1,788)
Total identifiable net assets	$33,751

Goodwill	$10,812

Noncontrolling interest	$(19,236)

The valuation techniques used to measure the fair value of the noncontrolling interest included the income and market-guideline public company approaches. Discounts for lack of control and marketability were applied to determine fair value.

In addition to the net assets acquired, an indemnification asset was recognized as of December 31, 2010 for the indemnification of SMHG for uncertain tax liability payments that resulted from tax years before 2010. An asset in the amount of $282,000 was recorded, in the same amount of the corresponding uncertain tax liability recorded by Global as of December 31, 2010, and is included in “Receivables, net.”

Goodwill including $1.4 million for assembled workforce represents the value expected from the synergies and economies of scale created from combining Global’s broker-dealer and advisory businesses with our full-service firm.  All of the goodwill associated with the Global acquisition is expected to be deductible for tax purposes.  The acquisition was conducted in an arm’s length transaction to expand the Company’s high net worth business. The acquisition-related costs were $33,000, and is included as an expense in the Consolidated Statements of Operations.

The Global acquisition was accounted for using the acquisition method and, accordingly, the financial information of Global has been included in the Company’s consolidated financial statements from December 31, 2010.  The pro forma combined historical results as if the Global acquisition had been included in operations commencing January 1, 2009 are as follows (unaudited):

	Year Ended December 31,
	2010	2009
	(in thousands, except per share amounts)

Total revenue	$187,779	$191,224
Net income (loss) attributable to
Sanders Morris Harris Group Inc.	10,731	(3,473)
Earnings (loss) per common share:
Basic	$0.37	$(0.12)
Diluted	$0.37	$(0.12)

On April 1, 2008, the Company acquired 100% of Miller-Green for cash consideration of $3.0 million.  At acquisition, Miller-Green, based in The Woodlands, Texas, managed approximately $400.0 million in assets.  The acquisition was accounted for as a purchase and, accordingly, the financial information of Miller-Green has been included in the Company’s consolidated financial statements from April 1, 2008.  The consideration exceeded the fair market value of identifiable net tangible assets by $3.0 million, which has been recorded as other intangible assets.

On February 29, 2008, the Company acquired a 50.1% membership interest in Leonetti for consideration of $5.75 million paid in a combination of cash and shares of the Company’s common stock.  The Company agreed to purchase additional 10% membership interests in March 2013, 2014, and 2015, payable in a combination of cash and shares of the Company’s common stock.  The purchase price for the additional membership interests will be based on a multiple of the net income of Leonetti for the previous year.  At acquisition, Leonetti, based in Buffalo Grove, Illinois, managed approximately $400.0 million in assets.  The acquisition was accounted for as a purchase and, accordingly, the financial information of Leonetti has been included in the Company’s consolidated financial statements from February 29, 2008.  The consideration exceeded the fair market value of identifiable net tangible assets by $6.1 million, $2.0 million of which has been recorded as goodwill and $4.1 million of which has been recorded as other intangible assets.

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

On May 24, 2007, the Company acquired a 75% interest in Rikoon for cash consideration of $6.0 million of which $1.3 million was recorded as compensation expense.  The Company agreed to purchase an additional 5% interest in January 2011 for cash consideration of $3.0 million.  At acquisition, Rikoon, based in Santa Fe, New Mexico, managed approximately $400.0 million in assets.  The acquisition was accounted for as a purchase and, accordingly, the financial information of Rikoon has been included in the Company’s consolidated financial statements from May 24, 2007.  The consideration exceeded the fair market value of identifiable net tangible assets by $4.4 million, which has been recorded as other intangible assets.

On May 10, 2005, the Company acquired a 51% interest in Edelman, one of the leading financial planning firms in the country.  Edelman, based in Fairfax, Virginia, manages approximately $6.0 billion in assets.  On May 12, 2008, the Company purchased an additional 25% membership interest in Edelman.  The Company paid an amount determined based upon Edelman’s 2007 pretax income (the “Second Tranche Consideration”).  The Second Tranche Consideration of $44.4 million, which was paid in a combination of cash and the Company’s common stock, has been recorded as goodwill.

In December 2006, Ric Edelman organized a new entity, EFA, to expand the Edelman financial platform into additional markets outside the Washington, D.C. metropolitan area.  In exchange for a 10% membership interest in EFA in 2005, the Company initially committed to loan EFA up to $20.0 million to cover its start-up expenses of which $10.0 million was advanced and subsequently repaid.  On April 1, 2009, the Company acquired an additional 66% membership interest in EFA for aggregate consideration of $25.5 million in cash and a subordinated promissory note in the principal amount of $10.0 million.  Under the terms of the EFA acquisition agreement, the earlier loan agreement was terminated.  The fair value of the Company’s previously-held noncontrolling interest in EFA on April 1, 2009 was $3.0 million.  The consideration exceeded the fair market value of identifiable net tangible assets by $36.3 million, $24.2 million of which has been recorded as goodwill, $22.3 million of which has been recorded as other intangible assets, $7.2 million of which has been recorded as noncontrolling interest, and $3.0 million of which has been recorded as a gain on step acquisition.  All of the goodwill associated with the EFA acquisition is expected to be deductible for tax purposes.  On August 24, 2009, EFA was merged with and into another Edelman subsidiary, Edelman Financial Services, LLC (“EFS”).  From the acquisition date to the date of the merger with EFS, the Company recorded $3.4 million of revenue and a pretax loss of $841,000 associated with EFA which is included in the accompanying Consolidated Statements of Operations.

The EFA acquisition was accounted for using the acquisition method and, accordingly, the financial information of EFA has been included in the Company’s consolidated financial statements from April 1, 2009.  The pro forma combined historical results as if the EFA acquisition had been included in operations commencing January 1, 2008 are as follows (unaudited):

	Year Ended December 31,
	2009	2008
	(in thousands, except per share amounts)

Total revenue	$165,777	$174,217
Net income (loss) attributable to
Sanders Morris Harris Group Inc.	(6,303)	(31,547)
Earnings (loss) per common share:
Basic	$(0.22)	$(1.17)
Diluted	$(0.22)	$(1.17)

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

On November 9, 2009, the Company, SMH, PAC3, and Madison Williams entered into an Amended and Restated Contribution Agreement with Fletcher Asset Management, Inc. (“Fletcher”), with respect to the formation of the New BD. Pursuant to the Amended and Restated Contribution Agreement, (a) PAC3’s membership interest in Madison Williams was reduced to a 3.1% Class A membership interest and 28.0% Class B membership interest, (b) SMH’s interest in Madison Williams was reduced to a 17.5% Class A membership interest, (c) Fletcher agreed to subscribe for and purchase a 40.5% Class A membership interest in Madison Williams in exchange for a cash contribution, and (d) the interest of management of Madison Williams was reduced to a 6.5% Class B membership interest.  SMH’s membership interest is subject to call for $4.0 million through December 31, 2010.  The Class A membership interests have a distribution preference over the Class B membership interests until a total of $8.5 million of distributions to the Class A membership interests have been made, and no distributions may be made to any class of Class B membership interests until the SMH note for $8.0 million has been repaid.  This transaction closed on December 9, 2009.  The Company recognized a gain of $8.3 million from the sale of the Capital Markets Business which is included in “Loss from discontinued operations, net of income taxes” in the Consolidated Statements of Operations.  The Company expects to receive its share of profits if and when distributions are made by Madison Williams.

In March 2010, we entered into an agreement with the principals of Concept pursuant to which we agreed to contribute certain of the assets, properties, and other rights pertaining to Concept, including the prime brokerage, research and capital markets, fund accounting and administration, and research library businesses to CCM and CCAdmin, two new entities formed by the principals of Concept.  The Washington Research Group of Concept was sold during the fourth quarter of 2010 prior to the spin-off of Concept. The Company recognized a gain of $1.4 million from the sale of the Washington Research Group which is included in “Loss from discontinued operations, net of income taxes” in the Consolidated Statements of Operations.  The operations reclassified to discontinued operations were within the “Prime brokerage services” segment.  After the spin-off, the Company retains a 24% capital interest and 43.48% profit and loss interest in CCH and a 43.48% member interest in CCAdmin. The terms of the transaction provide generally that we retain 50% of the cash and cash equivalents and net security positions held by Concept at closing.  Current members of management of Concept will retain the remaining interests in the new entities.

The spin-off transaction closed on December 31, 2010, following approval by the Financial Industry Regulatory Authority (“FINRA”) of a new member application by CCM and a continuing membership application by the Company.  In addition to the capital and profits interests in CCM and CCAdmin, the Company on (a) March 1, 2010, purchased from Concept Capital Holdings, LLC (“CCH”), a wholly-owned subsidiary of Concept Partners, LLC (“CP”) at its face value, a note in the principal amount of $1.2 million and (b) on December 31, 2010, purchased from CCH a second note in the principal amount of $500,000, with an additional $4.0 million committed, generally equal to 50% of the sum of cash and cash equivalents and net security positions of Concept on December 31, 2010.  The loss on the contribution of Concept’s assets was $1.2 million, which is included in “Other general and administrative” on the Consolidated Statements of Operations.

 3.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table sets forth pertinent information regarding the allowance for doubtful accounts (in thousands):

Balance at January 1, 2008	$2,330
Provision for bad debts	1,180
Charge off of receivables	(2,040)
Balance at December 31, 2008	1,470
Provision for bad debts	2,642
Charge off of receivables	(1,568)
Balance at December 31, 2009	2,544
Provision for bad debts	2,164
Charge off of receivables	(2,725)
Balance at December 31, 2010	$1,983

The Company has two note receivables on nonaccrual status in the amount of $1.2 million as of December 31, 2010, due to nonpayment on the notes.  One note in the amount of $920,000 does not have an allowance as of December 31, 2010.  Although management believes the interest is not recoverable, the loan principal appears to be collectible as of December 31, 2010, and as such the note is carried at its net realizable value.  The other note receivable on nonaccrual status in the amount of $233,000 as of December 31, 2010, is fully reserved within the allowance for doubtful accounts. Accounts over 90 days past due are monitored at least quarterly by management.

 4.   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2010 and 2009 were as follows:

	December 31,
	2010		2009
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Marketable:
Corporate stocks and options	$13,325	$10,242	$12,695	$8,339
Corporate bonds	494	-	3,861	-
	13,819	10,242	16,556	8,339
Not readily marketable:
Limited partnerships-consolidated management companies	4,459	-	6,565	-
Limited partnerships-other	19,964	-	13,404	-
Warrants	1,767	-	2,429	-
Corporate bond	356	-	-	-
Stocks and options	1,326	-	426	-
	27,872	-	22,824	-
	$41,691	$10,242	$39,380	$8,339

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 or other applicable securities acts, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company.  Not readily marketable securities consist of investments in limited partnerships, equities, options, warrants, and a bond. In accordance with FASB ASC Topic 323, Investments – Equity Method and Joint Ventures, direct investments in limited partnerships are accounted for using the equity method which approximates fair value.  The Company is restricted from exiting their investments in limited partnerships-consolidated management companies (“private investment limited partnerships”) prior to dissolution of the partnership; however, limited partners can sell their interest in the private investment limited partnership to qualified investors. The Company does not intend to exit the private investment limited partnerships until dissolution.   The Company expects to receive its interests in the private investment limited partnerships over the remaining one to ten year life of the private investment limited partnerships. Unfunded commitments in the private investment limited partnerships were $2.1 million as of December 31, 2010.  Proprietary investments in limited partnerships held by the Company’s broker-dealer subsidiary are accounted for at fair value.  Investments in limited partnerships – other principally consists of an investment in PTC Houston Management, CCM, and Madison Williams.

The consolidated management companies’ investments in limited partnerships principally consist of ownership in the following private investment partnerships:  Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., 2003 Houston Energy Partners, L.P., 2005 Houston Energy Partners, L.P., SMH Private Equity Group I, L.P., SMH Private Equity Group II, L.P., SMH NuPhysicia, LLC, and SMH Zilliant, LLC.  The Company expects to liquidate its investment in the limited partnerships over the remaining one to ten year life of the limited partnerships.  A summary of the results of operations and partners’ capital of the limited partnerships is as follows as of and for the years ended December 31, 2010, 2009, and 2008 (unaudited):

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Net investment income (loss)	$3,621	$(684)	$32,107
Unrealized gain (loss) on investments	14,759	43,036	(46,949)
Realized gain (loss) on investments	9,054	(7,892)	(4,706)
Increase (decrease) in partners' capital resulting from operations	$27,434	$34,460	$(19,548)
Total assets	$257,850	$259,400	$286,121
Total liabilities	(38,778)	(5,171)	(115,014)
Partners' capital	$219,072	$254,229	$171,107

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

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon industry-standard pricing methodologies, models, or other valuation methodologies that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that securities are recorded at fair value.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  The Company had one investment in common stock of a corporation with a quoted market price, in which management adjusted the quoted market price value to reflect a short-term lock-up period on the stock.  The value based on the market price was $186,000, and recorded with the discount for the lock-up period at $157,000 as of December 31, 2010.  The adjustment to fair value of the stock was based on a calculation of the cost of a put option for the term of the lock-up period, using a Black-Scholes model.

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

The following table sets forth by level within the fair value hierarchy securities owned and securities sold, not yet purchased as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities owned:
Corporate stocks and options	$12,144	$1,456	$142	$13,742
Corporate bonds	-	494	356	850
Limited partnerships-consolidated management companies	-	-	4,459	4,459
Limited partnerships-other	-	-	19,686	19,686
Warrants	-	1,756	11	1,767
Total securities owned	$12,663	$3,189	$24,654	$40,504

Securities sold, not yet purchased Corporate stocks and options	$10,073	$169	$-	$10,242

The following table sets forth a summary of changes in the fair value of the Company’s level 3 securities owned for the year ended December 31, 2010:

	Limited
	Partnerships
	Consolidated	Limited		Stocks
	Management	Partnerships		and
	Companies	Other	Warrants	Options	Bond	Total
	(in thousands)

Balance, beginning of year	$6,565	$6,688	$5	$426	$-	$13,684
Cumulative effect of adoption of a new accounting principle	-	4,650	-	-	-	4,650
Contribution of Concept assets	-	1,005	-	-	-	1,005
Realized gains (losses)	-	68	-	(88)	-	(20)
Unrealized gains relating to securities still held at the reporting date	1,725	8,423	6	12	-	10,166
Purchases, issuances, and settlements	(3,831)	(1,148)	-	3	-	(4,976)
Transfers between levels	-	-	-	(211)	356	145
Balance, end of year	$4,459	$19,686	$11	$142	$356	$24,654

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process.  A level 3 to level 2 transfer occurred during the year in the amount of $211,000 for a company that completed an Initial Public Offering that had a market value available.  In addition, one of the marketable securities owned at the beginning of the year converted to a nonmarketable bond during 2010 with a fair value of $356,000 at December 31, 2010.

Net unrealized gains for level 3 securities owned are a component of “Principal transactions” and “Equity in income (loss) of limited partnerships” in the Consolidated Statements of Operations as follows:

	Year Ended
	December 31, 2010
		Equity in Income
	Principal	(Loss) of Limited
	Transactions	Partnerships
	(in thousands)

Unrealized gains relating to securities still held at the reporting date	$163	$10,003

At December 31, 2010, the Company had $172,000 and $1.0 million in securities owned that are valued using the equity method and at cost, respectively.

5.	RECEIVABLES, NET

Receivables at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(in thousands)

Notes Receivable:
Nonaffiliates	$4,791	$6,127
Employees and executives	2,090	2,670
Other affiliates	9,757	8,556
Receivables from affiliated limited partnerships	73	337
Receivables from other affiliates	6,892	2,946
Receivable from Endowment Advisers	60,978	65,398
Receivables from broker-dealers	403	1,112
Receivables from customers	25,380	22,569
Current tax receivable	4,387	5,901
Allowances for bad debts	(1,983)	(2,544)
Receivables, net	$112,768	$113,072

Notes receivables from nonaffiliates consist of uncollateralized promissory notes from unrelated companies.  The notes bear interest at various rates up to 12% and are payable on demand.

In August 2008, we entered into agreements with Salient Partners and Endowment Advisers to repurchase the Company’s interests in such entities for a total of $95.3 million.  The terms of the agreements provide that Endowment Advisers will pay the Company annually the greater of $12.0 million in priority to other distributions, or 23.15% of total distributions, until the Company has received a total of $86.0 million plus 6% per annum.  The Company received an additional $9.3 million note for its 50% interest in Salient Partners, payable with interest over a five-year period.  In May 2009, the principal amount of the Salient note was reduced by $2.25 million to reflect an offset of certain liabilities that the Company agreed to pay under the agreements.  In connection with such transactions, the Company recorded receivables in the amount of $76.7 million representing the net present value of the expected receipts using a weighted average imputed interest rate of 11.8%.  The Salient uncollateralized note is included in “Notes receivable: Nonaffiliates” in the above table. The Company has a preferential interest in the cash flow distributions of Endowment Advisers, L.P.

Notes receivable from employees and executives primarily consist of noninterest bearing loans provided to certain executives and employees of the Company to induce the employees and executives to affiliate with the Company.  Notes receivable issued to employees totaled $75,000 in 2010.  The notes typically are forgiven over a one to six year period and have tiered maturities from 2011 through 2016 and are structured to be incentives for the employees to remain at the Company.  As each maturity date is reached, a portion of the notes is forgiven if the employee remains employed by the Company.  If employment is terminated, the remaining unforgiven balance is due and payable by the former employee.  Such forgiveness is recorded as employee compensation and benefits in the Consolidated Statements of Operations.

In addition, CCH issued two uncollateralized notes during 2010 in connection with the Concept transaction.  See “Note 2 – Acquisitions and Dispositions”.  These notes bear interest at the applicable federal rate for instruments with a term of over ten years provided under Section 1274(d) of the Internal Revenue Code of 1986 on the closing date of December 31, 2010, and mature on December 31, 2020.  A discount on the notes was recorded in the amount of $282,000, based on the difference in market interest rates at the date of issuance and the stated rate of interest on the notes.  The discount is recorded within the loss on contribution of Concept’s assets, as part of the disposition.

Notes receivable from other affiliates primarily consist of the $8.0 million uncollateralized note issued by Madison Williams to the Company in connection with the Capital Markets transaction.  See “Note 2 – Acquisitions and Dispositions”. This note bears interest at 6% and matures on December 9, 2019.

6.	DEPOSITS WITH CLEARING ORGANIZATIONS

Under its clearing agreements, SMH and GFS BD are required to maintain a certain level of cash or securities on deposit with clearing organizations.  Should the clearing organizations suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing organizations.  The Company had $3.0 million and $2.5 million on deposit as of December 31, 2010 and 2009, respectively, with clearing organizations to meet this requirement for SMH and GFS BD.

7.	FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Furniture, equipment, and leasehold improvements at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(in thousands)

Furniture and fixtures	$4,092	$4,627
Equipment	7,982	9,885
Leasehold improvements	17,119	16,414
Accumulated depreciation and amortization	(17,316)	(16,309)
Furniture, equipment, and leasehold improvements, net	$11,877	$14,617

8.	BORROWINGS

In May 2009, the Company borrowed $25.0 million under a credit agreement with a bank, the proceeds of which were used to complete the EFA acquisition.  The maturity date was October 31, 2012 and included interest at the greater of the prime rate or 5%.  Principal of $1.8 million plus interest was payable quarterly.   The credit agreement was amended and restated on December 31, 2010 to extend the maturity date to December 31, 2014, with the same loan commitment of $25.0 million and the same interest rate of the greater of prime rate or 5%.  Principal of $1.5 million plus interest is due quarterly.  The additional proceeds of the loan of $11.9 million were used to complete the Global acquisition.  The credit agreement is secured by substantially all of the assets of the Company, other than the assets of SMH and GFS BD.  The credit agreement contains various covenants customary for transactions of this type including the requirement that the Company maintain minimum financial ratios, net worth, liquid assets, and cash balances, as well as minimum assets under management, and meet monthly, quarterly, and annual reporting requirements.  The credit agreement also contains covenants that restrict the ability of the Company, among other things, to incur indebtedness, pay dividends or distributions, make capital expenditures and other restricted payments, including investments, and consummate asset sales.  At December 31, 2010, the Company was in compliance with all covenants.  The following table shows future maturities related to this credit agreement (in thousands):

2011	$5,881
2012	5,881
2013	5,881
2014	7,352
Total	$24,995

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(in thousands)

Accounts payable	$7,460	$7,661
Compensation	18,766	17,841
Earnout and CAGR payments	7,928	–
Other	9,293	9,855
Total accounts payable and accrued liabilities	$43,447	$35,357

In conjunction with the sale of the Company’s interests in Salient Partners and Endowment Advisers, the Company recorded a payable in 2009 in the amount of $4.1 million representing the net present value of future incentive compensation payments to employees of Salient Partners.  The payable for these incentive compensation payments will be satisfied through deductions in payments received in connection with the sale of our interest in Endowment Advisers.  This payable is included in “Other” in the above table. The balance of this payable was $1.7 million at December 31, 2010.

10.	INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2010, 2009, and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

From continuing operations:
Current	$84	$(1,456)	$(3,246)
Deferred	7,089	(122)	14,945
Income tax provision (benefit) from continuing operations	7,173	(1,578)	11,699
From discontinued operations	(446)	(1,082)	(3,007)
Income tax provision (benefit)	$6,727	$(2,660)	$8,692

The difference between the effective tax rate reflected in the income tax provision from continuing operations and the statutory federal rate is analyzed as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Expected federal tax at statutory rate of 34%	$5,973	$(1,884)	$(2,931)
Goodwill impairment	-	285	13,175
State income taxes	1,054	(333)	(517)
Other	146	354	1,972
Total	$7,173	$(1,578)	$11,699

The effective tax rates from continuing operations for the years ended December 31, 2010, 2009, and 2008 were 40.8%, 28.5% and (135.7%), respectively.

The components of the deferred income tax assets and liabilities were as follows:
	December 31,
	2010	2009
	(in thousands)

Deferred income tax assets:
Interest income	$162	$-
Gain on disposal of assets	264	-
Adjustment for discontinued operations	376	-
Capital loss carryforward	42	2,319
Charitable contributions	-	25
Accumulated depreciation	666	-
Accrued liabilities	16	16
Allowance for doubtful accounts	753	965
Deferred compensation	350	350
Restricted stock compensation	661	708
Stock option compensation	326	255
Goodwill and other intangible assets amortization/impairment	6,218	8,545
Total deferred tax assets	9,834	13,183
Deferred income tax liabilities:
EADV incentive payment	(169)	-
Charitable contributions	(72)	-
Accrued bonus	(330)	-
Nontaxable partnership distributions	(96)	-
Unrealized gain on securities owned	(5,774)	(1,154)
Accumulated depreciation	-	(132)
Unrealized gains on securities available for sale	(101)	(101)
Prepaid expenses	(161)	(134)
Imputed interest expense	(186)	(186)
State franchise tax	(408)	(319)
Section 141R step up	(1,139)	(1,139)
Gain on sale of business	(24,248)	(25,473)
Total deferred tax liabilities	(32,684)	(28,638)
Net deferred tax liability	$(22,850)	$(15,455)

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

The current tax receivable at December 31, 2010 and 2009 was $4.4 million and $5.9 million, respectively.

11.	STOCK-BASED COMPENSATION PLANS

Substantially all employees are eligible to participate in the Sanders Morris Harris Group Inc. 401(k) defined contribution plan.  The Company made no contributions to this plan in 2010, 2009, and 2008, however one of the subsidiaries made discretionary contributions during these years.

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

During the years ended December 31, 2010, 2009, and 2008, 42,807, 42,500, and 246,078 options were exercised for which the Company received proceeds of $233,000, $195,000, and $1.2 million, respectively, and the tax benefit realized from stock option exercises was $6,000, $17,000, and $373,000, respectively.  The Company recognized pretax compensation cost of $21,000, or $13,000 net of tax, for the year ended December 31, 2009; and $166,000, or $100,000 net of tax, for the year ended December 31, 2008.  No such expense was recognized during 2010.  There was no unrecognized stock-based compensation expense related to stock options at December 31, 2010.

The following table sets forth information regarding the Company’s stock options for each of the three years in the period ended December 31, 2010:
			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise Price	Life	Value
			(in years)	(in thousands)

Outstanding at January 1, 2008	856,385	$8.30
Granted	50,000	8.17
Exercised	(246,078)	4.89		$1,085
Outstanding at December 31, 2008	660,307	9.56
Exercised	(42,500)	9.95		49
Cancelled/Forfeited	(16,666)	8.17
Outstanding at December 31, 2009	601,141	9.95
Exercised	(42,807)	5.45		17
Settled	(140,000)	4.44
Cancelled/Forfeited	(58,334)	11.37
Outstanding at December 31, 2010	360,000	12.40	3.80	-

Options exercisable at December 31, 2010	360,000	12.40	3.80	-

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
	Number	Wgtd. Avg.		Number
Range of	Outstanding at	Remaining	Wgtd. Avg.	Exercisable at	Wgtd. Avg.
Exercise Prices	12/31/2010	Contr. Life	Exercise Price	12/31/2010	Exercise Price
		(in years)

$4.50-$6.04	55,000	0.99	$5.47	55,000	$5.47
$7.91-$9.15	25,000	2.12	8.16	25,000	8.16
$12.02-$16.81	280,000	4.51	14.14	280,000	14.14
$4.50-$16.81	360,000	3.80	12.40	360,000	12.40

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model.  There were no stock options granted during 2010 and 2009.  During 2008, stock options were granted with the following weighted-average assumptions:

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

Employees deferred compensation of  $40,000, and $151,000 during the years ended December 31, 2009 and 2008, respectively, which was used to purchase restricted common stock.  No such compensation was deferred in 2010.  The Company recognized pretax compensation expense of $1.9 million, $3.7 million, and $2.7 million, during the years ended December 31, 2010, 2009, and 2008, respectively, related to its restricted common stock plan.

The following table summarizes certain information related to restricted common stock grants at December 31, 2010:

	Number of	Weighted Average
	Shares	Grant Date Fair Value

Nonvested at January 1, 2010	490,076	$8.17

Nonvested at December 31, 2010	291,365	7.53

For the year ended December 31, 2010:

Granted	162,290	5.56

Vested	340,887	7.53

Forfeited	20,114	7.14

At December 31, 2010, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock totaled $1.0 million and is expected to be recognized over the next 4.25 years.  The fair value of restricted stock vested during the years ended December 31, 2010, 2009, and 2008 was $1.9 million, $2.4 million, and $1.5 million, respectively.

12.	PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.10 per share. Shares of preferred stock may be issued from time to time by the board of directors, without action by the shareholders, in one or more series with such designations, preferences, special rights, qualifications, limitations, and restrictions as may be designated by the board of directors prior to the issuance of such series.  No shares of preferred stock have been issued as of December 31, 2010.

13.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock.  On May 27, 2010, the Company’s board of directors approved the repurchase of up to another 1,000,000 shares of the Company’s common stock, subject to a maximum expenditure of $2.5 million under the credit agreement.  Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices.  Such repurchases are accounted for using the cost method.  The Company repurchased 1,207,193, 6,809, and 119,800 shares of its common stock at an average price of $5.43, $4.16, and $9.70 per share during the years ended December 31, 2010, 2009, and 2008, respectively, related to this program.  During 2009, the Company issued 262,180 treasury shares at an aggregate cost of $1.6 million in connection with the acquisition of EFA and 793,714 treasury shares at an aggregate cost of $4.8 million in connection with the sale of stock and warrants to Fletcher International, Ltd.

14.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)

Income (loss) from continuing operations	$10,393	$(3,964)	$(20,319)
Loss from discontinued operations, net of tax	(697)	(1,518)	(4,974)
Net income (loss) attributable to the Company	$9,696	$(5,482)	$(25,293)

Basic earnings (loss) per common share:
Continuing operations	$0.35	$(0.14)	$(0.75)
Discontinued operations	(0.02)	(0.05)	(0.19)
Net earnings (loss)	$0.33	$(0.19)	$(0.94)

Diluted earnings (loss) per common share:
Continuing operations	$0.35	$(0.14)	$(0.75)
Discontinued operations	(0.02)	(0.05)	(0.19)
Net earnings (loss)	$0.33	$(0.19)	$(0.94)

Weighted average number of common shares outstanding:
Basic	29,203	28,402	26,972
Incremental common shares issuable under stock option plan, net	167	-	-
Diluted	29,370	28,402	26,972

Outstanding stock options of 340,000, 601,000, and 511,000 at December 31, 2010, 2009, and 2008, respectively, have not been included in diluted earnings (loss) per common share because to do so would have been antidilutive for the years presented.  Warrants outstanding at December 31, 2010, were included in the 2010 calculation of diluted earnings (loss) per common share.  Warrants outstanding at December 31, 2009 to purchase shares of common stock in an aggregate value of up to $7.5 million at an exercise price of $5.75 per common share have also not been included in diluted earnings (loss) per common share because to do so would have been antidilutive for the year.  There were no warrants outstanding at December 31, 2008.  Restricted stock issued under the 1998 Incentive Plan is included in both basic and diluted earnings per share since the shares participate in dividend rights.

15.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of the Company’s goodwill and other intangible assets for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31, 2010
			Amortizable Intangible Assets:			Total Other
			Covenants Not	Customer		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Subtotal	Assets
	(in thousands)

Balance, beginning of year	$73,455	$18,422	$3,683	$10,093	$13,776	$32,198
Acquisition of IFS	409	166	22	767	789	955
Acquisition of Global	10,812	8,048	1,979	22,304	24,283	32,331
Acquisition of SSG	37	-	-	-	-	-
Amortization of other intangible assets	-	-	(870)	(910)	(1,780)	(1,780)
Balance, end of year	$84,713	$26,636	$4,814	$32,254	$37,068	$63,704

	Year Ended December 31, 2009
			Amortizable Intangible Assets:			Total Other
			Covenants Not	Customer		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Subtotal	Assets
	(in thousands)

Balance, beginning of year	$63,078	$4,526	$450	$7,589	$8,039	$12,565
Acquisition of EFA	24,167	15,000	4,000	3,300	7,300	22,300
Leonetti purchase price adjustment	(319)	-	-	-	-	-
Impairment charges	(13,471)	(1,104)	-	-	-	(1,104)
Amortization of other intangible assets	-	-	(767)	(796)	(1,563)	(1,563)
Balance, end of year	$73,455	$18,422	$3,683	$10,093	$13,776	$32,198

All of the Company’s goodwill and other intangible assets, net, are related to the Wealth Management business segment.

The goodwill impairment charges recognized in 2009 and 2008 reflect impairment due to market deterioration experienced in 2008 and during the first quarter of 2009.  The amount of the impairment loss was determined based on the calculation process specified in FASB ASC Topic 350, Intangibles – Goodwill and Other, which compared carrying value to the estimated fair value of assets and liabilities.  Factors considered in determining fair value include, among other things, the Company’s market capitalization as determined by quoted market prices for its common stock and the value of the Company’s reporting units.  The Company uses several methods to value its reporting units, including discounted cash flows, comparisons with valuations of public companies in the same industry, and multiples of assets under management.

Other intangible assets consist primarily of customer relationships and trade names acquired in business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized on a straight line basis over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  Other intangible assets are tested for impairment by comparing expected future cash flows to the carrying amount of the intangible assets.  The Company recognized trade name impairments of $1.1 million during the year ended December 31, 2009. As of December 31, 2010, accumulated goodwill and other intangible assets impairments are $69.9 million and $1.3 million, respectively.  No impairment charges were recorded in the year ended December 31, 2010.

Goodwill and other intangible assets, net, are classified as level 3 within the fair value hierarchy.

As of December 31, 2010, the remaining weighted-average amortization period is 3.61 years for covenants not to compete and 11.26 years for customer relationships included in the table above.

The following table shows estimated future amortization expense related to these intangible assets (in thousands):

2011	$4,258
2012	4,236
2013	4,232
2014	3,632
2015	2,919
Thereafter	17,791

16.	COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $250,000, $245,000, $230,000, $230,000, and $48,000, and to the owners of five of the offices that we lease to secure payment of our lease obligations for those facilities.

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

The Company has a commitment to fund an additional $4.0 million for the second note purchased from Concept Capital Holdings, LLC.  See “Note 2 – Acquisitions and Dispositions.”

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

In July 2008, the Dallas regional office of the Financial Industry Regulatory Authority (FINRA) conducted a routine examination of SMH’s broker-dealer activities.  SMH received an examination report on December 31, 2008, which identified a number of deficiencies in SMH’s operations.  In April 2009, SMH resolved half of the deficiencies noted through a compliance conference procedure. On October 5, 2010, SMH received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against SMH and two former employees based on alleged violations of certain federal securities laws and FINRA rules based on the deficiencies identified in the 2008 examination. Counsel for SMH and the former employees have reached an agreement in principle with the Dallas regional office of FINRA to resolve the matter. While the agreement must be finalized, we do not believe its impact on SMH and the Company will be material.

The Company is a defendant in certain litigation incidental to its securities and underwriting business.  The Company accounts for litigation losses in accordance with FASB Accounting Standards Codification No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. A contingent liability of approximately $2.7 million has been recorded at December 31, 2010 for these proceedings and exposures. This contingent liability represents management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies.”

Total rental expense for operating leases was $7.1 million, $5.8 million, and $5.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.  Certain leases contain provisions for renewal options, escalation clauses based on increases in certain costs incurred by the lessor, as well as free rent periods and tenant improvements.  We amortize office lease incentives and rent escalations on a straight line basis over the life of the respective leases.  The Company and its subsidiaries have obligations under operating leases that expire by 2020 with initial noncancelable terms in excess of one year.  Future minimum commitments under these operating leases are as follows (in thousands):

2011	$10,694
2012	9,778
2013	8,520
2014	5,118
2015	3,895
Thereafter	8,157
Total minimum rental payments	46,162
Minimum sublease rentals	(15,206)
Net minimum rental payments	$30,956

17.	CONCENTRATIONS OF RISK

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

SMH and GFS BD are subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2010, SMH had net capital, as defined, of $11.1 million, which was $10.3 million in excess of its required net capital of $843,000.  At December 31, 2010, SMH had aggregate indebtedness of $12.6 million.  SMH’s aggregate indebtedness to net capital ratio was 1.14 to 1 at December 31, 2010.  GFS BD had net capital, as defined of $727,000, which was $627,000 in excess of its required net capital of $100,000, with an aggregate indebtedness to net capital ratio of 1.99 to 1 at December 31, 2010.

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

The following summarizes certain financial information of each reportable business segment for the years ended December 31, 2010, 2009, and 2008.  The Company does not analyze asset information in all business segments.

	Year Ended December 31,
	2010	2009	2008
		(in thousands)
Revenue:
Wealth Management	$125,299	$100,943	$101,950
Institutional Services:
Institutional brokerage	4,523	4,814	6,574
Prime brokerage services	30,390	49,837	61,658
Institutional Services Total	34,913	54,651	68,232
Corporate Support and Other	8,631	8,646	1,759
Total	$168,843	$164,240	$171,941

Income (loss) from continuing operations before equity in income (loss) of limited partnerships and income taxes:
Wealth Management	$32,804	$26,685	$35,276
Institutional Services:
Institutional brokerage	(454)	(638)	(1,823)
Prime brokerage services	(1,950)	2,311	2,851
Institutional Services Total	(2,404)	1,673	1,028
Corporate Support and Other	(19,889)	(30,440)	(76,659)
Total	$10,511	$(2,082)	$(40,355)

Equity in income (loss) of limited partnerships:
Wealth Management	$2,396	$(898)	$51,901
Institutional Services:
Institutional brokerage	-	-	-
Prime brokerage services	-	-	-
Institutional Services Total	-	-	-
Corporate Support and Other	10,498	(450)	(13,270)
Total	$12,894	$(1,348)	$38,631

Gain on step acquisition:
Wealth Management	$-	$-	$-
Institutional Services:
Institutional brokerage	-	-	-
Prime brokerage services	-	-	-
Institutional Services Total	-	-	-
Corporate Support and Other	-	3,000	-
Total	$-	$3,000	$-

Income (loss) from continuing operations before income taxes:
Wealth Management	$35,200	$25,787	$87,177
Institutional Services:
Institutional brokerage	(454)	(638)	(1,823)
Prime brokerage services	(1,950)	2,311	2,851
Institutional Services Total	(2,404)	1,673	1,028
Corporate Support and Other	(9,391)	(27,890)	(89,929)
Total	$23,405	$(430)	$(1,724)

Net income attributable to the noncontrolling interest:
Wealth Management	$(5,839)	$(5,112)	$(6,896)
Institutional Services:
Institutional brokerage	-	-	-
Prime brokerage services	-	-	-
Institutional Services Total	-	-	-
Corporate Support and Other	-	-	-
Total	$(5,839)	$(5,112)	$(6,896)

20.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Cash payment (refund) for income taxes, net	$(2,045)	$(8,774)	$2,320
Cash paid for interest	815	1,503	9
Non-cash investing activities:
Cumulative effect of adoption of a new accounting principle	334	-	-
Acquisitions:
Receivables, net	-	-	10
Goodwill	-	1,859	24,136
Accounts payable and accrued liabilities	-	-	(290)
Stock paid for acquisition	(2,399)	(1,859)	(23,933)
Noncontrolling interest	-	-	77
Dispositions:
Receivables, net	(1,969)	7,850	-
Securities owned	1,005	1,200	-
Furniture, equipment, and leasehold improvements, net	(1,678)	(2,729)	-
Other assets and prepaid expenses	(779)	(133)	-
Accounts payable and accrued liabilities	2,180	2,440	-
Additional paid-in capital	-	(336)	-
Sale of nonmarketable securities:
Receivables	-	(1,824)	76,727
Sale of limited partnerships	-	-	(72,583)
Accounts payable and accrued liabilities	-	1,824	(4,144)
Non-cash financing activities:
Increase in dividends payable	122	78	1,267

21.	RELATED PARTY TRANSACTIONS

During 2001, the SMH formed PTC – Houston Management, L.P. (“PTC”) to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston.    The Company’s investment in PTC was recorded at $9.9 million as of December 31, 2010.    During 2010, the Company collected fees of $2.4 million and recorded an unrealized gain from the increase in the fair value of its investment in PTC of $5.2 million. The fees and unrealized gain are included in “Equity in income (loss) of limited partnerships” on the Consolidated Statements of Operations.

The Company owns controlling interests in several limited liability companies that act as the general partners in several limited partnerships (the “Partnerships”). The Partnerships pay management fees to the general partners. Certain officers of SMH serve on the boards of directors of entities in which the Partnerships invest.  In addition, SMH has served, and may in the future serve, as the placement agent advisor, offering manager, or underwriter for companies in which the Partnerships invest.  Management fees paid by the management companies of the private investment partnerships are included in the revenue caption “Investment advisory and related services” on the Consolidated Statements of Operations. The management fees paid were $4.0 million, $6.2 million, and $6.9 million for the years ended 2010, 2009, and 2008.  See “Note 4 – Securities Owned and Securities Sold, Not yet Purchased.”

See “Note 5 – Receivables” for related party note receivables.

22.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Three Months Ended,
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010
	(in thousands, except per share amounts)

Total revenue	$43,403	$41,020	$38,048	$46,372

Income from continuing operations, net of tax	$3,838	$3,015	$2,966	$6,413
Income (loss) from discontinued operations, net of tax	(792)	(309)	(558)	962
Net income	3,046	2,706	2,408	7,375
Less: Net loss attributable to the noncontrolling interest	(1,211)	(1,158)	(1,262)	(2,208)
Net income attributable to Sanders Morris Harris Group Inc.	$1,835	$1,548	$1,146	$5,167

Basic earnings (loss) per common share:
Continuing operations	$0.09	$0.06	$0.06	$0.15
Discontinued operations	(0.03)	(0.01)	(0.02)	0.03
Net earnings	$0.06	$0.05	$0.04	$0.18

Diluted earnings (loss) per common share:
Continuing operations	$0.09	$0.06	$0.06	$0.15
Discontinued operations	(0.03)	(0.01)	(0.02)	0.03
Net earnings	$0.06	$0.05	$0.04	$0.18

Weighted average common shares oustanding - basic	29,915	29,564	29,153	28,419

Weighted average common shares outstanding - diluted	29,920	29,584	29,155	28,739

UNAUDITED QUARTERLY FINANCIAL INFORMATION (CONTINUED)

	Three Months Ended,
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009
	(in thousands, except per share amounts)

Total revenue	$35,858	$44,887	$37,521	$45,974

Income (loss) from continuing operations, net of tax	$(9,434)	$5,196	$3,943	$1,443
Income (loss) from discontinued operations, net of tax	(2,358)	(854)	(1,435)	3,129
Net income (loss)	(11,792)	4,342	2,508	4,572
Less: Net income loss attributable to the noncontrolling interest	(1,052)	(1,204)	(1,409)	(1,447)
Net income (loss) attributable to Sanders Morris Harris Group Inc.	$(12,844)	$3,138	$1,099	$3,125

Basic earnings (loss) per common share:
Continuing operations	$(0.38)	$0.14	$0.09	$(0.00)
Discontinued operations	(0.09)	(0.03)	(0.05)	0.11
Net earnings (loss)	$(0.47)	$0.11	$0.04	$0.11

Diluted earnings (loss) per common share:
Continuing operations	$(0.38)	$0.14	$0.09	$(0.00)
Discontinued operations	(0.09)	(0.03)	(0.05)	0.11
Net earnings (loss)	$(0.47)	$0.11	$0.04	$0.11

Weighted average common shares oustanding - basic	27,567	27,733	27,797	28,676

Weighted average common shares outstanding - diluted	27,567	28,338	28,497	28,676

23.	DISCONTINUED OPERATIONS

During the first quarter of 2009, SMH closed three retail offices.  This decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  The results of operations for these offices have been reclassified as discontinued operations for all periods presented.

During the fourth quarter of 2009, SMH contributed to Madison Williams the Capital Markets Business in exchange for a 17.5% Class A membership interest in Madison Williams, cash, and a note issued by Madison Williams to the Company.  The results of operations for the Capital Markets Business have been reclassified as discontinued operations for the years ended December 31, 2009 and 2008.

During the fourth quarter of 2010, the Company sold the assets of the Washington Research Group, a division of Concept.  The results of operations for the Washington Research Group have been reclassified as discontinued operations for the years ended December 31, 2010 and 2009.

A summary of selected financial information of discontinued operations is as follows for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Operating activities:
Revenue	$13,182	$36,488	$24,389
Expenses	17,420	48,062	32,370
Gain on sale of business	2,374	8,782	-
Loss from discontinued operations before noncontrolling interest and income taxes	(1,864)	(2,792)	(7,981)
Noncontrolling interest in net loss of consolidated companies	721	192	-
Loss from discontinued operations before income taxes	(1,143)	(2,600)	(7,981)
Benefit for income taxes	(446)	(1,082)	(3,007)
Loss from discontinued operations	$(697)	$(1,518)	$(4,974)

Major classes of assets and liabilities of the closed offices  and the Washington Research Group accounted for as discontinued operations in the accompanying consolidated balance sheets at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(in thousands)

Receivables	$-	$224
Other assets	-	113
Furniture, equipment, and leasehold improvements, net	114	34
Total assets of discontinued operations	$114	$371
Accounts payable and accrued liabilities	$43	$1,365
Total liabilities of discontinued operations	$43	$1,365

24.	SUBSEQUENT EVENTS

On March 7, 2011, the Company’s board of directors declared a cash dividend for the first quarter of 2011 in the amount of $0.050 per share of common stock.  The cash dividend will be payable on April 18, 2011, to holders of record as of the close of business on April 4, 2011.

On February 11, 2011, a $4.0 million call option from the sale of Madison Williams was exercised in the amount of $1.2 million for 30% of the Company’s 17.5% ownership in Madison Williams.  The remaining call in the amount of $2.8 million was extended in February 2011.

On May 24, 2007, the Company acquired a 75% interest in Rikoon for cash consideration of $6.0 million of which $1.3 million was recorded as compensation expense.  The Company purchased an additional 5% interest in January 2011 for cash consideration of $3.0 million.

On March 15, 2011, the Company announced that the Company is changing its name to “The Edelman Financial Group”, and Ric Edelman, current Company President, will become Co-CEO of the Company.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

Item 9A.  Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act), as of December 31, 2010, the end of the fiscal period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls and concluding on this evaluation. The Global Financial Services, LLC and GFS Advisors, LLC, acquired on December 31, 2010, have been excluded from our 2010 assessment due to the relatively short implementation period. Global Financial Services, LLC and GFS Advisors, LLC whose financial statements reflected combined total assets and total revenues of 0.8 and 0.0 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

Based on our assessment, we concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Grant Thornton, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sanders Morris Harris Group Inc.

We have audited Sanders Morris Harris Group Inc.’s (a Texas Corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Sanders Morris Harris Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”).  Our responsibility is to express an opinion on Sanders Morris Harris Group Inc.’s internal control over financial reporting based on our audit.  Our audit of, and opinion on Sanders Morris Harris Group Inc.’s internal control over financial reporting does not include internal control over financial reporting of Global Financial Services, LLC or GFS Advisors, LLC, whose financial statements reflected combined total asset and total revenues of 0.8 and 0.0 percent, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. As indicated in Management’s Report, Global Financial Services, LLC and GFS Advisors, LLC were acquired on December 31, 2010 and therefore, management’s assertion on the effectiveness of Sanders Morris Harris Group Inc.’s., internal control over financial reporting excluded internal control over financial reporting of Global Financial Services, LLC and GFS Advisors, LLC.

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

In our opinion, Sanders Morris Harris Group Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanders Morris Harris Group Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 16, 2011

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2011.

SANDERS MORRIS HARRIS GROUP INC.

By:	/s/ GEORGE L. BALL
George L. Ball
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March 2011.

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

†10.08
Sanders Morris Harris Group Inc. 2010 Executive Incentive Plan (Filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K dated May 27, 2010 (File No. 000-30066), and incorporated herein by reference).

†10.09
Sanders Morris Harris Group Inc. 2010 Executive and Key Manager Restricted Stock Unit Sub-Plan (Filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K dated May 27, 2010 (File No. 000-30066), and incorporated herein by reference).

10.10
Office Lease Agreement and related amendments dated September 25, 1996, between Texas Tower Limited and Sanders Morris Mundy Inc. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-30066), and incorporated herein by reference).

10.11
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

10.13
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

10.14
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

10.15
Letter agreement dated as of January 1, 2009, among Sanders Morris Harris Group, Inc., Fredric M. Edelman, and Edward Moore  (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 29, 2009 (File No. 000-30066), and incorporated herein by reference).

10.16
Amended and Restated Credit Agreement dated as of December 31, 2010, between Sanders Morris Harris Group Inc. and Prosperity Bank.  (Filed as Exhibit 10.08 to the Company’s Current Report on Form 8-K dated January 4, 2011.  (File No. 000-30066), and incorporated herein by reference).

10.17	Purchase Agreement dated as of November 26, 2010, among Sanders Morris Harris Group Inc., Robert C.A. Benjamin, Gerardo A. Chapa and Ricardo Persuquia (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 29, 2010 (File No. 000-30066), and incorporated herein by reference).
*21.1	Subsidiaries of Sanders Morris Harris Inc.
*23.1	Consent of KPMG LLP.
*23.2	Consent of Grant Thornton LLP.
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
†  Management contract or compensation plan or arrangement.