Form 10-Q
period 2011-03-31
SANDERS MORRIS HARRIS GROUP INC
filed 2011-05-10
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 6, 2011, the registrant had 29,399,680 outstanding shares of common stock, par value $0.01 per share.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS
Cash and cash equivalents	$31,073	$44,521
Restricted cash	769	769
Receivables, net	118,650	112,768
Deposits with clearing organizations	2,963	2,963
Securities owned	43,686	41,691
Furniture, equipment, and leasehold improvements, net	11,884	11,877
Other assets and prepaid expenses	3,770	2,886
Goodwill, net	84,676	84,713
Other intangible assets, net	62,640	63,704
Total assets	$360,111	$365,892

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$37,436	$43,447
Borrowings	23,525	24,995
Deferred tax liability, net	22,850	22,850
Securities sold, not yet purchased	14,082	10,242
Total liabilities	97,893	101,534

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares
authorized; 30,695,834 and 30,544,092 shares issued,
respectively	307	305
Additional paid-in capital	245,499	244,674
Accumulated deficit	(10,434)	(11,803)
Treasury stock, at cost, 1,277,945 and 1,207,193 shares, respectively	(7,060)	(6,555)
Total Sanders Morris Harris Group Inc. shareholders' equity	228,312	226,621
Noncontrolling interest	33,906	37,737
Total equity	262,218	264,358
Total liabilities and equity	$360,111	$365,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended,
	March 31,
	2011	2010

Revenue:
Investment advisory and related services	$27,578	$21,933
Commissions	7,412	8,451
Principal transactions	3,427	6,886
Investment banking	1,111	1,497
Interest and dividends	2,233	2,795
Other income	1,653	2,010
Total revenue	43,414	43,572

Expenses:
Employee compensation and benefits	26,182	26,640
Floor brokerage, exchange, and clearance fees	378	857
Communications and data processing	2,533	2,911
Occupancy	2,875	3,181
Interest	601	460
Amortization of other intangible assets	1,064	445
Other general and administrative	4,847	6,791
Total expenses	38,480	41,285

Income from continuing operations before equity in income of
limited partnerships and income taxes	4,934	2,287
Equity in income of limited partnerships	3,175	3,226
Income from continuing operations before income taxes	8,109	5,513
Provision for income taxes	2,092	1,675
Income from continuing operations, net of income taxes	6,017	3,838
Loss from discontinued operations,
net of income taxes of $74 and $507, respectively	(115)	(792)
Net income	5,902	3,046
Less: Net income attributable to the noncontrolling interest	(3,063)	(1,211)
Net income attributable to Sanders Morris Harris Group Inc.	$2,839	$1,835

Basic earnings (loss) per common share:
Continuing operations	$0.10	$0.09
Discontinued operations	-	(0.03)
Net earnings	$0.10	$0.06

Diluted earnings (loss) per common share:
Continuing operations	$0.10	$0.09
Discontinued operations	-	(0.03)
Net earnings	$0.10	$0.06

Weighted average common shares outstanding:
Basic	29,168	29,915
Diluted	29,930	29,920

Amounts attributable to Sanders Morris Harris Group Inc. common shareholders:
Income from continuing operations, net of income taxes	$2,954	$2,627
Loss from discontinued operations, net of income taxes	(115)	(792)
Net income	$2,839	$1,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2011
(in thousands, except share and per share amounts)
(unaudited)

	Amounts	Shares

Common stock:
Balance, beginning of period	$305	30,544,092
Stock issued pursuant to stock-based compensation plans	2	151,742
Balance, end of period	307	30,695,834
Additional paid-in capital:
Balance, beginning of period	244,674
Stock issued pursuant to stock-based compensation plans;
including tax benefit	759
Tax adjustment related to stock-based compensation plans	(173)
Stock-based compensation expense	239
Balance, end of period	245,499
Accumulated deficit:
Balance, beginning of period	(11,803)
Cash dividends ($0.05 per share)	(1,470)
Net income attributable to Sanders Morris Harris Group Inc.	2,839
Balance, end of period	(10,434)
Treasury stock:
Balance, beginning of period	(6,555)	(1,207,193)
Acquisition of treasury stock	(505)	(70,752)
Balance, end of period	(7,060)	(1,277,945)
Noncontrolling interest:
Balance, beginning of period	37,737
Distributions	(6,894)
Net income attributable to the noncontrolling interest	3,063
Balance, end of period	33,906
Total equity and common shares outstanding	$262,218	29,417,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,902	$3,046
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on sale of assets	315	1
Depreciation	955	1,092
Provision for bad debts	(99)	1,505
Stock-based compensation expense	239	592
Amortization of other intangible assets	1,064	445
Deferred income taxes	-	242
Equity in income of limited partnerships	(3,175)	(3,226)
Unrealized and realized gain on not readily marketable
securities owned, net	(251)	(303)
Net change in:
Restricted cash	-	642
Receivables	(4,246)	(2,156)
Deposits with clearing organizations	-	54
Marketable securities owned	(1,100)	8,930
Other assets and prepaid expenses	(884)	(479)
Accounts payable and accrued liabilities	(6,324)	(3,221)
Securities sold, not yet purchased	3,840	(2,462)
Payable to broker-dealers and clearing organizations	-	(7)
Net cash (used in) provided by operating activities	(3,764)	4,695
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(965)	(891)
Acquisitions	-	(750)
Cumulative effect of adoption of a new accounting principle	-	560
Purchases of not readily marketable securities owned	-	(95)
Notes issued to Concept Capital Holdings, LLC	(1,500)	(1,155)
Proceeds from sales of not readily marketable securities owned	2,531	1,434
Proceeds from sale of assets	3	31
Net cash provided by (used in) investing activities	69	(866)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(505)	(1,889)
Proceeds from shares issued pursuant to stock-based compensation plans	761	41
Tax benefit of stock options exercised	-	4
Tax adjustment related to stock-based compensation plans	(173)	859
Cash settlement of stock options	-	(140)
Repayment of borrowings	(1,470)	(1,786)
Distributions to noncontrolling interest	(6,894)	(531)
Payments of cash dividends	(1,472)	(1,348)
Net cash used in financing activities	(9,753)	(4,790)
Net decrease in cash and cash equivalents	(13,448)	(961)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,521	40,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,073	$39,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANDERS MORRIS HARRIS GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations

Sanders Morris Harris Group Inc. (“SMHG” or “the Company”) provides a broad range of financial and other professional services, including wealth management (including investment advice and management, financial planning, sports representation and management), investment and merchant banking, and institutional services (including institutional sales and trading, and research).  The Company’s operating subsidiaries include Sanders Morris Harris Inc. (formerly SMH Capital Inc.) (“SMH”), SMH Capital Advisors, Inc. (“SMH Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), Miller-Green Financial Services, Inc. (“Miller-Green”), Kissinger Financial Services, a division of SMH, (“Kissinger”), Select Sports Group, Ltd. (“SSG”), Investor Financial Solutions, LLC (“IFS”), Global Financial Services, LLC (“GFS BD”) and GFS Advisors, LLC (“GFS IA”) (and together with GFS BD, “Global”).  The Company serves a diverse group of institutional, corporate, and individual clients.

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

On January 1, 2010, we deconsolidated one of the Company’s investments as a result of the foregoing change in accounting policy. This entity had previously been consolidated due to financial support provided by the Company. The Company does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. Consequently, subsequent to the change in accounting policy, the Company deconsolidated this entity.  The Company has accounted for this limited partnership investment at fair value since January 1, 2010.  This investment is now reported on the Condensed Consolidated Balance Sheets within “Securities owned” at fair value with the change in fair value included in “Equity in income of limited partnerships” on the Condensed Consolidated Statements of Operations.  In prior periods, this entity’s results, assets, and liabilities were reflected in each of the Company’s line items in the Condensed Consolidated Statements of Operations and Balance Sheet.  The Company recorded a $4.6 million cumulative adjustment to accumulated deficit that represents the fair value of this limited partnership at January 1, 2010.  The fair value of this investment is $10.6 million at March 31, 2011, and is recorded in “Securities owned.”

Additionally, the Company concluded that it was a primary beneficiary of two VIEs at January 1, 2010.  The Company had a 50% direct ownership, with a subsequent purchase of an additional 0.5% in the fourth quarter of 2010, in one of these entities, and a 65% direct ownership in the other.  These entities are professional sports agencies that assist professional athletes with contract negotiation, marketing, and public relations.  The Company provided significant financial support, which it was not contractually obligated to do, beginning on January 1, 2010, to assist these entities to continue operating as going concerns and also became significantly more involved with the day-to-day operations of managing the businesses.  The Company intends to provide additional financial support when necessary in the future.  The Company concluded that it has the power to direct the activities that significantly impact these entities’ economic performance and has the obligation to absorb the significant losses and receive benefits related to these entities due to its increased support.  The Company has provided $826,000 in financial support as of March 31, 2011, which has been eliminated in consolidation.  The results of these entities have been included in the Condensed Consolidated Statements of Operations since January 1, 2010.  The carrying amounts of the assets and liabilities consolidated at January 1, 2010 are as follows:

Total assets	$733,000
Total liabilities	34,000
Noncontrolling interest	490,000

The creditors and/or beneficial holders of the consolidated VIEs do not have recourse to the general credit of the Company.

Another VIE was identified by management that the Company does not have the power to direct the activities; therefore, this investment remains unconsolidated as of March 31, 2011.  The cost of this investment is $900,000 at March 31, 2011, and is recorded in “Securities owned.”  The Company has no requirement to provide additional funding to this entity.

Concept Capital Holdings, LLC (“CCH”) and Madison Williams (“Madison”) are two additional VIEs that are former divisions of the Company that were previously consolidated, but due to the spin-offs that occurred in 2009 for Madison and in 2010 for the Concept Capital division of SMH (“Concept”), the businesses are no longer consolidated.  Management does not have the power to direct the activities of either Concept or Madison. The fair value of these investments is $1.0 million and $2.8 million, respectively as of March 31, 2011.  The investments are recorded in “Securities owned.”  The Company has a contractual requirement to provide additional financial support to CCH in the approximate amount of $2.5 million, and has no such requirement for Madison as of March 31, 2011.  The Company does not intend to provide significant financial support in the future to CCH or Madison.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our Condensed Consolidated Balance Sheets at March 31, 2011, and December 31, 2010, our Condensed Consolidated Statements of Operations for the three months ended March 31, 2011, and 2010, our Condensed Consolidated Statement of Changes In Equity for the three months ended March 31, 2011, and our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010.  All adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, restricted cash, receivables, deposits with clearing organizations, other assets and prepaid expenses, and accounts payable and accrued liabilities approximate cost due to the short period of time to maturity.  Securities owned, and securities sold, not yet purchased are carried at their fair values.  The carrying amount of our borrowings approximates fair value because the interest rate is variable and, accordingly, approximates current market rates.

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

We offer transition pay, principally in the form of upfront notes receivable (“broker notes”), to financial advisors and certain key revenue producers as part of our Company’s overall growth strategy.  These broker notes are generally forgiven by a charge to “Employee compensation and benefits” over a one to six year period if the individual satisfies certain conditions, usually based on continued employment and certain performance standards.  If the individual leaves before the term of the broker note expires or fails to meet certain performance standards, the individual is required to repay the balance.  In determining the allowance for doubtful accounts from former employees, management considers the facts and circumstances surrounding each receivable, including the amount of the unforgiven balance, the reasons for the terminated employment relationship, and the former employee’s overall financial position.

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

Interest on interest-bearing notes receivable is calculated using the interest method specified by the note agreement.  Origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the contractual life of the note receivable.

New Authoritative Accounting Guidance

ASU No. 2011-02, Receivables (Accounting Standards Codification (“ASC”) Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, amends Accounting Standards Update (“ASU”) No. 2011-01, Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the date when public-entity creditors are required to provide the new disclosures for troubled debt restructurings in ASU 2010-20. That deferral ended when the FASB issued ASU 2011-02 to clarify what constitutes a troubled debt restructuring. The deferral in ASU 2011-01 does not affect the effective date of the other disclosure requirements in ASU 2010-20.  The requirements within ASU 2011-02 are to be applied restrospectively for annual periods ending on or after December 15, 2012, to restructurings occurring on or after the beginning of the fiscal year of adoption, or 2012 for the Company.  The Company does not expect a material impact on the Company’s consolidated financial statements, upon implementation.

2.	ACQUISITIONS AND DISPOSITIONS

Acquisitions

On January 1, 2010, the Company completed the acquisition of a 51% interest in IFS, a wealth management firm based in Huntington Beach, California for consideration of $1.0 million, $750,000 of which was payable at acquisition with the remainder, subject to adjustment based on gross revenue of IFS during the three months ended June 30, 2011, payable in July 2011.   The additional purchase price is expected to be between $300,000 and $350,000.  The liability for the additional purchase price was recorded at $334,000 as of March 31, 2011, upon management’s remeasurement of the liability.  The remeasurement calculation was based on expected revenue of IFS for the measurement period, which is the three months ended June 30, 2011.  The acquisition-related costs of the IFS acquisition were not material, as internal legal counsel was utilized for this acquisition.

The IFS acquisition was accounted for using the acquisition method and, accordingly, the financial information of IFS has been included in the Company’s condensed consolidated financial statements from January 1, 2010. The fair value of the consideration exceeded the fair market value of identifiable net tangible assets by $954,000, $409,000 of which has been recorded as goodwill, $955,000 of which has been recorded as other intangible assets, and $410,000 of which has been recorded as noncontrolling interest.  The valuation techniques used to measure the fair value of the noncontrolling interest include income and market-guideline public company approaches.  Goodwill is measured as the excess of the cash consideration over fair value of net assets acquired, including identifiable intangible assets, including $40,000 for assembled workforce. Goodwill represents the value expected from the synergies and economies of scale created from combining the IFS asset wealth business with our full-service firm.  All of the goodwill associated with the IFS acquisition is expected to be deductible for tax purposes.  The acquisition was conducted in an arm’s length transaction to expand the Company’s high net worth business.

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

The initial consideration for the Global purchase was $18.0 million, of which $15.0 million was paid in cash and $3.0 million was paid in shares of SMHG common stock, with a fair value on acquisition date of $2.4 million, including a discount for a twelve month lock-up period on the stock issued.  The initial consideration is subject to upward adjustment by a maximum amount of $4.5 million based on Global achieving adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in 2011 and/or 2012 in excess of $5.0 million, and further upward adjustment based on the compounded annual growth rate of Global’s EBITDA achieved in 2012, 2013, and 2014, for a maximum of $9.6 million if the top tier thresholds are achieved.  The fair value of the earn out and the compounded annual growth rate (“CAGR”) future consideration is $7.9 million at March 31, 2011, and is recorded as a liability in the Company’s Condensed Consolidated Balance Sheets.  The total fair value of consideration was $25.3 million, which exceeded the fair value of the net assets acquired.

Consideration paid:
Cash consideration	$15,000
Equity consideration	2,399
Earnout and CAGR future consideration	7,928
Total consideration paid	$25,327

Recognized assets and liabilities:
Cash and cash equivalents	$844
Receivables, net	1,017
Deposits with clearing organizations	1,000
Furniture, equipment and leasehold improvements, net	347
Other intangible assets, net	32,331
Accounts payable and accrued liabilities	(1,788)
Total identifiable net assets	$33,751

Goodwill	$10,812

Noncontrolling interest	$(19,236)

The valuation techniques used to measure the fair value of the noncontrolling interest included the income and market-guideline public company approaches.  Discounts for lack of control and marketability were applied to determine fair value.

In addition to the net assets acquired, an indemnification asset was recognized as of December 31, 2010 for the indemnification of SMHG for uncertain tax liability payments that resulted from tax years before 2010. An asset in the amount of $282,000 was recorded, in the same amount of the corresponding uncertain tax liability recorded by Global as of December 31, 2010, and is included in “Receivables, net.”  Goodwill including $1.4 million for assembled workforce represents the value expected from the synergies and economies of scale created from combining Global’s broker-dealer and advisory businesses with our full-service firm.   All of the goodwill associated with the Global acquisition is expected to be deductible for tax purposes.  The acquisition was conducted in an arm’s length transaction to expand the Company’s high net worth business.  The Global acquisition was accounted for using the acquisition method and, accordingly, the financial information of Global has been included in the Company’s condensed consolidated financial statements from December 31, 2010.  The pro forma combined historical results as if the Global acquisition had been included in operations commencing January 1, 2010 are as follows (unaudited):

	Three Months Ended
	March 31,
	2011	2010
	(in thousands, except per share amounts)

Total revenue	$43,414	$47,649
Net income attributable to
Sanders Morris Harris Group Inc.	2,839	1,842
Earnings per common share:
Basic	$0.10	$0.06
Diluted	$0.10	$0.06

Dispositions

In March 2010, the Company entered into an agreement with the principals of CCH pursuant to which we agreed to contribute certain of the assets, properties, and other rights pertaining to CCH, including the prime brokerage, research and capital markets, fund accounting and administration, and research library businesses to Concept Capital Markets, LLC (“CCM”) and Concept Capital Administration, LLC (“CCAdmin”), two new entities formed by the principals of Concept.    The Washington Research Group of Concept was sold during the fourth quarter of 2010 prior to the spin-off of Concept. The operations of the first quarter of 2010 of the Washington Research Group have been reclassified to discontinued operations and were previously within the “Prime Brokerage Services” segment.  The Company has retained a 24% capital interest and 43.48% profit and loss interest in CCH, the parent company of CCM, and a 43.48% member interest in CCAdmin after the disposition on December 31, 2010. The terms of the transaction provide generally that the Company retains 50% of the cash and cash equivalents and net security positions held by CCH at closing.  Current members of management of CCH retained the remaining interests in the new entities.  Due to the amount of ownership retained in CCH, remaining operations are included within continuing operations for the three months ended March 31, 2011.

The spin-off transaction closed on December 31, 2010, following approval by the Financial Industry Regulatory Authority (“FINRA”) of a new member application by CCM and a continuing membership application by the Company.  In addition to the capital and profits interests in CCM and CCAdmin, the Company on (a) March 1, 2010, purchased from CCH, a wholly-owned subsidiary of Concept Partners, LLC at its face value, a note in the principal amount of $1.2 million and (b) on December 31, 2010, purchased from CCH a second note in the principal amount of $500,000 and (c) on March 22, 2011, funded an additional $1.5 million on the second note, with an additional $2.5 million committed, generally equal to 50% of the sum of cash and cash equivalents and net security positions of CCH on December 31, 2010.  The loss on the contribution of CCH’s assets was $1.2 million and was recorded during the fourth quarter of 2010.  An additional loss was recorded during the first quarter of 2011 in the amount of $255,000, related to the discount on the additional $1.5 million, funded on March 22, 2011, which is included in “Other general and administrative” in the Condensed Consolidated Statements of Operations.  The discount on the note was recorded since the interest on the note is less than a market rate for similar debt.

3.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
		Sold, Not Yet		Sold, Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Marketable:
Corporate stocks and options	$14,780	$14,009	$13,325	$10,242
Warrants	170	73	-	-
Corporate bond	166	-	494	-
Total marketable	15,116	14,082	13,819	10,242
Not readily marketable:
Limited partnerships-consolidated
management companies	6,176	-	4,459	-
Limited partnerships-other	18,668	-	19,964	-
Warrants	1,945	-	1,767	-
Corporate bond	356	-	356	-
Corporate stocks and options	1,425	-	1,326	-
Total not readily marketable	28,570	-	27,872	-
Total	$43,686	$14,082	$41,691	$10,242

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 or other applicable securities acts, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company.  Not readily marketable securities consist of investments in limited partnerships, stocks, options, warrants and a bond. The Company is restricted from exiting their investments in limited partnerships-consolidated management companies (“private investment limited partnerships”) prior to dissolution of the partnership; however, limited partners can sell their interest in the private investment limited partnerships to qualified investors. The Company does not intend to exit the private investment limited partnerships until dissolution.  The Company expects to receive its interests in the private investment limited partnerships over the remaining one to ten year life of the private investment limited partnerships.  Unfunded commitments in the private investment limited partnerships were $321,000 as of March 31, 2011.  In accordance with FASB ASC Topic 323, Investments – Equity Method and Joint Ventures, direct investments in limited partnerships are accounted for using the equity method which approximates fair value.  Proprietary investments in limited partnerships held by the Company’s broker-dealer subsidiary are accounted for at fair value.    Investments in limited partnerships – other principally consists of an investment in PTC Houston Management, L.P. (“PTC”), CCM and Madison.

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

The following table sets forth by level within the fair value hierarchy securities owned and securities sold, not yet purchased as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Securities owned:
Corporate stocks and options	$14,081	$1,093	$130	$15,304
Corporate bonds	-	166	356	522
Limited partnerships-consolidated
management companies	-	-	6,176	6,176
Limited partnerships-other	-	-	18,466	18,466
Warrants	-	2,108	7	2,115
Total securities owned	$14,081	$3,367	$25,135	$42,583

Securities sold, not yet purchased:
Corporate stocks and options	$13,983	$26	$-	$14,009
Warrants	-	73	-	73
Total securities sold, not yet purchased	$13,983	$99	$-	$14,082

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 securities owned for the three months ended March 31, 2011:

	Limited Partnerships
	Consolidated	Limited
	Management	Partnerships		Stocks and
	Companies	Other	Warrants	Options	Bond	Total
	(in thousands)

Balance, beginning of period	$4,459	$19,686	$11	$142	$356	$24,654
Unrealized gains (losses) relating
to securities still held at
the reporting date	2,646	380	(4)	(12)	-	3,010
Sales	(929)	(1,600)	-	-	-	(2,529)
Balance, end of period	$6,176	$18,466	$7	$130	$356	$25,135

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no significant transfers into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2011.

Net unrealized gains (losses) for Level 3 securities owned are a component of “Principal transactions” and “Equity in income of limited partnerships” in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended
	March 31, 2011
		Equity in Income
	Principal	of Limited
	Transactions	Partnerships
	(in thousands)

Unrealized gains (losses) relating
to securities still held at the
reporting date	$(52)	$3,062

At March 31, 2011, the Company had $203,000 and $900,000 in securities owned that are valued using the equity method and at cost basis, respectively.  The fair value of these investments has not been estimated since there are no events or changes in circumstances that may have a significant adverse effect on the fair value, and it is not practicable to estimate the fair value of these investments.

4.	RECEIVABLES, NET

	March 31,	December 31,
	2011	2010
	(in thousands)
Notes Receivable:
Nonaffiliates	$4,852	$4,791
Employees and executives	1,816	2,090
Other affiliates	10,992	9,757
Receivables from affiliated limited partnerships	27	73
Receivables from other affiliates	5,921	6,892
Receivable from Endowment Advisers	59,878	60,978
Receivables from broker-dealers	9,340	403
Receivables from customers	25,464	25,380
Current tax receivable	2,126	4,387
Allowances for bad debts	(1,766)	(1,983)
Receivables, net	$118,650	$112,768

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

Notes receivable from employees and executives primarily consist of noninterest bearing loans provided to certain executives and employees of the Company to induce the employees and executives to affiliate with the Company.  The notes typically are forgiven over a one to six year period and have tiered maturities from 2011 through 2016 and are structured to be incentives for the employees to remain at the Company.  As each maturity date is reached, a portion of the notes is forgiven if the employee remains employed by the Company.  If employment is terminated, the remaining unforgiven balance is due and payable by the former employee.  Such forgiveness is recorded as “Employee compensation and benefits” in the Condensed Consolidated Statements of Operations.

CCH issued two uncollateralized notes during 2010 and another in March 2011, in connection with the Concept transaction.  See “Note 2 – Acquisitions and Dispositions.”  These notes bear a fixed interest rate at the applicable federal rate for instruments with a term of over ten years provided under Section 1274(d) of the Internal Revenue Code of 1986 on the closing date of December 31, 2010.  A discount on the notes purchased in 2010 was recorded in the amount of $282,000 at December 31, 2010, and a discount on the amount funded in 2011 was recorded in the amount of $255,000 based on the difference in market interest rates at the date of issuance and the stated rate of interest on the notes.  The discount is recorded as a loss on contribution of Concept’s assets, as part of the disposition.  The principal balance on the notes is due in full on the maturiry date of December 31, 2020.

Notes receivable from other affiliates primarily consist of an $8.0 million uncollateralized note issued by Madison to the Company in connection with the spin-off of Madison in 2009.  This note bears interest at 6% and the principal balance is due in full on the maturity date of December 9, 2019.  In March 2011, the Company purchased from Madison $1.1 million of customer receivables earned by Madison in connection with underwriting activities.  The purchase was accounted for as a secured borrowing, due to the nature of the purchase agreement.  Upon receipt of the $1.1 million receivable, $75,000 is due from Madison, in addition to the principal balance of the note, as an interest charge for the note receivable.

The Company has two notes receivable on nonaccrual status in the amount of $1.2 million as of March 31, 2011, due to nonpayment on the notes.  One note in the amount of $920,000 does not have an allowance as of March 31, 2011.  Although management believes the interest is not recoverable, the loan principal appears to be collectible as of March 31, 2011 and as such the note is carried at its net realizable value.  The other note receivable on nonaccrual status in the amount of $233,000 as of March 31, 2011, is fully reserved within the allowance for doubtful accounts. Accounts over 90 days past due are monitored at least quarterly by management.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill and other intangible assets were as follows:

	Three Months Ended March 31, 2011
			Amortizable Intangible Assets:			Total Other
			Covenants Not	Customer		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Subtotal	Assets
	(in thousands)

Balance, beginning of period	$84,713	$26,636	$4,814	$32,254	$37,068	$63,704
Goodwill adjustment	(37)
Amortization of other
intangible assets		-	(341)	(723)	(1,064)	(1,064)
Balance, end of period	$84,676	$26,636	$4,473	$31,531	$36,004	$62,640

Other intangible assets consist primarily of customer relationships and trade names acquired in business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually, as of April 30, or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized on a straight line basis over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  Other intangible assets are tested for impairment by comparing expected future cash flows to the carrying amount of the intangible assets.

As of March 31, 2011, the remaining weighted-average amortization period was 3.36 years for covenants not to compete and 11.02 years for customer relationships included in the table above.

The following table shows estimated future amortization expense related to these intangible assets (in thousands):

2011	$3,194
2012	4,236
2013	4,232
2014	3,632
2015	2,919
Thereafter	17,791

6.	BORROWINGS

In May 2009, the Company borrowed $25.0 million under a credit agreement with a bank.  The maturity date was October 31, 2012, and included interest at the greater of the prime rate or 5%.  Principal of $1.8 million plus interest was payable quarterly.   The credit agreement was amended and restated on December 31, 2010 to extend the maturity date to December 31, 2014, with the same loan commitment of $25.0 million and the same interest rate of the greater of prime rate or 5%.  Principal of $1.5 million plus interest is due quarterly.  The additional proceeds of the loan of $11.9 million were used to complete the Global acquisition.  The credit agreement is secured by substantially all of the assets of the Company, other than the assets of SMH and GFS BD.  The credit agreement contains various covenants customary for transactions of this type including the requirement that the Company maintain minimum financial ratios, net worth, liquid assets, and cash balances, as well as minimum assets under management, and meet monthly, quarterly, and annual reporting requirements.  The credit agreement also contains covenants that restrict the ability of the Company, among other things, to incur indebtedness, pay dividends or distributions, make capital expenditures and other restricted payments, including investments, and consummate asset sales.  At March 31, 2011, the Company was in compliance with all covenants.

7.	INCOME TAXES

The difference between the effective tax rate reflected in the income tax provision from continuing operations attributable to the Company and the statutory federal rate is analyzed as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Expected federal tax at statutory rate of 34%	$1,716	$1,463
State and other income taxes	376	212
Total	$2,092	$1,675

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

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examination by the taxing authorities for years before 2007.  The Company files in several state tax jurisdictions.  The Company is no longer subject to state income tax examination by the taxing authorities for years before 2007.  There have been no changes in the Company’s uncertain tax position that was recorded in connection with the acquisition of Global on December 31, 2010.

8.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has three types of stock-based compensation awards:  (1) stock options, (2) restricted common stock and (3) restricted stock units.

The following table sets forth pertinent information regarding stock option transactions for the three months ended March 31, 2011:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2011	360,000	$12.40
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding at March 31, 2011	360,000	12.40

Options exercisable at March 31, 2011	360,000	12.40

During the three months ended March 31, 2010, 9,000 options were exercised for which the Company received proceeds of $41,000.  No options were exercised during the three months ended March 31, 2011.  The Company did not recognize pretax compensation expense, during the three months ended March 31, 2011 and 2010, related to stock options as all of the options are fully vested.  There was no unrecognized stock-based compensation expense related to stock options at March 31, 2011 and 2010.

The following table summarizes certain information related to restricted common stock grants at March 31, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2011	291,365	$7.53

Nonvested at March 31, 2011	244,895	6.93

For the three months ended March 31, 2011:

Granted	44,075	6.84

Vested	90,545	8.81

Forfeited	-	-

The Company recognized pretax compensation expense of $239,000 and $592,000 during the three months ended March 31, 2011 and 2010, respectively, related to its restricted common stock plan.  At March 31, 2011, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock was $943,000 and is expected to be recognized over the next 4.75 years.

In 2010, a new executive and key manager incentive stock unit plan was adopted, effective January 1, 2010.  In calculating the value of an award, the value of each restricted stock unit is equal to the closing price of a share of stock on the last trading day on the date of grant.  A participant in the plan has no rights as a stockholder of the Company, no dividend rights and no voting rights with respect to the restricted stock units.  No adjustments will be made to any outstanding awards for cash dividends paid on shares during or after the performance period, in which they are earned.  Awards vest and become non-forfeitable over a three year-period.

Upon the vesting date, or payment date of the restricted stock unit awards, at the Company’s option they can be paid in either (a) in a lump sum cash payment equal in the aggregate to the fair market value of a share on the payment date multiplied by the number of such restricted stock units that become nonforfeitable upon that payment date or (b) by the Company delivering to the participant a number of common shares equal to the number of restricted stock units that become non-forfeitable upon that payment date.

The following table summarizes certain information related to restricted stock unit grants at March 31, 2011:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at January 1, 2011	-	$-

Nonvested at March 31, 2011	322,992	6.98

For the three months ended March 31, 2011:

Granted (Restricted stock units)	430,659	6.98

Vested (Units converted to common shares)	107,667	6.98

The Company recognized pretax compensation expense of $261,000 and $340,000 during the three months ended March 31, 2011 and 2010, respectively related to its restricted stock unit plan.  At March 31, 2011, total unrecognized compensation cost, related to nonvested restricted stock units was $1.5 million and is expected to be recognized over the next 2.9 years.

9.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock. On May 27, 2010, the Company’s board of directors approved the repurchase of up to another 1,000,000 shares of the Company’s common stock, subject to a maximum expenditure of $2.5 million under the credit agreement.  Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices.  Such repurchases are accounted for using the cost method.  The Company repurchased 70,752 shares of its common stock at an average price of $7.14 per share during the three months ended March 31, 2011, related to this program.

10.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations for the periods indicated were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)

Income from continuing operations, net of income taxes	$2,954	$2,627
Loss from discontinued operations, net of income taxes	(115)	(792)
Net income attributable to the Company	$2,839	$1,835

Basic earnings (loss) per common share:
Continuing operations	$0.10	$0.09
Discontinued operations	-	(0.03)
Net earnings	$0.10	$0.06

Diluted earnings (loss) per common share:
Continuing operations	$0.10	$0.09
Discontinued operations	-	(0.03)
Net earnings	$0.10	$0.06

Weighted average number of common
shares outstanding:
Basic	29,168	29,915
Potential dilutive effect of stock-based awards	762	5
Diluted	29,930	29,920

Outstanding stock options of 305,000 and 365,000 for the three months ended March 31, 2011 and 2010, respectively, have not been included in diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.  Warrants outstanding at March 31, 2011, to purchase shares of common stock in an aggregate value of up to $7.5 million at an exercise price of $5.75 per common share have been included in diluted earnings per common share for the three months ended March 31, 2011.  Warrants outstanding at March 31, 2010, have not been included in diluted earnings per common share because to do so would have been anti-dilutive for the period.  The warrants expire in December 2019. Participating restricted common stock is included in the basic and diluted shares.  Restricted stock units are nonparticipating; therefore, they are included in the diluted weighted average number of common shares only.

11.	COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $250,000, $245,000, $230,000, $230,000, and $48,000 to the owners of five of the offices that we lease to secure payment of our lease obligations for those facilities.

The Company has uncommitted financing arrangements with clearing brokers that finance our customer accounts, certain broker-dealer balances, and firm trading positions.  Although these customer accounts and broker-dealer balances are not reflected on the Condensed Consolidated Balance Sheets for financial reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore retains risk on these accounts.  The Company is required to maintain certain cash or securities on deposit with our clearing brokers.

Many aspects of our business involve substantial risks of liability. In the normal course of business, we have been and in the future may be named as a defendant in lawsuits and arbitration proceedings involving claims for damages, relating to our activities as a broker-dealer or investment adviser, as an employer, and as a result of other business activities.  We are also involved in regulatory investigations arising out of the conduct of our business.  There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our consolidated financial position, results of operations, and cash flows. In addition to claims for damages and monetary sanctions that may be made against us, we incur substantial costs in investigating and defending claims and regulatory matters.

On March 3, 2011, a former customer filed an arbitration proceeding against SMH before FINRA’s Dispute Resolution Center claiming that an SMH employee made unsuitable investment recommendations to the customer, breached his fiduciary duty to the customer, misused margin, and that SMH failed to supervise the employee handling the customer’s account. The customer made a claim for damages in excess of $1.2 million. The Company notified the underwriter of its Securities Broker/Dealer Professional Liability Insurance of the claim, which is investigating the claim. If the claim is covered by insurance, SMH’s liability (including defense costs) will be limited to $50,000. While SMH believes it has meritorious defenses against the suit and that the suit should be covered by insurance, the ultimate resolution of the matter, which is expected to occur within one year, could result in a loss of up to $1.2 million in excess of the amount accrued.

In July 2008, the Dallas regional office of FINRA conducted a routine examination of SMH’s broker-dealer activities.  SMH received an examination report on December 31, 2008, which identified a number of deficiencies in SMH’s operations.  In April 2009, SMH resolved half of the deficiencies noted through a compliance conference procedure. On October 5, 2010, SMH received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against SMH and two former employees based on alleged violations of certain federal securities laws and FINRA rules based on the deficiencies identified in the 2008 examination. Counsel for SMH and the former employees have reached an agreement in principle with the Dallas regional office of FINRA to resolve the matter. While the agreement must be finalized, we do not believe it will have a material adverse impact on SMH or the Company.

The Company is a defendant in certain litigation incidental to its securities and underwriting business.  The Company accounts for litigation losses in accordance with FASB ASC No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. A contingent liability of approximately $422,000 has been recorded at March 31, 2011, for these proceedings and exposures. This contingent liability represents management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies.” Loss contingencies do not include the costs of investigating and defending claims.

The Company and its subsidiaries have obligations under operating leases that expire through 2021 with initial noncancelable terms in excess of one year.

12.	BUSINESS SEGMENT INFORMATION

The Company has two operating segments, Mass Affluent and Other Wealth Management and one non-operating segment, Corporate Support and Other. The business segments are based upon factors such as the services provided and distribution channels served. Certain services are provided to customers through more than one of our business segments.

In December 2009, the Company completed the sale of its Capital Markets businesses which consisted of our investment banking, and most of our New York institutional trading, sales, and research businesses (excluding The Juda Group and Concept).  As a result of this transaction, management realigned its reportable segments to reflect its remaining operations and the Capital Markets segment was renamed the Institutional Services segment.  Prior period amounts were reclassified to reflect the new reportable segments.  Concept was spun-off in December 2010, and the segments were further realigned to reflect the remaining operations of the business. The wealth management segment was separated into two segments, which reflects the internal reporting that executive management reviews and uses for budgeting purposes.  In addition, The Juda Group, our sole remaining business within the institutional services business after the spin-off of Concept is now aggregated in the Other Wealth Management segment.

The Mass Affluent segment consists of the Edelman entities that provide investment advisory services, wealth and investment management, and financial planning services to individual clients.  It primarily earns advisory fee revenue based on the amount of client assets under management.

The Other Wealth Management segment includes the branch offices of SMH and Global—full service broker/dealers serving the investment management needs of high-net-worth investors in North and South America—as well as affiliated wealth managers and registered investment advisors (RIAs) wholly or partially owned by the Company.  The Other Wealth Management businesses primarily earns commission revenue from the sale of equity, fixed income, mutual fund, and annuity products. In addition, performance fees may be earned for exceeding performance benchmarks for the investment portfolios in the limited partnerships that we manage.  The Other Wealth Management segment also earns revenue from net interest on customers’ margin loan and credit account balances and sales credits from the distribution of syndicate products.  Institutional trading and sales provided by The Juda Group is also included in Other Wealth Management.

The Prime Brokerage Services division of the Institutional Services segment generally provided trade execution, clearing and custody services mainly through Goldman Sachs, and other back-office services to hedge funds and other professional traders. Prime broker revenue consisted of commissions and principal credits earned on equity and fixed income transactions, interest income from securities lending services to customers, and net interest on customers’ margin loan and credit account balances.  These services in 2010 were provided through Concept, which was largely disposed of during the fourth quarter of 2010.

The Corporate Support and Other segment includes realized and unrealized gains and losses on the Company’s investment portfolios, and interest and dividends earned on our cash and securities positions. Unallocated corporate revenue and expenses are included in Corporate Support and Other.  Revenues from sports representation and management services performed by SSG are included in Corporate Support and Other.

The following summarizes certain financial information of each reportable business segment for the three months ended March 31, 2011, and 2010, respectively.  SMHG does not analyze asset information in all business segments.

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Revenue:
Mass Affluent	$21,206	$16,869
Other Wealth Management	22,155	14,959
Wealth Management Total	43,361	31,828
Prime Brokerage Services	-	9,521
Corporate Support and Other	53	2,223
Total	$43,414	$43,572

Income from continuing operations before equity in income (loss)
of limited partnerships and income taxes:
Mass Affluent	$4,780	$3,885
Other Wealth Management	6,322	4,520
Wealth Management Total	11,102	8,405
Prime Brokerage Services	-	486
Corporate Support and Other	(6,168)	(6,604)
Total	$4,934	$2,287

Equity in income of limited partnerships:
Mass Affluent	$-	$-
Other Wealth Management	2,617	720
Wealth Management Total	2,617	720
Prime Brokerage Services	-	-
Corporate Support and Other	558	2,506
Total	$3,175	$3,226

Income (loss) from continuing operations before income taxes:
Mass Affluent	$4,780	$3,885
Other Wealth Management	8,939	5,240
Wealth Management Total	13,719	9,125
Prime Brokerage Services	-	486
Corporate Support and Other	(5,610)	(4,098)
Total	$8,109	$5,513

Net income attributable to the noncontrolling interest:
Mass Affluent	$(1,147)	$(933)
Other Wealth Management	(2,464)	(505)
Wealth Management and Institutional Services Total	(3,611)	(1,438)
Prime Brokerage Services	-	-
Corporate Support and Other	548	227
Total	$(3,063)	$(1,211)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Cash paid for income taxes, net	$71	$313
Cash paid for interest	52	234
Noncash investing activities:
Cumulative effect of adoption of a new accounting principle	-	560
Noncash financing activities:
Increase in dividends declared not yet paid	2	2

14.	RELATED PARTY TRANSACTIONS

During 2001, SMH formed PTC to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston.    The Company’s investment in PTC was recorded at $10.6 million as of March 31, 2011.    During the first quarter of 2011, the Company recorded fees of $284,000, included in “Investment advisory and related services” on the Condensed Consolidated Statements of Operations.  No such fee was recorded for the first quarter of 2010. The Company also recorded an unrealized gain from the increase in the fair value of its investment in PTC of $705,000 and $2.5 million during the first quarter of 2011 and 2010. The unrealized gains are included in “Equity in income of limited partnerships” on the Condensed Consolidated Statements of Operations.

The Company owns controlling interests in several limited liability companies that act as the general partners in several private investment limited partnerships.  The Partnerships pay management fees to the general partners. Certain officers of SMH serve on the boards of directors of entities in which the Partnerships invest.  In addition, SMH has served, and may in the future serve, as the placement agent advisor, offering manager, or underwriter for companies in which the Partnerships invest.  Management fees paid by the management companies of the private investment limited partnerships are included in the revenue caption “Investment advisory and related services” on the Condensed Consolidated Statements of Operations. See “Note 3 – Securities owned and Securities Sold, Not yet Purchased.”  The management fees paid were $718,000 and $840,000 for the three months ended March 31, 2011 and 2010.

See “Note 4 – Receivables, net ” for related party notes receivable.

15.	DISCONTINUED OPERATIONS

        During the first quarter of 2009, SMH closed three retail offices.  This decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  The results of operations for these offices have been reclassified as discontinued operations for all periods presented.

        During the fourth quarter of 2010, the Company sold the assets of the Washington Research Group, a division of Concept.  The results of operations for the Washington Research Group have been reclassified as discontinued operations for the three months ended March 31, 2010.

A summary of selected financial information of discontinued operations is as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Operating activities:
Revenue	$7	$3,684
Expenses	196	4,983
Loss from discontinued operations before income taxes	(189)	(1,299)
Benefit for income taxes	(74)	(507)
Loss from discontinued operations, net of income taxes	$(115)	$(792)

Major classes of assets and liabilities of the offices accounted for as discontinued operations in the accompanying Condensed Consolidated Balance Sheets at March 31, 2011, and December 31, 2010, were as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)

Furniture, equipment, and leasehold improvements, net	$99	$114
Total assets of discontinued operations	$99	$114
Accounts payable and accrued liabilities	$32	$43
Total liabilities of discontinued operations	$32	$43

16.	SUBSEQUENT EVENTS

In April 2011, a waiver from the bank was obtained to approve the repurchase of another $2.5 million of treasury shares.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. We caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for our services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where we do business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of our trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for our services; and (12) litigation and securities law liabilities. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.  The Company does not undertake to publicly update or revise any forward-looking statements.

The following discussion should be read in conjunction with the condensed consolidated financial statements and their related notes.

Overview

The Company is a holding company that, through its subsidiaries and affiliates, provides wealth management and institutional services to a large and diversified group of clients and customers, including individuals, corporations, and financial institutions in North and South America. A summary of these services follows:

Our Mass Affluent segment provides investment advisory services, wealth and investment management, and financial planning services to individual clients in North America.  It primarily earns advisory fee revenue based on the amount of client assets under management.

Our Other Wealth Management segment provides investment management services to primarily high net worth individuals in North and South America and institutions, through the branch offices of SMH and Global full service broker/dealers, as well as affiliated wealth managers and registered investment advisors (RIAs) wholly or partially owned by the Company. The services provided include investment strategies and alternatives, tax efficient estate and financial planning, trusts, and agent/fiduciary investment management services throughout their financial life cycle, as well as private client brokerage services. In addition, we provide specialized wealth management products and services in specific investment styles to individuals, corporations, and institutions both through internal marketing efforts and externally through formal sub-advisory relationships and other distribution arrangements with third parties.

Our Institutional Services segment provided institutional equity brokerage and prime brokerage services to institutional clients, and third party management of a portion of our assets.  The institutional equity brokerage services provided by The Juda Group have been aggregated with the Other Wealth Management segment.

Prime Brokerage Services provided trade execution, clearing, bookkeeping, reporting, custodial, securities borrowing, financing, research, and fund raising to hedge fund clients.  The Company maintained a small number of asset management accounts on behalf of individual asset managers through this division.  These services in 2010 were provided by Concept, which was largely disposed of during the fourth quarter of 2010.

We are exposed to volatility and trends in the general securities market and the economy.  However, during the second quarter of 2009, the market began to improve from the 2008 economic recession, and client assets have recovered resulting in, among other things, higher advisory fee and commission revenues.  While many economists believe the recession ended some time during the first quarter of fiscal 2010, there is no guarantee that conditions will not worsen again.  All of these factors have had an impact on our operations.  Client assets were as follows:

Client Assets (1)
(in millions)

December 31, 2009	11,273
March 31, 2010	11,904
June 30, 2010	11,085
September 31, 2010	12,072
December 31, 2010	17,106
March 31, 2011	18,168

(1) Client assets include the gross value of assets under management directly or via outside managers and assets held in brokerage accounts for clients by outside clearing firms.

Client assets increased by $1.1 billion during the first quarter of 2011, of which $769.0 million was due to market appreciation and net inflows of $293.0 million.   The Company’s 4.5% market-related increase in client assets compares with a 5.92% increase in the S&P 500 and a 3.7% increase in a 60/40 portfolio.

	Three Months Ended March 31,
	2011	2010
	(in millions)

Client assets at January 1	$17,106	$11,273
Inflows:
Asset inflows	1,234	794
Total asset inflows	1,234	794

Outflows:
Asset outflows	(941)	(475)
Closed Businesses	-	(25)
Total asset outflows	(941)	(500)

Net inflows	293	294

Market appreciation	769	337
Net change	1,062	631
Client assets at March 31	$18,168	$11,904

Growth Strategy

Our expansion of Edelman offices continues as planned.  Eight new branches were added in 2010 in metropolitan New York, greater Washington, D.C., Chicago and South Florida, and four branches have been added in 2011 in Boston, Detroit and Richmond.  Additional offices are planned for the Columbus, Detroit, Hartford, Los Angeles, Phoenix and San Francisco during 2011.

The expansion of Edelman offices in 2009 and 2010, along with the marketing efforts of the Edelman entities, has created more investor awareness of, and respect for, the Edelman brand.  In addition to  Ric Edelman’s radio show and best-selling books, a new weekly television series, The Truth About Money with Ric Edelman, will air on more than 200 public television stations across the country.  Based on these marketing efforts and surveys conducted for the Company by Opinion Research Corporation, which showed that the Edelman brand is well known and highly regarded, we plan to change our name to “The Edelman Financial Group”, subject to shareholder approval  at our annual meeting in May 2011.  In addition, our plans are for Ric Edelman to become Co-Chief Executive Officer following the annual meeting and sole Chief Executive in May 2012.  George Ball will continue as Chairman of the Board.

In addition, the Company plans to further build on the Edelman expansion success by seeking to acquire other high-caliber practices.  Initiatives to attract new broker-dealers and advisors who we feel add to the success and profitability of the Company are also underway.  The Company is also working to attract new clients and assets to existing businesses and has planned a significant marketing initiative for the current year.

 Having divested the Company of the primary capital markets units that did not complement our concentration on wealth management; we are well aligned for expansion.  The sale of non-core businesses continues to provide income that keeps the Company well capitalized and poised for continued growth through acquisitions and expansion of Edelman offices.

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile over the past few years.  As of March 31, 2011, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average, the Standard & Poor’s 500 Index and the NASDAQ Composite Index up.  Despite the rally in the markets in the first quarter of 2010, the economic environment is challenging with the national unemployment rate at approximately 9.8% at March 31, 2011, a decrease from the high of 10% at the end of December 2009.  The Federal Reserve Board reduced the federal funds target rate to 0 – 0.25% on December 16, 2008, and has not yet begun increasing rates.  Most economists do not expect the federal funds rate to increase significantly during 2011.

Investors initially responded to the volatile markets with a flight to quality which, in turn, reduced yields on short-term U.S. treasury securities and produced a dramatic reduction in commercial paper issuance.  Investors are slowly moving back to high yielding investments, but this has been a slow progression.

The disruptions and developments in the general economy and the credit markets over the past few years have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law on July 21, 2010.  The Act, among other things, established a Financial Stability Oversight Council and a Consumer Financial Protection Bureau whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers.  Additional regulations will be issued to implement the Act over the next few years.

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the first quarter of 2011, compensation and benefits represented 68.0% of total expenses and 60.3% of total revenue, compared to 64.5% of total expenses and 61.1% of total revenue during the first quarter of 2010.  The increase in compensation and benefits as a percentage of expenses, is principally due to the addition of personnel to enable the expansion of Edelman. The decrease in compensation and benefits as a percentage of revenue is principally due to the disposal of Concept.

Floor brokerage, exchange, and clearance fees include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business.  The Company clears its transactions through several clearing firms, including Pershing, an affiliate of The Bank of New York Mellon, Goldman Sachs Execution & Clearing, L.P., First Clearing Corporation, T.D. Ameritrade, and J.P. Morgan Clearing Corp.

Other expenses include (1) communications and data processing expenses, such as third-party systems, data, and software providers, (2) occupancy expenses, such as rent and utility charges for facilities, (3) interest expense, (4) amortization of other intangible assets, and (5) other general and administrative expenses.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Edelman opened two new offices during the three months ended March 31, 2010, five new offices during the three months ended June 30, 2010, and one additional office during the three months ended September 30, 2010.  Four new offices were opened during the three months ended March 31, 2011.

Total revenue was $43.4 million for the first quarter of 2011 and $43.6 million for the first quarter of 2010, primarily reflecting increases of $5.6 million in investment advisory and related services revenue. The increase is offset by decreases of $1.0 million in commission revenue, $562,000 in interest and dividends due to less interest income on the Salient note, and a decrease in principal transactions revenue of $3.5 million.  Total expenses for the first quarter of 2011 decreased $2.8 million or 6.8%, to $38.5 million from $41.3 million in the same quarter of the previous year principally due to a decrease in compensation expense and occupancy expense related to the disposal of Concept in the fourth quarter of 2010.  The decrease in compensation expense was partially offset by increased amortization expense of $619,000 due to the Global acquisition.  Income from continuing operations, net of income taxes, was $6.0 million, or $0.10 per diluted common share, for the first quarter of 2011 compared to $3.8 million, or $0.09 per diluted common share, for the first quarter of 2010.

Revenue from investment advisory and related services increased to $27.6 million in the first quarter of 2011 from $21.9 million in the same quarter of 2010 as a result of an increase in client assets.  Commission revenue decreased to $7.4 million in the first quarter of 2011 from $8.5 million for the same period in 2010 as a result of a decrease in trading volume in the Prime Brokerage Services segment.  Investment banking revenue, consisting of sales credits from our participation in syndicate transactions, was $1.1 million in the first quarter of 2011 and $1.5 million in the first quarter of 2010, reflecting a decrease in the volume of investment banking business, in which SMH participates.  Principal transactions revenue decreased from $6.9 million for the first quarter of 2010 to $3.4 million for the first quarter of 2011 as the result of the disposal of Concept.  Other income decreased from $2.0 million during the first quarter of 2010 to $1.7 million during the same period in 2011 reflecting an increase in other income from the Global acquisition, which increased other income an additional $244,000 during the first quarter of 2011.

During the three months ended March 31, 2011, employee compensation and benefits decreased to $26.2 million from $26.6 million in the same period last year principally due to the disposal of Concept.  During the three months ended March 31, 2011, floor brokerage, exchange, and clearance fees decreased to $378,000 from $857,000 in the same period last year due to lower commission revenue from the disposal of Concept.  Communications and data processing costs decreased to $2.5 million in the first quarter of 2011 compared to $2.9 million in the same period last year, and occupancy costs decreased to $2.9 million in the first quarter of 2011 from $3.2 million in the same period last year, due to the disposal of Concept.  Interest expense increased to $601,000 for the first quarter of 2011 compared to $460,000 in the first quarter of 2010 due to an increase in our funded debt from $18.5 million at March 31, 2010, to $23.5 million at March 31, 2011.  Other general and administrative expenses decreased to $4.8 million during the first quarter of 2011 from $6.8 million in the first quarter of 2010 due to the disposal of Concept.

Our effective tax rate from continuing operations increased to 41.5% for the three months ended March 31, 2011, compared to 38.9% for the three months ended March 31, 2010, primarily due to higher state and local tax rates.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

Results by Segment

Mass Affluent

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Revenue	$21,206	$16,869

Income from continuing operations before income taxes	$4,780	$3,885

Revenue from the Mass Affluent segment increased to $21.2 million from $16.9 million and income from continuing operations before income taxes increased to $4.8 million from $3.9 million.  Edelman opened two new offices during the three months ended March 31, 2010, five new offices during the three months ended June 30, 2010, and one additional office during the three months ended September 30, 2010.  Four branches have been added in 2011 in Boston, Detroit and Richmond.  Investment advisory and related services fees increased to $20.3 million from $15.8 million, reflecting an increase in the size of our client portfolios due to improvement in the general securities market, the economy and the opening of eight new offices in 2010 and four new offices in 2011.  Total expenses increased to $16.4 million from $13.0 million due to higher employee compensation costs of $2.7 million and occupancy costs of $261,000 associated with the Edelman expansion, and the increase in revenue.

Other Wealth Management

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Revenue	$22,155	$14,959

Income from continuing operations before income taxes	$8,939	$5,240

Revenue from Other Wealth Management increased to $22.2 million in the first quarter of 2011 from $15.0 million in the first quarter of 2010.  Principal transactions revenue increased to $3.4 million in the first quarter of 2011 from $621,000 in the same period in the prior year, due to the acquisition of Global, which increased principal transactions revenue by $3.0 million.  Investment advisory and related services fees increased to $7.4 million from $6.0 million reflecting an increase in the size of our client portfolios primarily due to improvement in the general securities market and the economy.  Commissions revenue also increased from $4.0 million in the first quarter of 2010 to $6.8 million in the first quarter of 2011, due to an increase in mutual fund transactions and OTC trading transactions, reflecting an overall market improvement, as well as the acquisition of Global, which added an additional $1.4 million to commission revenue during the first quarter of 2011.  The increases in revenue in the quarter were offset by a decrease in sales credits from our participation in syndicate transactions from $1.5 million in the first quarter of 2010 to $1.1 million in the first quarter of 2011, due to a large private placement in the first quarter of 2010, in the amount of $406,000.  Total expenses increased to $15.8 million from $10.4 million due to higher employee compensation costs of $4.1 million associated with the increase in total revenue and the acquisition of Global.  Additional expenses that increased from the first quarter of 2010 to the first quarter of 2011, due to the Global acquisition were occupancy costs, which increased by $272,000 and other general and administrative costs, which increased by $760,000.  Equity in income of limited partnerships increased to $2.6 million from $720,000. The improvement in equity in income of limited partnerships is attributable to an increase in the value of the limited partnerships we manage.

Prime Brokerage Services

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Revenue	$-	$9,521

Income from continuing operations before income taxes	$-	$486

Revenue and income from continuing operations before income taxes decreased $9.5 million and $486,000 respectively, from 2010, due to the disposal of Concept at December 31, 2010.  Concept was the primary division associated with the Prime Brokerage Services segment. There was no substantial remaining activity for the Prime Brokerage Services division in 2011.

Corporate Support and Other

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Revenue	$53	$2,223

Loss from continuing operations before income taxes	$(5,610)	$(4,098)

Revenue from Corporate Support and Other decreased to $53,000 from $2.2 million, and loss from continuing operations before income taxes increased to $5.6 million from $4.1 million.  Revenue from principal transactions, which consists of changes in the values of our investment portfolios, decreased to $21,000 from $1.2 million, due to a decrease in the value of bonds held by the Company in the amount of $702,000, as well as a large investment gain recorded for the sale of an investment held by a subsidiary of the Company, in the amount of $1.2 million in the first quarter of 2010. Total expenses decreased to $7.2 million from $8.8 million due to a decrease in employee compensation costs of $1.3 million and a decrease in other general and administrative costs of $1.7 million, offset by an increase in amortization of intangibles from the Global acquisition of $619,000.

Liquidity and Capital Resources

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, including funds needed for the Edelman expansion, (3) debt repayment, and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties.  At March 31, 2011, we had $31.1 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, and marketable securities owned represented 16.2% of our total assets at the end of the first quarter of 2011.

Receivables turnover, calculated as annualized revenue divided by average receivables, was 1.5 for the three months ended March 31, 2011 and 2010.  The allowance for doubtful accounts as a percentage of receivables was 1.5% at March 31, 2011, compared to 1.7% at December 31, 2010, reflecting an improvement in the credit quality of the Company’s receivables.

For the three months ended March 31, 2011, net cash used in operations was $3.8 million versus $4.7 million net cash provided by operations during the same period in 2010.  Marketable securities owned increased by $1.1 million during the first three months of 2011, securities sold, not yet purchased increased by $3.8 million.  The change in marketable securities owned and securities sold, not yet purchased reflects the Company’s decrease of its net security positions in the first quarter.  The Company’s portfolio includes both long and short equity positions.  Our asset managers generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market and employ hedging strategies designed to insulate the net value of our portfolios from fluctuations in the general level of interest rates and equity price variances.  We finance a portion of our positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily investments in limited partnerships, were $28.5 million at March 31, 2011, compared to $27.9 million at December 31, 2010.  This increase is the result of changes in the values of our investment portfolios.  These limited partnerships typically have a ten-year life.

Capital expenditures for the first three months of 2011 were $965,000, mainly for the purchase of leasehold improvements, furniture, and computer equipment, software and internally-developed software for internal-use necessary for the Edelman expansion.

SMH is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At March 31, 2011, SMH had net capital of $3.9 million as defined, which was $2.9 million in excess of its required net capital of $1.0 million.  GFS BD had net capital of $2.2 million as defined, which was $2.1 million in excess of its required net capital of $100,000.

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

Investments in not readily marketable securities, marketable securities with insufficient trading volumes, and restricted securities are carried at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At March 31, 2011, the investment portfolio included investments totaling $28.5 million and $27.9 million as of December 31, 2010, whose values had been estimated by the Company in the absence of readily ascertainable market values.

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

Goodwill and Other Intangible Assets.   Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other .  ASC Topic 350 requires that goodwill be tested for impairment between annual test dates if an event or changing circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill and other intangible assets).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB ASC Topic 805, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Remaining amounts of goodwill at March 31, 2011 were as follows:  Edelman - $67.2 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, Leonetti - $225,000, IFS - $409,000, and Global - $10.8 million.  Future goodwill impairment tests may result in a future charge to earnings.

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

Variable Interest Entities.

We adopted accounting changes described in ASC Topic 810, Consolidation as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing whether to consolidate a variable interest entity and require ongoing reassessments for consolidation. Management revaluated the Company’s variable interest entities for consolidation or deconsolidation on a quarterly basis. Based upon management’s review of variable interest entities at March 31, 2011 there were no changes to the entities that are consolidated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the three months ended March 31, 2011, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Our financial services business is affected by general economic conditions.  Our revenue relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management.

At March 31, 2011, securities owned by the Company were $43.7 million, including $15.2 million in marketable securities, $24.8 million representing the Company’s investments in limited partnerships, and $3.7 million representing other not readily marketable securities.

We do not act as dealer, trader, or end-user of complex derivative contracts such as swaps, collars, and caps.  However, SMH does act as a dealer and trader of mortgage-derivative securities, also known as collateralized mortgage obligations (CMOs or REMICs).  Mortgage-derivative securities redistribute the risks associated with their underlying mortgage collateral by redirecting cash flows according to specific formulas or algorithms to various tranches or classes designed to meet specific investor objectives.

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

As previously reported, in July 2008, the Dallas regional office of the Financial Industry Regulatory Authority (FINRA) conducted a routine examination of SMH’s broker-dealer activities.  SMH received an examination report on December 31, 2008, which identified a number of deficiencies in SMH’s operations.  In April 2009, SMH resolved half of the deficiencies noted through a compliance conference procedure. On October 5, 2010, SMH received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against SMH and two former employees based on alleged violations of certain federal securities laws and FINRA rules based on the deficiencies identified in the 2008 examination. Counsel for SMH and the former employees have reached an agreement in principle with the Dallas regional office of FINRA to resolve the matter. While the agreement must be finalized, we do not believe it will have a material adverse impact on SMH or the Company.

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

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended March 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs
January 1 to January 31, 2011	48,946	$7.20	48,946	427,378
February 1 to February 28, 2011	7,262	7.03	7,262	420,116
March 1 to March 31, 2011	14,544	6.95	14,544	405,572

Total	70,752	$7.13	70,752	405,572

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

10.16
Amended and Restated Credit Agreement dated as of December 31, 2010, between Sanders Morris Harris Group Inc. and Prosperity Bank (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated January 4, 2011.  (File No. 000-30066), and incorporated herein by reference).

10.17
Purchase Agreement dated as of November 26, 2010, among Sanders Morris Harris Group Inc., Robert C.A. Benjamin, Gerardo A. Chapa and Ricardo Persuquia (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 29, 2010 (File No. 000-30066), and incorporated herein by reference.

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

*   Filed herewith.
†   Management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDERS MORRIS HARRIS GROUP INC.

By:	/s/ GEORGE L. BALL
George L. Ball
Chief Executive Officer

By:	/s/ RICK BERRY
Rick Berry
Chief Financial Officer

Date:    May 10, 2011