Form 10-Q
period 2011-06-30
EDELMAN FINANCIAL GROUP INC.
filed 2011-08-09
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30066

THE EDELMAN FINANCIAL GROUP INC.
(Exact name of registrant as specified in its charter)

Texas	76-0583569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 5800 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 224-3100
(Registrant’s telephone number, including area code)

SANDERS MORRIS HARRIS GROUP INC.
(Former name, if changed since last report)

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

As of August 4, 2011, the registrant had 29,154,159 outstanding shares of common stock, par value $0.01 per share.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES
(formerly, Sanders Morris Harris Group Inc.)

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES (formerly, Sanders Morris Harris Group Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 and December 31, 2010
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
Cash and cash equivalents	$38,741	$44,521
Restricted cash	754	769
Receivables from customers, net	31,150	25,143
Notes, loans and other receivables, net	73,776	87,625
Note receivable held-for-sale, net	4,375	-
Deposits with clearing organizations	1,563	2,963
Financial instruments, owned, at fair value	32,940	40,506
Other investments	1,068	1,185
Furniture, equipment, and leasehold improvements, net	11,682	11,877
Other assets and prepaid expenses	4,229	2,886
Goodwill, net	84,676	84,713
Other intangible assets, net	62,197	63,704
Total assets	$347,151	$365,892

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$39,971	$43,447
Borrowings	22,055	24,995
Deferred tax liability, net	22,655	22,850
Securities sold, not yet purchased	334	10,242
Total liabilities	85,015	101,534

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
30,762,973 and 30,544,092 shares issued, respectively	308	305
Additional paid-in capital	245,848	244,674
Accumulated deficit	(8,051)	(11,803)
Treasury stock, at cost, 1,613,814 and 1,207,193 shares, respectively	(9,674)	(6,555)
Total The Edelman Financial Group Inc. shareholders' equity	228,431	226,621
Noncontrolling interest	33,705	37,737
Total equity	262,136	264,358
Total liabilities and equity	$347,151	$365,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES (formerly, Sanders Morris Harris Group Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue:
Investment advisory and related services	$29,644	$22,943	$56,758	$44,811
Commissions	4,902	7,352	11,016	14,728
Principal transactions	3,591	4,306	7,002	10,894
Investment banking	564	909	1,659	2,391
Interest and dividends	2,732	2,589	4,948	5,369
Other income	1,393	1,326	3,037	3,328
Total revenue	42,826	39,425	84,420	81,521

Expenses:
Employee compensation and benefits	24,190	22,521	48,888	48,006
Floor brokerage, exchange, and clearance fees	238	1,185	523	1,994
Communications and data processing	2,618	2,459	4,950	5,101
Occupancy	2,819	2,879	5,537	5,882
Interest	505	463	1,108	923
Amortization of other intangible assets	1,082	445	2,147	890
Loss on note receivable held-for-sale	4,375	-	4,375	-
Other general and administrative	4,283	5,341	8,800	11,725
Total expenses	40,110	35,293	76,328	74,521

Income from continuing operations before equity in income of
limited partnerships and income taxes	2,716	4,132	8,092	7,000
Equity in income of limited partnerships	6,078	926	9,538	4,074
Income from continuing operations before income taxes	8,794	5,058	17,630	11,074
Provision for income taxes	2,426	1,529	4,802	3,400
Income from continuing operations, net of income taxes	6,368	3,529	12,828	7,674
Loss from discontinued operations,
net of income taxes of $(187), $(526), $(545) and $(1,229), respectively	(293)	(823)	(851)	(1,922)
Net income	6,075	2,706	11,977	5,752
Less: Net income attributable to the noncontrolling interest	(2,234)	(1,158)	(5,298)	(2,369)
Net income attributable to The Edelman Financial Group Inc.	$3,841	$1,548	$6,679	$3,383

Basic earnings (loss) per common share:
Continuing operations	$0.14	$0.08	$0.26	$0.18
Discontinued operations	(0.01)	(0.03)	(0.03)	(0.07)
Net earnings	$0.13	$0.05	$0.23	$0.11

Diluted earnings (loss) per common share:
Continuing operations	$0.14	$0.08	$0.25	$0.18
Discontinued operations	(0.01)	(0.03)	(0.03)	(0.07)
Net earnings	$0.13	$0.05	$0.22	$0.11

Weighted average common shares outstanding:
Basic	29,150	29,564	29,159	29,705
Diluted	30,020	29,584	29,978	29,711

Amounts attributable to The Edelman Financial Group Inc.
common shareholders:
Income from continuing operations, net of income taxes	$4,134	$2,371	$7,530	$5,305
Loss from discontinued operations, net of income taxes	(293)	(823)	(851)	(1,922)
Net income	$3,841	$1,548	$6,679	$3,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES (formerly, Sanders Morris Harris Group Inc.)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2011
(in thousands, except share and per share amounts)
(unaudited)

	Amounts	Shares

Common stock:
Balance, beginning of period	$305	30,544,092
Stock issued pursuant to stock-based compensation plans	3	218,881
Balance, end of period	308	30,762,973
Additional paid-in capital:
Balance, beginning of period	244,674
Stock issued pursuant to stock-based compensation plans; including tax benefit	957
Tax adjustment related to stock-based compensation plans	(198)
Stock-based compensation expense	415
Balance, end of period	245,848
Accumulated deficit:
Balance, beginning of period	(11,803)
Cash dividends ($0.10 per share)	(2,927)
Net income attributable to The Edelman Financial Group Inc.	6,679
Balance, end of period	(8,051)
Treasury stock:
Balance, beginning of period	(6,555)	(1,207,193)
Acquisition of treasury stock	(3,119)	(406,621)
Balance, end of period	(9,674)	(1,613,814)
Noncontrolling interest:
Balance, beginning of period	37,737
Distributions	(9,330)
Net income attributable to the noncontrolling interest	5,298
Balance, end of period	33,705
Total equity and common shares outstanding	$262,136	29,149,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES
(formerly, Sanders Morris Harris Group Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$11,977	$5,752
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	570	1
Loss on note receivable held-for-sale	4,375	-
Depreciation	1,914	2,185
Provision for bad debts	(111)	1,807
Stock-based compensation expense	1,818	1,736
Amortization of other intangible assets	2,147	890
Deferred income taxes	(195)	1,602
Equity in income of limited partnerships	(9,538)	(3,590)
Unrealized and realized gains on not readily marketable financial instruments, owned, net	(369)	90
Net change in:
Restricted cash	15	657
Receivables from customers, net	(6,200)	(63)
Notes, loans and other receivables, net	7,828	(6,274)
Deposits with clearing organizations	1,400	554
Financial instruments, owned, at fair value	14,566	5,671
Other assets and prepaid expenses	(1,343)	(396)
Accounts payable and accrued liabilities	(4,842)	(4,224)
Securities sold, not yet purchased	(9,909)	923
Payable to broker-dealers and clearing organizations	-	(22)
Net cash provided by operating activities	14,103	7,299
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,361)	(1,807)
Acquisitions	-	(750)
Cumulative effect of adoption of a new accounting principle	-	344
Purchases of not readily marketable financial instruments, owned	-	(148)
Notes issued to Concept Capital Holdings, LLC	(3,000)	-
Proceeds from sales of not readily marketable financial instruments, owned	3,024	1,478
Proceeds from sale of assets	-	32
Net cash used in investing activities	(2,337)	(851)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(3,119)	(3,627)
Proceeds from shares issued pursuant to stock-based compensation plans	930	42
Tax benefit of stock options exercised	30	3
Tax adjustment related to stock-based compensation plans	(198)	814
Cash settlement of stock options	-	(140)
Repayment of borrowings	(2,941)	(3,571)
Distributions to noncontrolling interest	(9,330)	(1,568)
Payments of cash dividends	(2,918)	(2,628)
Net cash used in financing activities	(17,546)	(10,675)
Net decrease in cash and cash equivalents	(5,780)	(4,227)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,521	40,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,741	$36,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES
(formerly, Sanders Morris Harris Group Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations

The Edelman Financial Group Inc. (“TEFG” or “the Company”), formerly, Sanders Morris Harris Group Inc., provides a range of financial and other professional services, including wealth management (including investment advice, investment management and financial planning), and merchant banking.  The Company’s operating subsidiaries include Sanders Morris Harris Inc. (formerly SMH Capital Inc.) (“SMH”), SMH Capital Advisors, Inc. (“SMH Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), Miller-Green Financial Services, Inc. (“Miller-Green”), Kissinger Financial Services, a division of SMH, (“Kissinger”), Investor Financial Solutions, LLC (“IFS”), Global Financial Services, LLC (“GFS BD”) and GFS Advisors, LLC (“GFS IA”) (and together with GFS BD, “Global”).  The Company serves a diverse group of clients primarily  in North America.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on accounting for variable interest entities (“VIEs”). The new accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if an enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance was effective for the Company on January 1, 2010, and was applied prospectively.

On January 1, 2010, we deconsolidated one of the Company’s investments as a result of the foregoing change in accounting policy. This entity had previously been consolidated due to financial support provided by the Company. The Company does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. Consequently, subsequent to the change in accounting policy, the Company deconsolidated this entity.  The Company has accounted for this limited partnership investment at fair value since January 1, 2010.  This investment is now reported on the Condensed Consolidated Balance Sheets within “Financial instruments, owned, at fair value”, with the change in fair value included in “Equity in income of limited partnerships” on the Condensed Consolidated Statements of Operations.  In prior periods, this entity’s results, assets, and liabilities were reflected in each of the Company’s line items on the Condensed Consolidated Statements of Operations and Balance Sheets.  The Company recorded a $4.6 million cumulative adjustment to accumulated deficit that represents the fair value of this limited partnership at January 1, 2010.  The fair value of this investment is $13.8 million at June 30, 2011.

Additionally, the Company concluded that it was a primary beneficiary of two VIEs at January 1, 2010.  The Company had a 50% direct ownership, with a subsequent purchase of an additional 0.5% in the fourth quarter of 2010, in one of these entities, and a 65% direct ownership in the other.  These entities are professional sports agencies that assist professional athletes with contract negotiation, marketing, and public relations.  The Company provided significant financial support, which it was not contractually obligated to do, beginning on January 1, 2010, to assist these entities to continue operating as going concerns and also became significantly more involved with the day-to-day operations of managing the businesses.  The Company concluded that it has the power to direct the activities that significantly impact these entities’ economic performance and has the obligation to absorb the significant losses and receive benefits related to these entities due to its increased support.  The results of these entities were included in the Condensed Consolidated Statements of Operations since January 1, 2010.

The carrying amounts of the assets and liabilities consolidated at January 1, 2010 are as follows:

Total assets	$733,000
Total liabilities	34,000
Noncontrolling interest	490,000

During the second quarter of 2011, management made the decision to sell the professional sports agencies.  The sale has not been completed as of June 30, 2011, however, the results of operations for 2010 and 2011 of the entities have been included in “Loss from discontinued operations” on the Condensed Consolidated Statements of Operations.

The creditors and/or beneficial holders of the consolidated VIEs do not have recourse to the general credit of the Company.

Another VIE was identified by management that the Company does not have the power to direct the activities; therefore, this investment remains unconsolidated as of June 30, 2011.  The cost of this investment is $900,000 and is recorded in “Other investments,” at cost as of June 30, 2011.  The Company has no requirement to provide additional funding to this entity.

Concept Capital Holdings, LLC (“CCH”) and Madison Williams (“Madison”) are two additional VIEs that are former divisions of the Company that were previously consolidated, but due to the spin-offs that occurred in 2009 for Madison and in 2010 for the Concept Capital division of SMH (“Concept”), the new entities formed due to the spin-off are not consolidated.  Management does not have the power to direct the activities of either Concept or Madison. The fair value of these investments is $1.0 million and $2.5 million, respectively as of June 30, 2011.  The investments are recorded in “Financial instruments, owned, at fair value ”.  The Company has a contractual requirement to provide additional financial support to CCH in the approximate amount of $1.0 million, and has no such requirement for Madison as of June 30, 2011.  The Company does not intend to provide significant financial support in the future to CCH or Madison.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our Condensed Consolidated Balance Sheets at June 30, 2011, and December 31, 2010, our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, our Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2011, and our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010.  All adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Management’s Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenue and expenses during the reporting periods.  The most significant estimates used by the Company relate to contingencies and the valuation of financial instruments, owned, at fair value, goodwill, and stock-based compensation awards.  Actual results could differ from those estimates.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, restricted cash, receivables from customers, deposits with clearing organizations, other assets and prepaid expenses, and accounts payable and accrued liabilities approximate cost due to the short period of time to maturity.  Financial instruments, owned, at fair value and securities sold, not yet purchased are carried at their fair values.  The carrying amount of our borrowings approximates fair value because the interest rate is variable and, accordingly, approximates current market rates.

Receivables from Customers and Notes, Loans and Other Receivables

Receivables from customers and notes, loans and other receivables (“receivables”) are stated at their net realizable value.  Interest income is recognized using the effective interest method over the life of the related receivable.  If a receivable is noninterest-bearing or carries an unreasonable rate of interest and is not due within one year, the Company will impute interest at an appropriate market rate for comparable instruments and record a corresponding discount.

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

Management monitors receivables for any collectability issues.  The Company does not typically require collateral.  Receivables are considered past due when payment is not received in accordance with the contractual terms on the invoice or agreement and are generally 90 days past due.  The accrual of interest on receivables is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When the interest accrual is discontinued, all uncollected accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of the remaining past-due principal balance.  Receivables are returned to accrual status when payments are brought current and, in management’s judgment, the receivable will continue to pay as agreed.  An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors.  Accounts deemed uncollectible are charged to the allowance.

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

ASU No. 2011-03, Transfer and Servicing (ASC Topic 860) – Reconsideration of Effective Control for Repurchase Agreements. The FASB issued accounting guidance that removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity or sales or as secured financings.  The guidance is effective prospectively for transactions beginning on January 1, 2012.  The Company does not expect a material impact on the Company’s consolidated financial statements, upon implementation.

ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis.  Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements.  The amendments are effective January 1, 2012, and will be applied prospectively.  We are currently evaluating the impact, if any that these updates will have on the Company’s consolidated financial statements, upon implementation.

ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.  ASU 2011-05 changes the presentation of Accumulated Other Comprehensive Income to no longer permit presentation on the statement of stockholders equity, but must be presented on the income statement, with the other comprehensive income items shown and total comprehensive income.  Companies also have the option to present comprehensive income on a separate statement also.  The guidance is effective in interim and annual periods, beginning January 1, 2012, and will be applied prospectively.  The Company expects a change in the presentation of the consolidated statement of operations and the statement of change in equity, upon implementation.

2.	ACQUISITIONS AND DISPOSITIONS

Acquisitions

On January 1, 2010, the Company completed the acquisition of a 51% interest in IFS, a wealth management firm based in Huntington Beach, California for consideration of $1.0 million, $750,000 of which was payable at acquisition with the remainder, subject to adjustment based on gross revenue of IFS during the three months ended June 30, 2011, and was paid in July 2011.  The liability for the additional purchase price was recorded at $355,000 as of June 30, 2011.  The remeasurement calculation was based on revenue of IFS for the measurement period, which is the three months ended June 30, 2011.  The acquisition-related costs of the IFS acquisition were not material, as internal legal counsel was utilized for this acquisition.

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

The initial consideration for the Global purchase was $18.0 million, of which $15.0 million was paid in cash and $3.0 million was paid in shares of TEFG common stock, with a fair value on acquisition date of $2.4 million, including a discount for a twelve month lock-up period on the stock issued.  The initial consideration is subject to upward adjustment by a maximum amount of $4.5 million based on Global achieving adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in 2011 and/or 2012 in excess of $5.0 million, and further upward adjustment based on the compounded annual growth rate of Global’s EBITDA achieved in 2012, 2013, and 2014, for a maximum of $9.6 million if the top tier thresholds are achieved.  The fair value of the earn out and the compounded annual growth rate (“CAGR”) future consideration is $7.9 million at June 30, 2011, and is recorded as a liability in the Company’s Condensed Consolidated Balance Sheets.  The total fair value of consideration was $25.3 million, which exceeded the fair value of the net assets acquired.

Consideration paid:
Cash consideration	$15,000
Equity consideration	2,399
Earnout and CAGR future consideration	7,928
Total consideration paid	$25,327

Recognized assets and liabilities:
Cash and cash equivalents	$844
Receivables from customers, net	1,017
Deposits with clearing organizations	1,000
Furniture, equipment and leasehold improvements, net	347
Other intangible assets, net	32,331
Accounts payable and accrued liabilities	(1,788)
Total identifiable net assets	$33,751

Goodwill	$10,812

Noncontrolling interest	$(19,236)

     The valuation techniques used to measure the fair value of the noncontrolling interest included the income and market-guideline public company approaches.  Discounts for lack of control and marketability were applied to determine fair value.

     In addition to the net assets acquired, an indemnification asset was recognized as of December 31, 2010 for the indemnification of TEFG for uncertain tax liability payments that resulted from tax years before 2010. An asset in the amount of $282,000 was recorded, in the same amount of the corresponding uncertain tax liability recorded by Global as of December 31, 2010, and is included in “Notes, loans and other receivables, net.”  Goodwill including $1.4 million for assembled workforce represents the value expected from the synergies and economies of scale created from combining Global’s broker-dealer and advisory businesses with our full-service firm.   All of the goodwill associated with the Global acquisition is expected to be deductible for tax purposes.  The acquisition was conducted in an arm’s length transaction to expand the Company’s high net worth business.  The Global acquisition was accounted for using the acquisition method and, accordingly, the financial information of Global has been included in the Company’s condensed consolidated financial statements from December 31, 2010.  The pro forma combined historical results as if the Global acquisition had been included in operations commencing January 1, 2010 are as follows (unaudited):

	Six Months Ended
	June 30,
	2011	2010
	(in thousands, except per share amounts)

Total revenue	$84,420	$90,312
Net income attributable to The Edelman Financial Group Inc.	6,679	3,612
Earnings per common share - Income from continuing operations, net of income taxes:
Basic	$0.26	$0.12
Diluted	$0.25	$0.12

Dispositions

In March 2010, the Company entered into an agreement with the principals of CCH pursuant to which we agreed to contribute certain of the assets, properties, and other rights pertaining to CCH, including the prime brokerage, research and capital markets, fund accounting and administration, and research library businesses to Concept Capital Markets, LLC (“CCM”) and Concept Capital Administration, LLC (“CCAdmin”), two new entities formed by the principals of Concept.    The Washington Research Group of Concept was sold during the fourth quarter of 2010 prior to the spin-off of Concept. The operations for the three and six months ended June 30, 2010 of the Washington Research Group have been reclassified to discontinued operations and were previously within the “Prime Brokerage Services” segment.  The Company has retained a 24% capital interest and 43.48% profit and loss interest in CCH, the parent company of CCM, and a 43.48% member interest in CCAdmin after the disposition on December 31, 2010. The terms of the transaction provide generally that the Company retains 50% of the cash and cash equivalents and net security positions held by CCH at closing.  Current members of management of CCH retained the remaining interests in the new entities.  Due to the amount of ownership retained in CCH,  the ongoing service agreements between the two entities, and the additional commitment of $1.0 million to fund the remainder of the second note, remaining operations of Concept are included within continuing operations for all periods presented.

The spin-off transaction closed on December 31, 2010, following approval by the Financial Industry Regulatory Authority (“FINRA”) of a new member application by CCM and a continuing membership application by the Company.  In addition to the capital and profits interests in CCM and CCAdmin, the Company on (a) March 1, 2010, purchased from CCH, a wholly-owned subsidiary of Concept Partners, LLC at its face value, a note in the principal amount of $1.2 million and (b) on December 31, 2010, purchased from CCH a second note in the principal amount of $500,000, with additional funding amounts committed, generally equal to 50% of the sum of cash and cash equivalents and net security positions of CCH on December 31, 2010.  The following additional fundings were made on the second note, pursuant to the note agreement, with an additional funding commitment remaining of $1.0 million as of June 30, 2011:  $1.5 million funded on March 22, 2011 and $1.5 million funded on May 31, 2011.  The loss on the contribution of CCH’s assets as of December 31, 2010 was $1.2 million and was recorded during the fourth quarter of 2010.  Additional losses were recorded for $255,000 for each quarter, during the first and second quarters of 2011, related to discounts on the additional fundings of the second note. Discounts on the first and second notes were recorded since the interest on the notes is less than a market rate for similar debt.  The losses on contributions of CCH’s assets, including the note discounts, were recorded in “Other general and administrative” in the Condensed Consolidated Statements of Operations.

3.	FINANCIAL INSTRUMENTS, OWNED, AT FAIR VALUE AND SECURITIES SOLD, NOT YET PURCHASED

The following table sets forth by level within the fair value hierarchy financial instruments, owned, at fair value and securities sold, not yet purchased as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investments at fair value:
Corporate stocks and options	$3,163	$-	$708	$3,871
Corporate bonds	-	246	-	246
Limited partnerships-consolidated management companies	-	-	6,036	6,036
Limited partnerships-other	-	-	21,240	21,240
Warrants	-	1,547	-	1,547
Total financial instruments, owned, at fair value	$3,163	$1,793	$27,984	$32,940

Securities sold, not yet purchased:
Corporate stocks and options	$334	$-	$-	$334
Total securities sold, not yet purchased	$334	$-	$-	$334

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

Level 3 investments consist of investments in limited partnerships, stocks, options, and warrants. The Company is restricted from exiting their investments in limited partnerships-consolidated management companies (“private investment limited partnerships”) prior to dissolution of the partnership; however, limited partners can sell their interest in the private investment limited partnerships to qualified investors. The Company does not intend to exit the private investment limited partnerships until dissolution.  The Company expects to receive its interests in the private investment limited partnerships over the remaining one to ten year life of the private investment limited partnerships.  Unfunded commitments in the private investment limited partnerships were $321,000 as of June 30, 2011.  In accordance with FASB ASC Topic 323, Investments – Equity Method and Joint Ventures, direct investments in limited partnerships are accounted for using the equity method which approximates fair value.  Proprietary investments in limited partnerships held by the Company’s broker-dealer subsidiary are accounted for at fair value.  Investments in limited partnerships – other principally consists of investments in PTC Houston Management, L.P. (“PTC”), CCM and Madison.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments, owned for the six months ended June 30, 2011:

	Limited Partnerships
	Consolidated	Limited
	Management	Partnerships		Stocks and
	Companies	Other	Warrants	Options	Bond	Total
	(in thousands)

Balance, beginning of period	$4,459	$19,686	$11	$142	$356	$24,654
Unrealized gains (losses) relating
to financial instruments still held at
the reporting date	2,541	3,505	(7)	562	-	6,601
Transfers	-	-	(4)	4	-	-
Sales	(964)	(1,951)	-	-	(356)	(3,271)
Balance, end of period	$6,036	$21,240	$-	$708	$-	$27,984

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no significant transfers into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2011.

Net unrealized gains (losses) for Level 3 financial instruments, owned are a component of “Principal transactions” and “Equity in income of limited partnerships” in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
		Equity in Income		Equity in Income
	Principal	of Limited	Principal	of Limited
	Transactions	Partnerships	Transactions	Partnerships
	(in thousands)		(in thousands)

Unrealized gains relating to financial instruments still held at the reporting date	$501	$3,090	$449	$6,152

At June 30, 2011, the Company had $168,000 and $900,000 in other investments that are valued using the equity method and cost basis, respectively.  The fair value of these investments has not been estimated since there are no events or changes in circumstances that may have a significant adverse effect on the fair value, and it is not practicable to estimate the fair value of these investments.

4.	RECEIVABLES FROM CUSTOMERS AND NOTES, LOANS, AND OTHER RECEIVABLES, NET

	June 30,	December 31,
	2011	2010
	(in thousands)

Receivables from customers	$31,663	$25,783
Allowances for bad debts	(513)	(640)
Receivables from customers, net	$31,150	$25,143

Notes Receivable:
Nonaffiliates	$4,542	$4,791
Employees and executives	1,724	2,090
Other affiliates	4,260	9,757
Receivables from affiliated limited partnerships	27	73
Receivables from other affiliates	5,095	6,892
Receivable from other nonaffiliate	171	-
Receivable from Endowment Advisers	58,460	60,978
Current tax receivable	729	4,387
Allowances for bad debts	(1,232)	(1,343)
Notes, loans and other receivables, net	$73,776	$87,625

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

Notes receivable from nonaffiliates consist of uncollateralized promissory notes from unrelated companies.  The notes bear interest at various rates up to 12% and are payable on demand.

Notes receivable from employees and executives primarily consist of noninterest bearing loans provided to certain executives and employees of the Company to induce the employees and executives to affiliate with the Company.  The notes typically are forgiven over a one to six year period and have tiered maturities from 2011 through 2016 and are structured to be incentives for the employees to remain at the Company.  As each maturity date is reached, a portion of the notes is forgiven if the employee remains employed by the Company.  If employment is terminated, the remaining unforgiven balance is due and payable by the former employee.  Such forgiveness is recorded as “Employee compensation and benefits” on the Condensed Consolidated Statements of Operations.

CCH issued two uncollateralized notes during 2010, in connection with the Concept transaction.  See “Note 2 – Acquisitions and Dispositions.”  These notes bear a fixed interest rate at the applicable federal rate for instruments with a term of over ten years provided under Section 1274(d) of the Internal Revenue Code of 1986 on the closing date of December 31, 2010.  A discount on the notes purchased in 2010 was recorded in the amount of $282,000 at December 31, 2010, and a discount on the amount funded in 2011 was recorded in the amount of $510,000 for the six months ended June 30, 2011, based on the difference in market interest rates at the date of issuance and the stated rate of interest on the notes.  The discounts are recorded as a loss on contribution of Concept’s assets, as part of the disposition.  The principal balance on the notes is due in full on the maturity date of December 31, 2020.

Notes receivable from other affiliates primarily consist of an $8.0 million uncollateralized note issued by Madison to the Company in connection with the spin-off of Madison in 2009.  This note bears interest at 6% and the principal balance is due in full on the maturity date of December 9, 2019.  During the second quarter of 2011, management determined that the note would be sold to a third-party for less than the face value of the note.  Management is evaluating a transaction to sell or contribute the note and the interest accrued to a partnership, with a balance of $8.8 million as of June 30, 2011, for half of the principal and accrued interest balances.  The note and accrued interest was reclassified to held-for-sale as of June 30, 2011, and recorded at the lower of cost or fair value less cost to sell.  A $4.4 million loss on the note receivable held-for-sale was recorded during the three months ended June 30, 2011, and is included on the Condensed Consolidated Statement of Operations in “Loss on note receivable held-for-sale”.   The note receivable was also placed on nonaccrual status as of June 30, 2011 due to the deterioration of the credit quality of the receivable during the second quarter of 2011.

In May 2011, the Company purchased from Madison $766,000 of customer receivables earned by Madison in connection with underwriting activities.  The purchase was accounted for as a secured borrowing, due to the nature of the purchase agreement.  Upon receipt of the $766,000 receivable, $38,000 is due from Madison, in addition to the principal balance of the note, as an interest charge for the note receivable.

The Company has two other notes receivable on nonaccrual status in the amount of $1.2 million as of June 30, 2011, due to nonpayment on the notes.  One note in the amount of $920,000 does not have an allowance as of June 30, 2011.  Although management believes the remaining interest is not recoverable, the loan principal appears to be collectible as of June 30, 2011 and as such the note is carried at its net realizable value.  The other note receivable on nonaccrual status in the amount of $233,000 as of June 30, 2011, is fully reserved within the allowance for doubtful accounts. Accounts over 90 days past due are monitored at least quarterly by management.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill and other intangible assets were as follows:

	Six Months Ended June 30, 2011
			Amortizable Intangible Assets:
					Internally		Total Other
			Covenants Not	Customer	Developed		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Software	Subtotal	Assets
	(in thousands)
Balance, beginning of period	$84,713	$26,636	$4,814	$32,254	$-	$37,068	$63,704
Internally developed software - internal use	-	-	-	-	640	640	640
Goodwill adjustment	(37)	-	-	-	-	-	-
Amortization of other intangible assets	-	-	(682)	(1,446)	(19)	(2,147)	(2,147)
Balance, end of period	$84,676	$26,636	$4,132	$30,808	$621	$35,561	$62,197

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

As of June 30, 2011, the remaining weighted-average amortization period was 3.12 years for covenants not to compete, 10.77 years for customer relationships and 2.92 for internally developed software included in the table above.

The following table shows estimated future amortization expense related to these intangible assets (in thousands):

2011	$2,236
2012	4,449
2013	4,445
2014	3,721
2015	2,919
Thereafter	17,791

6.	BORROWINGS

In May 2009, the Company borrowed $25.0 million under a credit agreement with a bank.  The maturity date was October 31, 2012, and included interest at the greater of the prime rate or 5%.  Principal of $1.8 million plus interest was payable quarterly.   The credit agreement was amended and restated on December 31, 2010 to extend the maturity date to December 31, 2014, with the same loan commitment of $25.0 million and the same interest rate of the greater of prime rate or 5%.  Principal of $1.5 million plus interest is due quarterly.  The additional proceeds of the loan of $11.9 million were used to complete the Global acquisition.  The credit agreement is secured by substantially all of the assets of the Company, other than the assets of SMH and GFS BD.  The credit agreement contains various covenants customary for transactions of this type including the requirement that the Company maintain minimum financial ratios, net worth, liquid assets, and cash balances, as well as minimum assets under management, and meet monthly, quarterly, and annual reporting requirements.  The credit agreement also contains covenants that restrict the ability of the Company, among other things, to incur indebtedness, pay dividends or distributions, make capital expenditures and other restricted payments, including investments, and consummate asset sales.  At June 30, 2011, the Company was in compliance with all covenants.

7.	INCOME TAXES

The difference between the effective tax rate reflected in the income tax provision from continuing operations attributable to the Company and the statutory federal rate is analyzed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Expected federal tax at statutory rate of 34%	$2,230	$1,326	$4,193	$2,959
State and other income taxes	196	203	609	441
Total	$2,426	$1,529	$4,802	$3,400

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

8.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has three types of stock-based compensation awards:  (1) stock options, (2) restricted common stock and (3) restricted stock units.

The following table sets forth pertinent information regarding stock option transactions for the six months ended June 30, 2011:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2011	360,000	$12.40
Granted	-	-
Exercised	(30,000)	5.67
Cancelled/Forfeited	-	-
Outstanding at June 30, 2011	330,000	13.02

Options exercisable at June 30, 2011	330,000	13.02

Incentive award shares available for grant at June 30, 2011	2,341,247

During the six months ended June 30, 2011 and 2010, 30,000 and 9,000 options were exercised for which the Company received proceeds of $170,000 and $41,000, respectively.  The Company did not recognize pretax compensation expense, during the six months ended June 30, 2011 and 2010, related to stock options as all of the options are fully vested.  There was no unrecognized stock-based compensation expense related to stock options at June 30, 2011 and 2010.

The following table summarizes certain information related to restricted common stock grants at June 30, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2011	291,365	$7.53

Nonvested at June 30, 2011	202,095	7.30

For the six months ended June 30, 2011:

Granted	81,214	7.32

Vested	170,484	7.71

Forfeited	-	-

The Company recognized pretax compensation expense of $415,000 and $1.1 million during the six months ended June 30, 2011 and 2010, respectively, related to its restricted common stock plan.  At June 30, 2011, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock was $993,000 and is expected to be recognized over the next 4.50 years.

In 2010 and 2011, new executive and key manager incentive stock unit plans were adopted, effective January 1, 2010 and 2011 respectively.  In calculating the value of an award, the value of each restricted stock unit is equal to the closing price of a share of stock on the last trading day on the date of grant.  A participant in the plan has no rights as a stockholder of the Company, no dividend rights and no voting rights with respect to the restricted stock units.  No adjustments will be made to any outstanding awards for cash dividends paid on shares during or after the performance period, in which they are earned.  Awards vest and become non-forfeitable over a three year-period.

Upon the vesting date, or payment date of the restricted stock unit awards, at the Company’s option they can be paid in either (a) a lump sum cash payment equal in the aggregate to the fair market value of a share on the payment date multiplied by the number of such restricted stock units that become nonforfeitable upon that payment date or (b) by the Company delivering to the participant a number of common shares equal to the number of restricted stock units that become non-forfeitable upon that payment date.

The following table summarizes certain information related to restricted stock unit grants at June 30, 2011:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at January 1, 2011	-	$-

Nonvested at June 30, 2011	322,992	6.98

For the six months ended June 30, 2011:

Granted (Restricted stock units)	430,659	6.98

Vested (Units converted to common shares)	107,667	6.98

We determined that the service inception date precedes that grant date for restricted stock units granted as part of the incentive stock unit plans, and as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date.

The Company recognized pretax compensation expense of $1.4 million and $680,000 during the six months ended June 30, 2011 and 2010, respectively, related to its restricted stock unit plans.  At June 30, 2011, total unrecognized compensation cost, related to granted nonvested restricted stock units was $1.0 million and is expected to be recognized over the next 2.7 years.

9.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock. On May 27, 2010, the Company’s board of directors approved the repurchase of up to another 1,000,000 shares of the Company’s common stock, subject to a maximum expenditure of $2.5 million under the credit agreement.  Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices.  Such repurchases are accounted for using the cost method.  In April 2011, a waiver from the bank was obtained to approve the repurchase of another $2.5 million of treasury shares. The Company repurchased 406,621 shares of its common stock at an average price of $7.67 per share during the six months ended June 30, 2011, related to this program.

10.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Income from continuing operations, net of income taxes	$4,134	$2,371	$7,530	$5,305
Loss from discontinued operations, net of income taxes	(293)	(823)	(851)	(1,922)
Net income attributable to the Company	$3,841	$1,548	$6,679	$3,383

Basic earnings (loss) per common share:
Continuing operations	$0.14	$0.08	$0.26	$0.18
Discontinued operations	(0.01)	(0.03)	(0.03)	(0.07)
Net earnings	$0.13	$0.05	$0.23	$0.11

Diluted earnings (loss) per common share:
Continuing operations	$0.14	$0.08	$0.25	$0.18
Discontinued operations	(0.01)	(0.03)	(0.03)	(0.07)
Net earnings	$0.13	$0.05	$0.22	$0.11

Weighted average number of common shares outstanding:
Basic	29,150	29,564	29,159	29,705
Potential dilutive effect of stock-based awards	870	20	819	6
Diluted	30,020	29,584	29,978	29,711

Outstanding stock options of 285,000 and 365,000 for the three months ended June 30, 2011 and 2010, and 305,000 and 365,000 for the six months ended, respectively, have not been included in diluted earnings per common share because to do so would have been anti-dilutive for the periods presented.  Warrants outstanding at June 30, 2011 and 2010, to purchase shares of common stock in an aggregate value of up to $7.5 million at an exercise price of $5.75 per common share have been included in diluted earnings per common share for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011.  Warrants outstanding at June 30, 2010, have not been included in diluted earnings per common share for the six months ended June 30, 2010, because to do so would have been anti-dilutive for the period.  Participating restricted common stock is included in the basic and diluted shares.  Restricted stock units are nonparticipating; therefore, they are included in the diluted weighted average number of common shares only.

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

The Company is a defendant in certain litigation incidental to its securities and underwriting business.  The Company accounts for litigation losses in accordance with ASC 450, "Contingencies." Under ASC 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. A contingent liability of approximately $250,000 has been recorded at June 30, 2011, for these proceedings and exposures. This contingent liability represents management's best estimate of probable loss, as defined by ASC 450, "Contingencies.” Loss contingencies do not include the costs of investigating and defending claims.

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

In December 2009, the Company completed the sale of its Capital Markets businesses which consisted of our investment banking, and most of our New York institutional trading, sales, and research businesses (excluding The Juda Group and Concept).  As a result of this transaction, management realigned its reportable segments to reflect its remaining operations and the Capital Markets segment was renamed the Institutional Services segment.  Prior period amounts were reclassified to reflect the new reportable segments.  Concept was spun-off in December 2010, and the segments were further realigned to reflect the remaining operations of the business. The wealth management segment was separated into two segments, which reflects the internal reporting that executive management reviews and uses for budgeting purposes.  In addition, The Juda Group, our sole remaining business within the institutional services business after the spin-off of Concept is now held-for-sale and included in discontinued operations for all periods presented.

The Mass Affluent segment consists of the Edelman entities that provide investment advisory services, wealth and investment management, and financial planning services to individual clients.  It primarily earns advisory fee revenue based on the amount of client assets under management.

The Other Wealth Management segment includes the branch offices of SMH and Global—full service broker/dealers serving the investment management needs of high-net-worth investors in North America—as well as affiliated wealth managers and registered investment advisors (RIAs) wholly or partially owned by the Company.  The Other Wealth Management businesses primarily earns commission revenue from the sale of equity, fixed income, mutual fund, and annuity products.  In addition, performance fees may be earned for exceeding performance benchmarks for the investment portfolios in the limited partnerships that we manage.  The Other Wealth Management segment also earns revenue from net interest on customers’ margin loan and credit account balances and sales credits from the distribution of syndicate products.

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

The Corporate Support and Other segment includes realized and unrealized gains and losses on the Company’s investment portfolios, and interest and dividends earned on our cash and securities positions. Unallocated corporate revenue and expenses are included in Corporate Support and Other segment.  Revenue from sports representation and management services performed by Select Sports Group, Ltd. ("SSG") and 10 Sports were also included in Corporate Support and Other.  However, SSG and 10 Sports are held-for-sale as of June 30, 2011, and the operations are included in discontinued operations for the three and six months ended June 30, 2011 and 2010.

The following summarizes certain financial information of each reportable business segment for the three and six months ended June 30, 2011, and 2010, respectively.  TEFG does not analyze asset information in all business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Revenue:
Mass Affluent	$23,046	$17,811	$44,250	$34,684
Other Wealth Management	17,994	12,476	38,397	26,089
Wealth Management Total	41,040	30,287	82,647	60,773
Prime Brokerage Services	-	8,991	-	18,512
Corporate Support and Other	1,786	147	1,773	2,236
Total	$42,826	$39,425	$84,420	$81,521

Income from continuing operations before equity in income (loss)
of limited partnerships and income taxes:
Mass Affluent	$6,023	$4,233	$10,803	$8,119
Other Wealth Management	6,083	4,344	12,842	9,101
Wealth Management Total	12,106	8,577	23,645	17,220
Prime Brokerage Services	-	266	-	752
Corporate Support and Other	(9,390)	(4,711)	(15,553)	(10,972)
Total	$2,716	$4,132	$8,092	$7,000

Equity in income of limited partnerships:
Mass Affluent	$-	$-	$-	$-
Other Wealth Management	180	385	2,799	1,027
Wealth Management Total	180	385	2,799	1,027
Prime Brokerage Services	-	-	-	-
Corporate Support and Other	5,898	541	6,739	3,047
Total	$6,078	$926	$9,538	$4,074

Income (loss) from continuing operations before income taxes:
Mass Affluent	$6,023	$4,233	$10,803	$8,119
Other Wealth Management	6,263	4,729	15,641	10,128
Wealth Management Total	12,286	8,962	26,444	18,247
Prime Brokerage Services	-	266	-	752
Corporate Support and Other	(3,492)	(4,170)	(8,814)	(7,925)
Total	$8,794	$5,058	$17,630	$11,074

Net (income) loss attributable to the noncontrolling interest:
Mass Affluent	$(1,446)	$(1,016)	$(2,594)	$(1,949)
Other Wealth Management	(1,130)	(193)	(3,594)	(698)
Wealth Management Total	(2,576)	(1,209)	(6,188)	(2,647)
Prime Brokerage Services	-	-	-	-
Corporate Support and Other	342	51	890	278
Total	$(2,234)	$(1,158)	$(5,298)	$(2,369)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Cash paid for income taxes, net	$1,121	$2,443
Cash paid for interest	346	453
Noncash investing activities:
Cumulative effect of adoption of a new accounting principle	-	445
Noncash financing activities:
Decrease in dividends declared not yet paid	(9)	(24)

14.	RELATED PARTY TRANSACTIONS

During 2001, SHMS formed PTC to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston.    SMH investment in PTC was recorded at $13.8 million as of June 30, 2011.    SMH recorded an unrealized gain from the increase in the fair value of its investment in PTC of $4.0 million and $2.6 million during the six months ended June 30, 2011 and 2010. The unrealized gains are included in “Equity in income of limited partnerships” on the Condensed Consolidated Statements of Operations.

The Company and SHM own controlling interests in several limited liability companies that act as the general partners in several private investment limited partnerships.  The private investment limited partnership pays management fees to the general partners. Certain officers of SMH serve on the boards of directors of entities in which the Partnerships invest.  In addition, SMH has served, and may in the future serve, as the placement agent advisor, offering manager, or underwriter for companies in which the Partnerships invest.  Management fees paid by the management companies of the private investment limited partnerships are included in the revenue caption “Investment advisory and related services” on the Condensed Consolidated Statements of Operations. See “Note 3 – Finanical Instruments, owned, at fair value and Securities Sold, Not yet Purchased.”  The management fees paid were $698,000 and $868,000 for the three months ended June 30, 2011 and 2010, and $1.4 million and $1.7 million for the six months ended June 30, 2011 and 2010.

See “Note 4 – Receivables from customers and Notes, loans and other receivables, net ” for related party notes receivable.

15.	DISCONTINUED OPERATIONS

During the first quarter of 2009, SMH closed three retail offices and another office in the second quarter of 2011.  This decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  The results of operations for these offices have been reclassified as discontinued operations for all periods presented.

During the fourth quarter of 2010, the Company sold the assets of the Washington Research Group, a division of Concept.  The results of operations for the Washington Research Group have been reclassified as discontinued operations for the three and six months ended June 30, 2010.

As of the second quarter of 2011, The Juda Group, SSG, and 10 Sports are held-for-sale, due to a plan approved by management in the second quarter to sell these businesses.  In addition, a management company of the entity was disposed in the second quarter, due to the full liquidation of the private equity funds in which the management company managed. The results of operations for these entities have been reclassified as discontinued operations for all periods presented, as management will not have significant continued involvement or cash flows in these entities.

A summary of selected financial information of discontinued operations is as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating activities:
Revenue	$1,350	$6,477	$2,894	$11,639
Expenses	1,830	7,264	4,290	14,305
Loss from discontinued operations before equity in income	(480)	(787)	(1,396)	(2,666)
Equity in income	-	(562)	-	(484)
Loss from discontinued operations before income taxes	(480)	(1,349)	(1,396)	(3,151)
Benefit for income taxes	187	526	545	1,229
Loss from discontinued operations, net of income taxes	$(293)	$(823)	$(851)	$(1,922)

Major classes of assets and liabilities of the offices, The Juda Group, SSG and 10 Sports at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)

Cash and cash equivalents	$5	$59
Receivables from customers, net	401	1,016
Notes, loans and other receivables, net	19	33
Furniture, equipment and leaseholds, net	132	134
Other assets and prepaid expenses	17	40
Total assets of discontinued operations	$574	$1,282

Accounts payable and accrued liabilities	$50	$61
Total liabilities of discontinued operations	$50	$61

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

Overview

The Company is a holding company that, through its subsidiaries and affiliates, provides wealth management and investment and merchant banking to a large and diversified group of clients and customers, including individuals, corporations, and financial institutions in North America. A summary of these services follows:

Our Mass Affluent segment provides investment advisory services, wealth and investment management, and financial planning services to individual clients in North America, through our subsidiary, Edelman Financial Services.  It primarily earns advisory fee revenue based on the amount of client assets under management.  Additional services provided include financial planning and asset management for small or mid-size organizations, and 401(k) benefit plan consultations for employers.

Our Other Wealth Management segment provides investment management services to primarily high net worth individuals in North America and institutions, through the branch offices of SMH and Global Financial Services, LLC (“GFS BD”) – full service broker-dealers, as well as affiliated wealth managers and registered investment advisors (RIAs) wholly or partially owned by the Company.  The services provided include investment strategies and alternatives, tax efficient estate and financial planning, trusts, and agent/fiduciary investment management services throughout their financial life cycle, as well as private client brokerage services.

In addition, we provide specialized wealth management products and services in specific investment styles to individuals, corporations, and institutions both through internal marketing efforts and externally through formal sub-advisory relationships and other distribution arrangements with third parties.  The Other Wealth Management segment also includes asset management affiliates.  These funds invest primarily in small to mid-size companies, both public and private, primarily in the life sciences, energy, technology and industrial services industries.

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

We are exposed to volatility and trends in the general securities market and the economy.  The end of 2010 and first quarter of 2011 showed signs of improvement in the economy, with unemployment rates down to 8.8% in March 2011from 9.7% in March 2010.  The performance of the U.S. equity markets also showed improvement in the first quarter of 2011.

However, the second quarter of 2011 took a substantial downturn.  The increase in the S&P 500 and 60/40 portfolio went down from 5.92% and 3.7%, respectively in the first quarter of 2011 to only .2% and 1.0%, respectively in the second quarter of 2011.  Client assets have recovered overall from the prior years’ recession, despite the lag in economy and financial markets in the second quarter of 2011. The recovery has resulted in, among other things, higher advisory fees and commission revenues for the year.  While many economists believe the recession ended some time during the first quarter of fiscal 2010, there is no guarantee that conditions will not worsen again.  All of these factors have had an impact on our operations.  Client assets were as follows:

Client Assets(1)
(dollars in millions)

December 31, 2009	11,273
March 31, 2010	11,904
June 30, 2010	11,085
September 31, 2010	12,072
December 31, 2010	17,106
March 31, 2011	18,168
June 30, 2011	18,839

(1)Client assets include the gross value of assets under management directly or via outside managers and assets held in brokerage accounts for clients by outside clearing firms.

Client assets increased by $671.0 million during the second quarter of 2011, of which $31.0 million was due to market appreciation and net inflows of $640.0 million.   The Company’s 0.2% market-related increase in client assets compares with a 0.1% increase in the S&P 500 and a 1.0% increase in a 60/40 portfolio.

	Three Months Ended June 30,
	2011	2010
	(in millions)

Client assets at April 1	$18,168	$11,904
Inflows:
Asset inflows	2,578	597
Total asset inflows	2,578	597

Outflows:
Asset outflows	(1,938)	(919)
Total asset outflows	(1,938)	(919)

Net inflows (outflows)	640	(322)

Market appreciation (depreciation)	31	(497)
Net change	671	(819)
Client assets at June 30	$18,839	$11,085

	Six Months Ended June 30,
	2011	2010
	(in millions)

Client assets at January 1	$17,106	$11,273
Inflows:
Asset inflows	3,811	1,391
Total asset inflows	3,811	1,391

Outflows:
Asset outflows	(2,879)	(1,419)
Total asset outflows	(2,879)	(1,419)

Net inflows (outflows)	932	(28)

Market appreciation (depreciation)	801	(160)
Net change	1,733	(188)
Client assets at June 30	$18,839	$11,085

Growth Strategy

Our expansion of Edelman offices continues as planned.  Eight new branches were added in 2010 in metropolitan New York, greater Washington, D.C., Chicago and South Florida, and four branches have been added in 2011 in Boston, Detroit and Richmond.  An additional seven offices are planned for the Columbus, Detroit, Hartford, Los Angeles, Phoenix and San Francisco areas during the third and fourth quarters of 2011.

The expansion of Edelman offices in 2009 and 2010, along with the marketing efforts of the Edelman entities, has created more investor awareness of, and respect for, the Edelman brand.  In addition to Ric Edelman’s radio show and best-selling books, a new weekly television series, The Truth About Money with Ric Edelman, will air on more than 200 public television stations across the country.  Based on these marketing efforts and surveys conducted for the Company by Opinion Research Corporation, which showed that the Edelman brand is well known and highly regarded, we changed our name during the second quarter of 2011 to “The Edelman Financial Group Inc.”, effective May 28, 2011.  In addition, Ric Edelman was elected Co-Chief Executive Officer following the annual meeting and is expected to become sole Chief Executive in May 2012.  George Ball continues as Chairman of the Board.

The Company plans further growth by seeking to acquire other high-caliber practices.  Initiatives are also underway to attract new broker-dealers and advisors who we feel add to the success and profitability of the Company.  The Company is also working to attract new clients and assets to existing businesses and has implemented a significant marketing initiative for the current year.

The sale of non-core businesses continues to provide income that keeps the Company well capitalized and poised for continued growth through acquisitions and expansion of Edelman offices.  In addition, our purchases of GFS BD and Global Financial Advisors, LLC (“GFSA”), collectively (“Global”), give us a presence in the international affluent investor market, which has great profit and growth potential.

We have instituted cost savings in a variety of areas, including variable expense, integration of several support departments, and the use of technology to reduce operating expenses.

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile over the past few years.  As of March 31, 2011, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average, the Standard & Poor’s 500 Index and the NASDAQ Composite Index up.  Despite the rally in the markets in the first quarters of 2010 and 2011, the economic environment is still challenging with higher unemployment rates and a drop in the equity markets during the second quarter of 2011.  The Federal Reserve Board reduced the federal funds target rate to 0 – 0.25% on December 16, 2008, and has not yet begun increasing rates.  However, rates may change, depending on the credit ratings of the U.S. government, as well as other fiscal problems that the U.S. government is experiencing in 2011.

The disruptions and developments in the general economy and the credit markets over the past few years have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law on July 21, 2010.  The Act, among other things, established a Financial Stability Oversight Council and a Consumer Financial Protection Bureau whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers.  Additional regulations will be issued to implement the Act over the next few years, which may have an impact on our future operations.

Components of Revenue and Expenses

Revenue. Our revenue is comprised primarily of (1) fees from asset-based advisory services, wealth management, and financial planning services, (2) commission revenue from wealth advisory and prime brokerage transactions, and (3) principal transactions.  We also earn interest on cash held and receive dividends from the equity and fixed income securities held in our corporate capital accounts, receive sales credits from third party placement agreements, earn fees through the sale of insurance products, and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the second quarter of 2011, compensation and benefits represented 60.3% of total expenses and 56.5% of total revenue, compared to 63.8% of total expenses and 57.1% of total revenue during the second quarter of 2010.  The decrease in compensation and benefits as a percentage of total expenses is related to an increase in other expenses, including an increase in intangible amortization expenses as a result of the acquisition of Global in December 2010.  In addition to an increase in amortization expenses, there was an additional expense in 2011 to write-down the value of a note receivable held-for-sale to the lower of cost or fair market value at June 30, 2011, in the amount of $4.4 million.  The decrease in compensation and benefits as a percentage of total revenue is principally due to the disposal of Concept.

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

Other expenses include (1) communications and data processing expenses, such as third-party systems, data, and software providers, (2) occupancy expenses, such as rent and utility charges for facilities, (3) interest expense, (4) amortization of other intangible assets, (5) loss on note receivable held-for-sale and (6) other general and administrative expenses.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Edelman opened two new offices during the three months ended March 31, 2010, five new offices during the three months ended June 30, 2010, and one additional office during the three months ended September 30, 2010.  Four new offices were opened during the three months ended March 31, 2011.  No additional offices were opened in the second quarter of 2011.

Total revenue was $42.8 million for the second quarter of 2011 and $39.4 million for the first quarter of 2010, primarily reflecting increases of $6.7 million in investment advisory and related services revenue.  The increase is offset by decreases of $2.5 million in commission revenue, and a decrease in principal transactions revenue of $715,000.  Total expenses for the second quarter of 2011 increased $4.8 million or 13.6%, to $40.1 million from $35.3 million in the same quarter of the previous year principally due to an increase in the amortization of other intangible assets and a write-down of a note receivable held-for-sale at June 30, 2011, in the amount of $4.4 million.  Income from continuing operations, net of income taxes, attributable to The Edelman Financial Group Inc. was $4.1 million, or $0.14 per diluted common share, for the second quarter of 2011 compared to $2.4 million, or $0.08 per diluted common share, for the second quarter of 2010.

Revenue from investment advisory and related services increased to $29.6 million in the second quarter of 2011 from $22.9 million in the same quarter of 2010 as a result of an increase in client assets under management or advisement.  Commission revenue decreased to $4.9 million in the second quarter of 2011 from $7.4 million for the same period in 2010 as a result of a decrease in trading volume in the Prime Brokerage Services segment, which was substantially closed as of December 31, 2010.  Investment banking revenue, consisting of sales credits from our participation in syndicate transactions, was $564,000 in the second quarter of 2011 and $909,000 in the second quarter of 2010, reflecting a decrease in the volume of investment banking business in which SMH participates.  Principal transactions revenue decreased from $4.3 million for the second quarter of 2010 to $3.6 million for the second quarter of 2011 as the result of the disposal of Concept.

During the three months ended June 30, 2011, employee compensation and benefits increased to $24.2 million from $22.5 million in the same period last year principally due to an increase in commissions paid from higher revenue earned on investment advisory fees.  During the three months ended June 30, 2011, floor brokerage, exchange, and clearance fees decreased to $238,000 from $1.2 million in the same period last year due to lower commission revenue resulting from the disposal of Concept.  Communications and data processing costs increased to $2.6 million in the second quarter of 2011 compared to $2.5 million in the same period last year.  Amortization of other intangible assets increased to $1.1 million in the second quarter of 2011, compared to $445,000 in the second quarter of 2010, due to the additional intangible asset amortization related to the acquisition of Global.  Other general and administrative expenses decreased to $4.2 million during the second quarter of 2011 from $5.3 million in the second quarter of 2010 due to the decrease from the disposal of Concept, offset by an increase of $4.4 million from the write-down of the note receivable held-for-sale.

Our effective tax rate from continuing operations decreased to 37.0% for the three months ended June 30, 2011, compared to 39.2% for the three months ended June 30, 2010.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

Results by Segment

Mass Affluent
	Three Months Ended June 30,
	2011	2010
	(in thousands)

Revenue	$23,046	$17,811

Income from continuing operations before income taxes	$6,023	$4,233

Revenue from the Mass Affluent segment increased to $23.0 million from $17.8 million and income from continuing operations before income taxes increased to $6.0 million from $4.2 million.  Edelman opened two new offices during the three months ended March 31, 2010, five new offices during the three months ended June 30, 2010, and one additional office during the three months ended September 30, 2010.  Four offices have been added in the first quarter of 2011 in Boston, Detroit and Richmond.  Investment advisory and related services fees increased to $22.0 million from $16.8 million, reflecting a $2.0 billion increase in assets under management or advisement, largely due to the opening of eight new offices in 2010 and four new offices in 2011, as well as an overall improvement in the general securities markets.  Total expenses increased to $17.0 million from $13.6 million due to higher employee compensation costs of $2.3 million, an increase of $421,000 in communications and data processing, and occupancy costs of $282,000 associated with the Edelman expansion and the increase in existing client revenue.

Other Wealth Management
	Three Months Ended June 30,
	2011	2010
	(in thousands)

Revenue	$17,994	$12,476

Income from continuing operations before income taxes	$6,263	$4,729

Revenue from Other Wealth Management increased to $18.0 million in the second quarter of 2011 from $12.5 million in the second quarter of 2010 and income from continuing operations increased to $6.3 million from $4.7 million.  Principal transactions revenue increased to $3.3 million in the second quarter of 2011 from $465,000 in the same period in the prior year, due to the acquisition of Global.  Investment advisory and related services fees increased to $7.0 million from $5.9 million reflecting an increase in the size of our client portfolios primarily due to improvement in the general securities market and the economy.  Commissions revenue also increased from $2.6 million in the second quarter of 2010 to $4.3 million in the second quarter of 2011, due to an increase in mutual fund transactions and trading transactions, reflecting an overall market improvement, as well as the acquisition of Global.  Global added an additional $1.3 million to commission revenue during the second quarter of 2011.  The increases in revenue in the quarter were offset by a decrease in sales credits from our participation in syndicate transactions from $878,000 in the second quarter of 2010 to $564,000 in the second quarter of 2011, due to fewer private placements in 2011.  Total expenses increased to $11.9 million from $8.0 million due to higher employee compensation costs of $3.4 million associated with the increase in total revenue and the acquisition of Global.  Additional expenses that increased from the second quarter of 2010 to the second quarter of 2011, due to the Global acquisition were occupancy costs, which increased by $213,000 and communications and data processing, which increased by $311,000.  Equity in income of limited partnerships decreased to $180,000 from $385,000, due to a decrease in fair value of certain private investment limited partnerships.

Prime Brokerage Services

	Three Months Ended June 30,
	2011	2010
	(in thousands)

Revenue	$-	$8,991

Income from continuing operations before income taxes	$-	$266

Revenue and income from continuing operations before income taxes decreased $9.0 million and $266,000, respectively, from 2010, due to the disposal of Concept at December 31, 2010.  Concept was the primary division associated with the Prime Brokerage Services segment.  There was minimal remaining activity for the Prime Brokerage Services division in 2011.

Corporate Support and Other

	Three Months Ended June 30,
	2011	2010
	(in thousands)

Revenue	$1,786	$147

Loss from continuing operations before income taxes	$(3,492)	$(4,170)

Revenue from Corporate Support and Other increased to $1.8 million from $147,000, and loss from continuing operations before income taxes decreased to $3.5 million from $4.2 million.  Revenue from principal transactions, which consists of changes in the values of our investment portfolios, increased to $245,000 from a loss of $607,000, due to an increase in the value of bonds held by the Company.  Total expenses increased to $11.2 million in the three months ended June 30, 2011 from $5.0 million in the three months ended June 30, 2010, due to a note receivable write-down of $4.4 million in the second quarter of 2011, an increase in employee compensation costs of $971,000, and an increase in amortization of intangibles from the Global acquisition of $620,000.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Total revenue was $84.4 million for the six months ended June 30, 2011 and $81.5 million for the same period of 2010, primarily reflecting increases of $11.9 million in investment advisory and related services revenue.  The increase is offset by decreases of $3.7 million in commission revenue, $421,000 in interest and dividends due to less interest income on the Salient note, and a decrease in principal transactions revenue of $3.9 million.  Total expenses for the first six months of 2011 increased $1.8 million or 2.4%, to $76.3 million from $74.5 million in the same quarter of the previous year principally due to an increase in amortization expense of $1.3 million, due to the Global acquisition and an increase in loss on sale of note receivable held-for-sale of $4.4 million.  The increase in expenses was partially offset, however, by a decrease in floor, brokerage, exchange and clearance fees, and occupancy expense, both related to the disposal of Concept in the fourth quarter of 2010.  Income from continuing operations, net of income taxes, attributable to The Edelman Financial Group Inc. was $7.5 million, or $0.25 per diluted common share, for the first six months of 2011 compared to $5.3 million, or $0.18 per diluted common share, for the first six months of 2010.

Revenue from investment advisory and related services increased to $56.8 million in the first six months of 2011 from $44.8 million in the same period of 2010 as a result of an increase in client assets under management or advisement.  Commission revenue decreased to $11.0 million in the first six months of 2011 from $14.7 million for the same period in 2010 as a result of a decrease in trading volume in the Prime Brokerage Services segment.  Investment banking revenue, consisting of sales credits from our participation in syndicate transactions, was $1.7 million in the first six months of 2011 and $2.4 million in the first six months of 2010, reflecting a decrease in the volume of investment banking business, in which SMH participates.  Principal transactions revenue decreased from $10.9 million for the six months ended June 30, 2010 to $7.0 million for the six months ended June 30, 2011 as the result of the disposal of Concept.  Other income decreased from $3.3 million during the first six months of 2010 to $3.0 million during the same period in 2011.

During the six months ended June 30, 2011, employee compensation and benefits increased to $48.9 million from $48.0 million in the same period last year principally due to the acquisition of Global and the additional employees added due to expansion within the Mass Affluent segment.  During the six months ended June 30, 2011, floor brokerage, exchange, and clearance fees decreased to $523,000 from $2.0 million in the same period last year due to lower commission revenue from the disposal of Concept.  Occupancy costs decreased to $5.5 million in the first six months of 2011 from $5.9 million in the same period last year, and other general and administrative expenses decreased to $8.8 million during the first six months of 2011 from $11.7 million in the same period of 2010 due to the disposal of Concept.  Amortization of other intangible assets increased to $2.1 million from $890,000 due to the acquisition of Global.

Our effective tax rate from continuing operations decreased to 38.9% for the six months ended June 30 2011, compared to 39.1% for the six months ended June 30, 2010.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

Results by Segment

Mass Affluent

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Revenue	$44,250	$34,684

Income from continuing operations before income taxes	$10,803	$8,119

Revenue from the Mass Affluent segment increased to $44.3 million from $34.7 million and income from continuing operations before income taxes increased to $10.8 million from $8.1 million.  Edelman opened two new offices during the three months ended March 31, 2010, five new offices during the three months ended June 30, 2010, and one additional office during the three months ended September 30, 2010.  Four branches were added in the first quarter of 2011 in Boston, Detroit and Richmond.  Investment advisory and related services fees increased to $42.3 million from $32.6 million, reflecting an increase in assets under management or advisement due to improvement in the general securities market, the economy and the opening of eight new offices in 2010 and four new offices in 2011.  Total expenses increased to $33.4 million from $26.6 million due to higher employee compensation costs of $5.0 million, occupancy costs of $543,000 associated with the Edelman expansion and the increase in revenue, as well as an increase in other general and administrative expenses of $885,000.

Other Wealth Management

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Revenue	$38,397	$26,089

Income from continuing operations before income taxes	$15,641	$10,128

Revenue from Other Wealth Management increased to $38.4 million in the six months ended June 30, 2011 from $26.1 million in the six months ended June 30, 2010, and income from continuing operations before income taxes increased to $15.6 million from $10.1 million.  Principal transactions revenue increased to $6.7 million in the first six months of 2011 from $956,000 in the same period in the prior year, due to the acquisition of Global, which increased principal transactions revenue by $5.8 million.  Investment advisory and related services fees increased to $14.4 million from $11.7 million reflecting an increase in assets under management or advisement, primarily due to improvement in the general securities market and the economy.  Commissions revenue also increased to $9.9 million in the first six months of 2011 from $5.5 million in the first six months of 2010, due to an increase in mutual fund transactions and trading transactions, reflecting an overall market improvement, as well as the acquisition of Global.  Global added an additional $2.7 million to commission revenue during the first six months of 2011.  Total expenses increased to $25.6 million from $16.7 million due to higher employee compensation costs of $7.1 million associated with the increase in total revenue and the acquisition of Global.  Additional expenses that increased from the first six months of 2010 to the first six months of 2011, due to the Global acquisition were occupancy costs, which increased by $505,000 and other general and administrative costs, which increased by $596,000.  Equity in income of limited partnerships increased to $2.8 million from $1.0 million. The improvement in equity in income of limited partnerships is attributable to an increase in the value of our investment in PTC Houston Management, L.P.

Prime Brokerage Services

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Revenue	$-	$18,512

Income from continuing operations before income taxes	$-	$752

Revenue and income from continuing operations before income taxes decreased $18.5 million and $752,000, respectively, from 2010, due to the disposal of Concept at December 31, 2010.  Concept was the primary division associated with the Prime Brokerage Services segment.  There was no substantial remaining activity for the Prime Brokerage Services division in 2011.

Corporate Support and Other

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Revenue	$1,773	$2,236

Loss from continuing operations before income taxes	$(8,814)	$(7,925)

Revenue from Corporate Support and Other decreased to $1.8 million from $2.2 million, and loss from continuing operations before income taxes increased to $8.8 million from $7.9 million.  Revenue from principal transactions, which consists of changes in the values of our investment portfolios, decreased to $266,000 from $596,000, due to a decrease in the value of bonds held by the Company.  Total expenses increased to $17.3 million from $13.5 million due to an increase in other general and administrative costs of $3.8 million from a write-down of a note receivable held-for-sale, and an increase in amortization of intangibles from the Global acquisition of $1.2 million.

Liquidity and Capital Resources

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, including funds needed for the Edelman expansion, (3) debt repayment, and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties.  At June 30, 2011, we had $38.7 million in cash and cash equivalents, which together with receivables from broker-dealers and clearing organizations, deposits with clearing organizations, and financial instruments, owned, at Level 1 fair value represented 13.5% of our total assets at the end of the second quarter of 2011.

Receivables turnover, calculated as annualized revenue divided by average receivables, was 1.5 for the six months ended June 30, 2011 and 2010.  The allowance for doubtful accounts as a percentage of receivables was 1.6% at June 30, 2011, compared to 1.7% at December 31, 2010.

For the six months ended June 30, 2011, net cash provided by operations was $14.1 million versus $7.3 million net cash provided by operations during the same period in 2010.  Financial instruments, owned, at fair value, decreased by $14.6 million during the first six months of 2011, securities sold, not yet purchased decreased by $9.9 million.  The change in financial instruments, owned, at fair value and securities sold, not yet purchased reflects the disposition of the remaining security positions related to the Concept services agreements.  The Company’s portfolio includes both long and short equity positions.  Our asset managers generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market and employ hedging strategies designed to insulate the net value of our portfolios from fluctuations in the general level of interest rates and equity price variances.  We finance a portion of our positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily Level 3 investments in limited partnerships, were $30.8 million at June 30, 2011, compared to $27.9 million at December 31, 2010.  This increase is the result of changes in the values of our investment portfolios.  These limited partnerships typically have a ten-year life.

Capital expenditures for the first six months of 2011 were $2.4 million, mainly for the purchase of leasehold improvements, furniture, and computer equipment, software and internally-developed software for internal-use necessary for the Edelman expansion.

SMH and GFS BD are subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At June 30, 2011, SMH had net capital of $9.7 million as defined, which was $8.8 million in excess of its required net capital of $955,000.  GFS BD had net capital of $2.5 million as defined, which was $2.4 million in excess of its required net capital of $100,000.

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

Critical Accounting Policies/Estimates

Investment – Valuation of Not Readily Marketable Financial Instruments.  Financial instruments not readily marketable consist primarily of Level 3 investments in private companies, limited partnerships, equities, options, warrants, and a bond.  Investments in private investment limited partnerships are carried at fair value and based on quarterly valuations prepared by the general partner of such partnerships, and reviewed by their valuation committee.  Investments in other limited partnerships are valued at fair value based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time.

Investments in not readily marketable securities, financial instruments with insufficient trading volumes, and financial instruments are carried at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At June 30, 2011, the investment portfolio included investments totaling $30.8 million and $27.9 million as of December 31, 2010, whose values had been estimated by the Company in the absence of readily ascertainable market values.

The Company estimates the fair value of its Level 3 investments using various valuation techniques.  The transaction price is typically its best estimate of fair value at inception.  When evidence supports a change in the carrying value, adjustments are made to reflect fair values at each measurement date.  Ongoing reviews by the Company are based on an assessment of each underlying investment, incorporating valuations that consider one or more different valuation techniques (e.g., the market approach, the income approach, or the cost approach) for which sufficient and reliable information is available.  Within Level 3, the use of market approach generally considers comparable transactions and trading multiples of comparable companies, while the use of the income approach generally consists of the net present value of the estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

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

Goodwill and Other Intangible Assets.   Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other.  ASC 350 requires that goodwill be tested for impairment between annual test dates if an event or changing circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill and other intangible assets).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805,Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

For the April 30, 2011 goodwill and other intangible assets analysis, the cash flow estimates reflect 6% revenue growth and 3% expense growth for all entities, other than Edelman entities, which were based on historical growth rates and future forecasts.  Edelman reflected higher growth rates of 17% for 2011 and 10% thereafter, based on the Edelman expansion plan to continue expansion by opening new offices throughout the country.  The discount rates utilized in the April 30, 2011 analysis ranged from 13% to 15%.  The Company also calculates estimated fair values of the reporting units utilizing multiples of earnings, book value, and assets under management of the reporting unit.  The estimated fair value using these techniques is compared with the carrying value of the reporting unit to determine if there is an indication of impairment.  A sensitivity analysis was also performed, which did not impact management’s conclusion that there is no indication of goodwill impairment.

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

Remaining amounts of goodwill at June 30, 2011 were as follows:  Edelman - $67.2 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, Leonetti - $225,000, IFS - $409,000, and Global - $10.8 million.  Future goodwill impairment tests may result in a future charge to earnings.

Other intangible assets consist primarily of customer relationships and trade names acquired in business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized on a straight line basis over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  Other intangible assets are tested for impairment by comparing expected future cash flows to the carrying amount of the intangible assets.  Indefinite lived intangible assets were tested for impairment as of April 30, 2011.  Based on the analysis performed as of April 30, 2011, there was no indication of impairment of other intangible assets.

Variable Interest Entities.

We adopted accounting changes described in ASC 810, Consolidation as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing whether to consolidate a variable interest entity and require ongoing reassessments for consolidation.  Management reevaluates the Company’s variable interest entities for consolidation or deconsolidation on a quarterly basis.  Based on management’s review of variable interest entities at June 30, 2011, there were no changes to the entities that are consolidated from the previous quarter end.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the three months ended June 30, 2011, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Our financial services business is affected by general economic conditions.  Our revenue relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management.

At June 30, 2011, financial instruments, owned, at fair value, by the Company was $32.9 million, including $3.2 million in marketable securities, $27.3 million representing the Company’s investments in limited partnerships, and $2.4 million representing other not readily marketable securities.

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

Information regarding certain of these matters is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and  in Note 11 to interim Consolidated Financial Statement.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the six  months ended June 30, 2011:

			Total number of
	Total		shares purchased	Maximum number of
	number of	Average	as part of publicly	shares that may yet
	shares	price paid	announced plans	be purchased under
Period	purchased	per share	or programs (1)	the plans or programs
January 1 to January 31, 2011	48,946	$7.20	48,946	427,378
February 1 to February 28, 2011	7,262	7.03	7,262	420,116
March 1 to March 31, 2011	14,544	6.95	14,544	405,572
April 1 to April 30, 2011	20,422	8.60	20,422	385,150
May 1 to May 31, 2011	203,929	7.90	203,929	181,221
June 1 to June 30, 2011	111,518	7.41	111,518	69,703

Total	406,621	$7.67	406,621	69,703
__________________________

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

Item 4. Submission of Matters to Voting Security Holders

      On May 25, 2011, the Company held its annual meeting of shareholders to elect nine directors to the Company’s board of directors, each for a term of one year.

At the annual meeting, each nominee was elected and the results of the votes were as follows:

	Number of	Number of	Number of
	Shares	Shares	Broker
	Voted For	Withheld	Non-Votes

George L. Ball	22,624,033	515,804	4,705,097
Richard E. Bean	23,024,183	115,654	4,705,097
Diana F. Cantor	23,044,723	95,114	4,705,097
Charles W. Duncan	22,527,975	611,862	4,705,097
Ric Edelman	22,928,970	210,867	4,705,097
Scott B. McClelland	22,527,075	612,762	4,705,097
Ben T. Morris	20,826,000	2,313,811	4,705,097
Albert W. Niemi, Jr.	20,923,541	2,216,296	4,705,097
Don A. Sanders	22,931,305	208,532	4,705,097

     The shareholders also approved the change of corporate name to The Edelman Financial Group Inc.,   ratified the appointment of Grant Thornton LLP as the Company’s independent registered accounting firm for the fiscal year 2011 and an annual advisory vote on executive compensation.  The results of these votes were as follows:

Change of corporate name to The Edelman Financial Group Inc.

Shares For	27,640,726
Shares Against	200,476
Shares Abstain	-
Broker Non-Votes	3,732

Ratification of Grant Thornton, LLP

Shares For	27,794,558
Shares Against	44,229
Shares Abstain	6,147

Advisory vote on executive compensation

Shares For	21,837,394
Shares Against	1,240,108
Shares Abstain	62,335
Broker Non-Votes	4,705,097

Advisory vote on the frequency of an advisory vote on executive compensation

One Year	9,857,830
Two Years	132,988
Three Years	9,051,276
Shares Abstain	1,320,919
Broker Non-Votes	7,481,921

Item 5. Other Information

None.

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1
Articles of Incorporation of the Company, as amended (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-30066), and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, as amended, filed June, 2011 (File No. 000-30066), and incorporated herein by reference).
†10.01
Sanders Morris Harris Group Inc. 1998 Incentive Plan as amended (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A of the Company dated May 3, 2002 (File No. 000-30066), and incorporated herein by reference).

†10.02
The Edelman Financial Group Inc. Capital Incentive Program (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-30066), and incorporated herein by reference).

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

†10.18
Sanders Morris Harris Group Inc. 2011 Senior Executive Incentive Plan (Filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K dated June 2, 2011 (File No. 000-30066), and incorporated herein by reference).

†10.19
Sanders Morris Harris Group Inc. 2011 Executive Incentive Plan (Filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K dated June 2, 2011 (File No. 000-30066), and incorporated herein by reference).

†10.20
Sanders Morris Harris Group Inc. 2011 Executive and Key Manager Restricted Stock Unit Sub-Plan (Filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K dated June 2, 2011 (File No. 000-30066), and incorporated herein by reference).

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

THE EDELMAN FINANCIAL GROUP INC.

By:	/s/ GEORGE L. BALL
George L. Ball
Chief Executive Officer

By:	/s/ RICK BERRY
Rick Berry
Chief Financial Officer

Date: August 9, 2011