Form 10-Q
period 2011-09-30
EDELMAN FINANCIAL GROUP INC.
filed 2011-11-09
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
☐ Yes  ☒ No

As of November 4, 2011, the registrant had 29,163,526 outstanding shares of common stock, par value $0.01 per share.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES
(formerly, Sanders Morris Harris Group Inc.)

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES
(formerly, Sanders Morris Harris Group Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 and December 31, 2010
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
Cash and cash equivalents	$43,566	$44,521
Restricted cash	1,148	769
Receivables from customers, net	29,570	25,143
Notes, loans and other receivables, net	70,207	87,625
Deposits with clearing organizations	1,300	2,963
Financial instruments, owned, at fair value	29,912	40,506
Other investments	1,031	1,185
Furniture, equipment, and leasehold improvements, net	11,294	11,877
Other assets and prepaid expenses	3,494	2,886
Goodwill, net	84,676	84,713
Other intangible assets, net	61,079	63,704
Total assets	$337,277	$365,892

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$41,152	$43,447
Borrowings	20,584	24,995
Deferred tax liability, net	18,027	22,850
Payable to broker-dealers and clearing organizations	425	-
Securities sold, not yet purchased	-	10,242
Total liabilities	80,188	101,534

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares
authorized; 30,777,430 and 30,544,092 shares issued,
respectively	308	305
Additional paid-in capital	246,080	244,674
Accumulated deficit	(11,490)	(11,803)
Treasury stock, at cost, 1,613,814 and 1,207,193 shares, respectively	(9,674)	(6,555)
Total The Edelman Financial Group Inc. shareholders' equity	225,224	226,621
Noncontrolling interest	31,865	37,737
Total equity	257,089	264,358
Total liabilities and equity	$337,277	$365,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES
(formerly, Sanders Morris Harris Group Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue:
Investment advisory and related services	$29,840	$23,844	$86,598	$68,654
Commissions	4,491	5,953	15,507	20,682
Principal transactions	2,008	2,968	9,010	13,862
Investment banking	2,037	499	3,696	2,890
Interest and dividends	2,204	2,428	7,152	7,797
Other income	1,129	1,240	4,166	4,568
Total revenue	41,709	36,932	126,129	118,453

Expenses:
Employee compensation and benefits	24,089	20,940	73,088	68,946
Floor brokerage, exchange, and clearance fees	188	769	711	2,763
Communications and data processing	2,660	2,764	7,610	7,865
Occupancy	2,790	3,103	8,328	8,985
Interest	486	479	1,592	1,402
Amortization of other intangible assets	1,118	445	3,264	1,335
Loss on note receivable held-for-sale	-	-	4,375	-
Other general and administrative	6,467	5,658	15,159	17,383
Total expenses	37,798	34,158	114,127	108,679

Income from continuing operations before equity in income (loss) of limited partnerships and income taxes	3,911	2,774	12,002	9,774
Equity in income (loss) of limited partnerships	(4,861)	1,525	4,677	5,599
Income (loss) from continuing operations before income taxes	(950)	4,299	16,679	15,373
Provision (benefit) for income taxes	(801)	1,157	3,995	4,567
Income (loss) from continuing operations, net of income taxes	(149)	3,142	12,684	10,806
Loss from discontinued operations, net of income taxes of $(213), $(470), $(762) and $(1,692), respectively	(333)	(736)	(1,193)	(2,646)
Net income (loss)	(482)	2,406	11,491	8,160
Less: Net income attributable to the noncontrolling interest	(1,500)	(1,262)	(6,794)	(3,631)
Net income (loss) attributable to The Edelman Financial Group Inc.	$(1,982)	$1,144	$4,697	$4,529

Basic earnings (loss) per common share:
Continuing operations	$(0.06)	$0.06	$0.20	$0.24
Discontinued operations	(0.01)	(0.02)	(0.04)	(0.09)
Net earnings (loss)	$(0.07)	$0.04	$0.16	$0.15

Diluted earnings (loss) per common share:
Continuing operations	$(0.06)	$0.06	$0.20	$0.24
Discontinued operations	(0.01)	(0.02)	(0.04)	(0.09)
Net earnings (loss)	$(0.07)	$0.04	$0.16	$0.15

Weighted average common shares outstanding:
Basic	28,994	29,153	29,103	29,519
Diluted	28,994	29,155	29,897	29,524

Amounts attributable to The Edelman Financial Group Inc. common shareholders:
Income (loss) from continuing operations, net of income taxes	$(1,649)	$1,880	$5,890	$7,175
Loss from discontinued operations, net of income taxes	(333)	(736)	(1,193)	(2,646)
Net income (loss)	$(1,982)	$1,144	$4,697	$4,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES
(formerly, Sanders Morris Harris Group Inc.)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2011
(in thousands, except share and per share amounts)
(unaudited)

	Amounts	Shares

Common stock:
Balance, beginning of period	$305	30,544,092
Stock issued pursuant to stock-based compensation plans	3	233,248
Balance, end of period	308	30,777,340
Additional paid-in capital:
Balance, beginning of period	244,674
Stock issued pursuant to stock-based compensation plans; including tax benefit	1,046
Tax adjustment related to stock-based compensation plans	(237)
Stock-based compensation expense	597
Balance, end of period	246,080
Accumulated deficit:
Balance, beginning of period	(11,803)
Cash dividends ($0.15 per share)	(4,384)
Net income attributable to The Edelman Financial Group Inc.	4,697
Balance, end of period	(11,490)
Treasury stock:
Balance, beginning of period	(6,555)	(1,207,193)
Acquisition of treasury stock	(3,119)	(406,621)
Balance, end of period	(9,674)	(1,613,814)
Noncontrolling interest:
Balance, beginning of period	37,737
Distributions	(12,666)
Net income attributable to the noncontrolling interest	6,794
Balance, end of period	31,865
Total equity and common shares outstanding	$257,089	29,163,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES
(formerly, Sanders Morris Harris Group Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,491	$8,160
Adjustments to reconcile net income to net cash provided by
operating activities:
Loss on sale of assets	1,470	1
Loss on note receivable held-for-sale	4,375	-
Depreciation	2,904	3,255
Provision for bad debts	1,230	1,874
Stock-based compensation expense	2,647	1,965
Amortization of other intangible assets	3,264	1,335
Deferred income taxes	(4,823)	4,343
Equity in income of limited partnerships	(4,677)	(5,331)
Unrealized and realized (gains) losses on not readily marketable
financial instruments owned, net	306	(759)
Net change in:
Restricted cash	(379)	700
Receivables from customers, net	(4,329)	(2,084)
Notes, loans and other receivables, net	10,317	(6,228)
Deposits with clearing organizations	1,663	554
Financial instruments, owned, at fair value	9,652	6,675
Other assets and prepaid expenses	(608)	(814)
Accounts payable and accrued liabilities	(4,414)	(3,447)
Securities sold, not yet purchased	(10,242)	(1,388)
Payable to broker-dealers and clearing organizations	425	(22)
Net cash provided by operating activities	20,272	8,789
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,543)	(2,404)
Internally developed software expenditures	(639)	-
Acquisitions	-	(750)
Cumulative effect of adoption of a new accounting principle	-	344
Purchases of not readily marketable financial instruments, owned	(20)	(149)
Notes issued to Concept Capital Holdings, LLC	(3,755)	(1,155)
Proceeds from sales of not readily marketable financial instruments, owned	9,462	3,743
Proceeds from sale of assets	27	8
Net cash provided by (used in) investing activities	2,532	(363)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(3,119)	(5,695)
Proceeds from shares issued pursuant to stock-based compensation plans	1,012	86
Tax adjustment related to stock-based compensation plans	(200)	693
Cash settlement of stock options	-	(140)
Repayment of borrowings	(4,411)	(5,357)
Distributions to noncontrolling interest	(12,666)	(2,137)
Payments of cash dividends	(4,375)	(3,934)
Net cash used in financing activities	(23,759)	(16,484)
Net decrease in cash and cash equivalents	(955)	(8,058)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,521	40,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,566	$32,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES
(formerly, Sanders Morris Harris Group Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations

The Edelman Financial Group Inc. (“TEFG” or “the Company”), formerly, Sanders Morris Harris Group Inc., provides wealth management services, including investment advice, investment management and financial planning.  The Company’s operating subsidiaries include Sanders Morris Harris Inc. (formerly SMH Capital Inc.) (“SMH”), SMH Capital Advisors, Inc. (“SMH Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), Miller-Green Financial Services, Inc. (“Miller-Green”), Kissinger Financial Services, a division of SMH, (“Kissinger”), Investor Financial Solutions, LLC (“IFS”), Global Financial Services, LLC (“GFS BD”) and GFS Advisors, LLC (“GFS IA”) (and together with GFS BD, “Global”).  The Company serves a diverse group of clients primarily in North America.

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

On January 1, 2010, we deconsolidated one of the Company’s investments as a result of the foregoing change in accounting policy. This entity had previously been consolidated due to financial support provided by the Company. The Company does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. Consequently, subsequent to the change in accounting policy, the Company deconsolidated this entity.  The Company has accounted for this limited partnership investment at fair value since January 1, 2010.  This investment is now reported on the Condensed Consolidated Balance Sheets within “Financial instruments, owned, at fair value”, with the change in fair value included in “Equity in income (loss) of limited partnerships” on the Condensed Consolidated Statements of Operations.  In prior periods, this entity’s results, assets, and liabilities were reflected in each of the Company’s line items on the Condensed Consolidated Statements of Operations and Balance Sheets.  The Company recorded a $4.6 million cumulative adjustment to accumulated deficit that represents the fair value of this limited partnership at January 1, 2010.  The fair value of this investment is $17.8 million at September 30, 2011, which is also the Company’s maximum exposure to loss from this nonconsolidated VIE.

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

During the second quarter of 2011, management made the decision to sell its interest in the professional sports agencies.  The sale has not been completed as of September 30, 2011, however, the results of operations for 2011 and 2010 of the entities have been included in “Loss from discontinued operations” on the Condensed Consolidated Statements of Operations.

Another VIE was identified by management that the Company does not have the power to direct the activities; therefore, this investment remains unconsolidated as of September 30, 2011.  The cost of this investment is $900,000 and is recorded in “Other investments,” at cost as of September 30, 2011.  The Company has no requirement to provide additional funding to this entity, and $1.8 million is the Company’s maximum loss exposure, including $920,000 in notes receivable.

Concept Capital Holdings, LLC (“CCH”) and Madison Williams (“Madison”) are two additional VIEs that are former divisions of the Company that were previously consolidated, but due to the spin-offs that occurred in 2009 for Madison and in 2010 for the Concept Capital division of SMH (“Concept”), the new entities formed due to the spin-off are not consolidated.  Management does not have the power to direct the activities of either Concept or Madison. The fair value of these investments is $1.0 million and $0, respectively as of September 30, 2011.  The investments are recorded in “Financial instruments, owned, at fair value”.

The Company has a contractual requirement to provide additional financial support to CCH in the approximate amount of $245,000, and has no such requirement for Madison as of September 30, 2011.  The Company does not intend to provide significant financial support in the future to CCH or Madison.  The Company’s maximum exposure to loss for Concept is the value of the equity investment in Concept of $1.0 million and two note receivables from Concept with a total balance of $5.5 million, including accrued interest as of September 30, 2011.

All assets held related to Madison have been written off as of September 30, 2011, including equity in Madison of $6.5 million as of September 30, 2011, and a related-party receivable with Madison, in the amount of $1.4 million for sublease and other expenses billed to Madison by SMH.  Madison notified the Financial Industry Regulatory Authority (“FINRA”) on September 27, 2011, that it had a net capital violation and would not be able to cure the capital deficiency and operate in future periods.  There is no additional exposure to loss related to Madison as of September 30, 2011.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010, our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, our Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2011, and our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010.  All adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, restricted cash, receivables from customers, deposits with clearing organizations, other assets and prepaid expenses, and accounts payable and accrued liabilities approximate cost due to the short period of time to maturity.  Financial instruments, owned, at fair value, securities sold, not yet purchased, and payable to broker-dealers and clearing organizations are carried at their fair values.  The carrying amount of our borrowings approximates fair value because the interest rate is variable and, accordingly, approximates current market rates.

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

New Authoritative Accounting Guidance

ASU No. 2011-02, Receivables (Accounting Standards Codification (“ASC”) Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, amends Accounting Standards Update (“ASU”) No. 2011-01, Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the date when public-entity creditors are required to provide the new disclosures for troubled debt restructurings in ASU 2010-20. That deferral ended when the FASB issued ASU 2011-02 to clarify what constitutes a troubled debt restructuring. The deferral in ASU 2011-01 does not affect the effective date of the other disclosure requirements in ASU 2010-20.  The requirements within ASU 2011-02 are to be applied retrospectively for annual periods ending on or after December 15, 2012, to restructurings occurring on or after the beginning of the fiscal year of adoption, or 2012 for the Company.  The Company does not expect a material impact on the Company’s consolidated financial statements, upon implementation.

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

ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provides guidance on measuring financial instruments that are managed on a net portfolio basis.  Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements.  The amendments are effective January 1, 2012 and will be applied prospectively.  We are currently evaluating the impact, if any that these updates will have on the Company’s consolidated financial statements, upon implementation.

ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.  ASU 2011-05 changes the presentation of Accumulated Other Comprehensive Income to no longer permit presentation on the statement of stockholders equity, but must be presented on the income statement, with the other comprehensive income items shown and total comprehensive income.  Companies also have the option to present comprehensive income on a separate statement.  The guidance is effective in interim and annual periods, beginning January 1, 2012, and will be applied prospectively.  The Company expects a change in the presentation of the consolidated statement of operations and the statement of change in equity, upon implementation.

ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350) – Intangibles – Goodwill and Other, ASU 2011-08 simplified the current two-step goodwill impairment test previously required by ASC 350-20, by permitting entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the goodwill impairment test; otherwise, no further impairment test would be required.  The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal periods beginning after December 15, 2011.  All entities have the option to early adopt the amended guidance.  As the 2011 annual impairment test was completed as of April 30, 2011, the guidance will not be adopted early for 2011, but will be applied to the 2012 impairment test.

2.	ACQUISITIONS AND DISPOSITIONS

Acquisitions

On January 1, 2010, the Company completed the acquisition of a 51% interest in IFS, a wealth management firm based in Huntington Beach, California for consideration of $1.1 million, $750,000 of which was payable at acquisition with the remainder, subject to adjustment based on gross revenue of IFS during the three months ended June 30, 2011, and was paid in the amount of $355,000 in July 2011.  The remeasurement calculation was based on revenue of IFS for the measurement period, which is the three months ended June 30, 2011.  The acquisition-related costs of the IFS acquisition were not material, as internal legal counsel was utilized for this acquisition.

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

The initial consideration for the Global purchase was $18.0 million, of which $15.0 million was paid in cash and $3.0 million was paid in shares of TEFG common stock, with a fair value on acquisition date of $2.4 million, including a discount for a twelve month lock-up period on the stock issued.  The initial consideration is subject to upward adjustment by a maximum amount of $4.5 million based on Global achieving adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) in 2011 and/or 2012 in excess of $5.0 million, and further upward adjustment based on the compounded annual growth rate of Global’s EBITDA achieved in 2012, 2013, and 2014, for a maximum of $9.6 million if the top tier thresholds are achieved.  The fair value of the earn out and the compounded annual growth rate (“CAGR”) future consideration is $7.9 million at September 30, 2011, and is recorded as a liability in the Company’s Condensed Consolidated Balance Sheets.  Payments, if any, on the estimated earnout are due in 2012 and 2013. The total fair value of consideration was $25.3 million, which exceeded the fair value of the net assets acquired.

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

In addition to the net assets acquired, an indemnification asset was recognized as of December 31, 2010 for the indemnification of TEFG for uncertain tax liability payments that resulted from tax years before 2010. An asset in the amount of $282,000 was recorded, in the same amount of the corresponding uncertain tax liability recorded by Global as of December 31, 2010, and is included in “Notes, loans and other receivables, net.”  The estimated uncertain tax position liability was subsequently reduced to $136,000 during the third quarter of 2011, along with the offsetting indemnification asset.  Goodwill including $1.4 million for assembled workforce represents the value expected from the synergies and economies of scale created from combining Global’s broker-dealer and advisory businesses with our full-service firm.   All of the goodwill associated with the Global acquisition is expected to be deductible for tax purposes.  The acquisition was conducted in an arm’s length transaction to expand the Company’s high net worth business.  The Global acquisition was accounted for using the acquisition method and, accordingly, the financial information of Global has been included in the Company’s condensed consolidated financial statements from December 31, 2010.  The pro forma combined historical results as if the Global acquisition had been included in operations commencing January 1, 2010 are as follows (unaudited):

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands, except per share amounts)

Total revenue	$126,129	$132,096
Net income attributable to The Edelman Financial Group Inc.	4,697	4,828
Earnings per common share - Income from continuing operations, net of income taxes:
Basic	$0.20	$0.16
Diluted	$0.20	$0.16

Dispositions

In March 2010, the Company entered into an agreement with the principals of CCH pursuant to which we agreed to contribute certain of the assets, properties, and other rights pertaining to CCH, including the prime brokerage, research and capital markets, fund accounting and administration, and research library businesses to Concept Capital Markets, LLC (“CCM”) and Concept Capital Administration, LLC (“CCAdmin”), two new entities formed by the principals of Concept.    The Washington Research Group of Concept was sold during the fourth quarter of 2010 prior to the spin-off of Concept. The operations for the three and nine months ended September 30, 2010, of the Washington Research Group were reclassified to discontinued operations and were previously within the “Prime Brokerage Services” segment.  The Company retains a 24% capital interest and 43.48% profit and loss interest in CCH, the parent company of CCM, and a 43.48% member interest in CCAdmin. The terms of the transaction provide generally that the Company retains 50% of the cash and cash equivalents and net security positions held by CCH at closing.  Current members of management of CCH retained the remaining interests in the new entities.  Due to the amount of ownership retained in CCH, the ongoing service agreements between the two entities and the additional commitment of $245,000 to fund the remainder of the second note, remaining operations of Concept are included within continuing operations for all periods presented.

The spin-off transaction closed on December 31, 2010, following approval by FINRA of a new member application by CCM and a continuing membership application by the Company.  In addition to the capital and profits interests in CCM and CCAdmin, the Company on (a) March 1, 2010, purchased from CCH, at its face value, a note in the principal amount of $1.2 million and (b) on December 31, 2010, purchased from CCH a second note in the principal amount of $500,000, with additional funding amounts committed, generally equal to 50% of the sum of cash and cash equivalents and net security positions of CCH on December 31, 2010.  The following additional fundings were made on the second note, pursuant to the note agreement, with an additional funding commitment remaining of $245,000 as of September 30, 2011:  $1.5 million funded on March 22, 2011, $1.5 million funded on May 31, 2011 and $755,000 funded in the third quarter of 2011.  The loss on the contribution of CCH’s assets as of December 31, 2010 was $1.2 million and was recorded during the fourth quarter of 2010.  Additional losses were recorded for $255,000 for each of the first and second quarters of 2011 and $85,000 in the third quarter of 2011, related to discounts on the additional fundings of the second note. Discounts on the first and second notes were recorded since the interest on the notes is less than a market rate for similar debt.  The Company incurred additional charges totaling $624,000 during the third quarter related to the final closure adjustments for the Concept business.  The losses on contributions of CCH’s assets, including the note discounts, were recorded in “Other general and administrative” in the Condensed Consolidated Statements of Operations.

3.	FINANCIAL INSTRUMENTS, OWNED, AT FAIR VALUE AND SECURITIES SOLD, NOT YET PURCHASED

The following table sets forth by level within the fair value hierarchy financial instruments, owned, at fair value and securities sold, not yet purchased as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investments at fair value:
Corporate stocks and options	$4,554	$-	$505	$5,059
Corporate bonds	-	207	-	207
Limited partnerships-consolidated management companies	-	-	1,240	1,240
Limited partnerships-other	-	-	22,323	22,323
Warrants	-	1,083	-	1,083
Total financial instruments, owned, at fair value	$4,554	$1,290	$24,068	$29,912

Securities sold, not yet purchased:
Corporate stocks and options	$-	$-	$-	$-
Total securities sold, not yet purchased	$-	$-	$-	$-

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

Level 3 investments consist of investments in limited partnerships, stocks, options, and warrants. The Company is restricted from exiting their investments in limited partnerships-consolidated management companies (“private investment limited partnerships”) prior to dissolution of the partnership; however, limited partners can sell their interest in the private investment limited partnerships to qualified investors. The Company does not intend to exit the private investment limited partnerships until dissolution.  The Company expects to receive its interests in the private investment limited partnerships over the remaining one to ten year life of the private investment limited partnerships.  Unfunded commitments in the private investment limited partnerships were $321,000 as of September 30, 2011.  In accordance with FASB ASC Topic 323, Investments – Equity Method and Joint Ventures, direct investments in limited partnerships are accounted for using the equity method which approximates fair value.  Proprietary investments in limited partnerships held by the Company’s broker-dealer subsidiary are accounted for at fair value.  Investments in limited partnerships – other principally consists of investments in PTC Houston Management, L.P. (“PTC”), CCM and Madison.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments, owned for the nine months ended September 30, 2011:

	Limited Partnerships
	Consolidated	Limited
	Management	Partnerships		Stocks and
	Companies	Other	Warrants	Options	Bond	Total
	(in thousands)

Balance, beginning of period	$4,459	$19,686	$11	$142	$356	$24,654
Unrealized gains (losses) relating to financial instruments still held at the reporting date	281	4,490	(7)	359	-	5,123
Purchases	-	4,000	-	-	-	4,000
Transfers	-	-	(4)	4	-	-
Sales	(3,500)	(5,853)	-	-	(356)	(9,709)
Balance, end of period	$1,240	$22,323	$-	$505	$-	$24,068

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no significant transfers into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2011.

Net unrealized gains (losses) for Level 3 financial instruments, owned are a component of “Principal transactions” and “Equity in income (loss) of limited partnerships” in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
		Equity in Income		Equity in Income
	Principal	(Loss) of Limited	Principal	(Loss) of Limited
	Transactions	Partnerships	Transactions	Partnerships
	(in thousands)		(in thousands)

Unrealized gains (losses) relating to financial instruments still held at the reporting date	$(211)	$(1,267)	$238	$4,885

At September 30, 2011, the Company had $131,000 and $900,000 in other investments that are valued using the equity method and cost basis, respectively.  The fair value of these investments has not been estimated since there are no events or changes in circumstances that may have a significant adverse effect on the fair value, and it is not practicable to estimate the fair value of these investments.

4.	RECEIVABLES FROM CUSTOMERS AND NOTES, LOANS, AND OTHER RECEIVABLES, NET

	September 30,	December 31,
	2011	2010
	(in thousands)

Receivables from customers	$30,096	$25,783
Allowances for bad debts	(526)	(640)
Receivables from customers, net	$29,570	$25,143

Notes Receivable:
Nonaffiliates	$3,860	$4,791
Employees and executives	1,659	2,090
Other affiliates	4,946	9,757
Receivables from affiliated limited partnerships	1,728	73
Receivables from other affiliates	2,207	6,892
Receivable from Endowment Advisers	57,039	60,978
Current tax receivable	-	4,387
Allowances for bad debts	(1,232)	(1,343)
Notes, loans and other receivables, net	$70,207	$87,625

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

CCH issued two uncollateralized notes during 2010, in connection with the Concept transaction.  See “Note 2 – Acquisitions and Dispositions.”  These notes bear a fixed interest rate at the applicable federal rate for instruments with a term of over ten years provided under Section 1274(d) of the Internal Revenue Code of 1986 on the closing date of December 31, 2010.  A discount on the notes purchased in 2010 was recorded in the amount of $282,000 at December 31, 2010, and a discount on the amount funded in 2011 was recorded in the amount of $595,000 for the nine months ended September 30, 2011, based on the difference in market interest rates at the date of issuance and the stated rate of interest on the notes.  The discounts are recorded as a loss on contribution of Concept’s assets, as part of the disposition.  The principal balance on the notes is due in full on the maturity date of December 31, 2020.

At December 31, 2010, notes receivable from other affiliates primarily consisted of an $8.0 million uncollateralized note issued by Madison to the Company in connection with the spin-off of Madison in 2009.  This note bore interest at 6% and the principal balance was due in full on the maturity date of December 9, 2019.  During the second quarter of 2011, management determined that the note would be sold to a third-party for less than the face value of the note.  Management evaluated a transaction to sell or contribute the note to a partnership and the interest accrued with a balance of $8.8 million as of June 30, 2011, for half of the principal and accrued interest balances.  The note and accrued interest were reclassified to held-for-sale as of June 30, 2011, and recorded at the lower of cost or fair value less cost to sell.  A $4.4 million loss on the note receivable held-for-sale was recorded during the three months ended June 30, 2011, and is included on the Condensed Consolidated Statement of Operations in “Loss on note receivable held-for-sale”.   The note receivable was also placed on nonaccrual status as of June 30, 2011, due to the deterioration of the credit quality of the receivable during the second quarter of 2011.

In mid-August 2011, the proposed transaction to sell the Madison receivable terminated.  Madison was recapitalized, including receiving an additional $3.0 million from a third-party investor in the form of debt to increase the viability of Madison.  At the time of the recapitalization, the Madison note was forgiven in a troubled debt restructuring since the loan could not be sold in the initial proposed transaction from the second quarter.  In exchange for forgiveness of the Madison note, the Company received newly-issued preferred Series D membership units in Madison with a value of $4.0 million.  The remaining balance of the Madison note and accrued interest classified as held-for-sale as of June 30, 2011, in the amount of $4.4 million, was written off and the Series D units were recorded at $4.0 million, resulting in a loss on troubled debt restructuring of $375,000, included within “Equity in income (loss) of limited partnerships” in the third quarter of 2011.

On September 27, 2011, Madison notified FINRA and the investors in Madison of a net capital violation, which has not and is not expected to be cured as of the issuance date of this report.  Based on Madison’s balance sheet as of September 30, 2011, there are not sufficient assets available to pay their debts and other working capital needs.  Therefore, management wrote off the value of the Series D preferred units received from the troubled debt restructuring of $4.0 million, within “Equity in income (loss) from limited partnerships” during the three months ended September 30, 2011.  In addition to the write-down of the Series D units to $0, management also wrote down $2.5 million of Series A units that represent the remaining interests in Madison from the spin-off of Madison in 2009 during the three months ended September 30, 2011.  A related party receivable from Madison to SMH for a sublease and other expenses that were billed to Madison was also written off in the third quarter of 2011, in the amount of $1.4 million within “Other general and administrative” expenses on the Condensed Consolidated Statements of Operations.  There are no remaining receivables or other expected losses, investments in, or funding commitments to Madison as of September 30, 2011.

The Company has two notes receivable on nonaccrual status as of September 30, 2011, due to nonpayment on the notes.  One note in the amount of $920,000 does not have an allowance as of September 30, 2011, since the accrued interest through the date the note was placed on nonaccrual was paid in the second quarter of 2011.  Although management believes the remaining interest is not recoverable, the loan principal appears to be collectible as of September 30, 2011, and as such the note is carried at its net realizable value.  The other note receivable on nonaccrual status in the amount of $233,000 as of September 30, 2011, is fully reserved within the allowance for doubtful accounts. Accounts over 90 days past due are monitored at least quarterly by management.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill and other intangible assets were as follows:

	Nine Months Ended September 30, 2011
			Amortizable Intangible Assets:
					Internally		Total Other
			Covenants Not	Customer	Developed		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Software	Subtotal	Assets
	(in thousands)

Balance, beginning of period	$84,713	$26,636	$4,814	$32,254	$-	$37,068	$63,704
Internally developed software - internal use	-	-	-	-	639	639	639
Goodwill adjustment	(37)	-	-	-	-	-	-
Amortization of other intangible assets	-	-	(1,023)	(2,170)	(71)	(3,264)	(3,264)
Balance, end of period	$84,676	$26,636	$3,791	$30,084	$568	$34,443	$61,079

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

As of September 30, 2011, the remaining weighted-average amortization period was 2.88 years for covenants not to compete, 10.52 years for customer relationships, and 2.67 years for internally developed software included in the table above.

The following table shows estimated future amortization expense related to these intangible assets (in thousands):

2011	$1,118
2012	4,449
2013	4,445
2014	3,721
2015	2,919
Thereafter	17,791

6.	BORROWINGS

In May 2009, the Company borrowed $25.0 million under a credit agreement with a bank.  The maturity date was October 31, 2012, and included interest at the greater of the prime rate or 5%.  Principal of $1.8 million plus interest was payable quarterly.   The credit agreement was amended and restated on December 31, 2010 to extend the maturity date to December 31, 2014, with the same loan commitment of $25.0 million and the same interest rate of the greater of prime rate or 5%.  Principal of $1.5 million plus interest is due quarterly.  The additional proceeds of the loan of $11.9 million were used to complete the Global acquisition.  The credit agreement is secured by substantially all of the assets of the Company, other than the assets of SMH and GFS BD.  The credit agreement contains various covenants customary for transactions of this type including the requirement that the Company maintain minimum financial ratios, net worth, liquid assets, and cash balances, as well as minimum assets under management, and meet monthly, quarterly, and annual reporting requirements.  The credit agreement also contains covenants that restrict the ability of the Company, among other things, to incur indebtedness, pay dividends or distributions, make capital expenditures and other restricted payments, including investments, and consummate asset sales.  At September 30, 2011, the Company was in compliance with all covenants.

7.	INCOME TAXES

The difference between the effective tax rate reflected in the income tax provision from continuing operations attributable to the Company and the statutory federal rate is analyzed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Expected federal tax at statutory rate of 34%	$(833)	$1,033	$3,361	$3,992
State and other income taxes	32	124	634	575
Total	$(801)	$1,157	$3,995	$4,567

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

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examination by the taxing authorities for years before 2008.  The Company files in several state tax jurisdictions.  The Company is no longer subject to state income tax examination by the taxing authorities for years before 2007.  The Company’s uncertain tax position that was recorded by Global as of December 31, 2010 in the amount of $282,000 was reduced to $136,000 to reflect the estimate as of September 30, 2011. The reduction was a result of 2006 no longer being subject to state income tax examination by the taxing authorities.

8.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has three types of stock-based compensation awards:  (1) stock options, (2) restricted common stock and (3) restricted stock units.

The following table sets forth pertinent information regarding stock option transactions for the nine months ended September 30, 2011:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2011	360,000	$12.40
Granted	-	-
Exercised	(45,000)	5.63
Cancelled/Forfeited	-	-
Outstanding at September 30, 2011	315,000	13.37

Options exercisable at September 30, 2011	315,000	13.37

Incentive award shares available for grant at September 30, 2011	2,345,472

During the nine months ended September 30, 2011 and 2010, 45,000 and 17,807 options were exercised for which the Company received proceeds of $253,000 and $86,000, respectively.  The Company did not recognize pretax compensation expense, during the nine months ended September 30, 2011 and 2010, related to stock options as all of the options are fully vested.  There was no unrecognized stock-based compensation expense related to stock options at September 30, 2011 and 2010.

The following table summarizes certain information related to restricted common stock grants at September 30, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2011	291,365	$7.53

Nonvested at September 30, 2011	179,472	6.41

For the nine months ended September 30, 2011:

Granted	81,214	7.32

Vested	192,474	8.48

Forfeited	633	10.05

The Company recognized pretax compensation expense of $182,000 and $407,000 during the three months ended September 30, 2011 and 2010, and $597,000 and $1.5 million during the nine months ended September 30, 2011 and 2010, respectively, related to its restricted common stock plan.  At September 30, 2011, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock was $811,000 and is expected to be recognized over the next 4.25 years.

In 2010 and 2011, new executive and key manager incentive stock unit plans were adopted, effective January 1, 2010 and 2011, respectively.  In calculating the value of an award, the value of each restricted stock unit is equal to the closing price of a share of stock on the last trading day on the date of grant.  A participant in the plan has no rights as a stockholder of the Company, no dividend rights and no voting rights with respect to the restricted stock units.  No adjustments will be made to any outstanding awards for cash dividends paid on shares during the performance period in which they are earned.  Awards vest and become non-forfeitable over a three-year period.

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

The following table summarizes certain information related to restricted stock unit grants at September 30, 2011:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at January 1, 2011	-	$-

Nonvested at September 30, 2011	322,992	6.98

For the nine months ended September 30, 2011:

Granted (Restricted stock units)	430,659	6.98

Vested (Units converted to common shares)	107,667	6.98

We determined that the service inception date precedes the grant date for restricted stock units granted as part of the incentive stock unit plans, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. The Company recognized pretax compensation expense of $818,000 and $72,000 during the three months ended September 30, 2011 and 2010 and $2.0 million and $501,000 during the nine months ended September 30, 2011 and 2010, respectively, related to its restricted stock unit plans.  At September 30, 2011, total unrecognized compensation cost, related to nonvested restricted stock units was $3.4 million for the 2010 and 2011 executive and manager incentive stock unit plans, and  is expected to be recognized over the next 3.4 years.

9.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock. On May 27, 2010, the Company’s board of directors approved the repurchase of up to another 1,000,000 shares of the Company’s common stock, subject to a maximum expenditure of $2.5 million under the credit agreement.  Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices.  Such repurchases are accounted for using the cost method.  In April 2011, a waiver from the bank was obtained to approve the repurchase of $2.5 million of treasury shares.  The Company repurchased 406,621 shares of its common stock at an average price of $7.67 per share during the nine months ended September 30, 2011, related to this program.

10.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Income (loss) from continuing operations, net of income taxes	$(1,649)	$1,880	$5,890	$7,175
Loss from discontinued operations, net of income taxes	(333)	(736)	(1,193)	(2,646)
Net income (loss) attributable to the Company	(1,982)	$1,144	$4,697	$4,529

Basic earnings (loss) per common share:
Continuing operations	$(0.06)	$0.06	$0.20	$0.24
Discontinued operations	(0.01)	(0.02)	(0.04)	(0.09)
Net earnings (loss)	$(0.07)	$0.04	$0.16	$0.15

Diluted earnings (loss) per common share:
Continuing operations	$(0.06)	$0.06	$0.20	$0.24
Discontinued operations	(0.01)	(0.02)	(0.04)	(0.09)
Net earnings (loss)	$(0.07)	$0.04	$0.16	$0.15

Weighted average number of common shares outstanding:
Basic	28,994	29,153	29,103	29,519
Potential dilutive effect of stock-based awards	-	2	794	5
Diluted	28,994	29,155	29,897	29,524

Outstanding stock options of 315,000 and 365,000 for the three months ended September 30, 2011 and 2010 respectively, have not been included in diluted earnings per common share because to do so would have been anti-dilutive for the periods presented. Outstanding stock options of 305,000 and 365,000 for the nine months ended September 30, 2011 and 2010 respectively, have not been included in diluted earnings per common share because to do so would have been anti-dilutive for the periods presented. Warrants outstanding at September 30, 2011 and 2010, to purchase shares of common stock in an aggregate value of up to $7.5 million at an exercise price of $5.75 per common share have been included in diluted earnings per common share for the nine months ended September 30, 2011. These warrants have not been included in diluted earnings per common share for the three months ended September 30, 2011 and 2010 and the nine months ended September 30. 2010, because to do so would have been anti-dilutive for these periods.

Participating restricted common stock is included in the basic and diluted share. Restriced stock units are nonparticipating; therefore, they are included in the diluted weighted average number of common shares only for the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010. The restricted stock units are not included in the three months ended September 30, 2011, because to do so would have been anti-dilutive for this period.

11.	COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $245,000, $230,000, $230,000, and $48,000 to the owners of four of the offices that we lease to secure payment of our lease obligations for those facilities.

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

The Company is a defendant in certain litigation incidental to its securities and underwriting business.  The Company accounts for litigation losses in accordance with ASC 450, "Contingencies." Under ASC 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. A contingent liability of approximately $250,000 has been recorded at September 30, 2011, for these proceedings and exposures. This contingent liability represents management's best estimate of probable loss, as defined by ASC 450, "Contingencies.” Loss contingencies do not include the costs of investigating and defending claims.

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

The Other Wealth Management segment includes the branch offices of SMH and Global—full service broker-dealers serving the investment management needs of high net worth investors in North America—as well as affiliated wealth managers and registered investment advisors (RIAs) wholly or partially owned by the Company.  The Other Wealth Management businesses earn commission revenue from the sale of equity, fixed income, mutual fund, and annuity products and advisory fees based on the amount of client assets under management.  In addition, performance fees may be earned for exceeding performance benchmarks for the investment portfolios in the limited partnerships that we manage.  The Other Wealth Management segment also earns revenue from net interest on customers’ margin loan and credit account balances and sales credits from the distribution of syndicate products.

The Prime Brokerage Services division of the Institutional Services segment, consisting of Concept, generally provided trade execution, clearing and custody services mainly through Goldman Sachs, and other back-office services to hedge funds and other professional traders. Prime Brokerage revenue consisted of commissions and principal credits earned on equity and fixed income transactions, interest income from securities lending services to customers, and net interest on customers’ margin loan and credit account balances.  These services in 2010 were provided through Concept, which was largely disposed of during the fourth quarter of 2010.  The Company is not considered the primary beneficiary of Concept under VIE accounting guidance after the disposal; therefore, Concept is not consolidated.  However, since the Company is still considered to have significant influence, under the accounting guidance for equity method investments, due to the Company’s 24% remaining equity interest in Concept, the results of operations for Concept remain within continuing operations for all periods presented within the Prime Brokerage segment.

The Corporate Support and Other segment includes realized and unrealized gains and losses on the Company’s investment portfolios, and interest and dividends earned on our cash and securities positions. Unallocated corporate revenue and expenses are included in the Corporate Support and Other segment.  Revenue from sports representation and management services performed by Select Sports Group, Ltd. (“SSG”) and 10 Sports were also included in Corporate Support and Other.  However, SSG and 10 Sports are held-for-sale as of September 30, 2011, and the operations are included in discontinued operations for the three and nine months ended September 30, 2011 and 2010.

The following summarizes certain financial information of each reportable business segment for the three and nine months ended September 30, 2011, and 2010, respectively.  TEFG does not analyze asset information in all business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Revenue:
Mass Affluent	$22,919	$18,205	$67,171	$52,887
Other Wealth Management	18,075	12,177	56,471	38,267
Wealth Management Total	40,994	30,382	123,642	91,154
Prime Brokerage Services	-	5,082	-	23,594
Corporate Support and Other	715	1,468	2,487	3,705
Total	$41,709	$36,932	$126,129	$118,453

Income from continuing operations before equity in income (loss) of limited partnerships and income taxes:
Mass Affluent	$6,261	$3,756	$17,063	$11,875
Other Wealth Management	6,396	3,675	19,238	12,776
Wealth Management Total	12,657	7,431	36,301	24,651
Prime Brokerage Services	-	(226)	-	526
Corporate Support and Other	(8,746)	(4,431)	(24,299)	(15,403)
Total	$3,911	$2,774	$12,002	$9,774

Equity in income (loss) of limited partnerships:
Mass Affluent	$-	$-	$-	$-
Other Wealth Management	(2,399)	453	399	1,480
Wealth Management Total	(2,399)	453	399	1,480
Prime Brokerage Services	-	-	-	-
Corporate Support and Other	(2,462)	1,072	4,278	4,119
Total	$(4,861)	$1,525	$4,677	$5,599

Income (loss) from continuing operations before income taxes:
Mass Affluent	$6,261	$3,756	$17,063	$11,875
Other Wealth Management	3,997	4,128	19,637	14,256
Wealth Management Total	10,258	7,884	36,700	26,131
Prime Brokerage Services	-	(226)	-	526
Corporate Support and Other	(11,208)	(3,359)	(20,021)	(11,284)
Total	$(950)	$4,299	$16,679	$15,373

Net (income) loss attributable to the noncontrolling interest:
Mass Affluent	$(1,502)	$(902)	$(4,095)	$(2,850)
Other Wealth Management	(339)	(535)	(3,929)	(1,235)
Wealth Management Total	(1,841)	(1,437)	(8,024)	(4,085)
Prime Brokerage Services	-	-	-	-
Corporate Support and Other	341	175	1,230	454
Total	$(1,500)	$(1,262)	$(6,794)	$(3,631)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

Cash paid for income taxes, net	$2,924	$2,669
Cash paid for interest	624	644
Noncash investing activities:
Cumulative effect of adoption of a new accounting principle	-	445
Noncash financing activities:
Decrease in dividends declared not yet paid	(9)	(34)

14.	RELATED PARTY TRANSACTIONS

During 2001, SMH formed PTC to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston.  SMH’s investment in PTC was recorded at $17.8 million as of September 30, 2011.  SMH recorded an unrealized gain from the increase in the fair value of its investment in PTC of $442,000 and $0 during the three months ended September 30, 2011 and 2010.  SMH recorded an unrealized gain from the increase in the fair value of its investment in PTC of $8.0 million and $7.3 million during the nine months ended September 30, 2011 and 2010. In addition, PTC has distributed $3.6 million and $1.5 million in cash to the Company during the nine months ended September 30, 2011 and 2010.  The unrealized gains and distributions are included in “Equity in income (loss) of limited partnerships” on the Condensed Consolidated Statements of Operations.  The increase in fair value of the investment for the nine months ended September 30, 2011 is based primarily on two potential exit transactions, as well as the use of an income and market approach in accordance with  ASC 820, Fair Value Measurement as of September 30, 2011.

The Company and SMH own controlling interests in several limited liability companies that act as the general partners in several private investment limited partnerships.  The private investment limited partnerships pay management fees to the general partners. Certain officers of SMH serve on the boards of directors of entities in which the Partnerships invest.  In addition, SMH has served, and may in the future serve, as the placement agent advisor, offering manager, or underwriter for companies in which the Partnerships invest.  Management fees paid by the management companies of the private investment limited partnerships are included in the revenue caption “Investment advisory and related services” on the Condensed Consolidated Statements of Operations. See “Note 3 – Financial Instruments, Owned, at Fair Value and Securities Sold, Not yet Purchased.”  The management fees paid were $686,000 and $815,000 for the three months ended September 30, 2011 and 2010, and $2.1 million and $2.5 million for the nine months ended September 30, 2011 and 2010.

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

During the fourth quarter of 2010, the Company sold the assets of the Washington Research Group, a division of Concept.  The results of operations for the Washington Research Group have been reclassified as discontinued operations for the three and nine months ended September 30, 2010.

As of the second quarter of 2011, The Juda Group, SSG and 10 Sports are held-for-sale, due to a plan approved by management in the second quarter to sell these businesses.  In addition, a management company of the entity was disposed in the second quarter of 2011, due to the full liquidation of the private equity funds in which the management company managed. The results of operations for these entities have been reclassified as discontinued operations for all periods presented, as management will not have significant continued involvement or cash flows in these entities.

A summary of selected financial information of discontinued operations is as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Operating activities:
Revenue	$1,151	$4,330	$4,045	$15,969
Expenses	1,712	5,752	6,015	20,039
Loss from discontinued operations before equity in income (loss)	(561)	(1,422)	(1,970)	(4,070)
Equity in income (loss)	-	216	-	(268)
Noncontrolling interest in net income	15	-	15	-
Loss from discontinued operations
before income taxes	(546)	(1,206)	(1,955)	(4,338)
Benefit for income taxes	213	470	762	1,692
Loss from discontinued operations, net of income taxes	$(333)	$(736)	$(1,193)	$(2,646)

Major classes of assets and liabilities of the offices, The Juda Group, SSG and 10 Sports, at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)

Cash and cash equivalents	$28	$59
Receivables from customers, net	408	1,016
Notes, loans and other receivables, net	-	33
Furniture, equipment and leaseholds, net	166	134
Other assets and prepaid expenses	25	40
Total assets of discontinued operations	$627	$1,282

Accounts payable and accrued liabilities	$293	$61
Total liabilities of discontinued operations	$293	$61

16.	SUBSEQUENT EVENTS

On October 11, 2011, the Company announced that it intends to exit the independent registered representative business at year-end 2011.  The Company may purchase a majority interest in some of the independent practices for which it now serves as broker-dealer, and will permit the remainder to stay until the end of the first quarter of 2012.  The Company anticipates little or no impact on its earnings or expenses from the exit.

On November 3, 2011, the Company’s board of directors declared a cash dividend for the fourth quarter of 2011 in the amount of $0.050 per share of common stock. The cash dividend will be payable of January 19, 2012, to holders of record as of the close of business on January 5, 2012.

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

Our Other Wealth Management segment provides investment management services to primarily high net worth individuals in North America and institutions, through the branch offices of Sanders Morris Harris Inc.(“SMH”) and Global Financial Services, LLC (“GFS BD”) – full service broker-dealers, as well as affiliated wealth managers and registered investment advisors (RIAs) wholly or partially owned by the Company.  The services provided include investment strategies and alternatives, tax efficient estate and financial planning, trusts, and agent/fiduciary investment management services throughout their financial life cycle, as well as private client brokerage services.

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

We are exposed to volatility and trends in the general securities market and the economy.  The end of 2010 and first quarter of 2011 showed signs of improvement in the economy, with unemployment rates down to 8.8% in March 2011 from 9.7% in March 2010.  The performance of the U.S. equity markets showed improvement in the first quarter of 2011.

However, the third quarter of 2011 took a substantial downturn.  The increase in the S&P 500 and 60/40 portfolio declined from 5.9% and 3.7%, respectively in the first quarter of 2011 to a substantial decrease from the prior quarter of 14.0% and 8.0%, respectively in the third quarter of 2011.  Client assets have recovered overall from the prior years’ recession, despite the lag in the economy and financial markets in the second and third quarters of 2011. The recovery has resulted in, among other things, higher advisory fees and commission revenue for the year.  While many economists believe the recession ended some time during the first quarter of fiscal 2010, there is no guarantee that conditions will not worsen again.  All of these factors have had an impact on our operations.  Client assets were as follows:

Client Assets(1)
(dollars in millions)

December 31, 2009	11,273
March 31, 2010	11,904
June 30, 2010	11,085
September 30, 2010	12,072
December 31, 2010	17,106
March 31, 2011	18,168
June 30, 2011	18,839
September 30, 2011	16,952

(1)Client assets include the gross value of assets under management directly or via outside managers and assets held in brokerage accounts for clients by outside clearing firms.

Client assets decreased by $1.9 billion during the third quarter of 2011, of which $2.1 billion was due to market depreciation, offset by net inflows of $225.0 million.   The Company’s 11.2% market-related decrease in client assets compares with a 13.9% decrease in the S&P 500.

	Three Months Ended September 30,
	2011	2010
	(in millions)

Client assets at July 1	$18,839	$11,085
Inflows:
Asset inflows	1,947	431
Total asset inflows	1,947	431

Outflows:
Asset outflows	(1,722)	(292)
Total asset outflows	(1,722)	(292)

Net inflows	225	139

Market appreciation (depreciation)	(2,112)	848
Net change	(1,887)	987
Client assets at September 30	$16,952	$12,072

	Nine Months Ended September 30,
	2011	2010
	(in millions)

Client assets at January 1	$17,106	$11,273
Inflows:
Asset inflows	5,758	1,822
Total asset inflows	5,758	1,822

Outflows:
Asset outflows	(4,601)	(1,711)
Total asset outflows	(4,601)	(1,711)

Net inflows	1,157	111

Market appreciation (depreciation)	(1,311)	688
Net change	(154)	799
Client assets at September 30	$16,952	$12,072

Growth Strategy

Our expansion of Edelman offices continues as planned.  Eight new branches were added in 2010 in metropolitan New York, greater Washington, D.C., Chicago and South Florida, and four branches were added in the first quarter of 2011 in Boston, Detroit and Richmond.  An additional eight offices were opened in the Columbus, Detroit, Hartford, Los Angeles, Phoenix and San Francisco areas during the third quarter of 2011, bringing the total number of new Edelman offices to thirty.

The expansion of Edelman offices in 2009, 2010 and 2011, along with the marketing efforts of the Edelman entities, has created more investor awareness of, and respect for, the Edelman brand.  In addition to Ric Edelman’s radio show and best-selling books, a new weekly television series, The Truth About Money with Ric Edelman, will air on more than 200 public television stations across the country.  Based on these marketing efforts and surveys conducted for the Company by Opinion Research Corporation, which showed that the Edelman brand is well known and highly regarded, we changed our name during the second quarter of 2011 to “The Edelman Financial Group Inc.”, effective May 28, 2011.  In addition, Ric Edelman was elected Co-Chief Executive Officer following the annual meeting and is expected to become sole Chief Executive in May 2012.  George Ball continues as Chairman of the Board.

The Company plans further growth by seeking to acquire other high-caliber practices. Initiatives are also underway to attract new broker-dealers and advisors who we feel add to the success and profitability of the Company. The Company is also working to attract new clients and assets to existing businesses and has implemented a significant marketing initiative for the current year.

The sale of non-core businesses continues to provide income that keeps the Company well capitalized and poised for continued growth through acquisitions and expansion of Edelman offices. In addition, our purchases of GFS BD and Global Financial Advisors, LLC (“GFSA”), (collectively “Global”), give us a presence in the international affluent investor market, which has great profit and growth potential.

We have instituted cost savings in a variety of areas, including variable expense, integration of several support departments, and the use of technology to reduce operating expenses.

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile over the past few years. Equity market indices reflected an average increase from a year earlier with the Dow Jones Industrial Average, the Standard & Poor’s 500 Index and the NASDAQ Composite Index up. Despite the rally in the markets in the first quarters of 2010 and 2011, the economic environment is still challenging with higher unemployment rates and a drop in the equity markets during the second and third quarters of 2011. The Federal Reserve Board reduced the federal funds target rate to 0 – 0.25% on December 16, 2008, and has not yet begun increasing rates.

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the third quarter of 2011, compensation and benefits represented 63.7% of total expenses and 57.8% of total revenue, compared to 61.3% of total expenses and 56.7% of total revenue during the third quarter of 2010. The increase in compensation and benefits as a percentage of total expenses and total revenue is related to an overall increase in variable expenses that relate to compensation of advisors. As the number of Edelman offices increase, compensation becomes a larger percentage of total expenses, and there were eight offices opened in the third quarter of 2011.

Floor brokerage, exchange, and clearance fees include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business.  The Company clears its transactions through several clearing firms, including Pershing, an affiliate of The Bank of New York Mellon, Goldman Sachs Execution & Clearing, L.P., First Clearing Corporation, T.D. Ameritrade, J.P. Morgan Clearing Corp and MF Global.

Other expenses include (1) communications and data processing expenses, such as third-party systems, data, and software providers, (2) occupancy expenses, such as rent and utility charges for facilities, (3) interest expense, (4) amortization of other intangible assets, and (5) other general and administrative expenses.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Edelman opened two new offices during the first quarter of 2010, five new offices during the second quarter of 2010, and one additional office during the third quarter of 2010.  Four new offices were opened during the first quarter of 2011, and eight new offices in the third quarter of 2011.

Total revenue was $41.7 million for the third quarter of 2011, compared to $36.9 million for the third quarter of 2010, primarily reflecting increases of $6.0 million in investment advisory and related services revenue and revenue from a large investment banking transaction in the third quarter of 2011, resulting in a $1.5 million increase in investment banking revenue.  The increases are offset by decreases of $1.5 million in commission revenue, and a decrease in principal transactions revenue of $960,000, due to the disposal of Concept in the fourth quarter of 2010.  Total expenses for the third quarter of 2011 increased $3.6 million or 10.7%, to $37.8 million from $34.2 million in the same quarter of the previous year, principally due to an increase in the amortization of other intangible assets of $673,000 and a 15% increase in compensation and benefits expense of $3.1 million. Income (loss) from continuing operations, net of income taxes, attributable to The Edelman Financial Group Inc. was a loss of $1.6 million, or $0.06 per diluted common share, for the third quarter of 2011 compared to income of $1.9 million, or $0.06 per diluted common share, for the third quarter of 2010.

Revenue from investment advisory and related services increased to $29.8 million in the third quarter of 2011 from $23.8 million in the same quarter of 2010 as a result of an increase in client assets under management or advisement.  Commission revenue decreased to $4.5 million in the third quarter of 2011 from $6.0 million for the same period in 2010 as a result of a decrease in trading volume in the Prime Brokerage Services segment, which was substantially closed as of December 31, 2010.  Investment banking revenue, consisting of sales credits from our participation in syndicate transactions, was $2.0 million in the third quarter of 2011 compared to $499,000 in the third quarter of 2010, reflecting a large investment banking transaction in which SMH participated in the third quarter of 2011.  Principal transactions revenue decreased from $3.0 million for the third quarter of 2010 to $2.0 million for the third quarter of 2011 as the result of the disposal of Concept.

During the three months ended September 30, 2011, employee compensation and benefits increased to $24.1 million from $20.9 million in the same period last year principally due to an increase in commissions paid reflecting higher revenue on investment advisory fees.  During the three months ended September 30, 2011, floor brokerage, exchange, and clearance fees decreased to $188,000 from $769,000 in the same period last year due to lower commission revenue resulting from the disposal of Concept.  Amortization of other intangible assets increased to $1.1 million in the third quarter of 2011, compared to $445,000 in the third quarter of 2010, due to the additional intangible asset amortization related to the acquisition of Global.  Other general and administrative expenses increased to $6.5 million during the third quarter of 2011 from $5.7 million in the third quarter of 2010 due to a $1.4 million write-down of the related party receivable held from Madison, offset by a decrease from the disposal of Concept.

Our effective tax rate from continuing operations decreased to 32.7% for the three months ended September 30, 2011, compared to 38.1% for the three months ended September 30, 2010.  The effective tax rate is less than the federal statutory income tax rate primarily as a result of certain state income tax adjustments.

Results by Segment

Mass Affluent

	Three Months Ended September 30,
	2011	2010
	(in thousands)

Revenue	$22,919	$18,205

Income from continuing operations before income taxes	$6,261	$3,756

Revenue from the Mass Affluent segment increased to $23.0 million from $18.2 million and income from continuing operations before income taxes increased to $6.3 million from $3.8 million.  Investment advisory and related services fees increased to $22.2 million from $17.5 million, reflecting a $823.3 million increase in assets under management or advisement, largely due to the opening of eight new offices in 2010 and twelve new offices in 2011.  Total expenses increased to $16.7 million from $14.4 million due to higher employee compensation costs of $1.2 million, an increase of $372,000 in marketing costs, occupancy costs of $142,000 and $481,000 of other general and administrative expenses associated with the Edelman expansion and the increase in existing client revenue.

Other Wealth Management

	Three Months Ended September 30,
	2011	2010
	(in thousands)

Revenue	$18,075	$12,177

Income from continuing operations before income taxes	$3,997	$4,128

Revenue from Other Wealth Management increased to $18.1 million in the third quarter of 2011 from $12.2 million in the third quarter of 2010 and income from continuing operations decreased to $4.0 million from $4.1 million.  Principal transactions revenue increased to $3.0 million in the third quarter of 2011 from $518,000 in the same period in the prior year, due to the acquisition of Global.  Investment advisory and related services fees increased to $6.9 million from $6.4 million reflecting an increase in the size of our client portfolios primarily due to improvement in the general securities market and the economy from 2010.  Commissions revenue also increased from $2.4 million in the third quarter of 2010 to $4.0 million in the third quarter of 2011, due to an increase in mutual fund and trading transactions, reflecting an overall market improvement from 2010, as well as the acquisition of Global.  Global added an additional $1.7 million to commission revenue during the third quarter of 2011.  An additional increase in revenue in the quarter was an increase in sales credits from our participation in a large syndicate transaction from $499,000 in the third quarter of 2010 to $2.1 million in the third quarter of 2011.  Total expenses increased to $11.7 million from $8.3 million due to higher employee compensation costs of $3.0 million associated with the increase in total revenue and the acquisition of Global.  There were no other substantial increases in operating expenses from the third quarter of 2010 to the third quarter of 2011.  Equity in income (loss) of limited partnerships decreased to a loss of $2.4 million from income of $453,000, due to a decrease in the net unrealized gain from investments in private investment limited partnerships.

Prime Brokerage Services

	Three Months Ended September 30,
	2011	2010
	(in thousands)

Revenue	$-	$5,082

Loss from continuing operations before income taxes	$-	$(226)

Revenue and loss from continuing operations before income taxes decreased $5.1 million and $226,000, respectively, from 2010, due to the disposal of Concept at December 31, 2010.  Concept was the primary division associated with the Prime Brokerage Services segment.  There was minimal remaining activity for the Prime Brokerage Services division in 2011.

Corporate Support and Other

	Three Months Ended September 30,
	2011	2010
	(in thousands)

Revenue	$715	$1,468

Loss from continuing operations before income taxes	$(11,208)	$(3,359)

Revenue from Corporate Support and Other decreased to $715,000 from $1.5 million, and the loss from continuing operations before income taxes increased to a loss of $11.2 million from $3.4 million.  Revenue from principal transactions, which consists of changes in the values of our investment portfolios, decreased to a loss of $993,000 from income of  $1.0 million, due to a substantial decrease in the value of securities held by the Company.  Total expenses increased to $9.5 million in the three months ended September 30, 2011 from $5.9 million in the three months ended September 30, 2010, due to an increase in employee compensation costs of $1.6 million, an increase in other general and administrative expenses of $1.2 million and an increase in amortization of intangibles from the Global acquisition of $620,000. Equity in income (loss) of limited partnerships decreased due to a $6.5 million write-off of equity in Madison, offset by an increase in the value of our investment in PTC Houston Management, L.P., during the three months ended September 30, 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Total revenue was $126.1 million for the nine months ended September 30, 2011 compared to $118.5 million for the same period of 2010, primarily reflecting increases of $17.9 million in investment advisory and related services revenue.  The increase is offset by decreases of $5.2 million in commission revenue and a decrease in principal transactions revenue of $4.9 million.  Total expenses for the first nine months of 2011 increased $5.4 million or 5.0%, to $114.1 million from $108.7 million in the same quarter of the previous year principally due to an increase in amortization expense of $1.9 million, from the Global acquisition, and an increase in loss on sale of note receivable held-for-sale of $4.4 million.  The increase in expenses was partially offset, by a decrease in floor, brokerage, exchange and clearance fees of $2.1 million and a decrease in other general and administrative expenses of $2.2 million, both related to the disposal of Concept in the fourth quarter of 2010.  Income from continuing operations, net of income taxes, attributable to The Edelman Financial Group Inc. was $5.9 million, or $0.20 per diluted common share, for the first nine months of 2011 compared to $7.2 million, or $0.24 per diluted common share, for the first nine months of 2010.

Revenue from investment advisory and related services increased to $86.6 million in the first nine months of 2011 from $68.7 million in the same period of 2010 as a result of an increase in client assets under management or advisement.  Commission revenue decreased to $15.5 million in the first nine months of 2011 from $20.7 million for the same period in 2010 as a result of a decrease in trading volume in the Prime Brokerage Services segment.  Investment banking revenue, consisting of sales credits from our participation in syndicate transactions, was $3.7 million in the first nine months of 2011 compared to $2.9 million in the first nine months of 2010, reflecting a large syndicate transaction, in which SMH participated during the third quarter of 2011.  Principal transactions revenue decreased from $13.9 million for the nine months ended September 30, 2010 to $9.0 million for the nine months ended September 30, 2011 as the result of the disposal of Concept.  Other income decreased from $4.6 million during the first nine months of 2010 to $4.2 million during the same period in 2011.

During the nine months ended September 30, 2011, employee compensation and benefits increased to $73.1 million from $69.0 million in the same period last year principally due to the acquisition of Global and the additional employees added due to expansion within the Mass Affluent segment.  During the nine months ended September 30, 2011, floor brokerage, exchange, and clearance fees decreased to $711,000 from $2.8 million in the same period last year due to the disposal of Concept.  Occupancy costs decreased to $8.3 million in the first nine months of 2011 from $9.0 million in the same period last year, and  other general and administrative expenses decreased to $15.2 million during the first nine months of 2011 from $17.4 million in the same period of 2010 due to the disposal of Concept.  Amortization of other intangible assets increased to $3.3 million from $1.3 million, due to the acquisition of Global.

Our effective tax rate from continuing operations increased to 40.4% for the nine months ended September 30 2011, compared to 38.9% for the nine months ended September 30, 2010.  The effective tax rate exceeds the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

Results by Segment

Mass Affluent

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

Revenue	$67,171	$52,887

Income from continuing operations before income taxes	$17,063	$11,875

Revenue from the Mass Affluent segment increased to $67.2 million from $52.9 million and income from continuing operations before income taxes increased to $17.1 million from $11.9 million.  Investment advisory and related services fees increased to $64.5 million from $50.1 million, reflecting an increase in assets under management or advisement due to improvement in the general securities market from 2010 and the opening of eight new offices in 2010 and twelve new offices in 2011.  Total expenses increased to $50.1 million from $41.0 million due to higher employee compensation costs of $6.2 million, occupancy costs of $668,000 associated with the Edelman expansion, and an increase in other general and administrative expenses of $1.1 million, including an increase in advertising expenses of $592,000.

Other Wealth Management

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

Revenue	$56,471	$38,267

Income from continuing operations before income taxes	$19,637	$14,256

Revenue from Other Wealth Management increased to $56.5 million in the nine months ended September 30, 2011 from $38.3 million in the nine months ended September 30, 2010, and income from continuing operations before income taxes increased to $19.6 million from $14.3 million.  Principal transactions revenue increased to $9.7 million in the first nine months of 2011 from $1.5 million in the same period in the prior year, due to the acquisition of Global, which increased principal transactions revenue by $8.6 million.  Investment advisory and related services fees increased to $21.3 million from $18.4 million reflecting an increase in assets under management or advisement, primarily due to improvement in the general securities market and the economy.  Commissions revenue also increased to $13.8 million in the first nine months of 2011 from $7.9 million in the first nine months of 2010, due to an increase in mutual fund transactions and trading transactions, reflecting an overall market improvement, as well as the acquisition of Global.  Global added an additional $4.4 million to commission revenue during the first nine months of 2011.  Total expenses increased to $37.2 million from $25.0 million due to higher employee compensation costs of $10.5 million associated with the increase in commission payments as a result of the increase total revenue.  Other expenses that increased due to the Global acquisition, were occupancy costs which increased by $287,000, communication and data processing costs which increased by $1.1 million, and other general and administrative costs which increased by $473,000.  Equity in income of limited partnerships decreased to $399,000 from $1.5 million. The decrease in equity in income of limited partnerships is attributable to a decrease in the net unrealized gain from investments in private investment limited partnerships.

Prime Brokerage Services

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

Revenue	$-	$23,594

Income from continuing operations before income taxes	$-	$526

Revenue and income from continuing operations before income taxes decreased $23.6 million and $526,000, respectively, from 2010, due to the disposal of Concept at December 31, 2010.  Concept was the primary division associated with the Prime Brokerage Services segment.  There was no substantial remaining activity for the Prime Brokerage Services division in 2011.

Corporate Support and Other

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

Revenue	$2,487	$3,705

Loss from continuing operations before income taxes	$(20,021)	$(11,284)

Revenue from Corporate Support and Other decreased to $2.5 million from $3.7 million, and the loss from continuing operations before income taxes increased to $20.0 million from $11.3 million.  Revenue from principal transactions, which consists of changes in the values of our investment portfolios, decreased to a loss of $727,000 from income of $1.6 million, due to a decrease in the value of securities  held by the Company.  Total expenses increased to $27.0 million from $19.1 million due to an increase in other general and administrative costs of $4.8 million from a write-down of a note receivable held-for-sale, an increase in employee compensation and benefits of $1.1 million, and an increase in amortization of intangibles from the Global acquisition of $1.9 million.

Liquidity and Capital Resources

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, including funds needed for the Edelman expansion, (3) debt repayment, and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties.  At September 30, 2011, we had $43.6 million in cash and cash equivalents.

Receivables turnover, calculated as annualized revenue divided by average receivables, was 1.5 and 1.3 for the nine months ended September 30, 2011 and 2010.  The allowance for doubtful accounts as a percentage of receivables was 1.7% at September 30, 2011 and December 31, 2010.

For the nine months ended September 30, 2011, net cash provided by operations was $20.3 million versus $8.8 million net cash provided by operations during the same period in 2010.  Financial instruments, owned, at fair value decreased by $9.7 million during the first nine months of 2011, securities sold, not yet purchased decreased by $10.2 million.  The change in financial instruments, owned, at fair value and securities sold, not yet purchased reflects the disposition of the remaining security positions related to the Concept service agreements.  The Company’s portfolio includes both long and short equity positions.  Our asset managers generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market and employ hedging strategies designed to insulate the net value of our portfolios from fluctuations in the general level of interest rates and equity price variances.  We finance a portion of our positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily Level 3 investments in limited partnerships, were $26.2 million at September 30, 2011, compared to $27.9 million at December 31, 2010.  This decrease is the result of sales of individual securities, as well as changes in the values of our investment portfolios.  These limited partnerships typically have a ten-year life.

Capital expenditures for the first nine months of 2011 were $2.5 million, mainly for the purchase of leasehold improvements, furniture, and computer equipment, and software necessary for the Edelman expansion.

SMH and GFS BD are subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At September 30, 2011, SMH had net capital of $7.4 million as defined, which was $6.5 million in excess of its required net capital of $936,000.  GFS BD had net capital of $3.8 million as defined, which was $3.7 million in excess of its required net capital of $100,000.

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

Investments in not readily marketable financial instruments, marketable financial instruments with insufficient trading volumes, and restricted financial instruments are carried at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At September 30, 2011, the investment portfolio included investments totaling $26.2 million and $27.9 million as of December 31, 2010, whose values had been estimated by the Company in the absence of readily ascertainable market values.

The Company estimates the fair value of its Level 3 investments using various valuation techniques.  The transaction price is typically its best estimate of fair value at inception.  When evidence supports a change in the carrying value, adjustments are made to reflect fair values at each measurement date.  Ongoing reviews by the Company are based on an assessment of each underlying investment, incorporating valuations that consider one or more different valuation techniques (e.g., the market approach, the income approach, or the cost approach) for which sufficient and reliable information is available.  Within Level 3, the use of the market approach generally considers comparable transactions and trading multiples of comparable companies, while the use of the income approach generally consists of the net present value of the estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

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

Goodwill and Other Intangible Assets.   Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other.  ASC 350 requires that goodwill be tested for impairment between annual test dates if an event or changing circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill and other intangible assets).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

For the April 30, 2011 goodwill and other intangible assets analysis, the cash flow estimates reflect 6% revenue growth and 3% expense growth for all entities, other than Edelman entities.  Edelman reflected higher growth rates of 17% for 2011 and 10% thereafter, based on the Edelman expansion plan to continue expansion by opening new offices throughout the country.  The discount rates utilized in the April 30, 2011 analysis ranged from 13% to 15%.  The Company also calculates estimated fair values of the reporting units utilizing multiples of earnings, book value, and assets under management of the reporting unit.  The estimated fair value using these techniques is compared with the carrying value of the reporting unit to determine if there is an indication of impairment.  A sensitivity analysis was also performed, which did not impact management’s conclusion that there is no indication of goodwill impairment.

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

Remaining amounts of goodwill at September 30, 2011 were as follows:  Edelman - $67.2 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, Leonetti - $225,000, IFS - $409,000, and Global - $10.8 million.  Future goodwill impairment tests may result in a future charge to earnings.

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

Variable Interest Entities.

We adopted accounting changes described in ASC 810, Consolidation as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing whether to consolidate a variable interest entity and require ongoing reassessments for consolidation.  Management reevaluates the Company’s variable interest entities for consolidation or deconsolidation on a quarterly basis.  Based on management’s review of variable interest entities at September 30, 2011, there were no changes to the entities that are consolidated from the previous quarter end, other than the deconsolidation of a private equity management company. The managed private equity funds were liquidated in the second quarter of 2011; therefore, resulting in the liquidation and deconsolidation of the management company in the third quarter of 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the three months ended September 30, 2011, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Our financial services business is affected by general economic conditions.  Our revenue relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management.

At September 30, 2011, financial instruments, owned, at fair value by the Company was $29.9 million, including $4.8 million in marketable securities, $23.7 million representing the Company’s investments in limited partnerships, and $1.4 million representing other not readily marketable securities.

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

Information regarding certain of these matters is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and  in Note 11 to the interim Consolidated Financial Statement.

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

None.

 Item 4. Submission of Matters to Voting Security Holders

None.

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

Date: November 9, 2011