Form 10-K
period 2011-12-31
EDELMAN FINANCIAL GROUP INC.
filed 2012-03-15
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes ☒ No

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

Large accelerated filer  ☐     Accelerated filer ☒

Non-accelerated filer  ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2011, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant was $160.6 million.  For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant were deemed to be affiliates. Such determination is not an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant.

As of March 1, 2012, the registrant had 29,138,313 outstanding shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Information in the Registrant's definitive Proxy Statement pertaining to the 2012 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the SEC is incorporated herein by reference into Part III of this Report.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

i

PART I

Item 1. Business

The Edelman Financial Group Inc. (“TEFG” or “the Company”), formerly Sanders Morris Harris Group Inc., provides wealth management services, including investment advice, investment management, and financial planning to a large and diversified group of clients and customers, including individuals, corporations and financial institutions in North America.  The Company’s principal subsidiaries include Sanders Morris Harris Inc. (“SMH”), Edelman Financial Services, LLC (“EFS” or “Edelman”), and Global Financial Services, L.L.C. (together with GFS Advisors, LLC, “Global”).

Our company was formed through the merger in January 2000 of Sanders Morris Mundy Inc., a Houston-based full-service investment bank founded in 1987, and Harris, Webb & Garrison, Inc., a Houston securities firm founded in 1991.  In May 2005, we acquired a majority interest in EFS, a financial planning and asset management firm based in Fairfax, Virginia. In 2009 and 2010, we made substantial progress in the execution of our strategy to move away from capital markets operations and focus on wealth management.  In December 2010, we acquired a majority interest in Global, a Houston based securities firm emphasizing investment and wealth management for international executives, their families and corporations with approximately $4.1 billion in clients assets. We believe we have in place the people, infrastructure, and brand recognition at each of our businesses, which combined with sufficient working capital, will enable us to leverage our operating platform to further increase our profitability and market share. Recognizing the strong investor awareness and respect for the Edelman brand, in May 2011, we changed our name to The Edelman Financial Group Inc. Today, the Company has approximately 500 employees in 43 offices throughout the United States.

As part of the Company’s planned transformation to a wealth management firm, a few divisions were spun-off in 2009, 2010, and 2011. In December 2009, we completed a transaction pursuant to which we contributed our investment banking and certain of our institutional equity and fixed income trading operations (excluding The Juda Group and the Concept Capital division) to Madison Williams and Company, LLC, a new entity formed by a number of the managing directors of the investment banking group and two financial partners. We received a cash payment of $2.7 million and a note for $8.0 million as part of this transaction and retained a 17.5% interest in Madison Williams Capital LLC (“Madison”).   In February 2011, one of the financial partners exercised its option to purchase 30% of our 17.5% ownership for $1.2 million reducing our interest to 12.25%. The value of the remaining equity interests and note in Madison were written off in the second and third quarters of 2011 and Madison ceased operations in November 2011.

In March 2010, we entered into an agreement with the principals of the Concept Capital division (“Concept”) of SMH to contribute certain of the assets, properties, and other rights pertaining to Concept, including the prime brokerage, research and capital markets, fund accounting and administration, and research library businesses, to Concept Capital Markets, LLC (“CCM”) and Concept Capital Administration, LLC (“CCAdmin”), two new entities formed by the principals of Concept.   The Washington Research Group of Concept was sold during the fourth quarter of 2010 prior to the spin-off of Concept.   The Concept spin-off was substantially completed on December 31, 2010. Effective December 31, 2011, SMH sold the remaining member interests in CCH and CCAdmin to Concept Partners, LLC and restructured the two promissory notes received in the original spin-off into one note in the principal amount of $5.9 million.

To complete our transition to a wealth management firm, The Juda Group was classified as held-for-sale during the second quarter of 2011, and the personnel comprising The Juda Group resigned from SMH and joined CCM as of December 31, 2011. Two sports agency subsidiaries of the Company, Select Sports Group L.P. and 10 Sports Marketing LP, were also classified as held-for-sale during the second quarter of 2011.

Our Products and Services

Our firm is organized in two remaining major client sectors, Mass Affluent and Other Wealth Management. Previously, Institutional Services was an additional sector; however, upon the sale of Concept Capital and cessation of The Juda Group, the Institutional Services sector was discontinued.

Mass Affluent

The Edelman Financial Center, LLC (“Edelman”), which owns Edelman Financial Services, LLC (“EFS”), is our largest subsidiary.  TEFG owns 76% of Edelman. It is managed by our Co-Chief Executive Officer, Ric Edelman. Although more than 1,400 clients have invested more than $1.0 million with EFS, the business is centered on serving the mass affluent household; which we define as households with $50,000 to $1.0 million in investable assets.  The average household account at EFS has client assets of $431,000. The core of the Edelman experience is personal financial planning and advice.  Most investments are managed in the Edelman Managed Asset Program (“EMAP”). Through EMAP, investors get a professionally designed investment portfolio that provides a broad array of asset classes and market sectors — far greater diversification than they could normally obtain on their own.  EMAP also offers dynamic security selection, strategic rebalancing, and an array of state-of-the-art client services, all for a single, fully disclosed annual fee, calculated as a percentage of client assets under management.  Nearly 14,500 clients have placed more than $6.5 billion in EMAP, making it one of the largest and fastest-growing investment management programs in the nation.

The Ric Edelman Show provides listeners with comprehensive, educational financial advice — how to buy a home, pay for college, prepare for retirement, care for elders, get out of debt, and invest appropriately for their situation. The show is heard on more than four dozen radio stations, potentially reaching more than 112 million households, providing substantial advertising opportunities for TEFG.

In 2009 and 2010, Ric Edelman was recognized by Barron’s as the No. 1 Independent Advisor in the country. Through his best-selling books, nationally syndicated radio program, monthly newsletter, seminars, media appearances and websites, he has positively impacted the lives of millions of Americans also providing advertising opportunities for the Edelman brand.

Ric Edelman is also a #1 New York Times bestselling author. His books on personal finance include Ordinary People, Extraordinary Wealth; The New Rules of Money; Discover the Wealth Within You; What You Need To Do Now; The Lies About Money, Rescue Your Money; and his newest book, the fourth edition of the  personal finance classic, The Truth About Money. Collectively, more than 1 million copies of Ric’s books are in print and have been translated into several languages. Ric also publishes a monthly newsletter and offers a comprehensive free financial education website at http://www.RicEdelman.com.

In all, EFS manages approximately $7.0 billion in client assets for more than 16,000 families. Its legacy business is in the Washington, D.C. metropolitan area, with 29 financial planners in three offices, predominantly in its Fairfax, Virginia headquarters. These offices have approximately 10,000 clients with $5.0 billion in client assets, and recorded revenue of $63.3 million in 2011, up 158% since 2005.  The legacy business of EFS had net income before income taxes of $19.9 million in 2011.

EFS opened its first six offices outside the Washington D.C. area in September, 2009,  located in the New York City metropolitan area. Each office is designed to accommodate one to three financial planners plus support staff. A new office has an expected cash cost of approximately $250,000 and cash burn of approximately $500,000 before becoming cash flow positive, which is estimated to occur between the 12th and 18th month of operation.  In 2010, EFS opened an additional office in New York City, four additional offices in the Washington D.C. metropolitan area, two offices in Chicago, and one office in South Florida. In 2011, EFS opened an additional office in South Florida, two offices in both Boston and Detroit, and an office in Richmond, Columbus, Los Angeles, San Francisco, Salt Lake City, Scottsdale and Hartford.

EFS also has small direct response and outside advisor departments. Between them, they handle approximately 3,200 clients who have nearly $1.1 billion invested with the firm and recorded revenue of $15.9 million in 2011.

Other Wealth Management

Our high net worth business that constitutes our Other Wealth Management segment provides investment advisory, wealth and investment management, asset management and financial planning to primarily high net worth and mass affluent individuals and institutions.  We define high net worth clients as individuals who have in excess of $1 million in investable assets.

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

Our high net worth business earns revenue by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management and vary with the type of account managed, the asset manager, and the account size. We believe an asset-based fee structure helps align our interests with those of our clients, particularly as compared to a commission-based fee structure, which is based on the number and value of securities trades executed. Our wealth management business may also earn performance fees if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period.  We also generate a substantial portion of revenue from a traditional, commission-based structure where we earn commissions on client purchase and sale transactions.

At December 31, 2011, our high net worth subsidiaries and affiliates managed approximately $9.4 billion in client assets. Our high net worth revenue in 2011 was $74.7 million and pre-tax income from continuing operations was $27.3 million.

We have a number of consolidated affiliates in which we own an interest ranging from 48.7% to 100%.  The larger of these are:

Sanders Morris Harris Inc.   SMH, a member of the Financial Industry Regulatory Authority (“FINRA”)/Securities Investor Protection Corporation (“SIPC”), headquartered in Houston, Texas, provides wealth management services directly through its private client business. Its financial advisors serve high net worth clients, many of whom have long-standing relationships with SMH. As a full service firm, SMH offers its clients wealth management financial advice relating to equity securities, bonds, private placements, mutual funds, defined contribution plans, wrap-fee programs, money market funds and insurance products. At December 31, 2011, SMH managed $1.9 billion in client assets in those channels.  We own 100% of SMH.

Kissinger Financial Services.   Kissinger Financial Services (“Kissinger”), a division of SMH based in Hunt Valley, Maryland, provides financial planning and investment management services to high net worth and mass affluent individuals. Kissinger derives revenue from fees charged to clients for the preparation of financial plans and for monitoring services and earns commissions and fees from investment and insurance products sold to clients. At December 31, 2011, Kissinger managed approximately $355.0 million in client assets.

The Rikoon Group, LLC.   The Rikoon Group, LLC (“Rikoon”), a registered investment adviser based in Santa Fe, New Mexico, provides wealth management services to high net worth individuals including financial and estate planning, investment management services, wealth education, and family retreats.  Rikoon operates nationally with fee only investment counsel and also offers comprehensive family office services.  At December 31, 2011, Rikoon managed approximately $418.0 million in client assets.  We own 80% of Rikoon.

Leonetti & Associates, LLC.   Leonetti & Associates, LLC (“Leonetti”), a registered investment advisor based in Buffalo Grove, Illinois, provides fee-based investment advice for individuals and small businesses.  Leonetti provides investment management and financial planning services to enhance client portfolios and help them reach their financial goals.  At December 31, 2011, Leonetti managed approximately $453.0 million in client assets.  We own 50.1% of Leonetti.

Miller-Green Financial Services, Inc.   Miller-Green Financial Services, Inc. (“Miller-Green”), a registered investment advisor based in The Woodlands, Texas, provides financial, investment, retirement, and/or estate planning services to individuals and families.  It does extensive pre-retirement planning for a variety of clients.  At December 31, 2011, Miller-Green managed approximately $318.3 million in client assets.  We own 100% of Miller-Green.

Investor Financial Solutions, LLC.   Investor Financial Solutions, LLC (“IFS”) doing business as Investor Solutions Group of California, a registered investment advisor located in Huntington Beach, California, provides financial, investment, retirement, and/or estate planning services to individuals and families and was acquired January 1, 2010.  It does extensive pre-retirement planning for a variety of clients.  At December 31, 2011, IFS managed approximately $115.6 million in client assets.  SMH owns 51% of IFS.

Global Financial Services, L.L.C. and GFS Advisors, LLC.   Global Financial Services, L.L.C., a registered broker-dealer (“GFS BD”), and GFS Advisors, LLC, a registered investment advisor (“GFS IA”), both located in Houston, Texas serve high net worth clients residing in Mexico, Central and South America, many of whom have long-standing relationships with Global. As a full service firm, Global offers its clients wealth management financial advice relating to equity securities and options, bonds, currencies, mutual funds, money market funds and other securities. At December 31, 2011, Global managed $4.2 billion in client assets in those channels.   We have a 48.7% equity interest and a 50.1% profits interests in GFS BD and a 50.1% equity and profits interest in GFS IA.

SMH Capital Advisors, Inc.   SMH Capital Advisors, Inc. (“SMH Capital Advisors”), a registered investment advisor located in Fort Worth, Texas, provides investment management services primarily related to high-yield fixed income securities. This business is also known by its previous name of Cummer/Moyers.  SMH Capital Advisors serves as a sub-adviser to the Catalyst/SMH High Income Fund (HIFX and HIICX) and Catalyst SMH Total Return Income Fund (TRIFX and TRICX). At December 31, 2011, SMH Capital Advisors managed approximately $1.5 billion in client assets.  We own 100% of SMH Capital Advisors.

The Dickenson Group, LLC.   The Dickenson Group, LLC (“Dickenson”), an insurance agency based in Solon, Ohio, has extensive expertise in insurance planning for individuals, families, and businesses as well as employee benefits communications and estate planning.  It serves a number of corporations, practices, and individuals.  We own 50.1% of Dickenson.

Select Sports Group L.P.   Select Sports Group L.P. (“SSG”) and its affiliates, based in Houston, Texas, provide sports representation and management services to professional athletes, principally professional football players, in contract negotiation, marketing and endorsements, public relations, legal counseling, and related areas. SSG receives fees from its athlete clients for the representation and management services provided. SSG clients have access to our investment programs in the areas of stocks, bonds, private equity, and specialized investment vehicles. We own 50.5% of SSG; however, this business was classified as held-for-sale as of June 30, 2011.

Additionally, SMH has organized 20 proprietary funds for the purpose of investing primarily in equity or equity-linked securities, interest-bearing debt securities, and debt securities convertible into common stock. These funds invest primarily in small to mid-capitalization companies, both public and private, that we believe are either significantly undervalued relative to their growth potential or that have substantial prospects for capital appreciation. Companies in which the funds invest represent a number of industries, including life sciences, energy, and technology. We account for our interests in the management companies of these funds using the equity method, which approximates fair value. Our direct investments in the proprietary funds are accounted for at fair value.  At December 31, 2011, the 15 remaining proprietary funds and their related investment companies managed approximately $338.5 million in assets under management and committed capital.

 Industry Trends

We believe that we are well positioned to capitalize on a number of trends in the financial services industry, including:

•	consolidation among firms offering financial products and services;

•	continued and substantial growth in assets under management in both the high net worth and mass affluent markets, retirement of the baby boom generation and the outflow of assets from retirement plans to IRAs, IRA rollovers and appreciation in market values;

•	increasing acceptance of alternative investments by many high net worth, mass affluent, and institutional investors; and

•	increased demand by investors for independent and unbiased advice.

Our Strengths

The ongoing consolidation trend in the financial services industry has provided us access to many highly skilled professionals who have chosen to be part of a smaller yet sophisticated firm that has flexibility and preserves an entrepreneurial environment when providing financial services to clients. We attribute our success and distinctiveness not only to our highly skilled professionals but also to the following strengths:

•	Focus on Growing High Net Worth and Mass Affluent Markets. We offer financial products and services designed to benefit both high net worth and mass affluent individuals. We believe that there is a particularly significant opportunity in providing products and services to the large and growing mass affluent market.

•	Highly Regarded Distribution Network and Investment Managers. Our wealth management business includes SMH, EFS, SMH Capital Advisors, Kissinger, Rikoon, Dickenson, Leonetti, Miller-Green, and Global, each of which benefits from a sound regional reputation. Moreover, our wealth advisors and asset managers include Ric Edelman, the founder of EFS and our largest shareholder, named to Barron’s 100 Top Financial Advisors eight times (2004 - 2011), SMH Capital Advisors, a No. 1 ranked firm in 2005 and 2006 by Nelson’s World’s Best Money Managers, and Don Sanders, our Vice Chairman, who has more than 45 years of investment experience and is well-known and regarded in the Southwest.

•	Alignment of Interests. Where suitable and permissible, we and members of our executive management frequently invest in the same investment opportunities as our clients, which creates a financial identity of interest and trust among our senior management, our clients, and us. We believe that by creating these wealth partnerships with our clients, we and our executives solidify our client relationships by validating the quality of the products and services that we offer. We also believe that our unbiased offering of a broad range of both proprietary and external investment products and our increasing use of an asset-based fee structure further align our interests with those of our wealth management clients.

•	Proven Management Team. Our executive management averages more than 30 years of experience in the financial services industry and provides senior level management to every aspect of our business. Our executive management is supported by a core team of professionals who also have significant experience in the financial services industry. Their collective experience has resulted in a large network of both leaders of corporations and institutions and affluent investors with whom our executive management has developed extensive relationships. We strengthen these relationships further by providing our clients personalized service, senior level attention, and access to other areas of our business.

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

Capitalize on Growth of Our Target Markets by Expanding Our Wealth Management Business.  We intend to take advantage of favorable demographic trends to continue to expand our Mass Affluent business by:

•	expanding media reach;

•	opening additional offices and adding more advisors;

•	continuing to focus on Mass Affluent makert; and

•	expanding retirement and institutional divisions.

The expansion of Edelman offices in 2009, 2010, and 2011, along with the marketing efforts of the Edelman entities, has created more investor awareness of, and respect for, the Edelman brand. In addition to Ric Edelman’s radio show and best-selling books, a new weekly television series, season one of The Truth About Money with Ric Edelman, comprised of 26 half-hour episodes, has aired on more than 200 public television stations across the country and is available online at truthaboutmoneytv.com. Based on these marketing efforts and surveys conducted for the Company by Opinion Research Corporation, which showed that the Edelman brand is well known and highly regarded, we changed our name in May 2011 to “The Edelman Financial Group Inc.”

Supplement Internal Growth with Strategic Acquisitions.  We plan to actively pursue opportunities to acquire all or a significant portion of other complementary wealth management businesses to gain access to additional proprietary products to offer our high net worth, mass affluent, and institutional clients, to gain access to new clients, to increase our assets under management or advisement, and to expand our geographic base. We believe that attractive acquisition opportunities exist, particularly among smaller, specialized regional financial services firms that want to affiliate with a larger company while still retaining their identity and entrepreneurial culture. Since 2000, we have acquired or gained control of several significant firms with products and services that we believe complement or expand our client base and the services and products that we provide. In addition, we believe that the ongoing consolidation trend in the financial services industry will allow us to continue to hire proven financial professionals who prefer the culture and opportunities inherent in an innovative regional firm such as ours. We have increased our client assets and expanded our product offerings through the acquisitions of Edelman in 2005, Rikoon in 2007, Leonetti and Miller-Green in 2008, and IFS and GFS in 2010.

Marketing

While we believe cross-selling opportunities exist among our various businesses based on the relationships developed by the individual companies, each major subsidiary has its own branding identity subject to The Edelman Financial Group Inc. umbrella.

SMH markets through its 10 offices. SMH targets its client groups through financial advisor relationships, mailings, telephone calls, in-person presentations, and firm-sponsored workshops. Due to the nature of its business, its regional name recognition, and the reputation of its management, business is obtained through referrals from existing clients, corporate relationships, investment bankers, or initiated directly by the client, as well as through senior level calling programs.

EFS conducts its marketing efforts through media channels designed to educate individuals on the subject of personal finance. Ric Edelman hosts a nationally syndicated weekly radio program in the Washington, D.C. area and in 50 other markets.  Ric Edelman also publishes a monthly newsletter, and is the author of seven books plus video and audio educational programs designed to help people achieve their financial goals. In 2011, The Truth About Money began airing across 200 public television stations across the United States.

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

Competition

The wealth management business is highly competitive. The principal competitive factors influencing our businesses are:

•	expertise and quality of the professional staff;

•	reputation in the marketplace;

•	existing client relationships;

•	performance of investment strategies or product offerings;

•	advertising and sales promotion efforts; and

•	types, quality, and price of our products and services.

We compete directly with national and regional full service financial services firms, banks, insurance companies, asset management and advisory firms, on-line and discount brokers, private trust companies, sponsors of mutual funds, venture capital, private equity and hedge funds, and other wealth and asset managers. We believe that our principal competitive advantages include our regional and industry focus, focus on the growing high net worth and mass affluent markets, highly regarded distribution network and investment managers, ability to cross-sell our products, create wealth partnerships with our clients, and our proven management team.

The financial services industry has become considerably more concentrated as many securities firms have either ceased operations, been acquired by, or merged into other firms. Many of these larger firms have significantly greater financial and other resources than we do and can offer their customers more product offerings, lower pricing, broader research capabilities, access to international markets, and other products and services we do not offer, which may give these firms a competitive advantage over us.

During 2008 and 2009, many of our largest competitors were materially negatively affected by the global financial crisis. Certain of our larger competitors ceased to do business, while others merged, obtained substantial government assistance, and changed their business models and regulatory status, including becoming bank holding companies.   The surviving companies remain competitors and continue to have resources and product offerings that have a competitive impact on us.

As we seek to expand our wealth management business, we face competition in the pursuit of clients interested in our services, the recruitment and retention of wealth management professionals, and the identification and acquisition of other wealth management firms that can be integrated into our group.

Government Regulation

The securities industry is one of the nation's most extensively regulated industries.  The U.S. Securities and Exchange Commission (“SEC”) is responsible for the administration of the federal securities laws and serves as a supervisory body over all national securities exchanges and associations.  The regulation of broker-dealers has to a large extent been delegated by the federal securities laws to the FINRA and other self regulatory organizations (“SROs”).  These SROs include, among others, all the national securities and commodities exchanges and the FINRA.  Subject to approval by the SEC and certain other regulatory authorities, SROs adopt rules that govern the industry and conduct periodic examinations of the operations of our broker-dealer subsidiary.  SMH, one of our broker-dealer subsidiaries is registered in all 50 states, Puerto Rico and is also subject to regulation under the laws of these jurisdictions. GFS BD is registered in 16 states.

As registered broker-dealers and members of FINRA, SMH and GFS BD, our brokerage subsidiaries, are subject to certain net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”).  The net capital rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers.  Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by other regulatory bodies, and ultimately may require its liquidation.  Further, a decline in a broker-dealer's net capital below certain “early warning levels,” even though above minimum capital requirements, could cause material adverse consequences to the broker-dealer. SMH and GFS BD conduct business on a national basis as introducing firms, using a third-party firm for securities clearing and custody functions.

SMH and GFS BD are subject to other rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, use and safekeeping of clients’ funds and securities, recordkeeping and reporting, and the conduct of directors, officers and employees. Broker-dealers are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the rules and regulations applicable to us involves a number of risks because rules and regulations are subject to varying interpretations. Regulators make periodic examinations and review annual, monthly and other reports on our operations, track record and financial condition. Violations of rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar adverse consequences. The rules of the Municipal Securities Rulemaking Board, which are enforced by the SEC and FINRA, apply to the municipal securities activities of SMH and GFS BD.

As registered investment advisors under the Investment Advisers Act of 1940 (the “Advisers Act”), SMH, SMH Capital Advisors, EFS, Rikoon, Leonetti, Miller-Green, IFS, and Global IA, are subject to the requirements of regulations under both the Advisers Act and certain state securities laws and regulations.  Such requirements relate to, among other things, limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, and general anti-fraud prohibitions. In addition, certain of our subsidiaries are subject to ERISA, and Sections 4975(c)(1)(A), (B), (C) or (D) of the Internal Revenue Code, and to regulations promulgated thereunder, insofar as they are a “fiduciary” under ERISA with respect to benefit plan clients or otherwise deal with benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients (including, without limitation, employee benefit plans (as defined in Section 3(3) of ERISA), individual retirement accounts and Keogh plans) and provide monetary penalties for violations of these prohibitions.

The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines or other similar consequences.

Additional legislation, changes in rules promulgated by the SEC, FINRA and other SROs, or changes in the interpretation or enforcement of existing laws and rules may directly effect the mode of our operation and profitability.

The USA PATRIOT Act of 2001 (the “PATRIOT Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers, FCMs and other financial services companies. Financial institutions subject to the PATRIOT Act generally must have anti-money laundering procedures in place, implement specialized employee training programs, designate an anti-money laundering compliance officer and are audited periodically by an independent party to test the effectiveness of compliance. We have established policies, procedures and systems designed to comply with these regulations.

Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. We must comply with these information-related regulations, including, but not limited to, the 1999 Gramm-Leach-Bliley Act, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and the 2003 Fair and Accurate Credit Transactions Act, to the extent they are applicable to us.

Employees

At December 31, 2011, we had 498 employees.  Of these, 413 are in investment management, 28 are in systems development, and 57 are in accounting, administration, legal, compliance, and support operations.  None of our employees are subject to collective bargaining agreements.  We believe our relations with our employees generally are good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, are made available free of charge on our internet website, http://www.edelmanfinancial.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

Additionally, we make available on our website, http://www.edelmanfinancial.com, and in print, upon request of any shareholder to our Chief Financial Officer, a number of our corporate governance documents. These include: charters for the Audit Committee and the Nominating and Corporate Governance Committee, and the Business Ethics Policy for Employees. Within the time period required by the SEC and the Nasdaq Stock Market, we post on our website any modifications to any of the available documents. The information on our website is not incorporated by reference into this report.

Our Chief Financial Officer can be contacted at The Edelman Financial Group Inc., 600 Travis, Suite 5800, Houston, Texas 77002, telephone: (713) 224-3100.

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

 Risks Relating to the Nature of Our Business

Changing conditions in financial markets and the economy could result in decreased revenues, losses or other adverse consequences.

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

As a national wealth management firm, changes in the U.S., international, or regional financial markets or economic conditions could adversely affect our business in many ways, including the following:

• Adverse changes in the market could lead to a reduction in revenue from asset management fees and investment income from managed funds. Even in the absence of a market downturn, below-market investment performance by our portfolio managers and funds could reduce asset management revenue and assets under management and result in reputational damage that might make it more difficult to attract new investors.

• A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenue we receive from commissions and spreads.

• Our plans for expansion of our client base or the services we provide may be delayed or impaired.

• Adverse changes in the market could lead to losses from principal transactions on our inventory positions.

• Limitations on the availability of credit, such as occurred during 2008, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations.

• New or increased taxes on compensation payments such as bonuses or on balance sheet items may adversely affect our profits.

• Should one of our competitors fail, our securities prices and our revenue could be negatively impacted based upon negative market sentiment causing customers to cease doing business with us, which could adversely affect our business, funding and liquidity.

The wealth management business is highly competitive. If we are not able to compete successfully against current and future competitors, our business, financial condition, and results of operations will be adversely affected.

The wealth management business is highly competitive, and we expect it to remain so. The principal competitive factors influencing our wealth management and institutional services businesses are:

•	the experience and quality of the professional staff;

•	reputation in the marketplace;

•	investment performance;

•	existing client relationships; and

•	mix of market capabilities.

We compete directly with many other national and regional full service financial services firms, banks, insurance companies, asset management and advisory firms, and, to a lesser extent, with on-line and discount brokers. We also compete for wealth management services with commercial banks, private trust companies, sponsors of mutual funds, financial planning firms, venture capital, private equity and hedge funds, and other wealth managers.

We are a relatively small firm with 498 employees as of December 31, 2011, and total revenue of $169.0 million in 2011. Many of our competitors have more personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of products and distribution outlets for their products, larger customer bases, and greater name recognition. These larger and better capitalized competitors may be better able to respond to changes in the wealth management and institutional services industries, to finance acquisitions, to fund internal growth, and to compete for market share generally.

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

There are market, credit and counterparty, and liquidity risks associated with our market making and principal trading. We may experience significant losses if the value of our marketable security positions deteriorates.

We conduct market making and principal trading for our own account, which subjects our capital to significant risks. These activities often involve the purchase, sale, or short sale of securities as principal in markets that are characterized as relatively illiquid or that may be susceptible to rapid fluctuations in liquidity and price. Unfavorable market conditions could limit our resale of purchased securities or the repurchase of securities sold short. These risks involve market, credit and counterparty, and liquidity risks, which could result in losses for us. Market risk relates to the risk of fluctuating values and the ability of third parties to whom we have extended credit to repay us. Credit and counterparty risks represent the potential loss due to a client or counterparty failing to perform its contractual obligations, such as delivery of securities or payment of funds. Liquidity risk relates to our inability to liquidate assets or redirect illiquid investments. In any period, we may experience losses as a result of price declines, lack of trading volume, or lack of liquidity.

In our wealth management and other activities, we may have large concentrations in securities of, or commitments to, a single issuer or issuers engaged in a specific industry. These concentrations increase our exposure to market risks.

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

If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention, or reputational damage. Any failure or interruption of our systems, the systems of our clearing brokers, custodians, or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. In addition, our clearing brokers and custodians provide our principal disaster recovery system. We cannot provide assurance that we or our clearing brokers or custodians will not suffer any systems failures or interruption, including ones caused by earthquake, fire, other natural disasters, power or telecommunications failure, act of God, act of war, terrorism, or otherwise, or that our or our clearing brokers’ back-up procedures and capabilities in the event of any such failure or interruption will be adequate. The inability of our or our clearing brokers’ or custodians’ systems to accommodate an increasing volume of transactions could also constrain our ability to expand our business.

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

Our acquisition of Global expands our client base into Mexico and Central and South America. A political, economic, or financial disruption in these countries could adversely impact Global’s business. In addition, Global is subject to U.S. laws relating to money laundering and doing business with certain individuals, groups, and countries, such as the PATRIOT Act, which place substantial responsibilities on us with respect to knowing our customers. While we have invested and continue to invest resources in training and compliance monitoring, the expanded geographical diversity of our clients and customers, as well as the vendors and other third parties that we deal with, increases the risk that we may be found in violation of such rules and regulations and any such violation could subject us to significant penalties and adversely affect our reputation.

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

During 2009, we began to implement our plan to expand the EFS offices throughout the U.S. with the opening of six new offices in the New York City metropolitan area.  In 2010 and 2011 we opened 19 new EFS offices. We plan to open an additional 6 offices in 2012. These expansion efforts have required and will continue to require increased investment in management personnel, facilities, and financial and management systems and controls, all of which, in the absence of sufficient corresponding revenue growth, would cause our operating margins to decline from current levels.  In addition, we estimate that the cost of opening each new office requires expenditures of approximately $250,000.

Expansion also creates a need for additional compliance, documentation, risk management and internal control procedures, and often involves the hiring of additional personnel to monitor such procedures. To the extent such procedures are not adequate to appropriately monitor any new or expanded business, we could be exposed to a material loss or regulatory sanction.

We are a holding company and depend on our subsidiaries for dividends, distributions, and other payments.

As a holding company, we may require dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including debt obligations. As a result, regulatory actions could impede access to funds that we need to make payments on obligations or dividend payments. In addition, because we hold equity interests in our subsidiaries, our rights as an equity holder to the assets of these subsidiaries are subordinated to any claims of the creditors of these subsidiaries. At December 31, 2011, none of our subsidiaries had any long-term indebtedness to any third party.

Risks Related to Our Business

Our securities broker-dealer and investment advisor subsidiaries are subject to substantial regulation. If we fail to comply with applicable requirements, our business will be adversely affected.

Our businesses are subject to extensive regulation under both federal and state laws. SMH and GFS BD are registered as broker-dealers with the SEC and FINRA; EFS, SMH, SMH Capital Advisors, Rikoon, Leonetti, Miller-Green, IFS, and GFS IA are registered with the SEC as investment advisors.

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

The imposition of any penalties or orders on us could have a material adverse effect on our business, financial condition, and results of operations. The investment banking and brokerage industries have recently come under scrutiny at both the state and federal levels, and the cost of compliance and the potential liability for noncompliance has increased as a result.

The regulatory environment in which we operate is also subject to change. Our business may be adversely affected as a result of new or revised legislation, or changes in rules promulgated by the SEC, FINRA, and other SROs. We may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules by the SEC and FINRA.

Our financial services businesses may be materially affected not only by regulations applicable to our subsidiaries as financial market intermediaries but also by regulations of general application. For example, the volume of our merchant banking and principal investment business in a given period could be affected by existing and proposed tax legislation, antitrust policy, and other governmental regulations and policies (including the monetary policies of the Federal Reserve Board), as well as changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

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

As registered broker-dealers, SMH and GFS BD are subject to the net capital rules administered by the SEC and FINRA. These rules, which specify minimum net capital requirements for registered broker-dealers and FINRA members, are designed to assure that broker-dealers maintain adequate net capital in relation to their liabilities and the size of their customer’s business. These requirements have the effect of requiring that a substantial portion of a broker-dealer’s assets be kept in cash or highly liquid investments. Failure to maintain the required net capital may subject a firm to suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies. Compliance with these net capital rules could limit operations that require extensive capital, such as underwriting or trading activities.

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

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions.  We are also potentially subject to claims arising from disputes with employees. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. See “Item 3 — Legal Proceedings” for a further discussion of certain legal matters applicable to us.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices together with certain wealth management and brokerage operations of the Company are located at 600 Travis, Houston, Texas, and 4000 Legato Road, Fairfax, Virginia and comprise approximately 67,000 and 47,700 square feet, respectively, of leased office space pursuant to lease arrangements expiring in 2021.  The Company has 43 other office locations including one in Arizona, four in California, one in Colorado, one in Connecticut, two in Florida, four in Illinois, two in Massachusetts, five in Maryland, two in Michigan, three in New Jersey, one in New Mexico, seven in New York, two in Ohio, one in Oklahoma, six in Texas, one in Utah, and three in Virginia.  We lease all of our office space which management believes, at the present time, is adequate for our business.

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

As previously reported, in July 2008, the Dallas regional office of the FINRA conducted a routine examination of SMH’s broker-dealer activities.  SMH received an examination report on December 31, 2008, which identified a number of deficiencies in SMH’s operations.  In April 2009, SMH resolved half of the deficiencies noted through a compliance conference procedure. On October 5, 2010, SMH received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against SMH and two former employees based on alleged violations of certain federal securities laws and FINRA rules based on the deficiencies identified in the 2008 examination. Counsel for SMH and the former employees have reached an agreement in principle with the Dallas regional office of FINRA to resolve this matter as well as two other FINRA investigations with respect to SMH’s operations. While the agreement must be finalized, we do not believe its impact on SMH and the Company will be material.

On December 28, 2011, Hite Hedge Asset Management, LLC and two of its hedge funds filed a FINRA arbitration proceeding against SMH and one of its registered representatives (FINRA Case No. 11-04815), alleging that SMH’s actions in charging approximately $940,000 in fees to locate “hard to borrow” securities against Hite’s accounts constituted a breach of SMH’s agreement not to charge location fees, common law fraud, false and deceptive trade practice under Chapter 93A of the Massachusetts General Laws, a breach of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, a breach of SMH’s and its representative’s responsibility for good faith and fair dealing and obligation to observe high standards of commercial honor and just and equitable principals of trade under FINRA conduct rules, and a violation of sales practice obligations under FINRA and SEC rules with respect to short sale transactions. Hite requests reimbursement of the fees, punitive damages, and legal fees and costs. SMH believes it has meritorious defenses to the allegations and intends to vigorously defend against the allegations.

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

Item 4.  Reserved

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Global Market Security tier of The NASDAQ Stock Market under the symbol “EF.”  The following table sets forth the quarterly high and low sales prices for our common stock during 2011 and 2010 for the calendar quarters indicated, each as reported on the NASDAQ National Market, and cash dividends declared per share of common stock:

			Cash
Calendar Period	High	Low	Dividend

2011:
First Quarter	$8.19	$6.70	$0.050
Second Quarter	$8.87	$6.99	$0.050
Third Quarter	$8.31	$5.84	$0.050
Fourth Quarter	$7.25	$6.01	$0.050

2010:
First Quarter	$6.40	$4.50	$0.045
Second Quarter	$6.49	$5.10	$0.045
Third Quarter	$5.89	$4.89	$0.045
Fourth Quarter	$7.74	$5.48	$0.050

At March 6, 2012, there were 208 holders of record of our common stock.

Dividend Policy

In 2002, our board of directors instituted a policy of paying regular quarterly dividends on our common stock.  During 2005, we increased the declared quarterly dividend payment to $0.045 per share (an annual amount of $0.18 per share).  We further increased the declared quarterly dividend payment to $0.050 per share in the fourth quarter of 2010.  In March 2012, the board of directors declared an additional dividend for the first quarter of 2012 in the amount of $0.050 per share. Our declaration and payment of future dividends is subject to the discretion of our board of directors.  In exercising this discretion, the board of directors will take into account various factors, including general economic and business conditions, our strategic plans, our financial results and condition, our expansion plans, any contractual, legal and regulatory restrictions on the payment of dividends, and such other factors the board considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

For our equity compensation plans, the following table shows, at the end of fiscal year 2011, (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of such options, warrants and rights, and (c) the number of securities remaining available for future issuance under the plans, excluding those issuable upon exercise of outstanding options, warrants and rights.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved
by security holders	235,000	$14.14	2,441,881	(1)
Equity compensation plans not
approved by security holders	-	-	-
Total	235,000	$14.14	2,441,881

(1)	The number of shares of our common stock available for incentive awards under our Long-term Incentive Plan is the greater of 4.0 million shares or 25% of the total number of shares of our common stock from time to time outstanding.

The following table provides information about the Company’s share repurchase activity for the twelve months ended December 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs
January 1 to January 31, 2011	48,946	$7.20	48,946	427,378
February 1 to February 28, 2011	7,262	7.03	7,262	420,116
March 1 to March 31, 2011	14,544	6.95	14,544	405,572
April 1 to April 30, 2011	20,422	8.60	20,422	385,150
May 1 to May 31, 2011	203,929	7.90	203,929	181,221
June 1 to June 30, 2011	111,518	7.41	111,518	69,703
July 1 to July 31, 2011	-	-	-	69,703
August 1 to August 31, 2011	-	-	-	69,703
September 1 to September 30, 2011	-	-	-	69,703
October 1 to October 31, 2011	-	-	-	69,703
November 1 to November 30, 2011	-	-	-	69,703
December 1 to December 31, 2011	-	-	-	69,703
Total	406,621	$7.67	406,621	69,703

(1)	The Company announced a share repurchase program on November 7, 2007, to purchase up to 1.0 million shares of the Company's shares of common stock. On May 27, 2010, the board of directors approved the repurchase of up to an additional 1.0 million shares of common stock, subject to maximum expenditure of $2.5 million under our credit agreement. In April 2011, a waiver from the bank was obtained to approve the repurchase of $2.5 million of treasury shares.

Corporate Performance

The following chart shows a comparison of the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2011, as compared to the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Financial Stocks Index, a peer group, assuming $100 was invested at market close on December 31, 2006 in our common stock and the two indices and dividends were reinvested.

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
The Edelman Financial Group Inc.	$100.00	$81.67	$48.92	$46.54	$62.81	$58.47
Nasdaq Stock Market Index (U.S. & Foreign)	100.00	110.53	66.28	96.32	113.95	113.00
Nasdaq Financial Stocks Index (1)	100.00	89.90	62.67	65.62	74.78	68.30

(1)	The Nasdaq Financial Stocks Index is composed of all Nasdaq companies with Standard Industrial Classification codes ranging from 6000 through 6799.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands except per share amounts)
Statements of Operations:
Total revenue	$169,005	$130,224	$108,261	$99,540	$160,374

Income (loss) from continuing operations	$17,662	$17,236	$159	$(9,697)	$(4,017)
Income (loss) from discontinued operations, net of income taxes	(2,233)	(1,701)	(529)	(8,700)	3,647
Net income (loss)	15,429	15,535	(370)	(18,397)	(370)
Less: Net income attributable to the noncontrolling interest	(9,933)	(5,839)	(5,112)	(6,896)	(5,112)
Net income (loss) attributable to The Edelman Financial Group Inc.	$5,496	$9,696	$(5,482)	$(25,293)	$(5,482)

Diluted earnings (loss) per common share:
Continuing operations	$0.27	$0.39	$(0.16)	$(0.70)	$(0.19)
Discontinued operations	(0.09)	(0.06)	(0.03)	(0.24)	0.03
Net earnings (loss)	$0.18	$0.33	$(0.19)	$(0.94)	$(0.22)

Weighted average common shares outstanding - diluted	29,912	29,370	28,402	26,972	25,086

Amounts attributable to The Edelman Financial Group Inc. common shareholders:
Income from continuing operations, net of income taxes	$8,148	$11,574	$(4,717)	$(18,951)	$(4,801)
Discontinued operations, net of income taxes	(2,652)	(1,878)	(765)	(6,342)	(681)
Net income (loss)	$5,496	$9,696	$(5,482)	$(25,293)	$(5,482)

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands except per share amounts)
Balance Sheet Data:
Cash and cash equivalents	$48,605	$44,521	$40,455	$28,971	$46,503
Financial instruments owned, at fair value	30,907	40,504	32,663	38,094	85,567
Total assets	343,107	365,892	320,038	297,470	291,548
Total liabilities	87,093	102,477	80,354	67,054	49,208
The Edelman Financial Group Inc. shareholders' equity	223,760	225,678	223,251	221,611	222,235
Noncontrolling interest	32,254	37,737	16,433	8,805	20,105
Total equity	256,014	263,415	239,684	230,416	242,340
Cash dividends declared per common share	$0.200	$0.185	$0.180	$0.180	$0.180

Refer to “Note 2 – Acquisitions and Dispositions” and “Note 1 – Principles of Consolidation” for additional information on significant transactions that impact the Consolidated Balance Sheets for 2011 and 2010 for the following significant transactions:

•	Madison Williams equity and note receivable write-offs
•	Global acquisition
•	Concept disposition
•	Adoption of ASC Topic 810, Consolidation

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

Our Mass Affluent segment provides investment advisory services, wealth and investment management, and financial planning services to individual clients in North America, through our subsidiary, Edelman Financial Services (“Edelman”). It primarily earns advisory fee revenue based on the amount of client assets under management. Additional services provided include financial planning and asset management for small or mid-size organizations, and 401(k) benefit plan consultations for employers.

Our Other Wealth Management segment provides investment management services to primarily high net worth individuals in North America and institutions, through the branch offices of Sanders Morris Harris Inc. (“SMH”) and Global Financial Services, L.L.C. (“GFS BD”) – full service broker-dealers, as well as affiliated wealth managers and registered investment advisors (RIAs) wholly or partially owned by the Company. The services provided include investment strategies and alternatives, tax efficient estate and financial planning, trusts, and agent/fiduciary investment management services throughout their financial life cycle, as well as private client brokerage services.

In addition, we provide specialized wealth management products and services in specific investment styles to individuals, corporations, and institutions both through internal marketing efforts and externally through formal sub-advisory relationships and other distribution arrangements with third parties. The Other Wealth Management segment also includes asset management affiliates. These funds invest primarily in small to mid-size companies, both public and private, primarily in the life sciences, energy and technology industries.

In December 2009, the Company completed the sale of its Capital Markets businesses which consisted of our investment banking, and most of our New York institutional trading, sales, and research businesses (excluding The Juda Group and Concept). As a result of this transaction, management realigned its reportable segments to reflect its remaining operations and the Capital Markets segment was renamed the Institutional Services segment. Prior period amounts were reclassified to reflect the new reportable segments. Concept was spun-off in December 2010, and the segments were further realigned to reflect the remaining operations of the business. The wealth management segment was separated into two segments, Mass Affluent and Other Wealth Management, which reflects the internal reporting that executive management reviews and uses for budgeting purposes. In addition, The Juda Group, our sole remaining business within the institutional services business after the spin-off of Concept is classified as held-for-sale and included in discontinued operations for all periods presented.

Prime Brokerage Services provided trade execution, clearing, bookkeeping, reporting, custodial, securities borrowing, financing, research, and fund raising to hedge fund clients. The Company maintained a small number of asset management accounts on behalf of individual asset managers through this division. These services in 2010 were provided by Concept, which was largely disposed of during the fourth quarter of 2010 and a final disposal transaction occurred on December 31, 2011; therefore, Concept is included in discontinued operations for all periods presented, and the Prime brokerage service segment no longer has activity as of December 31, 2011.

We are exposed to volatility and trends in the general securities market and the economy. The end of 2010 and first quarter of 2011 showed signs of improvement in the economy, with unemployment rates down to 8.5% in December 2011 from 9.9% in December 2009. The performance of the U.S. equity markets showed improvement in the first and fourth quarters of 2011.

Client assets have recovered overall from the prior years’ recession, despite the lag in the economy and financial markets in the second and third quarters of 2011. The recovery has resulted in, among other things, higher advisory fees and commission revenue for 2011. While many economists believe the recession ended some time during the first quarter of fiscal 2010, there is no guarantee that conditions will not worsen again. All of these factors have had an impact on our operations. Certain business operations were discontinued during 2011, which resulted in a decrease in client assets of $1.2 billion. The impact of the $1.2 billion decrease is reflected within the first quarter 2011 client assets balance included below. Client assets were as follows:

Client Assets (1)
(in millions)

December 31, 2008	$8,627
March 31, 2009	8,501
June 30, 2009	9,534
September 30, 2009	10,595
December 31, 2009	11,273
March 31, 2010	11,904
June 30, 2010	11,085
September 30, 2010	12,072
December 31, 2010	17,106
March 31, 2011	16,844
June 30, 2011	17,492
September 30, 2011	15,773
December 31, 2011	16,315

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

Fiscal year 2008 and the first quarter of 2009 was a very challenging environment for the capital markets given the unprecedented events on Wall Street that led to increased uncertainty and turmoil in the U.S. economy and global financial markets.  We made the necessary adjustments to our business and adapted to the current environment.  We focused on the following items:

•	preserving capital and retaining key people in order to emerge as a strong player once market stability returns;

•	reducing compensation and non-compensation expenses in order to operate on a positive cash basis;

•	closing offices that were unprofitable;

•	exiting business lines that are subject to greater than normal revenue and profit volatility; and

•	acquiring wealth management businesses that enhance or complement our existing franchise value.

	Twelve Months Ended December 31,
	2011	2010
	(in millions)

Client assets at January 1	$17,106	$11,273

Adjustments	(1,230)	-

Inflows (Outflows):
Asset Inflows	7,197	6,661

Asset Outflows	(6,635)	(2,331)

Net Inflows	562	4,330

Market Appreciation (Depreciation)	(123)	1,503
Net Change	439	5,833
Client Assets at December 31	$16,315	$17,106

Client assets increased by $439.0 million during 2011. The Company’s (0.4%) market-related decrease in client assets compares with a 2.5% increase in value applying a blended rate. The Global acquisition changes the benchmarks for the Company, due to the nature of their operations in international bonds; therefore, the 2.5% market increase is based on a blended rate of a 60/40 domestic portfolio and a 60/40 global portfolio.

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

The expansion of Edelman offices in 2009, 2010, and 2011, along with the marketing efforts of the Edelman entities, has created more investor awareness of, and respect for, the Edelman brand. In addition to Ric Edelman’s radio show and best-selling books, a new weekly television series, The Truth About Money with Ric Edelman, will air on more than 200 public television stations across the country. Based on these marketing efforts and surveys conducted for the Company by Opinion Research Corporation, which showed that the Edelman brand is well known and highly regarded, we changed our name to “The Edelman Financial Group Inc.” effective May 28, 2011. In addition, Ric Edelman was elected Co-Chief Executive Officer following the annual meeting and is expected to become sole Chief Executive in May 2012. George Ball will continue as Chairman of the Board.

The Company plans further growth by seeking to acquire other high-caliber practices. Initiatives are also underway to attract new broker-dealers and advisors who we feel add to the success and profitability of the Company. The Company is also working to attract new clients and assets to existing businesses and has implemented a significant marketing initiative for the current year.

The sale of non-core businesses continues to provide income that keeps the Company well capitalized and poised for continued growth through acquisitions and expansion of Edelman offices. In addition, our purchase of Global, gives us a presence in the international affluent investor market, which has great profit and growth potential.

We have instituted cost savings in a variety of areas, including variable expense, integration of several support departments, and the use of technology to reduce operating expenses.

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile over the past twenty-four months.  As of December 31, 2010, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average, the Standard & Poor’s 500 Index and the NASDAQ Composite Index up.  In contrast, the average daily volume on the New York Stock Exchange declined during 2010.  Despite the rally in the markets in the first quarter of 2010, the economic environment remains challenging with the national unemployment rate at approximately 9.8% at December 31, 2010, a decrease from the high of 10% at the end of December 2009.  The national unemployment rate dropped to 8.5% as of December 31, 2011, reflecting further improvement in the U.S. economy throughout 2011. The Federal Reserve Board reduced the federal funds target rate to 0 – 0.25% on December 16, 2008, and has not yet begun increasing rates.  Most economists do not expect the federal funds rate will increase significantly during 2012.

Investors initially responded to the volatile markets with a flight to quality which, in turn, reduced yields on short-term U.S. treasury securities and produced a dramatic reduction in commercial paper issuance.  Investors are slowly moving back to high yielding investments, but this has been a slow progression.

The disruptions and developments in the general economy and the credit markets over the past twenty-four months have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed by Congress on July 15, 2010, and was signed into law on July 21, 2010.  The Act, among other things, established a Financial Stability Oversight Council and a Consumer Financial Protection Bureau whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers.  Many regulations will be issued to implement the Act over the next twelve to twenty-four months.  We have reviewed the Act and presently do not expect the legislation to have a significant impact on our operations. We are unable to determine the final impact that the Act will have on our operations until all of the regulations have been issued.

Components of Revenue and Expenses

Revenue. Our revenue is comprised primarily of (1) fees from asset-based advisory services, wealth management, and financial planning services, (2) commission revenue from wealth advisory and (3) principal transactions. We also earn interest on cash held and notes receivable, receive dividends from the equity and fixed income securities held in our corporate capital accounts, receive sales credits from third party placement agreements, earn fees through the sale of insurance products, and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits our largest expense item and includes wages, salaries, and benefits. During 2011, compensation and benefits represented 64.8% of total expenses and 57.6% of total revenue, compared to 65.9% of total expenses and 59.7% of total revenue during 2010. The decrease in compensation and benefits as a percentage of total expenses and total revenue is related to an overall increase in variable expenses that relate to compensation of advisors. As the number of Edelman offices increase, compensation becomes a larger percentage of total expenses, and there were twelve offices opened in 2011.

Floor brokerage, exchange, and clearance fees include clearing and trade execution costs associated with the retail, prime, and institutional brokerage business. The Company clears its transactions through several clearing firms, including Pershing, an affiliate of The Bank of New York Mellon, Goldman Sachs Execution & Clearing, L.P. (“Goldman”), First Clearing, T.D. Ameritrade, and J.P. Morgan Clearing Corp. (“J.P. Morgan”). In 2011, the clearing agreements with Goldman ended with the final disposition of Concept.

Other expenses include (1) communications and data processing expenses, such as third-party systems, data, and software providers, (2) occupancy expenses, such as rent and utility charges for facilities, (3) interest expense, (4) amortization of other intangible assets, (5) loss on note receivable and (6) other general and administrative expenses.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Total revenue was $169.0 million for the year ended December 31, 2011 compared to $130.2 million for 2010, primarily reflecting increases of $21.6 million in investment advisory and related services revenue, $5.6 million in commission revenue and $8.7 million in principal transactions revenue.  Total expenses for 2011 increased $32.4 million, or 27.5%, to $150.3 million from $117.9 million in 2010. The increase in expenses was principally due to increases in employee compensation and benefits of $19.6 million, an increase in loss on note of $4.4 million, other general and administrative expenses of $2.1 million, and amortization expense of $2.6 million. Income from continuing operations, net of income taxes, attributable to The Edelman Financial Group Inc. was $8.1 million, or $0.27 per diluted common share, for 2011 compared to $11.6 million, or $0.39 per diluted common share for 2010.

Revenue from investment advisory and related services increased from $94.3 million during 2010 to $115.9 million in 2011 as a result of an increase in average client assets.  Commission revenue increased to $19.0 million in 2011 from $13.4 million during 2010 as a result of a increase in trading volume in the Other Wealth Management segment.  Investment banking revenue increased to $6.1 million in 2011 from $3.9 million in 2010 due to sales credits from our participation in syndicate transactions, including large transactions in which SMH participated in during 2011 for a total of $2.4 million.  Principal transactions revenue increased from $4.5 million in 2010 to $13.3 million in 2011 as the result of a increase in the sale of fixed income products of $12.0 million, related to the acquisition of Global at the end of 2010, offset by a reduction in warrant market values and bond trading of $3.4 million.  Interest and dividend income decreased from $9.7 million in 2010 to $9.4 million in 2011 as a result of decreased interest earned on notes receivable.

During the year ended December 31, 2011, employee compensation and benefits increased to $97.4 million from $77.8 million in the same period last year principally due to the acquisition of Global of $11.0 million and the additional employees added due to expansion within the Mass Affluent segment, including an increase in benefits of $6.8 million. Additional employee compensation costs incurred in 2011 were additional 401(k) match expense of $1.0 million, due to a change in the benefit plan as well as an increase in bonus and earnouts related to performance measures of $1.2 million.   Occupancy costs increased to $11.6 million in 2011 from $10.2 million in the same period last year, and  other general and administrative expenses increased to $19.6 million during 2011 from $17.4 million in 2010 due to a write-off of a rent receivable for a sublease from Madison Williams of $1.4 million, and an increase in advertising costs of $1.6 million, offset by a reduction in professional and legal fees.  Amortization of other intangible assets increased to $4.4 million from $1.8 million, due to the acquisition of Global.

Our effective tax rate from continuing operations decreased to 31.4% for the year ended December 31, 2011, compared to 31.5% for the year ended December 31, 2010.  The effective tax rate is below the federal statutory income tax rate primarily as a result of state income taxes and the impact of noncontrolling interest on the effective tax rate.

During the second quarter of 2011, the Company closed one retail office and reclassified SSG, 10 Sports and The Juda Group as held-for-sale, and in the fourth quarter of 2011, the Company completed a final disposition transaction for Concept.  The decision was made due to the entities’ inability to achieve sufficient revenue to offset their costs.  The Company recorded a net loss from discontinued operations, net of income taxes of $2.2 million in 2011 compared to $1.7 million in 2010 related to the entities discontinued in 2011.  The Company recognized a gain on the sale of the Washington Research Group of $1.4 million in 2010,  net of income taxes, that is included in “Loss from discontinued operations, net of income taxes.”

Results by Segment

Mass Affluent

	Year Ended December 31,
	2011	2010
	(in thousands)

Revenue	$87,323	$73,079

Income from continuing operations before income taxes	$19,814	$16,771

Revenue from the Mass Affluent segment increased to $87.3 million from $73.1 million and income from continuing operations before income taxes increased to $19.8 million from $16.8 million.   Investment advisory and related services fees increased to $87.3 million from $69.3 million reflecting an increase in assets under management or advisement due to improvement in the general securities market from 2010 and the opening of eight new offices in 2010 and twelve new offices in 2011.   Total expenses increased to $67.5 million from $56.3 million due to higher employee compensation costs of $7.2 million, occupancy costs of $865,000 associated with the Edelman expansion, and an increase in other general and administrative expenses of $2.4 million, including an increase in advertising expenses of $1.5 million.

Other Wealth Management

	Year Ended December 31,
	2011	2010
	(in thousands)

Revenue	$74,655	$51,111

Income from continuing operations before income taxes	$27,267	$18,948

Revenue from wealth management increased to $75.0 million from $51.1 million and income from continuing operations before income taxes increased to $27.3 million from $18.9 million.   Principal transactions revenue increased to $13.4 million in 2011 from $2.0 million in 2010, due to the acquisition of Global.  Investment advisory and related services fees increased to $27.5 million from $24.0 million reflecting an increase in assets under management or advisement, primarily due to improvement in the general securities market and the economy.  Commissions revenue also increased from $11.0 million in 2010 to $17.2 million in 2011, due to an increase in mutual fund transactions and trading transactions, reflecting an overall market improvement, as well as the acquisition of Global.  Global added an additional $5.6 million to commission revenue during 2011. Total expenses increased to $48.2 million from $34.5 million due to higher employee compensation costs of $11.9 million associated with the increase in commission payments and $1.4 million due to an increase in communications and data processing as a result of the increase in total revenue.  Equity in income of limited partnerships decreased by $1.6 million due to a decrease in the net unrealized gain from investments in private investment limited partnerships.

Corporate Support and Other

	Year Ended December 31,
	2011	2010
	(in thousands)

Revenue	$7,027	$6,034

Loss from continuing operations before income taxes	$(21,320)	$(10,555)

Revenue from corporate support and other increased to $7.0 million from $6.0 million, and loss from continuing operations before income taxes increased to $21.3 million from $10.6 million.  Total expenses increased to $34.6 million from $27.1 million due primarily to increases in loss on loan held-for-sale of $4.4 million and amortization of $2.5 million in 2011. Equity in income of limited partnerships decreased to $6.3 million from $10.5 million. The decrease in equity in income of limited partnerships is attributable to a write-off of the Madison equity during 2011, offset by an increase in the value of the investment in Proton Therapy Center (“PTC”).

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Total revenue increased $22.0 million to $130.2 million in 2010 from $108.3 million in 2009, while total expenses increased $6.6 million to $117.9 million in 2010 from $111.3 million in 2009.  The Company recognized goodwill and other intangible assets impairment charges of $14.6 million in 2009.  There were no such impairment charges recorded in 2010. Equity in income (loss) of limited partnerships increased to income of $12.9 million in 2010 from a loss of $1.8 million in 2009, reflecting an increase in the fair value of our investment in PTC, Madison Williams, and in the value of fund partnership investments.  The Company recognized a $3.0 million gain on step acquisition in 2009 related to the Company’s previously-held noncontrolling interest in Edelman Financial Advisors, LLC (“EFA”).  Income from continuing operations, net of income taxes attributable to TEFG common shareholders was $11.6 million, or $0.39 per diluted common share, in 2010 compared to loss of $4.7 million, or $0.16 per diluted common share, in 2009.

Revenue from investment advisory and related services increased from $71.6 million during 2009 to $94.3 million in 2010 as a result of an increase in average client assets.  Commission revenue increased to $13.4 million in 2010 from $11.1 million during 2009 as a result of an increase in commission-based transactions. Investment banking revenue increased to $3.9 million in 2010 from $2.2 million in 2009 due to an increase in selling concessions earned, partially offset by a decrease in sales credits received in investment banking transactions.  Principal transactions revenue decreased from $7.3 million in 2009 to $4.5 million in 2010 as the result of a decrease in the sale of fixed income products.  Interest and dividend income decreased from $10.4 million in 2009 to $9.7 million in 2010 as a result of decreased interest earned on notes receivable received in connection with the sale of our interests in Salient Partners, L.P. and Endowment Advisors, L.P. in 2008, as the principal balance was paid down during 2010.

Employee compensation and benefits increased to $77.8 million in 2010 from $61.6 million in 2009 due to higher employee commission expense related to higher revenue and to additional personnel related to the EFA acquisition and the Edelman expansion.  Communications and data processing increased to $8.1 million in 2010 from $6.6 million in 2009 due to higher clearing firm service fees resulting from the increase in trading volume in the Other Wealth Management segment and additional customer accounts related to the EFA acquisition and the Edelman expansion. Occupancy costs increased to $10.2 million in 2010 from $8.7 million in 2009 due to the Edelman expansion.  Interest expense decreased to $1.7 million in 2010 from $2.7 million in 2009 due to a decrease in the weighted average balance of our funded debt from 2009 to 2010.   Amortization of intangible assets increased to $1.8 million in 2010 from $1.6 million in 2009 due to the acquisition of an additional 66% membership interest in EFA on April 1, 2009 and to the acquisition of IFS in 2010.  Other general and administrative expenses increased to $17.4 million in 2010 from $14.9 million in 2009 due to an increase in advertising and other expenses related to the acquisition of EFA and to the Edelman expansion.

Our effective tax rate from continuing operations was 31.5% in 2010 compared to 108.4% in 2009.  The effective tax rate for 2009 was impacted by nondeductible goodwill impairment charges and state income taxes recognized for book purposes.

During the first quarter of 2009, the Company closed three retail offices.  The decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  During the fourth quarter of 2009, the Company completed its sale of the Capital Markets Business.  The Company recorded a net loss from discontinued operations, net of income taxes of $1.7 million in 2010 compared to $529,000 in 2009 related to the closed offices, sale of the Capital Markets Business in 2009, the sale of the Washington Research Group in 2010, as well as the discontinued entities in 2011.  The Company recognized a gain on the sale of the Capital Markets Business of $5.9 million in 2009, and a gain on the sale of the Washington Research Group of $1.4 million in 2010,  net of income taxes, that is included in “Loss from discontinued operations, net of income taxes.”

Results by Segment

Mass Affluent

	Year Ended December 31,
	2010	2009
	(in thousands)

Revenue	$73,079	$52,011

Income from continuing operations before income taxes	$16,771	$9,368

Revenue from the Mass Affluent segment increased to $73.1 million from $52.0 million and income from continuing operations before income taxes increased to $16.8 million from $9.4 million.  On April 1, 2009, the Company increased its ownership of EFA from 10% to 76%, which required a change in our method of accounting for EFA’s results to consolidation from the cost method.  Edelman opened six new offices in September 2009 and an additional eight new offices during the twelve months ended December 31, 2010.  Investment advisory and related services fees increased to $69.3 million from $48.7 million reflecting an increase in the size of our client portfolios primarily due to the opening of eight new offices in 2010 and improvement in the general securities market and the economy.   Total expenses increased to $56.3 million from $42.6 million due to higher employee compensation and occupancy costs associated with the EFA acquisition, the Edelman expansion, and the increase in revenue.

Other Wealth Management

	Year Ended December 31,
	2010	2009
	(in thousands)

Revenue	$51,111	$47,602

Income from continuing operations before income taxes	$18,948	$16,318

Revenue from other wealth management increased to $51.1 million from $47.6 million and income from continuing operations before income taxes increased to $18.9 million from $16.3 million.  Total expenses increased to $34.5 million from $29.9 million due to higher employee compensation and occupancy costs associated with the EFA acquisition, the Edelman expansion, and the increase in revenue.  Equity in income (loss) of limited partnerships increased to income of $2.4 million from a loss of $1.4 million. The increase in equity in income (loss) of limited partnerships is attributable to an increase in the value of the limited partnerships we manage.

Corporate Support and Other

	Year Ended December 31,
	2010	2009
	(in thousands)

Revenue	$6,034	$8,648

Loss from continuing operations before income taxes	$(10,555)	$(27,586)

Revenue from corporate support and other decreased to $6.0 million from $8.6 million, and loss from continuing operations before income taxes decreased to $10.6 million from $27.6 million.  Total expenses decreased to $27.1 million from $38.8 million due primarily to $ 14.6 million of goodwill and other intangible assets impairment charges recognized in 2009.  This decrease was partially offset by an increase in the provision for bad debts of $1.5 million due to the write-off of a note receivable in 2010 made in conjunction with the Company’s investment in iProOne, Inc.  The deconsolidation of one of the limited partnerships, due to the adoption of the new accounting guidance for variable interest entities and the fair value measurement of that investment, and the increase in the fair value of our investment in Madison Williams resulted in equity in income of limited partnerships of $10.5 million for the twelve months ended December 31, 2010.  The Company recognized a $3.0 million gain on step acquisition in 2009 related to its previously-held noncontrolling interest in EFA.

Liquidity and Capital Resources

Cash Requirements

The Company’s funding needs consist of (1) funds necessary to maintain current operations; (2) capital expenditure requirements, including funds needed for the Edelman expansion; (3) debt repayment; and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties.  At December 31, 2011, we had $48.6 million in cash and cash equivalents.

Payments due by period for the Company’s contractual obligations at December 31, 2011 are as described in the following table:

	Payment due by period
	Total	Within 1 year	After 1 but within 3 years	After 3 but within 5 years	After 5 years
	(in thousands)

Operating lease obligations	$41,249	$10,918	$15,685	$9,163	$5,483
Repayment of borrowings	20,768	6,726	14,042	-	-
Earnout & CAGR cash payments for Global	7,767	2,145	4,079	1,543	-
Total	$69,784	$19,789	$33,806	$10,706	$5,483

Operating expenses consist of compensation and benefits, floor brokerage, exchange, and clearance fees, and other expenses. These expenses are primarily dependent on revenue and, with the exception of obligations for office rentals, should require a limited amount of capital in addition to that provided by revenue during 2012.  Currently, obligations for non-cancelable office leases total $10.9 million during 2012.  Funds required for other working capital items such as receivables, securities owned, and accounts payable, along with expenditures to repurchase stock, are expected to total between $2.0 million and $4.0 million during 2012.  Capital expenditure requirements are expected to total between $4.0 million and $6.0 million during 2012, mainly consisting of leasehold improvements, furniture, and computer equipment and software. Funds needed for acquisitions will depend on the completion of transactions that may not be identifiable until such time as the acquisition is completed.

Receivables turnover, calculated as revenue divided by average receivables, was 6.2 and 5.2 for the twelve months ended December 31, 2011 and 2010.  The allowance for doubtful accounts as a percentage of receivables was 1.6% and 1.7% at December 31, 2011 and 2010, respectively.

For the twelve months ended December 31, 2011, net cash provided by operations was $31.1 million versus $26.4 million during the same period in 2010.  Financial instruments, owned, at fair value decreased by $8.2 million during  2011 and securities sold, not yet purchased increased by $10.2 million. The change in financial instruments, owned, at fair value and securities sold, not yet purchased reflects the disposition of the remaining security positions related to the service agreements with Concept. The Company’s portfolio includes long equity positions.  Our asset managers generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market and employ hedging strategies designed to insulate the net value of our portfolios from fluctuations in the general level of interest rates and equity price variances.  We finance a portion of our positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily level 3 investments in limited partnerships, were $26.6 million at December 31, 2011, compared to $27.9 million at December 31, 2010.  This decrease is the result of changes in the values of our investment portfolios, as well as the write-off of our equity in Madison Williams. The Company does not intend to exit the private investment limited partnerships until dissolution. The Company expects to receive its interests in the private investment limited partnerships over the remaining one to ten year life of the private investment limited partnerships.

Capital expenditures during 2011 were $4.1 million, mainly for the purchase of leasehold improvements, furniture, and computer equipment and software necessary for the Edelman expansion.

SMH and GFS BD are subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2011, SMH had net capital, as defined, of $8.2 million, which was $7.3 million in excess of its required net capital of $920,000.  At December 31, 2011, GFS BD had net capital, as defined, of $2.2 million, which was $2.1 million in excess of its required net capital of $100,000.

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

Investments in not readily marketable financial instruments, marketable financial instruments with insufficient trading volumes, and restricted financial instruments are carried at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At December 31, 2011 and 2010, the investment portfolio included investments totaling $26.6 million and $27.9 million respectively, whose values had been estimated by the Company in the absence of readily ascertainable market values.

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

Goodwill and Other Intangible Assets.   Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other.  ASC Topic 350 requires that goodwill be tested for impairment between annual test dates if an event or changing circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill and other intangible assets).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC Topic 805, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Remaining amounts of goodwill at December 31, 2011 were as follows:  Edelman - $67.2 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, Leonetti - $225,000, IFS - $409,000, and Global - $10.8 million.  Future goodwill impairment tests may result in a future charge to earnings.

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

Variable Interest Entities. We adopted accounting changes described in ASC Topic 810, Consolidation as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing whether to consolidate a variable interest entity and require ongoing reassessments for consolidation. Management reevaluates the Company’s variable interest entities for consolidation or deconsolidation on a quarterly basis. Based on management’s review of variable interest entities at December 31, 2011, there were no changes to the entities that are consolidated from the previous quarter end, other than the deconsolidation of a private equity management company. The managed private equity funds were liquidated in the second quarter of 2011; therefore, resulting in the liquidation and deconsolidation of the management company in the third quarter of 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The following discussion relates to our market risk sensitive instruments as of December 31, 2011.

Our trading equity and debt securities are marked to market on a daily basis.  At December 31, 2011, our marketable securities owned were recorded at fair value of $6.0 million. These trading equity and debt securities are subject to equity price risk.

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

At December 31, 2011, securities owned by the Company were recorded at a fair value of $32.6 million, including $6.0 million in marketable securities, $22.7 million representing our investments in limited partnerships, and $3.9 million representing other not readily marketable securities.

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

Item 8. Financial Statements and Supplementary Data

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Edelman Financial Group Inc.

We have audited the accompanying consolidated balance sheets of The Edelman Financial Group Inc. (formerly Sanders Morris Harris Group Inc.) (a Texas Corporation) and subsidiaries (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Edelman Financial Group Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

March 15, 2012

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

(formerly, Sanders Morris Harris Group Inc.)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and December 31, 2010

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2011	2010

ASSETS
Cash and cash equivalents	$48,605	$44,521
Restricted cash	1,145	769
Receivables from customers, net	29,321	25,143
Notes, loans and other receivables, net	68,960	87,625
Deposits with clearing organizations	1,301	2,963
Financial instruments, owned, at fair value	30,907	40,504
Other investments	1,690	1,187
Furniture, equipment, and leasehold improvements, net	11,731	11,877
Other assets and prepaid expenses	4,809	2,886
Goodwill, net	84,676	84,713
Other intangible assets, net	59,962	63,704
Total assets	$343,107	$365,892

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$42,644	$44,390
Borrowings	19,114	24,995
Deferred tax liability, net	25,335	22,850
Payable to broker-dealers and clearing organizations	-	-
Securities sold, not yet purchased	-	10,242
Total liabilities	87,093	102,477

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,752,128 and 30,544,092 shares issued, respectively	308	305
Additional paid-in capital	246,218	244,674
Accumulated deficit	(13,092)	(12,746)
Treasury stock, at cost, 1,613,814 and 1,207,193 shares, respectively	(9,674)	(6,555)
Total The Edelman Financial Group Inc. shareholders' equity	223,760	225,678
Noncontrolling interest	32,254	37,737
Total equity	256,014	263,415
Total liabilities and equity	$343,107	$365,892

The accompanying notes are an integral part of these consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

(formerly, Sanders Morris Harris Group Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Investment advisory and related services	$115,866	$94,277	$71,604
Commissions	19,030	13,411	11,054
Investment banking	6,069	3,937	2,238
Principal transactions	13,272	4,529	7,325
Interest and dividends	9,421	9,734	10,441
Other income	5,347	4,336	5,599
Total revenue	169,005	130,224	108,261

Expenses:
Employee compensation and benefits	97,390	77,763	61,558
Floor brokerage, exchange, and clearance fees	853	856	757
Communications and data processing	10,165	8,132	6,577
Occupancy	11,623	10,228	8,690
Interest	1,982	1,744	2,682
Goodwill and other intangible assets impairment charges	-	-	14,575
Amortization of intangible assets	4,382	1,780	1,563
Loss on note receivable	4,375	-	-
Other general and administrative	19,559	17,425	14,938
Total expenses	150,329	117,928	111,340

Income (loss) from continuing operations before equity in income (loss) of limited partnerships and income taxes	18,676	12,296	(3,079)
Equity in income (loss) of limited partnerships	7,085	12,868	(1,821)
Gain on step acquisition	-	-	3,000
Income (loss) from continuing operations before income taxes	25,761	25,164	(1,900)
Provision (benefit) for income taxes	8,099	7,928	(2,059)
Income from continuing operations, net of income taxes	17,662	17,236	159
Loss from discontinued operations, net of income taxes of ($1,107), ($1,201), and ($600), respectively	(2,233)	(1,701)	(529)
Net income (loss)	15,429	15,535	(370)
Less: Net income attributable to the noncontrolling interest	(9,933)	(5,839)	(5,112)
Net income (loss) attributable to The Edelman Financial Group Inc.	$5,496	$9,696	$(5,482)

Basic earnings (loss) per common share:
Continuing operations	$0.28	$0.40	$(0.16)
Discontinued operations	(0.09)	(0.07)	(0.03)
Net earnings (loss)	$0.19	$0.33	$(0.19)
Diluted earnings (loss) per common share:
Continuing operations	$0.27	$0.39	$(0.16)
Discontinued operations	(0.09)	(0.06)	(0.03)
Net earnings (loss)	$0.18	$0.33	$(0.19)

Weighted average common shares outstanding:
Basic	29,234	29,203	28,402
Diluted	29,912	29,370	28,402

Amounts attributable to The Edelman Financial Group Inc. common shareholders:
Income (loss) from continuing operations, net of income taxes	$8,148	$11,574	$(4,717)
Discontinued operations, net of income taxes	(2,652)	(1,878)	(765)
Net income (loss)	$5,496	$9,696	$(5,482)

The accompanying notes are an integral part of these consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES
(formerly, Sanders Morris Harris Group Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except shares and per share amounts)

	Amounts						Shares
	Year Ended December 31,						Year Ended December 31,
	2011		2010		2009		2011	2010	2009
Common stock
Balance, beginning of year	$305		$299		$292		30,544,092	29,882,238	29,207,962
Sale of stock and warrants	-		-		3		-	-	277,715
Stock issued for acquisition	-		5		1		-	476,871	52,901
Stock issued pursuant to stock-based compensation plan	3		1		3		208,036	184,983	343,660
Balance, end of year	308		305		299		30,752,128	30,544,092	29,882,238
Additional paid-in capital
Balance, beginning of year	244,674		240,450		234,578
Sale of stock and warrants	-		-		2,649
Cash settlement of stock options	-		(140)		-
Stock issued for acquisition	-		2,394		(96)
Unearned stock-based compensation	-		152		336
Stock issued pursuant to stock-based compensation plan, including tax benefit	1,102		236		239
Tax adjustment related to stock-based compensation plan	(326)		(288)		(999)
Stock-based compensation expense	768		1,870		3,743
Balance, end of year	246,218		244,674		240,450
Retained earnings (accumulated deficit)
Balance, beginning of year	(12,746)		(17,498)		(6,838)
Cumulative effect of adoption of a new accounting principle	-		483		-
Cash dividends declared ($0.20 per share in 2011, $0.185 per share in 2010 and $0.180 per share in 2009)	(5,842)		(5,427)		(5,178)
Net income (loss) attributable to The Edelman Financial Group Inc.	5,496	5,496	9,696	9,696	(5,482)	(5,482)
Balance, end of year	(13,092)	5,496	(12,746)	9,696	(17,498)	(5,482)
Accumulated other comprehensive income (loss)
Balance, beginning of year	-	-	-	-	-
Balance, end of year	-	-	-	-	-	-
Comprehensive income (loss)	-	5,496	-	9,696	-	(5,482)
Treasury stock
Balance, beginning of year	(6,555)		-		(6,421)		(1,207,193)	-	(1,049,085)
Sale of stock	-		-		4,848		-	-	793,714
Stock issued for acquisition	-		-		1,601		-	-	262,180
Acquisition of treasury stock	(3,119)		(6,555)		(28)		(406,621)	(1,207,193)	(6,809)
Balance, end of year	(9,674)		(6,555)		-		(1,613,814)	(1,207,193)	-
Noncontrolling interest
Balance, beginning of year	37,737		16,433		8,805
Purchase of membership interest from noncontrolling interest	-		19,646		7,200
Cumulative effect of adoption of a new accounting principle	-		(584)		-
Disposition of minority interest	-		(721)		-
Contributions	-		1		40
Distributions	(15,416)		(2,877)		(4,724)
Net income attributable to the noncontrolling interest	9,933		5,839		5,112
Balance, end of year	32,254		37,737		16,433
Total equity and common shares outstanding	$256,014		$263,415		$239,684		29,138,314	29,336,899	29,882,238

The accompanying notes are an integral part of these consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

(formerly, Sanders Morris Harris Group Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,429	$15,535	$(370)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Loss) gain on sales of assets	2,706	(1,199)	(8,770)
Loss on note receivable	4,375	-	-
Depreciation	3,901	4,399	4,378
Provision for bad debts	1,143	2,164	2,642
Stock-based compensation expense	3,292	3,258	3,743
Goodwill and other intangible assets impairment charges	-	-	14,575
Amortization of intangible assets	4,382	1,780	1,563
Deferred income taxes	2,485	7,395	922
Equity in (income) loss of limited partnerships	(7,085)	(12,868)	1,821
Gain on step acquisition	-	-	(3,000)
Unrealized and realized gains on not readily marketable financial instruments owned, net	(245)	(924)	(1,402)
Not readily marketable securities owned received for payment of investment banking fees	-	-	(21)
Net change in:
Restricted cash	(376)	702	(218)
Receivables from customers, net	(4,176)	(3,666)	(8,262)
Notes, loans and other receivables, net	12,068	2,674	16,003
Deposits with clearing organizations	1,663	564	(1,465)
Financial instruments, owned, at fair value	8,224	6,502	10,477
Other assets and prepaid expenses	(1,923)	(578)	(202)
Accounts payable and accrued liabilities	(4,550)	(1,197)	(3,687)
Securities sold, not yet purchased	(10,242)	1,903	(4,545)
Payable to broker-dealers and clearing organizations	-	(22)	(2,029)
Net cash provided by operating activities	31,071	26,422	22,153
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,052)	(2,971)	(2,676)
Internally developed software expenditures	(639)	-	-
Acquisitions, net of cash acquired of $0, $844, and $210, respectively	-	(14,943)	(33,972)
Effects of adoption of new pronouncements	-	344	-
Purchases of not readily marketable financial instruments, owned	(320)	(196)	(2,352)
Notes issued to Concept Capital Holding, LLC	(4,039)	(1,655)	-
Proceeds from sales of not readily marketable financial instruments, owned	11,484	5,565	10,858
Proceeds from sales of assets	49	2,452	806
Net cash provided by (used in) investing activities	2,483	(11,404)	(27,336)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(3,119)	(6,555)	(28)
Proceeds from sale of stock and warrants	-	-	7,500
Proceeds from shares issued pursuant to stock-based compensation plan	1,105	237	242
Tax adjustment related to stock-based compensation plan	(326)	(288)	(999)
Cash settement of stock options	-	(140)	-
Proceeds from borrowings	-	11,900	25,000
Repayment of borrowings	(5,881)	(7,143)	(4,762)
Debt issuance costs	-	(61)	(502)
Disposition of minority interest	-	(721)	-
Contributions by noncontrolling interest	-	1	40
Distributions to noncontrolling interest	(15,416)	(2,877)	(4,724)
Payments of cash dividends	(5,833)	(5,305)	(5,100)
Net cash (used in) provided by financing activities	(29,470)	(10,952)	16,667
Net increase in cash and cash equivalents	4,084	4,066	11,484
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	44,521	40,455	28,971
CASH AND CASH EQUIVALENTS AT END OF YEAR	$48,605	$44,521	$40,455

The accompanying notes are an integral part of these consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

(formerly, Sanders Morris Harris Group Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Edelman Financial Group Inc. (“TEFG” or “the Company”), formerly, Sanders Morris Harris Group Inc., provides wealth management services, including investment advice, investment management and financial planning. The Company’s operating subsidiaries include Sanders Morris Harris Inc. (formerly SMH Capital Inc.) (“SMH”), SMH Capital Advisors, Inc. (“SMH Capital Advisors”), The Edelman Financial Center, LLC (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), Miller-Green Financial Services, Inc. (“Miller-Green”), Kissinger Financial Services, a division of SMH, (“Kissinger”), Investor Financial Solutions, LLC (“IFS”), Global Financial Services, L.L.C (“GFS BD”) and GFS Advisors, L.L.C (“GFS IA”) (and together with GFS BD, “Global”). The Company serves a diverse group of clients primarily in North America.

The Company merged with and acquired its operating subsidiaries from 1999 through 2010.  The acquisitions were accounted for using the purchase method through 2008 and the acquisition method beginning in 2009 and, accordingly, results of an acquired entity are included in the Company’s consolidated financial statements from the date of acquisition.  As a result, the current period results are not comparable to the prior periods.  See “Note 2 — Acquisitions and Dispositions. ”

During the first quarter of 2009, the Company closed three retail offices.  The operating results for these offices are included in “Loss from discontinued operations, net of income taxes,” and are excluded from the segment disclosures for all periods presented.  During the fourth quarter of 2009, SMH contributed to Madison Williams Capital, LLC (“Madison”) the assets, properties, working capital, and rights related and/or pertaining to its investment banking, institutional trading (including equity sales and fixed income sales), New York trading, and research businesses (excluding The Juda Group and the Concept Capital divisions) (the “Capital Markets Business”) in exchange for a 17.5% Class A membership interest in Madison, cash, and a note issued by Madison to the Company.  The operating results for the Capital Markets Business are included in “Loss from discontinued operations, net of income taxes,” and are excluded from the segment disclosures for 2009 and 2010. The remaining equity and notes receivable balances for Madison were written off in the second and third quarters of 2011, due to Madison’s capital deficiency and subsequent bankruptcy filing in 2011.

On March 1, 2010, the Company entered into an agreement with the principals of the Concept Capital division of SMH (“Concept”), in which we agreed to contribute certain of the assets, properties, and other rights  of the Company pertaining to Concept Capital Markets, LLC (“CCM”), a wholly-owned subsidiary of Concept Capital Holdings, LLC (“CCH”), and Concept Capital Administration, LLC (“CCAdmin”), two new entities formed by the principals of Concept.   The Washington Research Group of Concept was sold during the fourth quarter of 2010 prior to the spin-off of Concept.  The operating results for the Washington Research Group are included in “Loss from discontinued operations, net of income taxes,” and are excluded from the segment disclosures for all periods presented.

After the spin-off transaction closed on December 31, 2010, the Company retained a 24% capital interest and 43.48% profit and loss interest in CCH and a 43.48% member interest in CC Admin. The terms of the transaction provided that the Company retain 50% of the cash and cash equivalents and investment positions held by the division at closing. Members of management of the division retained the remaining interests in the new entities. The remaining profit and loss interests and member interests in CCH and CCAdmin were sold back to the parent of CCH and CCAdmin on December 31, 2011.

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

On January 1, 2010, we deconsolidated an investment in one of the Company’s limited partnerships as a result of this change in accounting policy. This entity had previously been consolidated due to the level of financial support provided by the Company. It was determined that the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The Company has accounted for this limited partnership investment at fair value since January 1, 2010.  This investment is now reported on the Consolidated Balance Sheets within “Financial instruments, owned, at fair value,” with the change in fair value included in “Equity in income (loss) of limited partnerships” on the Consolidated Statements of Operations. In prior periods, this entity’s results, assets, and liabilities were reflected in each of the Company’s line items on the Consolidated Statements of Operations and Balance Sheets. The Company recorded a $4.6 million cumulative adjustment to accumulated deficit that represents the fair value of this limited partnership at January 1, 2010. The fair value of this investment is $17.6 million at December 31, 2011, which is also the Company’s maximum exposure to loss from this nonconsolidated VIE.

In addition, the Company concluded that it was a primary beneficiary of two VIEs at January 1, 2010.  The Company has a 50.5% direct ownership in one of these entities and a 65% direct ownership in the other.  These entities are professional sports agencies that assist professional athletes with contract negotiation, marketing, and public relations.  Based upon the continued level of financial support provided by the Company, it was determined that the Company has the power to direct the activities that significantly impact these entities’ economic performance and has the obligation to absorb the significant losses and receive benefits related to these entities due to its increased support. The Company intends to provide additional financial support when necessary in the future. The Company has provided $616,000 in financial support as of December 31, 2011, which has been eliminated in consolidation.  The results of these entities have been included in the Consolidated Statements of Operations since January 1, 2010.  The carrying amounts of the assets and liabilities consolidated at January 1, 2010 are as follows:

Total assets	$733,000
Total liabilities	34,000
Noncontrolling interest	490,000

During the second quarter of 2011, management made the decision to sell its interest in the professional sports agencies. The sale was not completed as of December 31, 2011, however, the results of operations for 2011, 2010 and 2009 of the entities have been included in “Loss from discontinued operations, net of income taxes” on the Consolidated Statements of Operations.

Another VIE was identified by management that the Company does not have the power to direct the activities; therefore, this investment remains unconsolidated as of December 31, 2011. This investment is $900,000 and is recorded in “Other investments,” at cost as of December 31, 2011. The Company has no requirement to provide additional funding to this entity, and $1.8 million is the Company’s maximum loss exposure, including $920,000 in notes receivable.

CCH, CCAdmin and Madison were additional VIEs through December 31, 2011, that were former divisions of the Company that were previously consolidated, but due to the spin-offs that occurred in 2009 for Madison and in 2010 for Concept to CCH and CCAdmin, the new entities formed due to the spin-off were not consolidated. Management does not have the power to direct the activities of CCH, CCAdmin or Madison. The remaining profits and member interests in CCH and CCAdmin were sold in December 31, 2011, and the remaining investment in Madison was written off in 2011.

The Company does not intend to provide additional financial support in the future to CCH, CCAdmin or Madison. On December 31, 2011, the remaining profits and member interests in CCH and CCAdmin of $1.0 million were sold back to the parent of CCH and CCAdmin for $25,000. The two notes receivable issued by CCH were exchanged for one note receivable with minimum principal payments due beginning January 1, 2014. The loss on the exchange of notes and profits and member interest is recorded in “Loss from discontinued operations” on the Consolidated Statements of Operations. The Company’s maximum exposure to loss for CCH and CCAdmin is the value of the remaining note receivable with a balance, net of discount, of $4.9 million as of December 31, 2011.

All assets held related to Madison were written off as of December 31, 2011, including a note of $8.0 million, of which half of the note and accrued interest in the amount of $4.4 million was written down in the second quarter of 2011. This loss on the note is included in “Loss on note receivable.” The other half of the note was converted to equity in the third quarter of 2011. The total equity in Madison of $6.5 million, including the conversion of $4.4 million remaining note value to equity, was written off in the third quarter of 2011 and included in “Equity in income (loss) of limited partnerships.” A related-party receivable with Madison, in the amount of $1.4 million for sublease and other expenses billed to Madison by SMH was also written off in the third quarter of 2011 and included in bad debt expense within “Other general and administrative” expenses for a total write off of $12.3 million in the second and third quarters of 2011 for Madison. Madison notified the Financial Industry Regulatory Authority (“FINRA”) on September 27, 2011, that it had a net capital violation and would not be able to cure the capital deficiency and operate in future periods and filed a voluntary petition for bankruptcy liquidation on December 29, 2011. There is no additional exposure to loss related to Madison as of December 31, 2011.

Out-of-Period Adjustments

During the preparation of our consolidated financial statements for the year ended December 31, 2011, we corrected an error in the amount of $944,000 that related to periods prior to 2009. This error related primarily to a lease with a free-rent period not recognized on a straight-line basis in 2003 and 2004, resulting in an understatement of 2003 and 2004 within “Occupancy expense” and “Accounts payable and accrued liabilities.” The Company assessed the impact of this error on its prior interim and annual consolidated financial statements and concluded that this error was not material to any recently issued consolidated financial statements. As a result, we corrected this error in our consolidated financial statements during the preparation of our 2011 Form 10-K by adjusting the beginning “Accumulated Deficit” in 2009 by $944,000 and the resulting impact on the subsequent years “Accumulated Deficit” balance, and adjusting “Accounts payable and accrued liabilities” by $944,000 in 2009 and 2010. All amounts in the Annual Report on Form 10-K affected by the revision adjustment reflect such amounts as revised.

Management's Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenue and expenses during the reporting periods. The most significant estimates used by the Company relate to contingencies, the valuation of financial instruments owned, at fair value, goodwill, collectability of receivables and stock-based compensation awards.  Actual results could differ from those estimates.

Cash Equivalents

Highly liquid debt instruments with original maturities of three months or less when purchased are considered to be cash equivalents.   SMH and GFS BD, the Company’s broker-dealer subsidiaries, are subject to the regulations of the Securities and Exchange Commission (“SEC”) that, among other things, may restrict the withdrawal of cash held at SMH and GFS BD’s clearing firms that are used to collateralize SMH and GFS BD’s trading accounts.  Cash restricted due to escrow accounts related to a loan and compensating balances for letters of credit are classified as “Restricted cash” and not included in “Cash and cash equivalents” in the Consolidated Balance Sheets.

Receivables from Customers and Notes, Loans and Other Receivables

Receivables from customers and notes, loans and other receivables (“receivables”) are stated at their net realizable value.  Interest income is recognized with a method consistent with using the effective interest method, over the life of the related receivable.  If a receivable is noninterest-bearing or carries an unreasonable rate of interest and is not due within one year, the Company will impute interest at an appropriate market rate for comparable instruments and record a corresponding discount.

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

Financial Instruments Owned, at Fair Value, and Securities Sold, Not Yet Purchased

Financial instruments owned, at fair value, and Securities sold, not yet purchased are carried at market value based on quoted market prices or if market prices are not available, pricing models, discounted cash flow models, or similar techniques.  Trading securities are comprised primarily of the financial instruments held by the broker-dealer subsidiary, SMH. Unrealized gains or losses from marking warrants and trading securities classified within Levels 1 and 2 of the fair value hierarchy to estimated fair value are included in revenue under the caption “Principal transactions.”  Regular-way proprietary securities transactions and the related income/expense are recorded on trade date basis. Realized gains and losses from sales of securities are computed using the average cost method and are included in revenue in the caption “Principal transactions.”

Level 3 investments consist primarily of investments in private companies, limited partnerships, equities, options, warrants, and bonds.  Investments in private investment limited partnerships are carried at fair value and based on quarterly valuations prepared by the general partner of such partnerships, and reviewed by their valuation committee.  Investments in other limited partnerships are valued at fair value based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time. Unrealized gains or losses from marking investments classified within Level 3 of the fair value hierarchy to fair value or estimated fair value are included in “Equity in income (loss) of limited partnerships.” Changes in fair value of the underlying funds which drive the change in net asset value of our ownership in certain limited partnerships are also included in the caption “Equity in income (loss) of limited partnerships” in the Consolidated Statements of Operations.

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

Investments that are not recorded at fair value in companies and partnerships in which we have significant influence are accounted for by the equity method, which approximates fair value.  Investments in companies and partnerships in which we do not have significant influence are accounted for at cost and evaluated for impairment when impairment indicators are present.  No such indicators were present at December 31, 2011 and 2010.

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

The Company remains subject to examination by U.S. federal and state jurisdictions for years subsequent to 2008 and 2007, respectively, and upon completion of these examinations (if undertaken by the taxing jurisdictions) tax adjustments may be necessary and retroactive to all open tax years.

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

Investment Banking

Investment banking revenue includes sales credits earned on investment banking transactions including participation in syndicates.  Investment banking sales concessions are recorded on the trade date; however, certain underwriting fees are recorded on a settlement date basis.

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

Advertising Expense

Advertising expense is expensed as incurred and included in “Other general and administrative” expenses within the Consolidated Statements of Operations. Advertising expense for 2011, 2010 and 2009 was $5.6 million, $3.9 million, and $3.0 million, respectively.

New Authoritative Accounting Guidance

ASU No. 2011-02, Receivables (Accounting Standards Codification (“ASC”) Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, amends Accounting Standards Update (“ASU”) No. 2011-01, Receivables (ASC Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the date when public-entity creditors are required to provide the new disclosures for troubled debt restructurings in ASU 2010-20. That deferral ended when the FASB issued ASU 2011-02 to clarify what constitutes a troubled debt restructuring. The deferral in ASU 2011-01 does not affect the effective date of the other disclosure requirements in ASU 2010-20. The requirements within ASU 2011-02 are to be applied retrospectively for annual periods ending on or after December 15, 2012, to restructurings occurring on or after the beginning of the fiscal year of adoption, or 2012 for the Company. The Company does not expect a material impact on the Company’s consolidated financial statements, upon implementation.

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

ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provides guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The amendments are effective January 1, 2012 and will be applied prospectively. We expect the adoption of this new guidance will result in an increase of certain of our financial statement disclosures, but the adoption will not have any impact on our financial position or results of operations.

ASU No. 2011-05, Comprehensive Income (ASC Topic 220) – Presentation of Comprehensive Income. ASU 2011-05 changes the presentation of Accumulated Other Comprehensive Income to no longer permit presentation on the statement of stockholders equity, but must be presented on the income statement, with the other comprehensive income items shown and total comprehensive income. Companies also have the option to present comprehensive income on a separate statement. The guidance is effective in interim and annual periods, beginning January 1, 2012, and will be applied prospectively. The Company does not expect a change in the presentation of the Consolidated Statement of Operations and the Consolidated Statement of Changes in Equity, upon implementation.

ASU No. 2011-08, Testing Goodwill for Impairment (ASC Topic 350) – Intangibles – Goodwill and Other. ASU 2011-08 simplified the current two-step goodwill impairment test previously required by ASC 350-20, by permitting entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the goodwill impairment test; otherwise, no further impairment test would be required. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal periods beginning after December 15, 2011. All entities have the option to early adopt the amended guidance. We chose not to adopt this new guidance in 2011, since we had already completed our annual impairment testing under the prior guidance. We do not expect our adoption of this new guidance in 2012 to have any impact on our financial position or results of operations.

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

The IFS acquisition was accounted for using the acquisition method and, accordingly, the financial information of IFS has been included in the Company’s Consolidated Financial Statements from January 1, 2010. The fair value of the consideration exceeded the fair market value of identifiable net tangible assets by $954,000, $409,000 of which has been recorded as goodwill, $955,000 of which has been recorded as other intangible assets, and $410,000 of which has been recorded as noncontrolling interest.  The valuation techniques used to measure the fair value of the noncontrolling interest include income and market-guideline public company approaches.  Goodwill is measured as the excess of the cash consideration over fair value of net assets acquired, including identifiable intangible assets, including $40,000 for assembled workforce. Goodwill represents the value expected from the synergies and economies of scale created from combining the IFS asset wealth business with our full-service firm.  All of the goodwill associated with the IFS acquisition is expected to be deductible for tax purposes.  The acquisition was conducted in an arm’s length transaction to expand the Company’s high net worth business.

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

The initial consideration for the Global purchase was $18.0 million, of which $15.0 million was paid in cash and $3.0 million was paid in shares of TEFG common stock, with a fair value on acquisition date of $2.4 million, including a discount for a twelve month lock-up period on the stock issued.  The initial consideration is subject to upward adjustment by a maximum amount of $4.5 million based on Global achieving adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) in 2011 and/or 2012 in excess of $5.0 million, and further upward adjustment based on the compounded annual growth rate of Global’s EBITDA achieved in 2012, 2013, and 2014, for a maximum of $9.6 million if the top tier thresholds are achieved.  The fair value of the earn out and compounded annual growth rate (“CAGR”) of future consideration is $8.0 million and $7.9 million at December 31, 2011 and 2010, and is recorded as a liability in the Company’s Consolidated Balance Sheets.  The total fair value of consideration was $25.3 million, which exceeded the fair value of the net assets acquired.

The consideration paid and net assets acquired of the Global acquisition were as follows:

Consideration paid:
Cash consideration	$15,000
Equity consideration	2,399
Earnout and CAGR future consideration	7,928
Total consideration paid	$25,327

Recognized assets and liabilities:
Cash	$844
Receivables from customers, net	735
Deposits with clearing organizations	1,000
Furniture, equipment and leasehold improvements, net	347
Other intangible assets, net	32,331
Indemnification asset	282
Accounts payable and accrued liabilities	(1,788)
Total identifiable net assets	$33,751

Goodwill	$10,812

Noncontrolling Interest	$(19,236)

The valuation techniques used to measure the fair value of the noncontrolling interest included the income and market-guideline public company approaches.  Discounts for lack of control and marketability were applied to determine fair value.

In addition to the net assets acquired, an indemnification asset was recognized as of December 31, 2010 for the indemnification of TEFG for uncertain tax liability payments that resulted from tax years before 2010. An asset in the amount of $282,000 was recorded, in the same amount of the corresponding uncertain tax liability recorded by GFS BD as of December 31, 2010, and is included in “Notes, loans and other receivables, net.” The estimated uncertain tax position liability was subsequently reduced to $136,000 during the third quarter of 2011, along with the offsetting indemnification asset.

Goodwill including $1.4 million for assembled workforce represents the value expected from the synergies and economies of scale created from combining Global’s broker-dealer and advisory businesses with our full-service firm.   All of the goodwill associated with the Global acquisition is expected to be deductible for tax purposes. The acquisition was conducted in an arm’s length transaction to expand the Company’s high net worth business. The acquisition-related costs were $33,000, and were included as an expense in the Consolidated Statements of Operations for the twelve months ended December 31, 2012.

The Global acquisition was accounted for using the acquisition method and, accordingly, the financial information of Global has been included in the Company’s consolidated financial statements from December 31, 2010.  The pro forma combined historical results as if the Global acquisition had been included in operations commencing January 1, 2009 are as follows (unaudited):

	Year Ended December 31,
	2010	2009
	(in thousands, except per share amounts)

Total revenue	$149,160	$135,245
Net income (loss) attributable to
The Edelman Financial Group Inc.	10,731	(3,473)
Earnings (loss) per common share:
Basic	$0.37	$(0.12)
Diluted	$0.37	$(0.12)

On May 24, 2007, the Company acquired a 75% interest in Rikoon for cash consideration of $6.0 million of which $1.3 million was recorded as compensation expense.  The Company purchased an additional 5% interest in January 2011 for cash consideration of $3.0 million which was considered to be compensation at the time of the initial purchase and treated as such in accordance with GAAP.  At acquisition, Rikoon, based in Santa Fe, New Mexico, managed approximately $400.0 million in assets.  The acquisition was accounted for as a purchase and, accordingly, the financial information of Rikoon has been included in the Company’s consolidated financial statements from May 24, 2007.  The consideration exceeded the fair market value of identifiable net tangible assets by $4.4 million, which has been recorded as other intangible assets.

On May 10, 2005, the Company acquired a 51% interest in Edelman, one of the leading financial planning firms in the country.  Edelman, based in Fairfax, Virginia, manages approximately $7.0 billion in assets.  On May 12, 2008, the Company purchased an additional 25% membership interest in Edelman.  The Company paid an amount determined based upon Edelman’s 2007 pretax income (the “Second Tranche Consideration”).  The Second Tranche Consideration of $44.4 million, which was paid in a combination of cash and the Company’s common stock, has been recorded as goodwill.

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

The EFA acquisition was accounted for using the acquisition method and, accordingly, the financial information of EFA has been included in the Company’s consolidated financial statements from April 1, 2009.  The pro forma combined historical results as if the EFA acquisition had been included in operations commencing January 1, 2009 are as follows (unaudited):

Year Ended December 31,
2009
(in thousands, except per share amounts)

Total revenue	$131,761
Net loss attributable to
The Edelman Financial Group Inc.	(6,303)
Loss per common share:
Basic	$(0.22)
Diluted	$(0.22)

Dispositions

In January 2009, the Company and SMH entered into a Contribution Agreement with Pan Asia China Commerce Corp. (“PAC3”), Madison Williams Capital, LLC (“Madison”), and Madison Williams and Company, LLC (“New BD”), pursuant to which (a) PAC3 agreed to subscribe for and purchase a 40% Class A membership interest in Madison in exchange for a cash payment and note and (b) SMH agreed to contribute to New BD the Capital Markets Business, including a specified amount of working capital (as adjusted for any profits or losses incurred in the Capital Markets Business between January 1, 2009, and the date of closing) less (i) the value of the accounts receivable contributed to Madison, (ii) the value of the certain assets in SMH’s New Orleans, Louisiana office, (iii) the value of certain money security deposits and any advance payments, and (iv) the value of certain securities to be mutually agreed upon by the parties in exchange for a 20% Class A membership interest in Madison cash, and a note issued by Madison to SMH. Current members of management of the Capital Markets Business retained the remaining 40% membership interest in Madison.

On November 9, 2009, the Company, SMH, PAC3, and Madison entered into an Amended and Restated Contribution Agreement with Fletcher Asset Management, Inc. (“Fletcher”), with respect to the formation of the New BD. Pursuant to the Amended and Restated Contribution Agreement, (a) PAC3’s membership interest in Madison was reduced to a 3.1% Class A membership interest and 28.0% Class B membership interest, (b) SMH’s interest in Madison was reduced to a 17.5% Class A membership interest, (c) Fletcher agreed to subscribe for and purchase a 40.5% Class A membership interest in Madison in exchange for a cash contribution, and (d) the interest of management of Madison was reduced to a 6.5% Class B membership interest.  This transaction closed on December 9, 2009.  The Company recognized a gain of $8.3 million from the sale of the Capital Markets Business which is included in “Loss from discontinued operations, net of income taxes” in the Consolidated Statements of Operations.  All equity and notes receivable balances for Madison were written off in the second and third quarters of 2011, due to Madison’s capital deficiency and subsequent bankruptcy filing in 2011.

In March 2010, we entered into an agreement with the principals of Concept pursuant to which we agreed to contribute certain of the assets, properties, and other rights pertaining to Concept, including the prime brokerage, research and capital markets, fund accounting and administration, and research library businesses to CCM and CCAdmin, two new entities formed by the principals of Concept.  The Washington Research Group of Concept was sold during the fourth quarter of 2010 prior to the spin-off of Concept. The Company recognized a gain of $1.4 million from the sale of the Washington Research Group which is included in “Loss from discontinued operations, net of income taxes” in the Consolidated Statements of Operations.  The operations reclassified to discontinued operations were within the “Prime brokerage services” segment.  After the spin-off, the Company retained a 24% capital interest and 43.48% profit and loss interest in CCH and a 43.48% member interest in CCAdmin. The terms of the transaction provide generally that we retain 50% of the cash and cash equivalents and net security positions held by Concept at closing.  Members of management of Concept retained the remaining interests in the new entities.

The spin-off transaction closed on December 31, 2010.  In addition to the capital and profits interests in CCM and CCAdmin, the Company on (a) March 1, 2010, purchased from Concept Capital Holdings, LLC (“CCH”), a wholly-owned subsidiary of Concept Partners, LLC (“CP”) at its face value, a note in the principal amount of $1.2 million and (b) on December 31, 2010, purchased from CCH a second note in the principal amount of $500,000, with an additional $4.0 million committed, generally equal to 50% of the sum of cash and cash equivalents and net security positions of Concept on December 31, 2010.  The loss on the contribution of Concept’s assets was $1.2 million as of December 31, 2010, which is included in “Loss from discontinued operations, net of income taxes” on the Consolidated Statements of Operations.

On December 31, 2011, the remaining profits and member interests in CCH and CCAdmin of $1.0 million were sold back to the parent company of CCH and CCAdmin for $25,000, and the two notes receivable issued by CCH were exchanged for one note receivable with minimum principal payments due beginning January 1, 2014. The total loss on disposition of Concept, net of tax, recorded in 2011 of $1.5 million is recorded in “Loss from discontinued operations, net of income taxes” on the Consolidated Statements of Operations.

3.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table sets forth pertinent information regarding the allowance for doubtful accounts (in thousands):

Balance at January 1, 2009	$1,470
Provision for bad debts	2,642
Charge off of receivables	(1,568)
Balance at December 31, 2009	2,544
Provision for bad debts	2,164
Charge off of receivables	(2,725)
Balance at December 31, 2010	1,983
Loss on note receivable	4,375
Provision for bad debts	1,143
Charge off of receivables	(5,876)
Balance at December 31, 2011	$1,625

The Company has two notes receivable on nonaccrual status as of December 31, 2011, due to nonpayment on the notes.  One note in the amount of $920,000 does not have an allowance as of December 31, 2011, since the accrued interest through the date the note was placed on nonaccrual was paid in the second quarter of 2011.  Although management believes the remaining interest is not recoverable, the loan principal appears to be collectible as of December 31, 2011 and as such the note is carried at its net realizable value.  The other note receivable on nonaccrual status in the amount of $233,000 as of December 31, 2011, is fully reserved within the allowance for doubtful accounts. Accounts over 90 days past due are monitored at least quarterly by management.

4.	FINANCIAL INSTRUMENTS OWNED, AT FAIR VALUE, AND SECURITIES SOLD, NOT YET PURCHASED

Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act or other applicable securities acts, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company.  Not readily marketable securities consist of investments in limited partnerships, equities, options, warrants, and a bond. In accordance with FASB ASC Topic 323, Investments – Equity Method and Joint Ventures, direct investments in limited partnerships are accounted for using the equity method which approximates fair value.  The Company is restricted from exiting their investments in limited partnerships-consolidated management companies (“private investment limited partnerships”) prior to dissolution of the partnership; however, limited partners can sell their interest in the private investment limited partnership to qualified investors. The Company does not intend to exit the private investment limited partnerships until dissolution.   The Company expects to receive its interests in the private investment limited partnerships over the remaining one to ten year life of the private investment limited partnerships. There were no unfunded commitments in the private investment limited partnerships as of December 31, 2011.  Proprietary investments in limited partnerships held by the Company’s broker-dealer subsidiary are accounted for at fair value.  Investments in limited partnerships – other principally consists of an investment in PTC Houston Management (“PTC”).

The consolidated management companies’ investments in limited partnerships principally consist of ownership in the following private investment partnerships:  Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., SMH Private Equity Group I, L.P., SMH Private Equity Group II, L.P., SMH NuPhysicia, LLC, and SMH Zilliant, LLC.  Carried interest is included within these investment values that are recorded at net asset value, which approximates fair value. Carried interest is recognized based on the fair value of the carried interest after all capital has been returned to the investors, and is subject to clawback provisions within the limited partnership agreements. Additional amounts not included within net asset value are amounts held in escrow that have not been received by the consolidated management companies of the limited partnerships in the amount of $280,000 as of December 31, 2011. Amounts held in escrow upon the sale of an investment are recognized as an investment gain upon receipt. The Company expects to liquidate its investment in the limited partnerships over the remaining one to ten year life of the limited partnerships.  A summary of the results of operations and partners’ capital of the limited partnerships is as follows as of and for the years ended December 31, 2011, 2010, and 2009 (unaudited):

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Net investment income (loss)	$(2,847)	$3,621	$(684)
Unrealized gain (loss) on investments	(35,032)	14,759	43,036
Realized gain (loss) on investments	33,964	9,054	(7,892)
Increase (decrease) in partners' capital resulting from operations	$(3,915)	$27,434	$34,460

Total assets	$145,023	$257,850	$259,400
Total liabilities	(1,994)	(38,778)	(5,171)
Partners' capital	$143,029	$219,072	$254,229

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon industry-standard pricing methodologies, models, or other valuation methodologies that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that securities are recorded at fair value.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  The Company had one investment in common stock of a corporation with a quoted market price at December 31, 2010, in which management adjusted the quoted market price value to reflect a short-term lock-up period on the stock.  The value based on the market price was $186,000, and recorded with the discount for the lock-up period at $157,000 as of December 31, 2010.  The adjustment to fair value of the stock was based on a calculation of the cost of a put option for the term of the lock-up period, using a Black-Scholes model. The lock-up period ended in 2011, and the discount on the investment was removed during 2011.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table sets forth a summary of levels of investments by investment category as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investments at fair value:
Corporate stocks and options	$5,778	$223	$197	$6,198
Corporate bonds	-	252	-	252
Limited partnerships-consolidated management companies	-	-	1,037	1,037
Limited partnerships-other	-	-	21,618	21,618
Warrants	-	1,501	301	1,802
Total financial instruments, owned, at fair value	$5,778	$1,976	$23,153	$30,907

Securities sold, not yet purchased:
Corporate stocks and options	$-	$-	$-	$-
Total securities sold, not yet purchased	$-	$-	$-	$-

The following table sets forth a summary of levels of investments by investment category as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investments at fair value:
Corporate stocks and options	$12,663	$937	$142	$13,742
Corporate bonds	-	494	356	850
Limited partnerships-consolidated management companies	-	-	4,459	4,459
Limited partnerships-other	-	-	19,686	19,686
Warrants	-	1,756	11	1,767
Total financial instruments, owned, at fair value	$12,663	$3,187	$24,654	$40,504

Securities sold, not yet purchased-Corporate stocks and options	$10,073	$169	$-	$10,242
Total securities sold, not yet purchased	$10,073	$169	$-	$10,242

The following table sets forth a summary of changes in the fair value of the Company’s level 3 securities owned for the year ended December 31, 2011:

	Limited
	Partnerships-
	Consolidated	Limited		Stocks
	Management	Partnerships		and
	Companies	Other	Warrants	Options	Bond	Total
	(in thousands)

Balance, beginning of year	$4,459	$19,686	$11	$142	$356	$24,654
Realized losses	-	(1,035)	-	-	(356)	(1,391)
Unrealized gains	269	6,333	293	51	-	6,946
Purchases	-	4,300	-	-	-	4,300
Sales	-	(1,225)	-	-	-	(1,225)
Distributions	(3,691)	(6,440)	-	-	-	(10,131)
Transfers between levels	-	(1)	(3)	4	-	-
Balance, end of year	$1,037	$21,618	$301	$197	$-	$23,153

The following table sets forth a summary of changes in the fair value of the Company’s level 3 securities owned for the year ended December 31, 2010:

	Limited
	Partnerships-
	Consolidated	Limited		Stocks
	Management	Partnerships		and
	Companies	Other	Warrants	Options	Bond	Total
	(in thousands)

Balance, beginning of year	$6,565	$6,688	$5	$426	$-	$13,684
Cumulative effect of adoption of a new accounting principle	-	4,650	-	-	-	4,650
Contribution of Concept assets	-	1,005	-	-	-	1,005
Realized gains (losses)	-	68	-	(88)	-	(20)
Unrealized gains	1,725	8,423	6	12	-	10,166
Purchases	-	95	-	3	-	98
Sales	(3,689)	(452)	-	-	-	(4,141)
Distributions	(142)	(791)	-	-	-	(933)
Transfers between levels	-	-	-	(211)	356	145
Balance, end of year	$4,459	$19,686	$11	$142	$356	$24,654

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

Net unrealized gains for level 3 securities owned are a component of “Principal transactions” and “Equity in income (loss) of limited partnerships” in the Consolidated Statements of Operations as follows:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
		Equity in Income		Equity in Income
	Principal	(Loss) of Limited	Principal	(Loss) of Limited
	Transactions	Partnerships	Transactions	Partnerships
	(in thousands)		(in thousands)

Unrealized gains	$376	$6,570	$163	$10,003

At December 31, 2011 and 2010, the Company has an investment of $790,000 and $172,000, respectively, in other investments using the equity method, and an investment of $900,000 and $1.0 million respectively, at December 31, 2011 and 2010 using the cost method.

5.	RECEIVABLES, NET

Receivables at December 31, 2011 and 2010 were as follows:

	December 31,	December 31,
	2011	2010
	(in thousands)

Receivables from customers	$29,714	$25,783
Allowances for bad debts	(393)	(640)
Receivables from customers, net	$29,321	$25,143

Notes receivable:
Nonaffiliates	$8,455	$4,791
Employees and executives	1,574	2,090
Other affiliates	350	9,757
Receivables from affiliated limited partnerships	494	73
Receivables from other affiliates	2,075	6,892
Receivable from Endowment Advisers, L.P.	55,581	60,978
Current tax receivable	1,663	4,387
Allowances for bad debts	(1,232)	(1,343)
Notes, loans and other receivables, net	$68,960	$87,625

In August 2008, we entered into agreements with Salient Partners, L.P. (“Salient Partners”) and Endowment Advisers, L.P. (“Endowment Advisors”) to repurchase the Company’s interests in such entities for a total of $95.3 million. The terms of the agreements provide that Endowment Advisers will pay the Company annually the greater of $12.0 million in priority to other distributions, or 23.15% of total distributions, until the Company has received a total of $86.0 million plus 6% per annum. The Company received an additional $9.3 million note for its 50% interest in Salient Partners, payable with interest over a five-year period. In May 2009, the principal amount of the Salient Partners note was reduced by $2.25 million to reflect an offset of certain liabilities that the Company agreed to pay under the agreements. In connection with such transactions, the Company recorded receivables in the amount of $76.7 million representing the net present value of the expected receipts using a weighted average imputed interest rate of 11.8%. The Salient Partners note is included in “Notes receivable: Nonaffiliates” in the above table.

Notes receivable from nonaffiliates that consist of uncollateralized promissory notes from unrelated companies bear interest at various rates up to 12% and are payable on demand.

Notes receivable from employees and executives primarily consist of noninterest bearing loans provided to certain executives and employees of the Company to induce the employees and executives to affiliate with the Company.  The notes typically are forgiven over a one to six year period and have tiered maturities from 2012 through 2016 and are structured to be incentives for the employees to remain at the Company.  As each maturity date is reached, a portion of the notes is forgiven if the employee remains employed by the Company.  If employment is terminated, the remaining unforgiven balance is due and payable by the former employee.  Such forgiveness is recorded as “Employee compensation and benefits” expense on the Consolidated Statements of Operations.

CCH issued two uncollateralized notes during 2010, in connection with the Concept transaction, which are also included within Notes receivable from nonaffiliates.  See “Note 2 – Acquisitions and Dispositions.”   A discount on the notes purchased in 2010 was recorded in the amount of $282,000 at December 31, 2010, and a discount on the amount funded in 2011 was recorded in the amount of $686,000 for the twelve months ended December 31, 2011, based on the difference in market interest rates at the date of issuance and the stated rate of interest on the notes.  Amortization on the discount of these notes totaled $63,000 during 2011 and is recorded in “Interest and dividends” in the Consolidated Statement of Operations. The discounts are recorded as a loss on contribution of Concept’s assets, as part of the disposition. These two notes issued in 2010 were exchanged for one note that bears a fixed interest rate at the applicable federal rate for instruments with a term of over ten years provided under Section 1274(d) of the Internal Revenue Code of 1986 on the closing date of December 31, 2011 in the amount of $5.9 million. Principal on the note is due monthly, beginning January 1, 2014, and interest is due monthly beginning on February 1, 2012. A discount on the note received in 2011 was recorded in the amount of $970,000. The discount on the note issued in 2011 will be amortized monthly over the life of the loan, and is recorded in “Loss from discontinued operations, net of income taxes” as part of the final disposition transaction of Concept in the Consolidated Statement of Operations at December 31, 2011.

At December 31, 2010, notes receivable from other affiliates primarily consisted of an $8.0 million uncollateralized note issued by Madison to the Company in connection with the spin-off of Madison in 2009. This note bore interest at 6% and the principal balance was due in full on the maturity date of December 9, 2019. During the second quarter of 2011, management determined that the note would be sold to a third-party for less than the face value of the note. Management evaluated a transaction to sell or contribute the note to a partnership and the interest accrued with a balance of $8.8 million as of June 30, 2011, for half of the principal and accrued interest balances. The note and accrued interest were reclassified to held-for-sale as of June 30, 2011, and recorded at the lower of cost or fair value less cost to sell. A $4.4 million loss on the note receivable was recorded during the three months ended June 30, 2011, and is included on the Consolidated Statement of Operations in “Loss on note receivable.” The note receivable was also placed on nonaccrual status as of June 30, 2011, due to the deterioration of the credit quality of the receivable during the second quarter of 2011.

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

On September 27, 2011, Madison notified FINRA and the investors in Madison of a net capital violation, which has not and is not expected to be cured as of the issuance date of this report. Based on Madison’s balance sheet as of September 30, 2011, there were not sufficient assets available to pay their debts and other working capital needs. Therefore, management wrote off the value of the Series D preferred units received from the troubled debt restructuring of $4.0 million, within “Equity in income (loss) from limited partnerships” during the three months ended September 30, 2011. In addition to the write-down of the Series D units to $0, management also wrote down $2.5 million of Series A units that represent the remaining interests in Madison from the spin-off of Madison in 2009 during the three months ended September 30, 2011. A related party receivable from Madison to SMH for a sublease and other expenses that were billed to Madison was also written off in the third quarter of 2011, in the amount of $1.4 million within “Other general and administrative” expenses on the Consolidated Statement of Operations. There are no remaining receivables or other expected losses, investments in, or funding commitments to Madison as of December 31, 2011.

6.	DEPOSITS WITH CLEARING ORGANIZATIONS

Under its clearing agreements, SMH and GFS BD are required to maintain a certain level of cash or securities on deposit with clearing organizations.  Should the clearing organizations suffer a loss due to the failure of a customer of the Company to complete a transaction, the Company is required to indemnify the clearing organizations.  The Company had $1.3 million and $3.0 million on deposit as of December 31, 2011 and 2010, respectively, with clearing organizations to meet this requirement for SMH and GFS BD.

7.	FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Furniture, equipment, and leasehold improvements at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(in thousands)

Furniture and fixtures	$4,162	$4,092
Equipment	8,708	7,982
Leasehold improvements	18,089	17,119
Accumulated depreciation and amortization	(19,228)	(17,316)
Furniture, equipment, and leasehold improvements, net	$11,731	$11,877

8.	BORROWINGS

In May 2009, the Company borrowed $25.0 million under a credit agreement with a bank, the proceeds of which were used to complete the EFA acquisition.  The maturity date was October 31, 2012 and included interest at the greater of the prime rate or 5%.  Principal of $1.8 million plus interest was payable quarterly.   The credit agreement was amended and restated on December 31, 2010 to extend the maturity date to December 31, 2014, with the same loan commitment of $25.0 million and the same interest rate of the greater of prime rate or 5%.  Principal of $1.5 million plus interest is due quarterly.  Interest expense on the credit agreement was $1.1 million, $815,000, and $717,000 for the years ended December 31, 2011, 2010, and 2009.  The additional proceeds of the loan of $11.9 million were used to complete the Global acquisition.  The credit agreement is secured by substantially all of the assets of the Company, other than the assets of SMH and GFS BD which were $86.1 million as of December 31, 2011.  The credit agreement contains various covenants customary for transactions of this type including the requirement that the Company maintain minimum financial ratios, net worth, liquid assets, and cash balances, as well as minimum assets under management, and meet monthly, quarterly, and annual reporting requirements.  The credit agreement also contains covenants that restrict the ability of the Company, among other things, to incur indebtedness, pay dividends or distributions, make capital expenditures and other restricted payments, including investments, and consummate asset sales.  At December 31, 2011, the Company was in compliance with all covenants.  The following table shows future maturities related to this credit agreement (in thousands):

2012	$5,881
2013	5,881
2014	7,352
Total	$19,114

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(in thousands)

Accounts payable	$6,966	$7,460
Compensation	18,364	18,766
Earnout and CAGR payments	8,029	7,928
Other	9,285	10,236
Total accounts payable and accrued liabilities	$42,644	$44,390

In conjunction with the sale of the Company’s interests in Salient Partners and Endowment Advisers, the Company recorded a payable in 2009 in the amount of $4.1 million representing the net present value of future incentive compensation payments to employees of Salient Partners.  The payable for these incentive compensation payments will be satisfied through deductions in payments received in connection with the sale of our interest in Endowment Advisers.  This payable is included in “Other” in the above table. The balance of this payable was $1.5 million and $1.7 million at December 31, 2011 and 2010.

10.	INCOME TAXES

Income Tax Provision

The components of the income tax provision (benefit) for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

From continuing operations:
Current:
Federal	$2,244	$493	$(1,614)
State	1,341	51	(323)
Total current income tax provision (benefit)	3,585	544	(1,937)
Deferred:
Federal	3,237	6,217	(103)
State	1,277	1,167	(19)
Total deferred income tax provision (benefit)	4,514	7,384	(122)

Income tax provision (benefit) from continuing operations	8,099	7,928	(2,059)

From discontinued operations:	(1,107)	(1,201)	(600)
Income tax provision (benefit)	$6,992	$6,727	$(2,659)

Effective Tax Rate

The difference between the effective tax rate reflected in the income tax provision from continuing operations and the statutory federal rate is analyzed as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Expected federal tax at statutory rate of 34%	$8,881	$8,556	$(646)
State taxes, net of federal tax benefit	306	1,510	(114)
Noncontrolling interest	(3,384)	(1,985)	(1,738)
Valuation allowance	3,489	-	-
Return to provision	(878)	-	-
Goodwill impairment	-	-	285
Other	(315)	(153)	154
Total	$8,099	$7,928	$(2,059)

For comparability purposes, the Company has reclassified certain 2010 and 2009 balances presented in the effective tax rate reconciliation above.

The effective tax rates from continuing operations for the years ended December 31, 2011, 2010, and 2009 were 31.4%, 31.5%, and 108.4% , respectively.

The components of the deferred income tax assets and liabilities were as follows:

Net Deferred Tax Liability

	December 31,
	2011	2010
	(in thousands)

Deferred income tax assets:
Gain on disposal of assets	$958	$265
Adjustment for discontinued operations	372	375
Capital loss carryforward	2,539	42
State net operations losses	1,936	-
Accrued bonus	455	-
Accumulated depreciation	359	150
Accrued liabilities	16	16
Allowance for doubtful accounts	594	671
Deferred compensation	347	350
Restricted stock compensation	1,260	661
Stock option compensation	543	326
Goodwill and other intangible assets amortization/impairment	22	84
State franchise tax	218	-
Partnership investment	-	9,481
Total deferred tax assets	9,619	12,421
Asset valuation allowances	(3,489)	-
Total deferred tax assets, net	6,130	12,421
Deferred income tax liabilities:
Nontaxable partnership distributions	(27)	(96)
Unrealized gain on financial instruments owned, at fair value	(7,880)	(9,689)
Unrealized gain on securities available for sale	-	(101)
Accrued bonus	-	(330)
Prepaid expenses	(247)	(161)
Imputed interest expense	(185)	(186)
State franchise tax	-	(408)
Charitable contributions	-	(72)
Gain on sale of business	(19,664)	(24,228)
Partnership investment	(3,462)	-
Total deferred tax liabilities	(31,465)	(35,271)
Net deferred tax liability	$(25,335)	$(22,850)

For comparability purposes, the Company has reclassified certain 2010 balances presented in the schedule of deferred tax assets and deferred tax liabilities above.

During the year ended December 31, 2011, the Company increased its valuation allowance by $3.5 million related to state net operating losses and capital loss carryforwards.

The Company has $5.4 million of capital loss carryforwards for federal tax purposes and $16.6 million of capital loss carryforwards for certain state tax purposes as of December 31, 2011, of which portions will expire in 2014 and 2015. Significant uncertainty exists regarding the future realization of the $2.5 million deferred tax asset related to these capital loss carryforwards and as a result, the Company has recorded a full valuation allowance on these deferred tax assets.

The Company had net operating losses from various state jurisdictions of $39.0 million and $26.5 million as of December 31, 2011 and 2010, respectively. These state tax losses are attributable to specific operations and may not be utilized against taxable income of other operations of the Company. These state net operating loss carryforwards will expire between 2015 and 2031. The Company has recorded a valuation allowance of $950,000 against the portion of the tax benefit attributable to these state net operating losses at December 31, 2011 that the Company determined would more likely than not be unrealizable.

The tax receivable  at December 31, 2011 and 2010 was $1.7 million and $4.4 million, respectively.

Unrecognized Tax Benefits

The Company had liabilities for unrecognized tax benefits, exclusive of interest and penalties, of $113,000 and $225,000 as of December 31, 2011 and 2010, respectively. Changes in unrecognized tax benefits, excluding the related accrual for interest, from January 1 to December 31 for each respective year are set forth below:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Beginning balance	$225	$-	$-
Current year tax positions	-	225	-
Prior year tax positions	-	-	-
Settlements	-	-	-
Reductions as a result of expiration of statute of limitations	(112)	-	-
Total	$113	$225	$-

The amount of interest accrued at December 31, 2011 and 2010, was $10,000 and $35,000, respectively. The amount of penalties accrued at December 31, 2011 and 2010, was $11,000 and $22,000, respectively.

The Company classifies interest on income tax-related balances as interest expense and classifies tax-related penalties as other general and administrative expense.

The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company regularly assesses the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe we have appropriately accrued for our uncertain tax benefits. However, audit outcomes and the timing of audit settlements and future events that would impact our previously recorded unrecognized tax benefits and the range of anticipated increases or decreases in unrecognized tax benefits are subject to significant uncertainty. It is possible that the ultimate outcome of current or future examinations may exceed our provision for current unrecognized tax benefits in amounts that could be material but cannot be estimated as of December 31, 2011. Our effective tax rate and net income in any given future period could therefore be impacted.

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company remains subject to examination by U.S. Federal and state jurisdictions for years subsequent to 2008 and 2007, respectively, and upon completion of these examinations (if undertaken by the taxing jurisdictions) tax adjustments may be necessary and retroactive to all open tax years.

It is reasonably possible that within 12 months of December 31, 2011 we will recognize approximately $49,000 of our unrecognized tax benefits as a result of the expiration of the statute of limitations for one open tax year on the unrecognized state tax benefit.

11.	STOCK-BASED COMPENSATION PLANS

Substantially all employees are eligible to participate in the The Edelman Financial Group Inc. 401(k) defined contribution plan.  The Company made $1.0 million in contributions to this plan in 2011. The Company made no contributions to this plan in 2010 or 2009, however one of the subsidiaries made discretionary contributions during these years.

The Company has three types of stock-based compensation awards:  (1) stock options, (2) restricted common stock, and (3) restricted stock units.

The Company’s Long-term Incentive Plan specifies that the number of shares of its common stock available for incentive awards or incentive stock options may not exceed the greater of 4,000,000 shares or 25% of the total number of shares of common stock outstanding.

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

During the years ended December 31, 2011, 2010, and 2009, 55,000, 42,807, and 42,500 options were exercised for which the Company received proceeds of $301,000, $233,000, and $195,000, respectively, and the tax benefit realized from stock option exercises was $44,000, $6,000, and $17,000, respectively.  The Company recognized pretax compensation cost of $21,000, or $13,000 net of tax, for the year ended December 31, 2009.  No such expense was recognized during 2011 and 2010.  There was no unrecognized stock-based compensation expense related to stock options at December 31, 2011.

The following table sets forth information regarding the Company’s stock options for each of the three years in the period ended December 31, 2011:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise Price	Life	Value
			(in years)	(in thousands)

Outstanding at January 1, 2009	660,307	$9.56
Exercised	(42,500)	9.95		$49
Cancelled/Forfeited	(16,666)	8.17
Outstanding at December 31, 2009	601,141	9.95
Exercised	(42,807)	5.45		$17
Settled	(140,000)	4.44
Cancelled/Forfeited	(58,334)	6.70
Outstanding at December 31, 2010	360,000	12.40
Exercised	(55,000)	5.47		$130
Cancelled/Forfeited	(70,000)	12.02
Outstanding at December 31, 2011	235,000	14.14	3.62	-

Options exercisable at December 31, 2011	235,000	$14.14	3.62	-

Options available for grant at December 31, 2011	2,441,881

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
	Number	Wgtd. Avg.		Number
Range of	Outstanding at	Remaining	Wgtd. Avg.	Exercisable at	Wgtd. Avg.
Exercise Prices	12/31/2011	Contr. Life	Exercise Price	12/31/2011	Exercise Price
		(in years)

$7.91-$9.15	25,000	1.12	$8.16	25,000	$8.16
$12.09-$16.81	210,000	3.91	14.85	210,000	14.85
$7.91-$16.81	235,000	3.62	14.14	235,000	14.14

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model. There were no stock options granted during 2011, 2010, and 2009.

Restricted Stock

The Long-term Incentive Plan permits the Company to grant restricted common stock to its employees.  Additionally, eligible employees and consultants are allowed to purchase, in lieu of salary, commission, or bonus, shares of the Company’s restricted common stock at a price equal to 66.66% of the 20-day average of the closing sales price of the Company’s common stock, ending on the day prior to the date the shares are issued.  All shares are valued at the closing price on the date the shares are issued.  The value of restricted shares granted, less consideration paid, if any, is amortized to compensation expense over a one to five year vesting period.

Employees deferred compensation of  $40,000 during the year ended December 31, 2009, which was used to purchase restricted common stock.  No such compensation was deferred in 2011 and 2010.  The Company recognized pretax compensation expense of $768,000, $1.9 million, and $3.7 million, during the years ended December 31, 2011, 2010, and 2009, respectively, related to its restricted common stock plan.

The following table summarizes certain information related to restricted common stock grants at December 31, 2011:

	Number of	Weighted Average
	Shares	Grant Date Fair Value

Nonvested at January 1, 2011	291,365	$7.53

Nonvested at December 31, 2011	110,054	6.39

For the year ended December 31, 2011:

Granted	81,214	7.32

Vested	226,680	8.20

Forfeited	35,845	6.31

At December 31, 2011, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock totaled $631,000 and is expected to be recognized over the next 4.00 years.  The fair value of restricted stock vested during the years ended December 31, 2011, 2010, and 2009 was $1.7 million, $1.9 million, and $2.4 million, respectively.

Restricted Stock Units

In 2010 and 2011, new executive and key manager incentive stock unit sub plans were adopted under the Long-term Incentive Plan, effective January 1, 2010 and 2011, respectively. In calculating the value of an award, the value of each restricted stock unit is equal to the closing price of a share of stock on the last trading day on the date of grant. A participant in the plan has no rights as a stockholder of the Company, no dividend rights and no voting rights with respect to the restricted stock units. No adjustments will be made to any outstanding awards for cash dividends paid on shares during the performance period in which they are earned. Awards vest and become non-forfeitable over a three-year period.

Upon the vesting date, or payment date of the restricted stock unit awards, at the Company’s option they can be paid in either (a) a lump sum cash payment equal in the aggregate to the fair market value of a share on the payment date multiplied by the number of such restricted stock units that become non-forfeitable upon that payment date or (b) by the Company delivering to the participant a number of common shares equal to the number of restricted stock units that become non-forfeitable upon that payment date.

The following table summarizes certain information related to restricted stock unit grants at December 31, 2011:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at January 1, 2011	-	$-

Nonvested at December 31, 2011	322,992	6.98

For the twelve months ended December 31, 2011:

Granted (Restricted stock units)	430,659	6.98

Vested (Units converted to common shares)	107,667	6.98

We determined that the service inception date precedes the grant date for restricted stock units granted as part of the incentive stock unit plans, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. The Company recognized pretax compensation expense of $2.5 million and $1.4 million during the twelve months ended December 31, 2011 and 2010, respectively, related to its restricted stock unit plans. At December 31, 2011, total unrecognized compensation cost, related to nonvested restricted stock units was $2.8 million for the executive and manager incentive stock unit plans, and is expected to be recognized over the next 3.2 years.

12.	PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.10 per share. Shares of preferred stock may be issued from time to time by the board of directors, without action by the shareholders, in one or more series with such designations, preferences, special rights, qualifications, limitations, and restrictions as may be designated by the board of directors prior to the issuance of such series.  No shares of preferred stock have been issued as of December 31, 2011.

13.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock.  On May 27, 2010, the Company’s board of directors approved the repurchase of up to another 1,000,000 shares of the Company’s common stock, subject to a maximum expenditure of $2.5 million under the credit agreement.  Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices.  Such repurchases are accounted for using the cost method.  In April 2011, a waiver from the bank was obtained to approve the repurchase of $2.5 million of treasury shares. The Company repurchased 406,621, 1,207,193, and 6,809 shares of its common stock at an average price of $7.67, $5.43, and $4.16 per share during the years ended December 31, 2011, 2010, and 2009, respectively, related to this program.  During 2009, the Company issued 262,180 treasury shares at an aggregate cost of $1.6 million in connection with the acquisition of EFA and 793,714 treasury shares at an aggregate cost of $4.8 million in connection with the sale of stock and warrants to Fletcher International, Ltd.

14.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Amounts attributable to The Edelman Financial Group Inc. common shareholders:
Income (loss) from continuing operations, net of income taxes	$8,148	$11,574	$(4,717)
Loss from discontinued operations, net of tax	(2,652)	(1,878)	(765)
Net income (loss)	$5,496	$9,696	$(5,482)

Basic earnings (loss) per common share:
Continuing operations	$0.28	$0.40	$(0.16)
Discontinued operations	(0.09)	(0.07)	(0.03)
Net earnings (loss)	$0.19	$0.33	$(0.19)

Diluted earnings (loss) per common share:
Continuing operations	$0.27	$0.39	$(0.16)
Discontinued operations	(0.09)	(0.06)	(0.03)
Net earnings (loss)	$0.18	$0.33	$(0.19)

Weighted average number of common shares outstanding:
Basic	29,234	29,203	28,402
Incremental common shares issuable under stock option plan, net	678	167	-
Diluted	29,912	29,370	28,402

Outstanding stock options of 235,000, 340,000, and 601,000 at December 31, 2011, 2010, and 2009, respectively, have not been included in diluted earnings (loss) per common share because to do so would have been anti-dilutive for the years presented.  Warrants outstanding at December 31, 2011 and 2010, were included in the 2011 and 2010 calculation of diluted earnings (loss) per common share.  Warrants outstanding at December 31, 2009 to purchase shares of common stock in an aggregate value of up to $7.5 million at an exercise price of $5.75 per common share have not been included in diluted earnings (loss) per common share because to do so would have been antidilutive for the year.  Restricted stock issued under the Long-term Incentive Plan is included in both basic and diluted earnings per share since the shares participate in dividend rights.

Participating restricted common stock is included in the basic and diluted shares. Restricted stock units are nonparticipating; therefore, they are included in the diluted weighted average number of common shares only for the twelve months ended December 31, 2011. The restricted stock units are not included in the twelve months ended December 31, 2009, because to do so would have been anti-dilutive for this period.

15.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and other intangible assets for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31, 2011
			Amortizable Intangible Assets:
					Internally		Total Other
			Covenants Not	Customer	Developed		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Software	Subtotal	Assets
	(in thousands)

Balance, beginning of year	$84,713	$26,636	$4,814	$32,254	$-	$37,068	$63,704
Internally developed software - internal use	-	-	-	-	639	639	639
Acquisition of SSG	(37)	-	-	-	-	-	-
Amortization of other intangible assets	-	-	(1,364)	(2,893)	(124)	(4,381)	(4,381)
Balance, end of year	$84,676	$26,636	$3,450	$29,361	$515	$33,326	$59,962

	Year Ended December 31, 2010
			Amortizable Intangible Assets:
					Internally		Total Other
			Covenants Not	Customer	Developed		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Software	Subtotal	Assets
	(in thousands)

Balance, beginning of year	$73,455	$18,422	$3,683	$10,093	$-	$13,776	$32,198
Acquisition of IFS	409	166	22	767	-	789	955
Acquisition of Global	10,812	8,048	1,979	22,304	-	24,283	32,331
Acquisition of SSG	37	-	-	-	-	-	-
Amortization of other intangible assets	-	-	(870)	(910)	-	(1,780)	(1,780)
Balance, end of year	$84,713	$26,636	$4,814	$32,254	$-	$37,068	$63,704

All of the Company’s goodwill and other intangible assets, net, are related to the Other Wealth Management and Mass Affluent segments.

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

Other intangible assets consist primarily of customer relationships and trade names acquired in business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized on a straight line basis over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  Other intangible assets are tested for impairment by comparing expected future cash flows to the carrying amount of the intangible assets.  The Company recognized trade name impairments of $1.1 million during the year ended December 31, 2009. As of December 31, 2011, accumulated goodwill and other intangible assets impairment charges are $69.9 million and $1.3 million, respectively.  No impairment charges were recorded in the years ended December 31, 2011 and 2010.

Goodwill and other intangible assets, net, are classified as level 3 within the fair value hierarchy.

As of December 31, 2011, the remaining weighted-average amortization period is 2.64 years for covenants not to compete, 10.27 years for customer relationships, and 2.42 years for internally developed software included in the table above.

The following table shows estimated future amortization expense related to these intangible assets (in thousands):

67

2012	$4,451
2013	4,445
2014	3,721
2015	2,919
2016	2,895
Thereafter	14,895

16.	COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $250,000, $245,000, $230,000, $130,000, and $48,000, to the owners of five of the offices that we lease to secure payment of our lease obligations for those facilities.

The Company has uncommitted financing arrangements with clearing brokers that finance our customer accounts, certain broker-dealer balances, and firm trading positions.  Although these customer accounts and broker-dealer balances are not reflected on the Consolidated Balance Sheets for financial reporting purposes, the Company has generally agreed to indemnify these clearing brokers for losses they may sustain in connection with the accounts, and therefore, retains risk on these accounts.  The Company is required to maintain certain cash or securities on deposit with our clearing brokers.

The Company is a defendant in certain litigation incidental to its securities and underwriting business. The Company accounts for litigation losses in accordance with FASB ASC No. 450, “Contingencies.” Under ASC No. 450, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. A contingent liability of approximately $562,000 has been recorded at December 31, 2011 for these proceedings and exposures. These reserves represent management’s best estimate of probable loss, as defined by FASB ASC TOPIC No. 450, “Contingencies.”

In addition, in July 2008, the Dallas regional office of the FINRA conducted a routine examination of the Company’s broker-dealer activities.  The Company received an examination report on December 31, 2008, which identified a number of deficiencies in the Company’s operations.  In April 2009, the Company resolved half of the deficiencies noted through a compliance conference procedure. On October 5, 2010, the Company received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against the Company and two former employees based on alleged violations of certain federal securities laws and FINRA rules based on the deficiencies identified in the 2008 examination. Counsel for the Company and the former employees have reached an agreement in principle with the Dallas regional office of FINRA to resolve the matter. While the agreement must be finalized, we do not believe its impact on the Company will be material.

In May 2009, SMH guaranteed the debt of TEFG in connection with TEFG entering into a credit facility. In December 2010, SMH became aware that under the SEC net capital rules, SMH was required to treat any debt guaranteed by SMH as indebtedness of SMH for purposes of calculating SMH’s net capital and that any assets of SMH pledged as collateral were ineligible assets for purposes of determining SMH’s net capital. After consulting with FINRA and the SEC, SMH concluded that it had violated the net capital rules from May 10, 2009 to December 2, 2010. As required by applicable FINRA and SEC rules, SMH reported this violation to the SEC and FINRA in accordance with FINRA Rule 17a-11 on December 2, 2010. In order to address the net capital requirement TEFG entered into a number of transactions with SMH, the net effect of which was to increases SMH’s net capital by $8.8 million. In addition, TEFG, SMH, and Prosperity Bank amended the agreements previously entered into by SMH to remove SMH as a guarantor of the loan to TEFG and to release all liens on SMH’s assets. Counsel for the Company has reached an agreement in principle with the Dallas regional office of FINRA to resolve the matter. While the agreement must be finalized, we do not believe its impact on the Company will be material.

The FINRA regional office in Chicago is conducting a review of the option activities at SMH’s Cleveland/Beachwood office that resulted in the various customer complaints being filed pertaining to certain registered representatives option strategies. FINRA has requested various documents and that a number of current and former employees provide on the record testimony concerning the activities. Counsel for the Company has reached an agreement in principle with the Dallas and Chicago regional offices of FINRA to resolve the matter. While the agreement must be finalized, we do not believe its impact on the Company will be material.

On December 28, 2011, Hite Hedge Asset Management, LLC and two of its hedge funds filed a FINRA arbitration proceeding against SMH and one of its registered representatives (FINRA Case No. 11-04815), alleging that SMH’s actions in charging approximately $940,000 in fees to locate “hard to borrow” securities against Hite’s accounts constituted a breach of SMH’s agreement not to charge location fees, common law fraud, false and deceptive trade practice under Chapter 93A of the Massachusetts General Laws, a breach of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, a breach of SMH’s and its representative’s responsibility for good faith and fair dealing and obligation to observe high standards of commercial honor and just and equitable principals of trade under FINRA conduct rules, and a violation of sales practice obligations under FINRA and SEC rules with respect to short sale transactions. Hite requests reimbursement of the fees, punitive damages, and legal fees and costs. SMH believes it has meritorious defenses to the allegations and intends to vigorously defend against the allegations.

Total rental expense for operating leases was $6.7 million, $6.0 million, and $5.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.  Certain leases contain provisions for renewal options, escalation clauses based on increases in certain costs incurred by the lessor, as well as free rent periods and tenant improvements.  We amortize office lease incentives and rent escalations on a straight line basis over the life of the respective leases.  The Company and its subsidiaries have obligations under operating leases that expire by 2021 with initial noncancelable terms in excess of one year.  Future minimum commitments under these operating leases are as follows (in thousands):

2012	$10,918
2013	9,584
2014	6,101
2015	4,823
2016	4,340
Thereafter	5,483
Total minimum rental payments	41,249
Minimum sublease rentals	(7,691)
Net minimum rental payments	$33,558

17.	CONCENTRATIONS OF RISK

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

SMH and GFS BD are subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).  At December 31, 2011, SMH had net capital, as defined, of $8.2 million, which was $7.3 million in excess of its required net capital of $920,000.  At December 31, 2011, SMH had aggregate indebtedness of $13.8 million.  SMH’s aggregate indebtedness to net capital ratio was 1.68 to 1 at December 31, 2011.  GFS BD had net capital, as defined of $2.2 million, which was $2.1 million in excess of its required net capital of $100,000. At December 31, 2011, GFS BD had aggregate indebtness of $804,000. GFS BD’s aggregate indebtedness to net capital ratio was 0.37 to 1 at December 31, 2011.

19.	BUSINESS SEGMENT INFORMATION

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

The Mass Affluent segment consists of the Edelman entities that provide investment advisory services, wealth and investment management, and financial planning services to individual clients. It primarily earns advisory fee revenue based on the amount of client assets under management. The Mass Affluent segment also includes certain intercompany revenues and related expenses for various Edelman investment products used by clients of subsidiaries within the Other Wealth Management segment. The revenue and related commission expense is recorded within the Mass Affluent segment and eliminated within the Other Wealth Management segment.

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

The Prime Brokerage Services segment, consisted of Concept, which generally provided trade execution, clearing and custody services mainly through Goldman Sachs, and other back-office services to hedge funds and other professional traders. However, Concept was largely disposed of during the fourth quarter of 2010. Since the Company was still considered to have significant influence, under the accounting guidance for equity method investments, due to the Company’s 24% remaining equity interest in Concept, the results of operations for Concept remained within continuing operations until December 31, 2011, when the remaining equity interest was sold. The Concept transactions within the Prime Brokerage Services segment were reclassified to discontinued operations as of December 31, 2011 and for all periods presented.

The Corporate Support and Other segment includes realized and unrealized gains and losses on the Company’s investment portfolios, and interest and dividends earned on our cash and securities positions. Unallocated corporate revenue and expenses are included in the Corporate Support and Other segment. Revenue from sports representation and management services performed by Select Sports Group, Ltd. (“SSG”) and 10 Sports were also included in Corporate Support and Other. However, SSG and 10 Sports are held-for-sale as of December 31, 2011, and the operations are included in discontinued operations for all periods presented.

The following summarizes certain financial information of each reportable business segment for the years ended December 31, 2011, 2010, and 2009. The Company does not analyze asset information in all business segments.

	Twelve Months Ended
	December 31,
	2011	2010	2009
	(in thousands)

Revenue:
Mass Affluent	$87,323	$73,079	$52,011
Other Wealth Management	74,655	51,111	47,602
Wealth Management Total	161,978	124,190	99,613
Corporate Support and Other	7,027	6,034	8,648
Total	$169,005	$130,224	$108,261

Income from continuing operations before equity in income (loss) of limited partnerships and income taxes:
Mass Affluent	$19,814	$16,771	$9,368
Other Wealth Management	26,485	16,577	17,688
Wealth Management Total	46,299	33,348	27,056
Corporate Support and Other	(27,623)	(21,052)	(30,135)
Total	$18,676	$12,296	$(3,079)

Equity in income (loss) of limited partnerships:
Mass Affluent	$-	$-	$-
Other Wealth Management	782	2,371	(1,370)
Wealth Management Total	782	2,371	(1,370)
Corporate Support and Other	6,303	10,497	(451)
Total	$7,085	$12,868	$(1,821)

Gain on step acquisition:
Mass Affluent	$-	$-	$-
Other Wealth Management	-	-	-
Wealth Management Total	-	-	-
Corporate Support and Other	-	-	3,000
Total	$-	$-	$3,000

Income (loss) from continuing operations before income taxes:
Mass Affluent	$19,814	$16,771	$9,368
Other Wealth Management	27,267	18,948	16,318
Wealth Management Total	47,081	35,719	25,686
Corporate Support and Other	(21,320)	(10,555)	(27,586)
Total	$25,761	$25,164	$(1,900)

Net (income) loss attributable to the noncontrolling interest:
Mass Affluent	$(5,333)	$(4,025)	$(2,248)
Other Wealth Management	(5,568)	(1,768)	(3,048)
Wealth Management Total	(10,901)	(5,793)	(5,296)
Corporate Support and Other	968	(46)	184
Total	$(9,933)	$(5,839)	$(5,112)

20.	SUPPLEMENTAL CASH FLOW

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Cash payment (refund) for income taxes, net	$2,368	$(2,045)	$(8,774)
Cash paid for interest	887	815	1,503
Non-cash investing activities:
Cumulative effect of adoption of a new accounting principle	-	334	-
Acquisitions:
Goodwill	-	-	1,859
Stock paid for acquisition	-	(2,399)	(1,859)
Dispositions:
Receivables, net	(1,152)	(1,969)	7,850
Financial instruments, owned, at fair value	(1,036)	1,005	1,200
Furniture, equipment, and leasehold improvements, net	-	(1,678)	(2,729)
Other assets and prepaid expenses	-	(779)	(133)
Accounts payable and accrued liabilities	(271)	2,180	2,440
Additional paid-in capital	-	-	(336)
Sale of nonmarketable securities:
Receivables, net	-	-	(1,824)
Accounts payable and accrued liabilities	-	-	1,824
Non-cash financing activities:
Dividends declared not yet paid	(9)	122	78

21.	RELATED PARTY TRANSACTIONS

During 2001, SMH formed PTC to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston. SMH’s investment in PTC was recorded at $17.6 million and $9.9 million for the years ended 2011 and 2010. SMH recorded an unrealized gain from the increase in the fair value of its investment in PTC of $7.8 million and $5.2 million during the years ended 2011 and 2010. In addition, PTC has distributed $5.3 million and $2.4 million in cash to the Company during the years ended 2011 and 2010. The unrealized gains and distributions are included in “Equity in income (loss) of limited partnerships” on the Consolidated Statements of Operations. The increase in fair value of the investment for the year ended December 31, 2011 is based primarily on two potential exit transactions, as well as the use of an income and market approach in accordance with ASC 820, Fair Value Measurement as of December 31, 2011.

The Company and SMH own controlling interests in several limited liability companies that act as the general partners in several private investment limited partnerships. The private investment limited partnerships pay management fees to the general partners. Certain officers of SMH serve on the boards of directors of entities in which the partnerships invest. In addition, SMH has served, and may in the future serve, as the placement agent advisor, offering manager, or underwriter for companies in which the partnerships invest. Management fees paid by the management companies of the private investment limited partnerships are included in the revenue caption “Investment advisory and related services” on the Consolidated Statements of Operations. The management fees paid were $2.7 million, $4.0 million, and $6.2 million for the years ended 2011, 2010 and 2009.

At December 31, 2011, SMH owned 563,000 shares of TEFG common stock with a market value of $3.7 million. The shares are included in “Financial instruments owned, at fair value” and valued under Level 1 of the fair value hierarchy.

See “Note 5 – Receivables, Net” for related party notes receivable.

22.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Three Months Ended,
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2011	2011	2011	2011
	(in thousands, except per share amounts)

Total revenue	$41,593	$42,826	$41,709	$42,877

Income from continuing operations, net of tax	$6,710	$6,524	$283	$4,145
Income (loss) from discontinued operations, net of tax	(810)	(449)	(765)	(209)
Net income (loss)	5,900	6,075	(482)	3,936
Less: Net income attributable to the noncontrolling interest	(3,063)	(2,234)	(1,500)	(3,136)
Net income (loss) attributable to The Edelman Financial Group Inc.	$2,837	$3,841	$(1,982)	$800

Basic earnings (loss) per common share:
Continuing operations	$0.12	$0.14	$(0.04)	$0.06
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.03)
Net earnings (loss)	$0.10	$0.13	$(0.07)	$0.03

Diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.14	$(0.04)	$0.05
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.02)
Net earnings (loss)	$0.10	$0.13	$(0.07)	$0.03

Weighted average common shares oustanding - basic	29,168	29,150	28,994	29,151

Weighted average common shares outstanding - diluted	29,998	30,174	29,793	29,686

Amounts attributable to The Edelman Financial Group Inc. common shareholders:
Income from continuing operations, net of income taxes	$3,489	$4,218	$(1,186)	$1,627
Discontinued operations, net of income taxes	(652)	(377)	(796)	(827)
Net income (loss)	$2,837	$3,841	$(1,982)	$800

UNAUDITED QUARTERLY FINANCIAL INFORMATION (CONTINUED)

	Three Months Ended,
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010
	(in thousands, except per share amounts)

Total revenue	$32,574	$30,436	$31,850	$35,366

Income from continuing operations, net of tax	$3,847	$3,368	$3,270	$6,751
Income (loss) from discontinued operations, net of tax	(801)	(662)	(873)	635
Net income	3,046	2,706	2,397	7,386
Less: Net income attributable to the noncontrolling interest	(1,211)	(1,158)	(1,262)	(2,208)
Net income attributable to The Edelman Financial Group Inc.	$1,835	$1,548	$1,135	$5,178

Basic earnings (loss) per common share:
Continuing operations	$0.08	$0.06	$0.07	$0.19
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.01)
Net earnings	$0.06	$0.05	$0.04	$0.18

Diluted earnings (loss) per common share:
Continuing operations	$0.08	$0.06	$0.07	$0.18
Discontinued operations	(0.02)	(0.01)	(0.03)	-
Net earnings	$0.06	$0.05	$0.04	$0.18

Weighted average common shares oustanding - basic	29,915	29,564	29,153	28,419

Weighted average common shares outstanding - diluted	29,920	29,584	29,155	28,759

Amounts attributable to The Edelman Financial Group Inc. common shareholders:
Income from continuing operations, net of income taxes	$2,507	$1,739	$2,053	$5,275
Discontinued operations, net of income taxes	(672)	(191)	(918)	(97)
Net income	$1,835	$1,548	$1,135	$5,178

23. DISCONTINUED OPERATIONS

During the first quarter of 2009, SMH closed three retail offices.  This decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  The results of operations for these offices have been reclassified as discontinued operations for all periods presented.

During the fourth quarter of 2009, SMH contributed to Madison the Capital Markets Business in exchange for a 17.5% Class A membership interest in Madison cash, and a note issued by Madison to the Company.  The results of operations for the Capital Markets Business have been reclassified as discontinued operations for the year ended December 31, 2009.

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

During the fourth quarter of 2011, the Company disposed of its remaining equity interest in Concept Capital, a division of the Company. The results of operations for Concept have been reclassified as discontinued operations for all periods presented.

A summary of selected financial information of discontinued operations is as follows for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities:
Revenue	$6,379	$51,801	$92,467
Expenses	7,440	57,824	103,043
Equity in income	-	26	473
Gain (loss) on sale of business	(2,279)	2,374	8,782
Loss from discontinued operations before noncontrolling interest and income taxes	(3,340)	(3,623)	(1,321)
Noncontrolling interest in net loss of consolidated companies	-	721	192
Loss from discontinued operations before income taxes	(3,340)	(2,902)	(1,129)
Benefit for income taxes	(1,107)	(1,201)	(600)
Loss from discontinued operations	$(2,233)	$(1,701)	$(529)

Major classes of assets and liabilities of Concept, SSG and 10 Sports in the accompanying consolidated balance sheets at December 31, 2011 and 2010 were as follows:

	December 31,	December 31,
	2011	2010
	(in thousands)

Cash and cash equivalents	$453	$-
Receivables from customers, net	818	-
Other assets and prepaid expenses	304	-
Furniture, equipment, and leasehold improvements, net	209	-
Total assets of discontinued operations	$1,784	$-

Accounts payable and accrued liabilities	$448	$-
Total liabilities of discontinued operations	$448	$-

24. SUBSEQUENT EVENTS

On March 1, 2012, the Company repurchased for $8.0 million warrants previously issued to Fletcher International, Ltd. to purchase common shares in an aggregate value of up to $7.5 million of the Company’s common stock.

On March 8, 2012, the Company’s board of directors declared a cash dividend for the first quarter of 2012 in the amount of $0.050 per share of common stock.  The cash dividend will be payable on April 19, 2012, to holders of record as of the close of business on April 5, 2012.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

Item 9A.  Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act), as of December 31, 2011, the end of the fiscal period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our assessment, we concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Grant Thornton, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The Edelman Financial Group Inc.

We have audited The Edelman Financial Group Inc.’s (a Texas Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Edelman Financial Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”) ..  Our responsibility is to express an opinion on The Edelman Financial Group Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, The Edelman Financial Group Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Edelman Financial Group Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

March 15, 2012

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

We have adopted a Business Ethics Policy or code of ethics for our employees, which applies to our principal executive officer, principal financial officer, and principal accounting officer, pursuant to section 406 of the Sarbanes-Oxley Act.  A copy of our Business Ethics Policy is publicly available on our internet website at www.edelmanfinancial.com.  The information contained on our internet website is not incorporated by reference into this Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2012.

THE EDELMAN FINANCIAL GROUP INC.

By:	/s/ GEORGE L. BALL
George L. Ball
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2012.

Signature	Title

/s/ GEORGE L. BALL	Chief Executive Officer and Chairman of the Board
George L. Ball	(Principal Executive Officer)

/s/ RIC EDELMAN	President and Director
Ric Edelman

/s/ BEN T. MORRIS	Vice Chairman
Ben T. Morris

/s/ DON A. SANDERS	Vice Chairman
Don A. Sanders

/s/ RICHARD E. BEAN	Director
Richard E. Bean

/s/ CHARLES W. DUNCAN, III	Director
Charles W. Duncan, III

/s/ SCOTT MCCLELLAND	Director
Scott McClelland

/s/ ALBERT W. NIEMI, JR., PH.D.	Director
Albert W. Niemi, Jr., Ph.D.

/s/ DIANA F. CANTOR	Director
Diana F. Cantor

/s/ RICK BERRY	Chief Financial Officer
Rick Berry	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, as amended (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-30066), and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 000-30066), and incorporated herein by reference).
†10.01	Sanders Morris Harris Group Inc. Long-term Incentive Plan as amended (Filed as Exhibit A to the Definitive Proxy Statement on Schedule 14A of the Company dated April 15, 2010 (File No. 000-30066), and incorporated herein by reference).
†10.02	Sanders Morris Harris Group Inc. Capital Incentive Program (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-30066), and incorporated herein by reference).
†10.03	Form of Option Agreement pursuant to 1998 Incentive Plan (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30066), and incorporated herein by reference).
†10.04	Form of Restricted Stock Agreement pursuant to 1998 Incentive Plan (Filed as Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30066), and incorporated herein by reference).
†10.05	Employment Agreement dated as of May 10, 2005, between The Edelman Financial Center, LLC and Fredric M. Edelman. (Filed as Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-30066), and incorporated herein by reference).
†10.06	Sanders Morris Harris Group Inc. 2009 Management Incentive Program. (Filed as Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-30066), and incorporated herein by reference).
†10.07	Sanders Morris Harris Group Inc. 2009 Supplemental Bonus Plan. (Filed as Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-30066), and incorporated herein by reference).
†10.08	Sanders Morris Harris Group Inc. 2010 Executive Incentive Plan (Filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K dated May 27, 2010 (File No. 000-30066), and incorporated herein by reference).
†10.09	Sanders Morris Harris Group Inc. 2010 Executive and Key Manager Restricted Stock Unit Sub-Plan (Filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K dated May 27, 2010 (File No. 000-30066), and incorporated herein by reference).
10.10	Office Lease Agreement and related amendments dated September 25, 1996, between Texas Tower Limited and Sanders Morris Mundy Inc. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-30066), and incorporated herein by reference).
10.11	Eleventh Amendment to Lease Agreement dated as of December 21, 2006, between Texas Tower Limited and Sanders Morris Harris Inc. (Filed as Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-30066), and incorporated herein by reference).
10.12	Reorganization and Purchase Agreement dated as of May 10, 2005, among Sanders Morris Harris Group Inc., The Edelman Financial Center, Inc., The Edelman Financial Center, LLC, and Fredric M. Edelman (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 10, 2005 (File No. 000-30066), and incorporated herein by reference).

10.13	Contribution Agreement dated as of April 28, 2003, by and between Salient Partners, L.P., a Texas limited partnership, Salient Advisors, L.P., a Texas limited partnership, Salient Capital, L.P., a Texas limited partnership, Salient Partners GP, LLC, a Texas limited liability company, John A. Blaisdell, Andrew B. Linbeck, J. Matthew Newtown, Jeremy L. Radcliffe, A. Haag Sherman, and Adam L. Thomas, and Sanders Morris Harris Group, Inc. (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-30066), and incorporated herein by reference).
10.14	Agreement to Retire Partnership Interest and Second Amendment to the Limited Partnership Agreement of Endowment Advisers, L.P. dated as of August 29, 2008, among Sanders Morris Harris Group Inc. and Endowment Advisers, L.P., The Endowment Fund GP, L.P., and The Endowment Fund Management, LLC, and their respective partners and members (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated August 29, 2008 (File No. 000-30066), and incorporated herein by reference).
10.15	Letter agreement dated as of January 1, 2009, among Sanders Morris Harris Group, Inc., Fredric M. Edelman, and Edward Moore (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 29, 2009 (File No. 000-30066), and incorporated herein by reference).
10.16	Amended and Restated Credit Agreement dated as of December 31, 2010, between Sanders Morris Harris Group Inc. and Prosperity Bank. (Filed as Exhibit 10.08 to the Company’s Current Report on Form 8-K dated January 4, 2011. (File No. 000-30066), and incorporated herein by reference).
10.17	Purchase Agreement dated as of November 26, 2010, among Sanders Morris Harris Group Inc., Robert C.A. Benjamin, Gerardo A. Chapa and Ricardo Persuquia (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 29, 2010 (File No. 000-30066), and incorporated herein by reference.
*†10.18	Sanders Morris Harris Group Inc. 2011 Senior Executive Incentive Plan.
*†10.19	Sanders Morris Harris Group Inc. 2011 Executive Incentive Plan.
*†10.20	Sanders Morris Harris Group Inc. 2011 Executive and Key Manager Restricted Stock Unit Sub-Plan.
*†10.21	The Edelman Financial Group Inc. 2012 Senior Executive Incentive Plan.
*†10.22	The Edelman Financial Group Inc. 2012 Executive Incentive Plan.
*†10.23	The Edelman Financial Group Inc. 2012 Executive and Key Manager Restricted Stock Unit Sub-Plan.

*21.1	Subsidiaries of The Edelman Financial Group Inc.
*23.1	Consent of Grant Thornton LLP.
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________
*	Filed herewith.
†	Management contract or compensation plan or arrangement.

