Form 10-K/A
period 2011-12-31
EDELMAN FINANCIAL GROUP INC.
filed 2012-04-30
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

As of March 1, 2012, the registrant had 29,283,419 outstanding shares of Common Stock, par value $0.01 per share.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

ii

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2011. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except as set forth in Part III below and the correction of the Index to Exhibits, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Throughout this report, references to “Edelman Financial,” the “Company,” “TEFG,” “we,” “our, or “us” refer to The Edelman Financial Group Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth certain information regarding members of the Board of Directors and executive officers:

Name	Position with the Company	Age	Board Member Since
George L. Ball	Chairman of the Board and Co-Chief Executive Officer	73	2000
Fredric M. Edelman	Co-Chief Executive Officer, President and a Director	53	2009
Don A. Sanders	Vice Chairman	75	2000
Ben T. Morris	Vice Chairman	66	2000
Richard E. Bean	Director	68	2003
Diana F. Cantor	Director	54	2011
Charles W. Duncan, III	Director	52	2004
Scott W. McClelland	Director	55	2004
Albert W. Niemi, Jr.	Director	69	2004
Edward P. Moore	Executive Vice President – Wealth Management	51
Rick Berry	Chief Financial Officer	58
Bruce W. McMaken	Executive Vice President	52
John T. Unger	Senior Vice President and General Counsel	60
Joseph Bottazzi	Chief Communications Officer	53

George L. Ball was appointed to our Board of Directors on February 1, 2000, as part of our merger with Sanders Morris Mundy Inc. (the “Sanders Transaction”) and has served as our Chairman since May 2002 and as our Chief Executive Officer since May 27, 2009. At the time of the Sanders Transaction, he served as Chairman of the Board and a director of Sanders Morris Mundy Inc. Mr. Ball also serves as Chief Executive Officer and a director of Sanders Morris Harris Inc. (“SMH”), as a director of SMH Capital Advisors, Inc. (“SMCA”), The Edelman Financial Center, LLC, Global Financial Services, LLC, and Select Sports Group Holdings, LLC (“SSG”). He served as a director of Sanders Morris Mundy Inc. from May 1992 to February 2000 and was its non-executive Chairman of the Board from May 1992 to July 1997. From September 1992 to January 1994, Mr. Ball was a Senior Executive Vice President of Smith Barney Shearson Inc. From September 1991 to September 1992, he was a consultant to J. & W. Seligman & Co. Incorporated. Mr. Ball served as President and Chief Executive Officer of Prudential-Bache Securities, Inc. from 1982 until 1991 and Chairman of the Board from 1986 to 1991. He also served as a member of the Executive Office of Prudential Insurance Company of America from 1982 to 1991. Before joining Prudential, Mr. Ball served as President of E.F. Hutton Group, Inc. Mr. Ball is a former governor of the American Stock Exchange and the Chicago Board Options Exchange, and served on the Executive Committee of the Securities Industries Association. Mr. Ball serves as a director of RediClinic, LLC, a leading provider of high-quality convenience care centers located in retail stores.

Director Qualifications:

•	Leadership experience as current Co-Chief Executive Officer of the Company, former CEO and executive officer of two large public integrated financial services firms.
•	Industry experience with more than 40 years’ experience in the financial services industry.
•	Outside board experience as director of RediClinic, LLC.

Fredric M. Edelman was appointed to our Board of Directors and elected President in February 2009 and was elected Co-Chief Executive Officer in May 2011. Mr. Edelman has served as Chairman and Chief Executive Officer of The Edelman Financial Center, LLC since May 2005, when the Company acquired a 51% ownership interest. From December 1987 to May 2005, he owned and managed Edelman Nebel Financial Services, renamed Edelman Financial Services, Inc. in 1991. Barron’s has twice named Mr. Edelman the #1 independent financial advisor in the nation (2009 and 2010) and nine times (2004 to 2012) among America’s 100 top independent financial advisors. In 2004, he was inducted into the Financial Advisor Hall of Fame by Research Magazine. In 2012, RIABiz.com named Mr. Edelman the most influential financial advisor in America. He has written seven books on personal finance: The Truth About Money, which was named Book of the Year by Small Press magazine, The New Rules of Money, Ordinary People, Extraordinary Wealth, What You Need to Do Now, Discover the Wealth Within You, The Lies About Money, recipient of the Excellence in Financial Literacy Award, and Rescue Your Money. The Ric Edelman Show has been on the air for more than 20 years, and is heard in dozens of markets throughout the country, enjoying more than 1 million listeners every week. In 2012, the show was ranked the 88th most important radio talk show in America by TALKERS magazine. In 2003, Mr. Edelman won the A.I.R. Award for Best Talk Show Host in Washington, DC. The Truth About Money with Ric Edelman can be seen on more than 200 public television stations across the country and has won 8 Telly Awards. He served five years on the board of the United Way of the National Capital Area, including as Chairman in 2006 and 2007. He is a National Trustee of the Boys & Girls Clubs of America, a member of the Foundation Board of the Boys & Girls Clubs of Greater Washington, and a member of the BGCGW Leadership Council. He is also a full partner of the American Savings Education Council and the Jump$tart Coalition for Personal Financial Literacy, a board member of the Wolf Trap Foundation for the Performing Arts, and formerly served on the boards of Junior Achievement of the National Capital Area and the Washington National Opera. Mr. Edelman holds six professional designations.

Director Qualifications:

•	Leadership and industry experience as founder of The Edelman Financial Center, LLC.
•	Industry experience with 25 years’ experience in the asset and wealth management industry.
•	Largest shareholder of the Company.

Richard E. Bean has been a certified public accountant since 1968 and since 1976 has been the Executive Vice President and a director of Pearce Industries Inc., a privately held company that designs and packages engine-driven equipment which includes power generation, pumps, blowers, control panels, and switchgear. Mr. Bean also served as Chief Financial Officer of Pearce Industries Inc. from 1976 to 2004. In addition, Mr. Bean has served as a director and audit committee member of FirstCity Financial Corporation, a public financial services company, since July 1995 and was elected Chairman of the Board in December 2005. Mr. Bean served as a member of the Portfolio Administration Committee of FirstCity Liquidating Trust from July 1995 until February 2004 when the trust was terminated and distributed its assets. He also serves as a director and as chairman of the compensation committee of WCA Waste Corporation, a public waste collection and disposal company. Mr. Bean is also a stockholder and director of several closely held corporations. Mr. Bean is involved in numerous civic organizations such as the Houston Livestock Show and Rodeo where he serves as Director and member of the audit committee.

Director Qualifications:

•	Leadership and finance experience as executive officer and chief financial officer for more than 30 years at Pearce Industries Inc.
•	Finance experience with more than 40 years’ experience as certified public accountant.
•	Outside board experience as director of FirstCity Financial Corporation and WCA Waste Corporation.

Diana F. Cantor is a Partner with Alternative Investment Management, LLC, an independent, privately held investment management firm, and she is the Chairman of the Virginia Retirement System, where she additionally is a member of the Audit and Compliance Committee and is responsible for the agency’s annual audit and budget. From 2008 to 2009, she was a Managing Director of New York Private Bank & Trust, the wealth management division of Emigrant Bank, where she managed wealth management professionals providing a full range of financial, trust, estate, tax planning, and investment management services. From 1996 to 2007, she served as the Founder and Executive Director of the Virginia College Savings Plan, an independent agency of the Commonwealth of Virginia. She was Vice President of Richmond Resources, Ltd., a real estate development, construction and management company from 1990 to 1996, and she held several positions, including Vice President, at Goldman, Sachs & Co. between 1985 and 1990. She previously was an associate at Kaye, Scholer, Fierman, Hays & Handler, a New York law firm, from 1983 to 1985. Ms. Cantor is also a member of the Board of Directors of Domino’s Pizza Inc., where she serves as the Chairperson of the Audit Committee and as a member Nominating and Governance Committees and of Media General, Inc., where she serves as a Chairperson of the Audit Committee.

Director Qualifications:

•	Extensive leadership and financial skills in the financial services industry and consumer product and marketing experience at the Virginia College Savings Plan and Goldman Sachs & Co.
•	Significant public company directorship and committee experience with the Virginia Retirement System, Domino’s Pizza Inc., and Media General Inc.

Charles W. Duncan has spent his entire career in investment banking or private equity investing and has served as President of Duncan Equities, Inc. since 1990 and Duncan Partnerships, Inc. since 1998. Duncan Equities, Inc. is active in structuring financings for, directly investing in, and providing strategic advice to, small to medium sized private companies, primarily located in Texas. Duncan Partnerships, Inc. oversees a portfolio of public, private, and real estate investments. Mr. Duncan serves on the boards of directors, and is involved in the operations, of several private companies. In addition, he serves on the boards of directors of several non-profit institutions and foundations including the board of directors of Communities in Schools, Houston, and The Methodist Hospital Research Institute.

Director Qualifications:

•	Private equity management experience as officer of Duncan Equities, Inc.
•	Expertise in structuring and overseeing compensation programs for executives and cost control programs.
•	Experience as a director of major medical, research, and charitable institutions.

Scott B. McClelland is President of H.E. Butt (“H-E-B”) Grocery Company’s Houston and Central Market Division. H-E-B is the 8th largest grocery chain in the United States with over 76,000 employees and 340 stores in Texas and Northern Mexico. Mr. McClelland joined H-E-B in 1990 as Vice President of Operations for the Austin Region. After transferring to H-E-B corporate headquarters in San Antonio in 1991, Mr. McClelland has held several leadership positions for the Company including Vice President of General Merchandise Marketing and Group Vice President, DrugStore. In 1995 he was promoted to Senior Vice President of Marketing followed by a promotion to Chief Merchandising Officer in 2000. His responsibilities were expanded to include Central Market in late 2001. Prior to joining H-E-B, he worked for Pepsico’s Frito Lay Division for 10 years. Mr. McClelland serves on the Boards of Directors for the Greater Houston Partnership, Memorial Hermann Hospital System, and the Houston Food Bank.

Director Qualifications:

•	Leadership experience as an executive officer of H-E-B Grocery Company for more than 20 years.
•	Knowledge of marketing and consumer behavior.
•	Affiliation with leading business association (Greater Houston Partnership).
•	Outside board experience as director of Memorial Hermann Hospital System.

Ben T. Morris was appointed to our Board of Directors on February 1, 2000, as part of the Sanders Transaction and served as our Chief Executive Officer from May 2002 to May 27, 2009. He co-founded Sanders Morris Mundy Inc. in 1987 and served as its President and Chief Executive Officer and as a director at the time of the Sanders Transaction. From February 1, 2000 to May 27, 2009, Mr. Morris also served as President, Chief Executive Officer, and a director of SMH. Mr. Morris served as the Chief Operating Officer of Tatham Corporation from 1980 to 1984. From 1973 to 1980, he served in a number of executive positions with Mid-American Oil and Gas, Inc. and predecessor companies, and was its President from 1979 to 1980. Mr. Morris is a certified public accountant.

Director Qualifications:

•	Leadership experience as executive officer of the Company from 1987 to 2009.
•	Industry and finance experience as former CEO of the Company from 2002 to 2009 and of SMH from 2000 to 2009.
•	Outside board experience as a director of a number of public companies.

Albert W. Niemi, Jr., Ph.D. is the Dean of the Edwin L. Cox School of Business at Southern Methodist University, where he also holds the Tolleson Chair in Business Leadership. Before joining SMU, Dr. Niemi served as Dean of the Terry College of Business at the University of Georgia from 1982 to 1996. Dr. Niemi graduated cum laude from Stonehill College with an A.B. in economics and earned an M.A. and Ph.D. in economics from the University of Connecticut. Dr. Niemi has served as a member of the Business Accreditation Committee of the American Assembly of Collegiate Schools and has chaired or served as a member on the accreditation review teams to more than 20 universities. Dr. Niemi recently completed terms on the Boards of Governors of the American Association of University Administrators and Beta Gamma Sigma. He also serves on the board of directors of the Southwest Graduate School of Business and on the advisory board of Bank of Texas, N.A.

Director Qualifications:

•	Leadership and education experience as Dean of the Edwin L. Cox School of Business at Southern Methodist University and formerly Dean of the Terry College of Business at the University of Georgia from 1982 to 1996.
•	Outside board experience as director of a number of public companies and as chairman of an audit committee.
•	Leadership and teaching positions as major universities.

Don A. Sanders was appointed to our Board of Directors on February 1, 2000, as part of the Sanders Transaction. At the time of the Sanders Transaction, he served as Chairman of the Executive Committee and as a director of Sanders Morris Mundy Inc., which he co-founded in 1987. Mr. Sanders also serves as the investment manager of the Sanders Opportunity Funds, private investment funds sponsored by SMH. He also serves on the management committee and is an owner of the Round Rock Baseball Company, L.P. and serves on the boards of several Houston-based community organizations. Since the Sanders Transaction, he has served as our Vice Chairman and as one of our directors and as a director of SMH. From 1987 to 1996, Mr. Sanders was President of Sanders Morris Mundy Inc. Before joining Sanders Morris Mundy Inc., he was employed by E.F. Hutton & Co., Inc. where he served from 1959 in various capacities, including as an Executive Vice President from 1982 to 1987 and as a member of its board of directors from 1983 to 1987.

Director Qualifications:

•	Leadership experience as an executive officer of the Company since 2000 and of SMH since 1987.
•	Industry experience with more than 40 years’ experience in the financial services industry.
•	Founder of SMH.

Non-Director Executive Officers

Edward P. Moore was elected Executive Vice President – Wealth Management in April 2011. Mr. Moore joined Edelman Financial Services, Inc. in 1990 and prior to his election was President of Edelman Financial Services, LLC (“EFS”) and a manager of The Edelman Financial Center, LLC. Mr. Moore holds the professional designation of a CFP® or Certified Financial Planner™.

Rick Berry has served as our Chief Financial Officer since February 2001 and as our Principal Financial Officer since June 2000. He also serves as Chief Financial Officer of SMH and SMCA. From March 1999 to April 2000, Mr. Berry served as Executive Vice President, Chief Financial Officer, Corporate Secretary and a director of Petrocon Engineering, Inc. From April 1998 to March 1999, Mr. Berry was Executive Vice President and Chief Financial Officer of OEI International, Inc. Mr. Berry was Secretary of TEI, Inc. from January 1997 to April 1998, and the Executive Vice President, Chief Financial Officer, and Treasurer of TEI from December 1991 to April 1998. Mr. Berry is a certified public accountant.

Bruce R. McMaken was elected Executive Vice President-Corporate in March 2008. Mr. McMaken joined SMH in 1992 and prior to his election was a Senior Vice President. He serves as a manager for the SMH Private Equity Group Funds I and II and for The M.D. Anderson Proton Therapy Center, a for-profit venture between The University of Texas M.D. Anderson Cancer Center, the Company, and a third partner that developed and operates a cancer treatment facility in Houston. .

John T. Unger has served as our Senior Vice President and General Counsel since July 2005. Mr. Unger was a partner in the law firm of Thompson & Knight LLP from May 2000 until June 2005 and currently serves as Of Counsel to such firm. Previously, he was a shareholder in the law firm of Snell & Smith, P.C. from its founding in 1993 to May 2000, and was a partner in the law firm of Butler & Binion LLP from 1988 to 1993. He has more than 30 years’ experience in the areas of corporate and securities law.

Joseph Bottazzi was elected Chief Communications Officer in January 2012. Mr. Bottazzi joined EFS in August 2011 and prior to his election he was Executive Vice President, Business Development of EFS. Prior to joining EFS, Mr. Bottazzi was a senior executive with Hewlett-Packard Company, most recently as Senior Vice President and General Manager of HP’s Americas Technology Services. Previously, Mr. Bottazzi served as vice president of the HP Services U.S. Pursuit Organization. He also served as director and general manager for HP Services in the northeast United States and held a range of other sales and marketing management positions within Hewlett-Packard. Mr. Bottazzi received a Bachelor of Science degree in marketing from Rowan University in 1980 and a Master of Business Administration-Finance from Fordham University in 1990. Mr. Bottazzi is the Secretary of the Rowan University Foundation Board and has been a member since 2009.

CORPORATE GOVERNANCE

Our Board of Directors is responsible for supervision of the overall affairs of the Company. To assist it in carrying out its duties, the Board has delegated certain authority to several committees. The Board will consist of nine directors. In the interim between Annual Meetings, the Board has the authority under the by-laws to increase or decrease the size of the Board and to fill vacancies. The Board held seven meetings during 2011.

The Nominating and Corporate Governance Committee is responsible for selecting qualified individuals for election as directors to ensure the Board has the right mix of skills, expertise, and background. The Board believes that the following attributes are key to ensuring the continued vitality of the Board and excellence in the execution of its duties: experience as a leader of a business, firm, or institution; mature and practical judgment; the ability to comprehend and analyze complex matters; effective interpersonal and communication skills; and strong character and integrity. Each of the Company’s directors has these attributes. In identifying potential director candidates, the Committee and the Board also take into consideration that the Board should reflect a diversity of experiences, backgrounds, and individuals.

The Board of Directors is composed of a diverse group of leaders in their respective fields. Many of the current directors have leadership experience at public companies, as well as experience on other companies’ boards, which provides an understanding of different business processes, challenges, and strategies. Other directors have experience as directors, administrators, or leaders of significant academic, research, and philanthropic institutions, which brings unique perspectives to the Board.

As noted below, the Nominating and Corporate Governance Committee is responsible for the continuing review of the governance structure of the Board, and for recommending to the Board those structures and practices best suited to the Company and its shareholders. Since May 2010, Mr. Ball has served as Chairman of the Board and Chief Executive Officer. In May 2011, Mr. Edelman was elected Co-Chief Executive Officer along with Mr. Ball.

The Board of Directors recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. The leadership structure at the Company has varied over time and has included combined roles and separation of roles. As a result, no policy exists requiring combination or separation of leadership roles and the Company’s governing documents do not mandate a particular structure. This has allowed the Board the flexibility to establish the most appropriate structure for the Company at any given time.

RISK OVERSIGHT

The Board of Directors is responsible for overseeing the overall risk management process at the Company. Risk management is considered a strategic activity within the Company and responsibility for managing risk rests with executive management while the Committees of the Board and the Board as a whole participate in the oversight of the process. Specifically, the Board has responsibility for overseeing the strategic planning process and reviewing and monitoring management’s execution of the corporate and business plan and each Board Committee is responsible for oversight of specific risk areas relevant to the Committee charters. The Audit Committee is responsible for monitoring and evaluating risks related to the Company’s activities and the effectiveness and adequacy the Company’s risk management measures including insurance coverage.

Senior management is responsible for assessing and managing the Company’s various exposures to risk on a day-to-day basis, including the creation of appropriate risk management programs and policies. The Board is responsible for overseeing management in the execution of its responsibilities and for assessing the Company’s approach to risk management. The Board exercises these responsibilities periodically as part of its meetings and also through the Audit Committee, which examines various components of enterprise risk as part of its responsibilities.

A strategic plan and critical issues and opportunities are presented to the Board each year by senior management. Throughout the year, management reviews any critical issues and actual results as compared to plan with the Board and relevant Committees. Members of executive management are also available to discuss the Company’s strategy, plans, results, and issues with the Committees and the Board, and regularly attend such meetings to provide periodic briefings and access. In addition, as noted in the Audit Committee Report on page 24, the Audit Committee regularly meets in executive sessions with members of management including separate sessions with the independent registered public accounting firm and general counsel, as appropriate.

The Board’s role in risk oversight of the Company is consistent with the Company’s leadership structure, with the Chief Executive Officers and other members of senior management having responsibility for assessing and managing the Company’s risk exposure, and the Board and its Committees providing oversight in connection with those efforts.

BOARD COMMITTEES, MEETING ATTENDANCE, DIRECTOR INDEPENDENCE, AND COMMUNICATING WITH OUR BOARD

Our Board of Directors has four standing committees: Executive, Audit, Nominating, and Corporate Governance and Compensation. The committees report their actions to the full Board of Directors at its next regular meeting following a committee meeting. Our full Board met seven times in 2011 and the following table shows the current membership of the four standing committees and the number of meetings each committee held in 2011.

Committee Membership and Meetings Held
Name	Executive	Audit	Nominating & Corporate Governance	Compensation
Mr. Ball	*
Mr. Bean(1)		Chair
Ms. Cantor(1)			*
Mr. Duncan(1)		*		Chair
Mr. Edelman	*
Mr. McClelland(1)				*
Mr. Morris
Dr. Niemi(1)		*	Chair
Mr. Sanders	Chair
No. of Meetings in 2011(2)	0	4	3	4

(1)	Determined to be “independent” under the Nasdaq listing standards.
(2)	Each incumbent director attended at least 75% of the aggregate of all meetings of our Board of Directors and committees of our Board to which he belonged during 2011.

Executive Committee

•	Has full power of our Board between meetings of our Board, with specified limitations relating to major corporate matters.

Audit Committee

•	Reviews the financial reports and other financial information provided by the Company to any governmental body or the public.

•	Reviews the audit efforts of our independent auditors.

•	Reviews our system of internal controls regarding finance, accounting, legal compliance, and ethics that management and our Board have established; and our auditing, accounting, and financial reporting processes generally.

•	Provides an open avenue of communication among the independent auditors, financial, and senior management, and our Board.

•	Has the sole authority and responsibility to appoint, select, evaluate, and, where appropriate, replace our independent registered public accountants.

•	Monitors and evaluates risks related to the Company’s activities and the effectiveness and adequacy the Company’s risk management measures including insurance coverage.

Our Board has determined that each member of the Audit Committee is “independent,” as defined in Rules 4200(a)(15) and 4350(d)(2)(A) of the Nasdaq listing standards and SEC regulations. Our Board has also determined that Mr. Bean, Chair of the Audit Committee, is qualified as an audit committee financial expert under the SEC regulations. The committee operates under a written charter adopted by our Board of Directors which is available on our website, www.edelmanfinancial.com, and was filed as Appendix A to our 2004 Annual Meeting Proxy Statement.

Nominating and Corporate Governance Committee

•	Makes recommendations to our Board of Directors regarding nominees for election as directors, the structure, size, and composition of our Board, compensation of Board members, and organization and responsibility of board committees.

•	Reviews general responsibilities and functions of our Board of Directors, the balance of expertise among Board members, and the Company’s overall organizational health, particularly plans for management succession and development.

Our Board has determined that each member of the Nominating and Corporate Governance Committee is “independent,” as defined in the Nasdaq listing standards.

Compensation Committee

•	Reviews and recommends the compensation for executive officers and key employees.

•	Recommends the granting of stock options and other incentive awards, including the number of shares subject to, and the exercise price of, each stock option and the terms and conditions of other incentive awards granted under our incentive plans.

Our Board has determined that each member of the Compensation Committee is “independent,” as defined in the Nasdaq listing standards.

Special Committee

On October 3, 2011, our Board appointed a Special Committee, comprised of the five independent directors, to review and respond to a written non-binding indication of interest from Lee Equity Partners, LLC (“LEP”) proposing a transaction pursuant to which an affiliate of LEP would acquire all of the outstanding common shares in the Company.

Annual Meeting Attendance by Members of the Board

We do not currently have a formal policy regarding attendance by our directors at our Annual Meeting of Shareholders. However, we have historically encouraged our directors to attend and previous meetings have been well attended. Last year, nine of our directors attended our Annual Meeting of Shareholders.

Director Nomination Process

As indicated above, nomination of directors is handled by our Nominating and Corporate Governance Committee pursuant to its charter. The committee’s charter is available on our website at www.edelmanfinancial.com.

Additionally, any shareholder who wishes to nominate a prospective Board member should deliver written notice containing the information required by our bylaws to Susan Bailey, Corporate Secretary, 600 Travis, Suite 5800, Houston, Texas 77002. To be timely filed, we must receive the notice not less than 60 days nor more than 180 days prior to the first anniversary of our preceding year’s annual meeting. To date, no shareholder has submitted a Board nominee.

In evaluating potential director nominees, the committee considers the following factors:

•	the appropriate size of our Board of Directors;

•	our needs with respect to the particular talents and experience of our directors;

•	the knowledge, skills, and experience of nominees, including experience in technology, business, finance, administration, or public service, in light of prevailing business conditions and the knowledge, skills, and experience already possessed by other members of our Board;

•	familiarity with the financial services industry;

•	experience with accounting rules and practices; and

•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

The Committee’s goal is to assemble a Board of Directors with a variety of perspectives and skills derived from high quality business and professional experience.

Other than the foregoing there are no stated minimum criteria for director nominees, although the committee may also consider such other factors as it may deem are in the best interests of the Company and our shareholders. However, the committee will insure that at least one member of the Audit Committee satisfies the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of the Board are “independent directors” under Nasdaq Marketplace Rule 4200. The committee also believes it appropriate for certain key members of our management to participate as members of our Board.

The Committee identifies nominees by first evaluating the current members of our Board of Directors willing to continue in service. Current members of our Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of our Board with that of obtaining a new perspective. If any member of our Board does not wish to continue in service or if the committee decides not to re-nominate a member for re-election, the committee identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the committee and our Board are polled for suggestions as to individuals meeting the criteria of the committee. Research may also be performed to identify qualified individuals. We have also engaged third parties to identify or evaluate or assist in identifying potential nominees.

Each of the nominees for director is currently a member of our Board of Directors.

Code of Ethics

We have adopted a Business Ethics Policy that applies to all of our employees, as well as each member of our Board of Directors. Our Business Ethics Policy is available on our website at www.edelmanfinancial.com. We intend to post amendments to or waivers from our Business Ethics Policy (to the extent applicable to our chief executive officers, principal financial officer or principal accounting officer) on our website.

Communicating with Our Board of Directors

Historically, we have not adopted a formal process for shareholder communications with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of shareholders are heard by our Board or individual directors, as applicable, and that appropriate responses are provided to shareholders in a timely manner. We believe our responsiveness to shareholder communications to our Board has been excellent. Shareholders who wish to communicate directly with the Board, or specified individual directors, may do so by writing to the Board or individual directors in care of the Office of Corporate Secretary, The Edelman Financial Group Inc., 600 Travis, Suite 5800, Houston, Texas 77002. At the direction of the Board, all mail received will be opened and screened for security purposes. The mail will then be logged in. All mail, other than trivial or obscene items, will be forwarded. Trivial items will be delivered to the directors at the next scheduled Board meeting. Mail addressed to a particular director will be forwarded or delivered to that director. Mail addressed to “Outside Directors” or “Non-Management Directors” will be forwarded or delivered to the Chairman of the Nominating and Corporate Governance Committee. Mail addressed to the “Board of Directors” will be forwarded or delivered to the Chairman of the Board. Concerns relating to accounting, internal controls, or auditing matters are handled in accordance with procedures established by the Audit Committee with respect to such matters.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The objective of our compensation program is to create long-term value for our shareholders. To achieve this objective, the Compensation Committee has implemented a compensation program for our named executive officers to reward them for sustained financial and operating performance, to align their interests with those of our shareholders, and to encourage them to remain with TEFG.

The Compensation Committee establishes our compensation philosophy on behalf of the Board of Directors, determines the compensation of our Chief Executive Officers, and approves the compensation of our executive officers. The three components of executive officer compensation are base salary, bonuses, and long-term incentive compensation.

In 2010, the Compensation Committee retained AG Ferguson & Associates, Inc. to review competitive total direct pay practices for our named executive officers compared to a peer group of public companies that included Artio Global Investors, Calamos Asset Management, Inc., Cohen & Steers, Inc., Diamond Hill Investment Group, Epoch Holding Corp., Pzena Investment Management, U.S. Global Investors, Inc., Value Line, Inc., Virtus Investment Partners, Inc., and Westwood Holdings Group, Inc.

As of December 31, 2011, none of our named executive officers other than Mr. Edelman had written employment agreements.

•	Base Salary

The base salary for senior executives (including the Co-Chief Executive Officers) is intended to be competitive with that paid in comparably situated companies in the financial services industry, with a reasonable degree of financial security and flexibility afforded to those individuals who are regarded by the Board of Directors as acceptably discharging the levels and types of responsibility implicit in the various senior executive positions. In the course of considering annual executive salary increases, appropriate consideration is given to the credentials and experience of the individual senior executives, as viewed in the Compensation Committee’s collective best judgment, which necessarily involves subjective as well as objective elements. The Committee has not adopted any policies that include benchmarking of total compensation or any material element of compensation for any of the named executive officers. Should the Committee be persuaded that an executive has not met expectations for a protracted period; a recommendation to the Board of Directors that the executive be terminated would be a more likely eventuality than a reduction in his base compensation. Mr. Edelman is party to an Employment Agreement with The Edelman Financial Center, LLC, which extends through May 10, 2013, and renews annually thereafter unless terminated by either party at least 60 days prior to the extension date, which sets his compensation payable by The Edelman Financial Center, LLC at $600,000 per year. Beginning in 2010, Mr. Edelman’s salary has been set at $750,000 of which $450,000 is allocated to The Edelman Financial Center, LLC and $300,000 to the Company.

•	Bonuses

Bonuses for executive officers are determined in the first quarter of each year based on the prior year’s performance. In 2011 the Compensation Committee adopted two discretionary bonus plans that provided for a potential bonus pool for the named executive officers based on four weighted performance standards: (1) adjusted cash flow from operations compared to 2010 — weighted 30%; (2) client investment results — weighted 20%; (3) net new client money — weighted 20%; and (4) expenses adjusted for non-recurring and extraordinary items as a percentage of revenue compared to 2010 — weighted 10% and a 20% discretionary award. The 2011 Senior Executive Incentive Plan provided for potential cash awards ranging from 25% to 60% of an employee’s salary and the 2011 Executive and Key Manager Restricted Stock Unit Sub-Plan provided for potential restricted stock awards ranging from 75% to 175% of an employee’s salary based on the performance standards.

Payment of any incentive awards is contingent on the Company attaining a minimum threshold of 75% of the performance standards. In addition, the aggregate awards under the 2011 Senior Executive Incentive Plan bonus pool is subject to adjustment depending on the ratio of the Company’s net income from continuing operations before income taxes to average total equity (i.e., net income from continuing operations before income taxes divided by average total equity, the return on equity or “ROE”). If ROE is less than 5.0%, the grant of awards is in the discretion of the Plan Committee. If ROE is equal to or greater than 5.0% but less than 12.5%, awards will be paid at a percentage ranging from 50% of an individual’s targeted award at a ROE of 5.0% to 100% of an individual’s targeted award at a ROE of 12.5%. Only if ROE equals or exceeds 12.5% may an award be paid at levels above 100% of the targeted award opportunities.

The table below summarizes the relationship between performance goal attainment and the relative payout of the targeted incentive award for the named executive officers for 2011:

Performance Goal Attainment	Payout
	2011 Senior Executive Incentive Plan	2011 Executive and Key Manager Restricted Stock Unit Sub-Plan
Less than 75%	0% of targeted award	0% of targeted award
75% - 100%	20% - 100% of targeted award	75% - 100% of targeted award
100% - 125%	100% - 200% of targeted award	100% of targeted award
More than 120%	200% of targeted award	100% of targeted award

The 2011 Executive and Key Manager Restricted Stock Unit Sub-Plan bonus pool totaled 393,653 shares.

The Compensation Committee may also decide to award a bonus to one or more of the executive officers of the Company based on special circumstances or accomplishments of an executive office or the Company. In February 2010, the Compensation Committee approved a bonus pool in the aggregate amount of $1,162,500 for certain officers to be paid in four equal installments during 2010 subject to continued employment on the date of payment.

In February 2009, the Compensation Committee approved a supplemental executive bonus plan to reward the executive officers of the Company who personally contributed to the successful acquisition, growth (including the establishment of The Endowment Fund), and disposition of Endowment Advisers and Salient Partners between 2003 and 2008 and to incentivize such executive officers to ensure that the Company realizes the full purchase price. The supplemental executive bonus plan awards an aggregate amount equal to 7.5% of the actual consideration received by the Company in connection with the disposition of its interest in Endowment Advisers and Salient Partners in individual awards to Messrs. Ball, Morris, Sanders, Berry, and McMaken, and Robert E. Garrison II. Aggregate payments of $989,625 were distributed under this plan in 2011.

•	Long-Term Incentive Compensation

In March 2011, pursuant to the terms of the 2010 Executive and Key Manager Restricted Stock Unit Sub-Plan, the Compensation Committee granted restricted stock awards of 139,685 shares to Mr. Edelman, 66,046 shares to Mr. Ball, and 30,372 shares to Mr. Berry and Mr. McMaken. In March 2012, pursuant to the terms of the 2011 Executive and Key Manager Restricted Stock Unit Sub-Plan, the Compensation Committee granted restricted stock awards of 121,645 shares to Mr. Edelman, 68,975 shares to Mr. Ball, 32,468 shares to Mr. Berry, and 34,776 shares to Mr. McMaken.

Chief Executive Officer Compensation

Mr. Ball was elected Chief Executive Officer on May 27, 2009. For 2010 and 2011, the Compensation Committee established Mr. Ball’s base salary at an annual rate of $425,000, a level which it believes is appropriate based on comparisons with financial services firms of similar size to the Company following the aforementioned review. Pursuant to the terms of the 2010 Executive Incentive Plan, in March 2011, Mr. Ball was awarded a bonus of $234,000 and pursuant to the terms of the 2010 Executive and Key Manager Restricted Stock Unit Sub-Plan, in March 2011, Mr. Ball was granted a restricted stock unit award of 66,046 shares. Pursuant to the terms of the 2011 Executive Incentive Plan, in March 2012, Mr. Ball was awarded a bonus of $234,000, of which $117,000 has been paid and the balance of which is subject to Mr. Ball’s continued employment on the date of payment, and pursuant to the terms of the 2011 Executive and Key Manager Restricted Stock Unit Sub-Plan, in March 2012, Mr. Ball was granted a restricted stock unit award of 68,975 shares. In 2010 and 2011, Mr. Ball received payments of $322,124 and $326,407 under the 2009 supplemental executive bonus plan described above.

Mr. Edelman was elected Co-Chief Executive Officer on May 26, 2011. For 2011, the Compensation Committee established Mr. Edelman’s base salary at an annual rate of $750,000, a level which it believes is appropriate based on comparisons with financial services firms of similar size to the Company following the aforementioned review. Pursuant to the terms of the 2011 Executive Incentive Plan in March 2012, Mr. Edelman was awarded a bonus of $660,000, of which $330,000 has been paid and the balance of which is subject to Mr. Edelman’s continued employment on the date of payment, and pursuant to the terms of the 2011 Executive and Key Manager Restricted Stock Unit Sub-Plan, in March 2012, Mr. Edelman was granted a restricted stock unit award of 121,645 shares.

Risk Assessment of Compensation Policies and Practices

The Compensation Committee has assessed the Company’s compensation programs and has concluded that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. Management assessed the Company’s executive and broad-based compensation and benefits programs to determine if the programs’ provisions and operations create undesired or unintentional risk of a material nature. The compensation policies and practices are centrally designed and administered, and are substantially identical at each business unit. Individual registered representatives are paid primarily on a percentage of fees or commissions generated by their client accounts. Senior officers and managers are generally paid a salary and participate in an annual incentive compensation plan, which provides for payments in both cash and restricted stock units. Certain internal groups have different or supplemental compensation programs tailored to their specific operations and goals.

Based on the foregoing, the Compensation Committee believes that the Company’s compensation policies and practices do not create inappropriate or unintended significant risk to the Company as a whole. The Committee also believes that the Company’s incentive compensation arrangements provide incentives that do not encourage risk-taking beyond the Company’s ability to effectively identify and manage significant risks; are compatible with effective internal controls and the risk management practices of the Company; and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.

Summary

The Compensation Committee believes our executive compensation policies and programs effectively serve the interests of the Company and our shareholders. The various compensation vehicles offered are appropriately balanced to provide increased motivation for executives to contribute to our overall future success, thereby enhancing the Company’s value for our shareholders’ benefit.

The Compensation Committee will continue to monitor the effectiveness of our total compensation programs to meet the Company’s current needs.

Report of the Compensation Committee

The Compensation Committee establishes and oversees the design and functioning of our executive compensation program. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management of The Edelman Financial Group Inc. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K/A of the Company.

Charles L. Duncan, III
Scott B. McClelland

Compensation Committee Interlocks and Insider Participation

Mr. Duncan and Mr. McClelland served on the Compensation Committee in 2011. No director or executive officer of the Company serves on the compensation committee or the board of directors of any company for which Mr. Duncan or Mr. McClelland serve as executive officers or directors.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Award(s) ($)(1)	Option Awards ($)	All Other Compensation ($)(2)		Total ($)
George L. Ball,	2011	$425,000	$560,407	(3)	$132,829	$—	$—		$1,118,235
Chairman and Co-Chief	2010	425,000	627,124	(3)	51,800	25,050	9,600	(4)	1,129,934
Executive Officer	2009	225,000	345,435		—	—	—		570,435

Ric Edelman,	2011	750,000	660,000		278,906	—	149,360	(6)(7)	1,838,266
President and Co-Chief	2010	750,000	400,000		103,600	—	—	(7)	1,253,600
Executive Officer(5)	2009	600,000	—		—	—	—	(7)	600,000

Ben T. Morris,	2009	150,000	293,907	(3)	—	—	—		443,096
Chief Executive Officer(8)
and Vice Chairman

Rick Berry,	2011	250,000	153,456	(3)	115,135		—		518,598
Chief Financial Officer	2010	250,000	248,807	(3)	51,800	—	—		550,607
	2009	220,000	89,838		—	—	—		309,838

Don A. Sanders,	2011	400,000	854,183	(9)	115,254	—	—		1,369,437
Vice Chairman	2010	400,000	1,559,272	(9)	—	30,060	—		1,959,313
	2009	414,583	251,227		—	—	—		665,810

Bruce R. McMaken,	2011	250,000	153,456	(3)	112,659		5,338	(10)	521,462
Executive Vice President	2010	250,000	204,870	(3)	51,800	15,030	2,571	(10)	524,271
	2009	220,000	67,339		—	—	27,533	(10)	314,872

Edward P. Moore,(11)	2011	300,000	—		48,012	—	683,921	(12)	1,031,932
Executive Vice President
Wealth Management

(1)	This column represents the dollar amount recognized for financial reporting purposes each year. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For restricted stock awards, fair value is calculated using the closing price of TEFG stock on the date of grant. For additional information refer to note 11 of the TEFG financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value that may be recognized by the named executive officer.
(2)	This column excludes any perquisites and other personal benefits, securities, or properties, in the aggregate, of less than $10,000 per person.
(3)	Includes payments under the 2009 Management Incentive Program and 2009 Supplemental Bonus Plan. See “Compensation Discussion and Analysis-Bonuses.”
(4)	Represents a fee paid by a sports marketing client.
(5)	Mr. Edelman was elected President on January 29, 2009 and Co-Chief Executive Officer on May 26, 2011.
(6)	Includes amounts paid in connection with production of television program.
(7)	Edelman Financial Center, Inc. (“EFC Inc.”), which is wholly-owned by Mr. Edelman, owns a 22% member interest in The Edelman Financial Center, LLC. EFC Inc.’s share of income from The Edelman Financial Center, LLC for 2009, 2010, and 2011 was $1,840,891, $3,758,049, and $4,888,243, respectively. EFC Inc. received a member distribution of $1,000,000 in 2009, no distribution in 2010, and $4,805,628 in 2011.
(8)	Mr. Morris served as Chief Executive Officer until May 27, 2009.
(9)	Effective as of January 1, 2010, Mr. Sanders’ compensation was changed from being based primarily on a salary and participation in Company bonus and incentive compensation plans to a percentage of the net income he generates for the Company. Under the new compensation structure, Mr. Sanders was paid bonuses of $1,000,000 in 2010 and $616,795 in 2011. Also includes payments under the 2009 Management Incentive Program and 2009 Supplemental Bonus Plan. See “Compensation Discussion and Analysis-Bonuses.”
(10)	Includes Mr. McMaken’ s allocable share of profits earned from the sale of shares realized upon the exercise of stock purchase warrants received as underwriting compensation and held as an investment by our broker-dealer affiliate for 2009 and fees related to his activities as a manager of entities related to The M.D. Anderson Proton Therapy Center for 2009, 2010, and 2011.
(11)	Mr. Moore was elected Executive Vice President Wealth Management on April 4, 2011.
(12)	Includes Mr. Moore’s compensation as a financial adviser.

Grants of Plan-Based Awards in 2011

Name of	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or	All Other Option Awards; Number of Securities Underlying	Exercise or Base Price of Option	Full Grant Date Fair
Executive	Date	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)(1)	Options (#)	Awards ($)	Value ($)(2)
Mr. Ball	3/7/11	-	-	-	-	66,046	-	$ 6.98	$ 461,001
Mr. Edelman	3/7/11	-	-	-	-	139,685	-	6.98	975,001
Mr. Berry	3/7/11	-	-	-	-	30,372	-	6.98	211,997
Mr. McMaken	3/7/11	-	-	-	-	30,372	-	6.98	211,997
Mr. Sanders	3/7/11	-	-	-	-	66,046	-	6.98	461,001

(1)	Reflects a restricted stock award that vests 25% on the first anniversary of the grant date, 50% on the second anniversary of the grant date, 75% on the third anniversary of the grant date, and 100% of the fourth anniversary of the date of grant. Recipients of restricted stock awards receive dividends on such shares prior to vesting.
(2)	This column represents the dollar amount recognized for financial reporting purposes for 2011 in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For restricted stock awards, fair value is calculated using the closing price of TEFG stock on the date of grant. For additional information refer to note 11 of the TEFG financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the name executive officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards									Stock Awards
Name of Executive	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mr. Ball	03/7/11	—	—	—	—	—	49,534		$ 325,438	—	$—
	02/26/10	—	—	—	—	—	5,000	(1)	32,850	—	—
Mr. Edelman	03/7/11	—	—	—	—	—	104,763		688,293	—	—
	02/26/10	—	—	—	—	—	10,000	(1)	108,750	—	—
Mr. Berry	03/7/11	—	—	—	—	—	22,779		149,658	—	—
	02/26/10	—	—	—	—	—	5,000	(1)	32,850	—	—
Mr. McMaken	03/7/11	—	—	—	—	—	22,779	(4)	149,658	—	—
	02/26/10	—	—	—	—	—	5,000	(1)	32,850	—	—
Mr. Sanders	03/7/11	—	—	—	—	—	49,534		325,438	—	—
Mr. Moore	03/7/11	—	—	—	—	—	11,605		76,245	—	—

(1)	Restricted stock unit awards vest 25% on the first anniversary of the grant date, 50% on the second anniversary of the grant date, 75% on the third anniversary of the date of grant, and 100% on the fourth anniversary of the grant date.
(2)	Restricted stock awards vest 25% on the grant date, 50% on the first of the grant date, 75% on the second of the date of grant, and 100% on the third anniversary of the grant date.
(3)	Based on closing price of TEFG common stock on December 31, 2011.

Option Exercises and Stock Vested in 2011

	Option Awards		Stock Awards
Name of Executive	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Mr. Ball	—	$—	19,012	$132,829
Mr. Edelman	—	—	39,922	278,906
Mr. Berry	—	—	16,438	115,135
Mr. Sanders	—	—	16,512	115,254
Mr. McMaken	—	—	16,243	112,659
Mr. Moore	—	—	6,387	48,012

(1)	Reflects the difference between the closing price of TEFG stock on the date of exercise and the exercise or base price of the options, multiplied by the number of shares acquired on exercise.
(2)	Reflects the number of shares acquired on vesting multiplied by the closing price of TEFG stock on the vesting date.

Pension Benefits, and Nonqualified Deferred Compensation

The Company does not maintain or participate in any plan that provides retirement or pension payments or benefits to the named executive officers or any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments on Termination or Change-in-Control

As described in Compensation Discussion and Analysis, none of the named executive officers other than Mr. Edelman have an individual employment, severance, or change in control agreement with the Company. The TEFG Long-Term Incentive Plan provides that all outstanding unvested stock options, restricted stock awards, and stock appreciation rights (SARs) will become fully vested and immediately and fully exercisable in the event of a change of control of the Company. For these purposes, a “change of control” includes (a) an acquisition by a person of 30% or more of the total voting power of all of the Company’s outstanding securities, (b) a change in a majority of the members of the Board of Directors, (c) the Company is a party to a merger, plan of reorganization, consolidation, or share exchange in which it is not the surviving entity, or (d) the shareholders of the Company approve a merger, plan of reorganization, consolidation, or share exchange and following such transaction shareholders of the Company immediately prior thereto represent 50% or less of the combined voting power of the surviving entity.

The information below describes and quantifies certain compensation that would become payable under existing plans and arrangements if the named executive’s employment had terminated or a change in control had occurred at December 31, 2011, given the named executive’s compensation and service levels as of such date and, if applicable, based on the Company’s closing stock price on that date. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event and the Company’s stock price.

If one of the named executive officers were to die or become disabled, any unexercisable options granted a year or more before the date of that event may, depending on the terms of the particular award, become exercisable and remain exercisable until the earlier of one year from the date of death or the expiration date of the grant. Remaining restrictions on restricted stock awards that were awarded at least a year prior to the event may lapse immediately in some cases, depending on the terms of the particular award. For these purposes, “disability” generally means total disability, resulting in the named executive officer being unable to perform his job.

None of the named executive officers holds any unexercisable options. Mr. Ball, Mr. Edelman, Mr. Berry and Mr. McMaken hold unvested restricted stock awards and restricted stock units that would become fully vested upon a change in control. At December 31, 2011, Mr. Ball, Mr. Edelman, Mr. Berry, Mr. Sanders, Mr. McMaken, and Mr. Moore owned, respectively 54,534, 114,763, 27,779, 49,534, 27,779, and 11,605 shares of restricted stock and restricted stock units, which would fully vest upon a change of control. Assuming a change of control occurred on December 31, 2011, the estimated value to Mr. Ball, Mr. Edelman, Mr. Sanders, Mr. Berry, Mr. McMaken, and Mr. Moore of such shares and units upon accelerated vesting would be $358,288, $753,993, $325,438, $182,508, $182,508, and $76,245, respectively.

Compensation of Non-Executive Directors

Currently, our non-executive directors receive: (a) an annual retainer of $20,000 or, at the director’s option, shares of restricted common stock equal to $20,000 divided by two-thirds of the average closing price of our stock for the 20 trading days ending on the day before the grant date, (b) an award of 3,000 shares of restricted stock, and (c) $3,000 for each meeting of our Board of Directors attended, and $1,000 for each committee meeting attended. The chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee receives an additional annual retainer of $5,000 or, at the director’s option, shares of restricted common stock equal to $5,000 divided by two-thirds of the average closing price of our stock for the 20 trading days ending on the day before the grant date. The chairman of the Audit Committee receives an additional annual retainer of $10,000 or, at the director’s option, shares of restricted common stock equal to $10,000 divided by two-thirds of the average closing price of our stock for the 20 trading days ending on the day before the grant date. On October 3, 2011, the Board appointed a Special Committee, comprised of the five independent directors, to review and respond to a written non-binding indication of interest from Lee Equity Partners, LLC (“LEP”) proposing a transaction pursuant to which an affiliate of LEP would acquire all of the outstanding common shares in the Company. The members of the Special Committee received the following compensation: (a) a retainer of $40,000 paid in four monthly installments beginning October 3, 2011, (b) $1,000 for each meeting attended, and (c) if the term of the Special Committee extends beyond January 31, 2012, an additional retainer of $10,000 per month. The chairman of the Special Committee received an additional retainer of $10,000 paid in four monthly installments beginning October 3, 2011, an additional meeting fee of $500 for each meeting attended, and if the term of the Special Committee extends beyond January 31, 2012, an additional retainer of $2,500 per month.

Name	Fee Earned or Paid in Cash ($) (1)	Stock Awards ($)(2)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Richard E. Bean	$82,500	$67,427	(4)	$—	$—	$—	$—	$149,927
Charles W. Duncan, III	73,000	60,135	(5)	—	—	—	—	133,135
Scott B. McClelland	69,000	52,851	(6)	—	—	—	—	121,851
Albert W. Niemi, Jr.	70,000	60,135	(7)	—	—	—	—	130,135
Diana F. Cantor(7)	64,000	52,851	(8)	—	—	—	—	116,851

(1)	Amounts in this column reflect amounts paid in cash in 2011.
(2)	Amounts in this column reflect 2011 retainer and meeting fees paid in shares of restricted stock at the election of the director. All amounts deferred result in the issuance of shares of restricted stock equal in value to the Nasdaq closing price of TEFG common stock on May 26, 2011. This column represents the dollar amount recognized for financial reporting purposes for 2011. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For restricted stock awards, fair value is calculated using the closing price of TEFG stock on the date of grant. For additional information refer to note 11 of the TEFG financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value that may be recognized by the name executive officer.
(3)	This column excludes any perquisites and other personal benefits, securities, or properties, in the aggregate, of less than $10,000 per person.
(4)	Includes 5,535 shares of restricted stock that vest 50% on the first anniversary of the grant date, 75% on the second anniversary of the grant date, and 100% on the third anniversary of the grant date and 3,000 shares of restricted stock that vest 100% on the first anniversary of the grant date. The fair value on the date of grant was $7.90.
(5)	Includes 4,612 shares of restricted stock that vest 50% on the first anniversary of the grant date, 75% on the second anniversary of the grant date, and 100% on the third anniversary of the grant date and 3,000 shares of restricted stock that vest 100% on the first anniversary of the grant date. The fair value on the date of grant was $7.90.

(6)	Includes 3,690 shares of restricted stock that vests 50% on the first anniversary of the grant date, 75% on the second anniversary of the grant date, and 100% on the third anniversary of the grant date, and 3,000 shares of restricted stock that vest 100% on the first anniversary of the grant date. The fair value on the date of grant was $7.90.
(7)	Ms. Cantor was elected a director on May 26, 2011.
(8)	Includes 4,612 shares of restricted stock that vest 50% on the first anniversary of the grant date, 75% on the second anniversary of the grant date, and 100% on the third anniversary of the grant date and 3,000 shares of restricted stock that vest 100% on the first anniversary of the grant date. The fair value on the date of grant was $7.90.
(9)	Includes 3,690 shares of restricted stock that vest 50% on the first anniversary of the grant date, 75% on the second anniversary of the grant date, and 100% on the third anniversary of the grant date and 3,000 shares of restricted stock that vest 100% on the first anniversary of the grant date. The fair value on the date of grant was $7.90.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table shows the number of shares of our common stock beneficially owned by each director, executive officer, and five percent shareholder known to us, and by all directors and executive officers as a group. The table shows ownership at April 17, 2012.

Directors and executive officers as a group beneficially own approximately 29.5% of our outstanding common stock. For purposes of reporting total beneficial ownership, shares of common stock which may be acquired through stock option exercises that have vested or will vest within 60 days following April 17, 2012, are included.

The information in this section is based on information required to be reported and filed with the SEC under Sections 13 and 16 of the Securities Exchange Act of 1934. The number of shares beneficially owned by each entity, person, director, or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

Name	Number of Common Shares Beneficially Owned		Percent of Class

Fredric M. Edelman(1)	3,406,337	(2)	11.5
Don A. Sanders(3)	2,221,421	(4)	7.5
Royce & Associates, LLC (5)	2,035,676	(5)	6.9
George L. Ball	1,611,267	(6)	5.4
T. Rowe Price Associates, Inc. (7)	1,562,700	(7)	5.3
Dimensional Fund Advisers, L.P.	1,562,097	(8)	5.3
Ben T. Morris	877,638	(9)	3.0
Bruce R. McMaken	169,454	(10)	*
Edward P. Moore	99,743		*
Richard E. Bean	97,728	(11)	*
Rick Berry	68,392	(12)	*
John T. Unger	54,787	(13)	*
Charles W. Duncan, III	54,230	(14)	*
Scott B. McClelland	40,448	(15)	*
Albert W. Niemi, Jr. Ph.D.	36,824	(16)	*
Joseph Bottazzi	2,165		*
All directors and executive officers as a group (12 persons)	8,740,434	(17)	29.5

*	Less than 1% of outstanding shares.
(1)	Has a principal business address of 4000 Legato Road, 9th Floor Fairfax, Virginia 22033.
(2)	Includes 3,149,287 shares owned by The Edelman Financial Center, Inc. and 5,000 restricted shares.
(3)	Has a principal business address of 600 Travis, Suite 5800, Houston, Texas 77002.
(4)	Includes 52,164 shares owned by the Tanya Jo Drury Trust of which Mr. Sanders is co-trustee, and 181,407 shares held in client brokerage accounts over which he has shared dispositive power. Mr. Sanders disclaims beneficial ownership of all shares held in client brokerage accounts over which he has shared dispositive power.

(5)	As reported in a Schedule 13G filed January 11, 2012, Royce & Associates, LLC holds voting and dispositive power over 2,035,676 shares on behalf of advisory clients. Royce & Associates, LLC’s principal business address is 745 Fifth Avenue, New York, New York 10151.
(6)	Includes 2,500 shares of restricted stock and 25,551 shares owned by Mr. Ball’s wife, 6,000 shares owned by the Bonner S. Ball Family Trust Agency, and 524,337 shares owned by Sanders Morris Harris Inc.
(7)	As reported in a Schedule 13G/A filed February 10, 2012, T. Rowe Price Associates, Inc. holds voting power over 117,900 shares and dispositive power over 1,562,700 shares on behalf of advisory clients. T. Rowe Price Associates, Inc.’s principal business address is 100 E. Pratt Street, Baltimore, Maryland 21202.
(8)	As reported in a Schedule 13G filed February 14, 2012, Dimensional Fund Advisors, LP holds voting power over 1,518,483 shares and dispositive power over 1,562,077 shares on behalf of advisory clients. Dimensional Fund Advisors, LP’s principal business address is Palisades West Building One, 6300 Bee Cave Road, Austin, Texas 78746.
(9)	Includes 1,250 shares of restricted stock.
(10)	Includes 2,500 shares of restricted stock.
(11)	Includes 10,000 shares issuable on exercise of stock options and 5,535 shares of restricted stock.
(12)	Includes 2,500 shares of restricted stock.
(13)	Includes 10,000 shares issuable on exercise of stock options and 4,387 shares of restricted stock
(14)	Includes 10,000 shares owned by the Duncan Investors Partnership. Mr. Duncan disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Includes 5,000 shares issuable on exercise of stock options and 4,612 shares of restricted stock.
(15)	Includes 5,000 shares issuable on exercise of stock options and 3,690 shares of restricted stock.
(16)	Includes 5,000 shares issuable on exercise of stock options and 4,612 shares of restricted stock.
(17)	Includes 50,000 shares issuable on exercise of stock options, 29,336 shares of restricted stock, 181,407 shares held in client brokerage accounts over which Mr. Sanders has shared dispositive power, and 524,337 shares owned by Sanders Morris Harris Inc.

Change in Control

On April 16, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Summer Holdings II, Inc., a Delaware corporation (“Parent”), and Summer Merger Sub, Inc. (“Merger Sub”), a Texas corporation, pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing as the wholly owned subsidiary of Parent, all subject to the terms and conditions set forth in the Merger Agreement (the “Merger”). Each of Parent and Merger Sub is controlled by LEP.

In connection with the Merger Agreement and in their capacities as shareholders of the Company, each of The Edelman Financial Center, Inc. (“EFC”), Mr. Edelman, Mr. Sanders, certain family trusts affiliated with Mr. Sanders, Mr. Ball, and Mr. Morris entered into a Voting Agreement dated as of April 16, 2012 (the “Voting Agreements”), with Parent pursuant to which they each agreed, among other things, subject to the terms and conditions set forth therein, to vote the shares of TEFG common stock held by them in favor of the Merger and against any proposal made in opposition to the Merger. Each of the foregoing individuals also agreed, solely in their capacities as stockholders, that, during the period beginning on April 16, 2012, and ending on the Expiration Date (as defined in the Voting Agreements), they will each not, among other things, (x) transfer any of their respective shares of TEFG common stock, (y) solicit or make any Competing Proposal (as defined in the Merger Agreement), or (z) enter into any voting or similar agreement with respect to any of the shares of TEFG common stock they respectively hold.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on our records, we believe that during 2011 all our directors, officers, and 10% or greater beneficial owners timely filed all required Section 16(a) reports.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Review and Approval of Related Person Transactions

We review all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our general counsel is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in our proxy statement. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction.

Related Person Transactions

On occasion our directors, officers, and employees co-invest with our clients. Consequently, it is often the case that certain of our officers, directors, shareholders, and employees own securities of our clients for whom SMH has placed or underwritten securities and/or with whom SMH or SMH Capital Advisors, Inc. has a financial advisory relationship, which in some cases may, individually or in the aggregate, exceed 1% of the outstanding securities of such clients.

On May 10, 2005, the Company entered into a Reorganization and Purchase Agreement with The Edelman Financial Center, Inc. and Mr. Edelman pursuant to which the Company acquired a 51% interest in The Edelman Financial Center, LLC (“EFC”). The Company paid $24.8 million, in a combination of cash and shares of the Company’s common stock, for a 51% membership interest in EFC, including contingent consideration of $4.8 million paid in 2006. In May 2008, the Company purchased an additional 25% membership interest for an additional payment of $44.4 million in a combination of cash and the Company’s common stock. In December 2006, the Company entered into a Letter Loan Agreement and Letter Agreement with Edelman Financial Advisors, LLC (“EFA”), pursuant to which the Company agreed to loan up to $20,000,000 to EFA and acquired a 10% member interest in EFA. Pursuant to a letter agreement dated as of January 1, 2009, the Company purchased an additional 66% member interest in EFA from Mr. Edelman in exchange for a payment of $25,500,000 in cash and a note for $10,000,000 (which was repaid in December 2009). Subsequently, EFA was merged with and into Edelman Financial Services, LLC. As a result of the foregoing transactions, The Edelman Financial Center, Inc. (which is wholly-owned by Mr. Edelman) holds a 22% member interest in The Edelman Financial Center, LLC, which owns 100% of Edelman Financial Services, LLC and Edelman Business Services, LLC.

Certain of our directors and officers have brokerage accounts at our broker dealer affiliate. Transactions in such accounts are offered on substantially the same terms as those offered to other similarly-situated clients who are neither directors nor employees.

Director Independence

Our Board of Directors has determined that the following members of our Board, constituting a majority of the members of our Board, are “independent directors” as defined in Nasdaq Marketplace Rule 4200: Richard E. Bean; Diana F. Cantor; Charles W. Duncan, III; Scott B. McClelland; and Albert W. Niemi, Jr., Ph.D.

Item 14. Principal Accountant Fees and Services

The Audit Committee has appointed Grant Thornton LLP as our independent registered accounting firm and independent auditors for 2012. Grant Thornton LLP has served as our independent registered accounting firm and independent auditors since June 2009.

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firms for the years ended December 31, 2011 and 2010:

	2011	2010
Audit fees(1)	$710,359	$681,884
Audit-related fees	-	-
Tax fees(2)	53,041	16,925
All other fees	-	-
Total	$763,400	$698,809

(1)	Audit fees consisted of fees for the audit of TEFG’s consolidated annual financial statements and its internal control over financial reporting, the review of interim financial statements in TEFG’s quarterly reports on Form 10-Q, and the performance of audits in accordance with statutory requirements.
(2)	Tax fees consisted of fees for U.S. tax compliance and related planning and for tax consulting and advisory services.

Pre-Approval of Services by Independent Auditors

The Audit Committee has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor, Grant Thornton LLP. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Grant Thornton LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Grant Thornton LLP which are not encompassed by the Audit Committee’s annual pre-approval requirement and are not prohibited by law. For 2011, 100% of the tax services and related fees were pre-approved by the Audit Committee.

Report of the Audit Committee of the Board of Directors

The Audit Committee of the Board of Directors has furnished the following report:

The Board has determined that each member of the committee is “independent,” as defined in the Nasdaq listing standards and SEC Rules. As required by its charter, the committee has performed its annual evaluation of the committee’s performance and the adequacy of its charter, including compliance with applicable law and Nasdaq listing standards, and determined that the committee adequately performed its duties and responsibilities set forth in its charter and that no changes to its charter were required.

As noted in the committee’s charter, the Company’s management is responsible for preparing the Company’s consolidated financial statements. Our independent auditors are responsible for auditing the consolidated financial statements. The activities of the committee are in no way designed to supersede or alter those traditional responsibilities. The committee’s role does not provide any special assurances with regard to the Company’s consolidated financial statements, nor does it involve a professional evaluation of the quality of the audits performed by the independent auditors.

The committee has reviewed and discussed the audited consolidated financial statements for 2011 with management. The committee also met with the independent auditors, with and without management present, to discuss the results of their audit and their evaluation of our internal controls. The committee has also discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees.

The committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and has discussed with the independent auditors their independence from The Edelman Financial Group Inc.

Based on the review and discussions referred to above, the committee recommended to the Board of Directors that the audited consolidated financial statements for 2011 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the Securities and Exchange Commission. The committee has appointed Grant Thornton LLP as the Company’s independent registered public accounting firm for 2012.

Richard E. Bean

Charles W. Duncan, III

Albert W. Niemi, Jr. Ph.D.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

1.	Financial Statements

The applicable financial statements required under this item 15(a)(1) are presented in the Company’s consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 15, 2012.

2.	Financial Statement Schedules

The applicable financial statements schedules required under this item 15(a)(1) are presented in the Company’s consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 15, 2012.

3.	Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits contained elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2012.

THE EDELMAN FINANCIAL GROUP INC.

By:	/s/ GEORGE L. BALL
George L. Ball
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April 2012.

Signature	Title

/s/ GEORGE L. BALL	Co-Chief Executive Officer and Chairman of the Board
George L. Ball	(Principal Executive Officer)

/s/ RIC EDELMAN	Co-Chief Executive Officer, President and Director
Ric Edelman

/s/ BEN T. MORRIS	Vice Chairman
Ben T. Morris

/s/ DON A. SANDERS	Vice Chairman
Don A. Sanders

/s/ RICHARD E. BEAN	Director
Richard E. Bean

/s/ CHARLES W. DUNCAN, III	Director
Charles W. Duncan, III

/s/ SCOTT MCCLELLAND	Director
Scott McClelland

/s/ ALBERT W. NIEMI, JR., PH.D.	Director
Albert W. Niemi, Jr., Ph.D.

/s/ DIANA F. CANTOR	Director
Diana F. Cantor

/s/ RICK BERRY	Chief Financial Officer
Rick Berry	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, as amended (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-30066), and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K/A dated June 3, 2011 (File No. 000-30066), and incorporated herein by reference).
3.3	Certificate of Amendment to the Articles of Incorporation of Sanders Morris Harris Group Inc. (Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K/A dated April 4, 2012 (File No. 000-30066), and incorporated herein by reference).
†10.01	Sanders Morris Harris Group Inc. Long-term Incentive Plan as amended (Filed as Exhibit A to the Definitive Proxy Statement on Schedule 14A of the Company dated April 15, 2010 (File No. 000-30066), and incorporated herein by reference).
†10.02	Sanders Morris Harris Group Inc. Capital Incentive Program (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-30066), and incorporated herein by reference).
†10.03	Form of Option Agreement pursuant to 1998 Incentive Plan (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30066), and incorporated herein by reference).
†10.04	Form of Restricted Stock Agreement pursuant to 1998 Incentive Plan (Filed as Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30066), and incorporated herein by reference).
†10.05	Employment Agreement dated as of May 10, 2005, between The Edelman Financial Center, LLC and Fredric M. Edelman. (Filed as Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-30066), and incorporated herein by reference).
†10.06	Sanders Morris Harris Group Inc. 2009 Management Incentive Program. (Filed as Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-30066), and incorporated herein by reference).
†10.07	Sanders Morris Harris Group Inc. 2009 Supplemental Bonus Plan. (Filed as Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-30066), and incorporated herein by reference).
†10.08	Sanders Morris Harris Group Inc. 2010 Executive Incentive Plan (Filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K dated May 27, 2010 (File No. 000-30066), and incorporated herein by reference).
†10.09	Sanders Morris Harris Group Inc. 2010 Executive and Key Manager Restricted Stock Unit Sub-Plan (Filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K dated May 27, 2010 (File No. 000-30066), and incorporated herein by reference).
10.10	Office Lease Agreement and related amendments dated September 25, 1996, between Texas Tower Limited and Sanders Morris Mundy Inc. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-30066), and incorporated herein by reference).
10.11	Eleventh Amendment to Lease Agreement dated as of December 21, 2006, between Texas Tower Limited and Sanders Morris Harris Inc. (Filed as Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-30066), and incorporated herein by reference).
10.12	Reorganization and Purchase Agreement dated as of May 10, 2005, among Sanders Morris Harris Group Inc., The Edelman Financial Center, Inc., The Edelman Financial Center, LLC, and Fredric M. Edelman (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 10, 2005 (File No. 000-30066), and incorporated herein by reference).

10.13	Contribution Agreement dated as of April 28, 2003, by and between Salient Partners, L.P., a Texas limited partnership, Salient Advisors, L.P., a Texas limited partnership, Salient Capital, L.P., a Texas limited partnership, Salient Partners GP, LLC, a Texas limited liability company, John A. Blaisdell, Andrew B. Linbeck, J. Matthew Newtown, Jeremy L. Radcliffe, A. Haag Sherman, and Adam L. Thomas, and Sanders Morris Harris Group, Inc. (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-30066), and incorporated herein by reference).
10.14	Agreement to Retire Partnership Interest and Second Amendment to the Limited Partnership Agreement of Endowment Advisers, L.P. dated as of August 29, 2008, among Sanders Morris Harris Group Inc. and Endowment Advisers, L.P., The Endowment Fund GP, L.P., and The Endowment Fund Management, LLC, and their respective partners and members (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated August 29, 2008 (File No. 000-30066), and incorporated herein by reference).
10.15	Letter agreement dated as of January 1, 2009, among Sanders Morris Harris Group, Inc., Fredric M. Edelman, and Edward Moore (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 29, 2009 (File No. 000-30066), and incorporated herein by reference).
10.16	Amended and Restated Credit Agreement dated as of December 31, 2010, between Sanders Morris Harris Group Inc. and Prosperity Bank. (Filed as Exhibit 10.08 to the Company’s Current Report on Form 8-K dated January 4, 2011. (File No. 000-30066), and incorporated herein by reference).
10.17	Purchase Agreement dated as of November 26, 2010, among Sanders Morris Harris Group Inc., Robert C.A. Benjamin, Gerardo A. Chapa and Ricardo Perusquia (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 29, 2010 (File No. 000-30066), and incorporated herein by reference.
†10.18	Sanders Morris Harris Group Inc. 2011 Senior Executive Incentive Plan. (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20011 (File No. 000-30066), and incorporated herein by reference).
†10.19	Sanders Morris Harris Group Inc. 2011 Executive Incentive Plan. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20011 (File No. 000-30066), and incorporated herein by reference).
†10.20	Sanders Morris Harris Group Inc. 2011 Executive and Key Manager Restricted Stock Unit Sub-Plan. (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20011 (File No. 000-30066), and incorporated herein by reference).
†10.21	The Edelman Financial Group Inc. 2012 Senior Executive Incentive Plan. (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20011 (File No. 000-30066), and incorporated herein by reference).
†10.22	The Edelman Financial Group Inc. 2012 Executive Incentive Plan. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20011 (File No. 000-30066), and incorporated herein by reference).
†10.23	The Edelman Financial Group Inc. 2012 Executive and Key Manager Restricted Stock Unit Sub-Plan. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20011 (File No. 000-30066), and incorporated herein by reference).
†10.24	Form of Indemnification Agreement with Directors and Executive Officers (Filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K dated June 2, 2011. (File No. 000-30066), and incorporated herein by reference).
21.1	Subsidiaries of The Edelman Financial Group Inc. (Filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20011 (File No. 000-30066), and incorporated herein by reference).
23.1	Consent of Grant Thornton LLP. (Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20011 (File No. 000-30066), and incorporated herein by reference).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20011 (File No. 000-30066), and incorporated herein by reference).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20011 (File No. 000-30066), and incorporated herein by reference).

*   Filed herewith.

†	Management contract or compensation plan or arrangement.

