Form 10-Q
period 2012-03-31
EDELMAN FINANCIAL GROUP INC.
filed 2012-05-10
CIK 1071341

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 30, 2012, the registrant had 29,597,807 outstanding shares of common stock, par value $0.01 per share.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and December 31, 2011

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)

ASSETS
Cash and cash equivalents	$36,653	$48,605
Restricted cash	1,040	1,145
Receivables from customers, net	31,345	29,321
Notes, loans, and other receivables, net	66,938	68,960
Deposits with clearing organizations	1,301	1,301
Financial instruments, owned, at fair value	31,158	30,907
Other investments	1,672	1,690
Furniture, equipment, and leasehold improvements, net	11,795	11,731
Other assets and prepaid expenses	4,434	4,809
Goodwill, net	84,676	84,676
Other intangible assets, net	58,971	59,962
Total assets	$329,983	$343,107

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$36,262	$42,644
Borrowings	17,644	19,114
Deferred tax liability, net	25,776	25,335
Total liabilities	79,682	87,093

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares
authorized; 31,219,775 and 30,752,128 shares issued,
respectively	312	308
Additional paid-in capital	241,484	246,218
Accumulated deficit	(14,571)	(13,092)
Treasury stock, at cost, 1,621,967 and 1,613,814 shares, respectively	(9,728)	(9,674)
Total The Edelman Financial Group Inc. shareholders' equity	217,497	223,760
Noncontrolling interest	32,804	32,254
Total equity	250,301	256,014
Total liabilities and equity	$329,983	$343,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenue:
Investment advisory and related services	$30,782	$27,114
Commissions	3,987	6,114
Principal transactions	3,967	3,411
Investment banking	521	1,096
Interest and dividends	1,605	2,216
Other income	1,592	1,642
Total revenue	42,454	41,593

Expenses:
Employee compensation and benefits	25,463	24,699
Floor brokerage, exchange, and clearance fees	131	284
Communications and data processing	2,384	2,332
Occupancy	3,433	2,718
Interest	451	601
Amortization of other intangible assets	1,115	1,064
Other general and administrative	7,243	4,209
Total expenses	40,220	35,907

Income from continuing operations before equity in income of
limited partnerships and income taxes	2,234	5,686
Equity in income of limited partnerships	916	3,459
Income from continuing operations before income taxes	3,150	9,145
Provision for income taxes	713	2,435
Income from continuing operations, net of income taxes	2,437	6,710
Loss from discontinued operations,
net of income taxes of $(33), and $(417), respectively	(134)	(810)
Net income	2,303	5,900
Less: Net income attributable to the noncontrolling interest	(2,302)	(3,063)
Net income attributable to The Edelman Financial Group Inc.	$1	$2,837

Basic earnings (loss) per common share:
Continuing operations	$0.01	$0.12
Discontinued operations	(0.01)	(0.02)
Net earnings	$-	$0.10

Diluted earnings (loss) per common share:
Continuing operations	$0.01	$0.12
Discontinued operations	(0.01)	(0.02)
Net earnings	$-	$0.10

Weighted average common shares outstanding:
Basic	29,233	29,168
Diluted	30,035	29,998

Amounts attributable to The Edelman Financial Group Inc.
common shareholders:
Income from continuing operations, net of income taxes	$258	$3,489
Loss from discontinued operations, net of income taxes	(257)	(652)
Net income	$1	$2,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2012

(in thousands, except share and per share amounts)

(unaudited)

	Amounts	Shares

Common stock:
Balance, beginning of period	$308	30,752,128
Stock issued pursuant to contingent earnout agreement	2	231,231
Stock issued pursuant to stock-based compensation plans	2	236,416
Balance, end of period	312	31,219,775
Additional paid-in capital:
Balance, beginning of period	246,218
Warrant repurchase	(8,000)
Stock issued pursuant to contingent earnout agreement	1,498
Stock issued pursuant to stock-based compensation plans; including tax benefit	1,559
Tax adjustment related to stock-based compensation plans	76
Stock-based compensation expense	133
Balance, end of period	241,484
Accumulated deficit:
Balance, beginning of period	(13,092)
Cash dividends ($0.05 per share)	(1,480)
Net income attributable to The Edelman Financial Group Inc.	1
Balance, end of period	(14,571)
Treasury stock:
Balance, beginning of period	(9,674)	(1,613,814)
Acquisition of treasury stock	(54)	(8,153)
Balance, end of period	(9,728)	(1,621,967)
Noncontrolling interest:
Balance, beginning of period	32,254
Distributions	(1,752)
Net income attributable to the noncontrolling interest	2,302
Balance, end of period	32,804
Total equity and common shares outstanding	$250,301	29,597,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,303	$5,902
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Loss on sale of assets	-	315
Depreciation	1,041	955
Provision for bad debts	209	(99)
Stock-based compensation expense	1,194	838
Amortization of other intangible assets	1,115	1,064
Deferred income taxes	441	-
Equity in income of limited partnerships	(916)	(3,459)
Unrealized and realized gains on not readily marketable
financial instruments owned, net	(241)	(251)
Net change in:
Restricted cash	105	-
Receivables from customers, net	(2,028)	(9,103)
Notes, loans, and other receivables, net	1,917	4,857
Financial instruments, owned, at fair value	516	(816)
Other assets and prepaid expenses	375	(884)
Accounts payable and accrued liabilities	(698)	(6,923)
Securities sold, not yet purchased	-	3,735
Net cash provided by (used in) operating activities	5,333	(3,869)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,103)	(965)
Internally developed software expenditures	(124)	-
Contingent consideration payment	(3,000)	-
Notes receivable issued	(100)	(1,500)
Proceeds from sales of not readily marketable financial instruments, owned	408	2,636
Proceeds from sale of assets	-	3
Net cash provided by (used in) investing activities	(3,919)	174
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(54)	(505)
Proceeds from shares issued pursuant to stock-based compensation plans	1,561	761
Tax adjustment related to stock-based compensation plans	76	(173)
Repurchase of warrants	(8,000)	-
Repayment of borrowings	(1,470)	(1,470)
Merger transaction costs	(2,270)	-
Distributions to noncontrolling interest	(1,752)	(6,894)
Payments of cash dividends	(1,457)	(1,472)
Net cash used in financing activities	(13,366)	(9,753)
Net decrease in cash and cash equivalents	(11,952)	(13,448)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,605	44,521
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,653	$31,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations

The Edelman Financial Group Inc. (“TEFG” or “the Company”), formerly, Sanders Morris Harris Group Inc., provides wealth management services, including investment advice, investment management and financial planning. The Company’s operating subsidiaries include Sanders Morris Harris Inc. (formerly SMH Capital Inc.) (“SMH”), SMH Capital Advisors, Inc. (“SMH Capital Advisors”), The Edelman Financial Center, LLC and its subsidiaries (“Edelman”), The Dickenson Group, LLC (“Dickenson”), The Rikoon Group, LLC (“Rikoon”), Leonetti & Associates, LLC (“Leonetti”), Miller-Green Financial Services, Inc. (“Miller-Green”), Kissinger Financial Services, a division of SMH, (“Kissinger”), Investor Financial Solutions, LLC (“IFS”), Global Financial Services, LLC (“GFS BD”) and GFS Advisors, LLC (“GFS IA” and together with GFS BD, “Global”). The Company serves a diverse group of clients primarily in North America.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. We adopted accounting changes described in ASC 810, Consolidation as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity (“VIE”) that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the VIE.

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

During the second quarter of 2011, management made the decision to sell its interest in the professional sports agencies. The sale has not been completed as of March 31, 2012, however, the results of operations for 2012 and 2011 of the entities have been included in “Loss from discontinued operations” on the Condensed Consolidated Statements of Income.

There were four VIEs identified by management in prior periods in which the Company does not have the power to direct the activities of these entities, therefore, they remain nonconsolidated VIEs as of March 31, 2012. One of the nonconsolidated VIEs had previously been consolidated due to financial support provided by the Company. However, the Company does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company has deconsolidated and accounted for this limited partnership investment at fair value since January 1, 2010. This investment is now reported on the Condensed Consolidated Balance Sheets within “Financial instruments, owned, at fair value,” with the change in fair value included in “Equity in income of limited partnerships” on the Condensed Consolidated Statements of Income. The fair value of this investment is $17.6 million at March 31, 2012, which is also the Company’s maximum exposure to loss from this nonconsolidated VIE.

Another nonconsolidated VIE is accounted for as a cost method investment, in the amount of $900,000 and is recorded in “Other investments” on the Condensed Consolidated Balance Sheets as of March 31, 2012. The Company has no requirement to provide additional funding to this entity, and $1.9 million is the Company’s maximum loss exposure, including $1.0 million in notes receivable.

Concept Capital Holdings, LLC (“CCH”) and Concept Capital Administration, LLC (“CCAdmin”) were additional nonconsolidated VIEs through December 31, 2011, which were former divisions of the Company that were previously consolidated, but as a result of the spin-off transactions in 2010 and 2011, the new entities formed due to the spin-off were not consolidated. Management does not have the power to direct the activities of CCH or CCAdmin. The Company does not intend to provide additional financial support in the future to CCH or CCAdmin. On December, 31, 2011, the remaining profits and member interests in CCH and CCAdmin of $1.0 million were sold back to the parent of CCH and CCAdmin for $25,000. The two notes receivable issued by CCH as part of the spin-off transactions were exchanged for one note receivable with minimum principal payments due beginning January 1, 2014. The Company’s maximum exposure to loss for CCH and CCAdmin is the value of the remaining note receivable with a total balance, net of discount, of $5.0 million, including accrued interest as of March 31, 2012.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our Condensed Consolidated Balance Sheets at March 31, 2012, and December 31, 2011, our Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, our Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2012, and our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011. All adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Management’s Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenue and expenses during the reporting periods. The most significant estimates used by the Company relate to contingencies, the valuation of financial instruments, owned, at fair value, goodwill, collectability of receivables, and stock-based compensation awards. Actual results could differ from those estimates.

Fair Values of Financial Instruments

The fair values of cash and cash equivalents, restricted cash, receivables from customers, deposits with clearing organizations, other assets and prepaid expenses, and accounts payable and accrued liabilities approximate cost due to the short period of time to maturity. Financial instruments, owned, at fair value are carried at their fair values. The carrying amount of our borrowings approximates fair value because the interest rate is variable and, accordingly, approximates current market rates.

Receivables from Customers and Notes, Loans, and Other Receivables

Receivables from customers and notes, loans, and other receivables (“receivables”) are stated at their net realizable value.  Interest income is recognized using the effective interest method over the life of the related receivable.  If a receivable is noninterest-bearing or carries an unreasonable rate of interest and is not due within one year, the Company will impute interest at an appropriate market rate for comparable instruments and record a corresponding discount.

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

New Authoritative Accounting Guidance

ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350) – Intangibles – Goodwill and Other, ASU 2011-08 simplified the current two-step goodwill impairment test previously required by ASC 350-20, by permitting entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the goodwill impairment test; otherwise, no further impairment test would be required. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal periods beginning after December 15, 2011. All entities have the option to early adopt the amended guidance. We chose not to adopt this new guidance in 2011, since we had already completed our annual impairment testing under the prior guidance. We do not expect our adoption of this new guidance in 2012 to have an impact on our financial position or results of operations.

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

The initial consideration for the Global purchase was $18.0 million, of which $15.0 million was paid in cash and $3.0 million was paid in shares of TEFG common stock, with a fair value on acquisition date of $2.4 million, including a discount for a twelve month lock-up period on the stock issued.  The initial consideration is subject to upward adjustment by a maximum amount of $4.5 million based on Global achieving adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) in 2011 and/or 2012 in excess of $5.0 million, and further upward adjustment based on the compounded annual growth rate (“CAGR”) of Global’s EBITDA achieved in 2012, 2013, and 2014, for a maximum of $9.6 million if the top tier thresholds are achieved.  The earnout consideration, based on EBITDA, was earned in 2011 for the maximum amount of $4.5 million, which was paid during March 2012, of which $3.0 million was paid in cash and $1.5 million was paid in the Company’s stock. The fair value of the remaining future consideration based on the CAGR of Global’s EBITDA is $3.9 million at March 31, 2012, and is recorded as a liability in the Company’s Condensed Consolidated Balance Sheets.  Payments, if any, on the estimated remaining earnout are due in 2013 and 2014. The total fair value of consideration was $25.3 million, which exceeded the fair value of the net assets acquired.

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

In addition to the net assets acquired, an indemnification asset was recognized as of December 31, 2010 for the indemnification of TEFG for uncertain tax liability payments that resulted from tax years before 2010. An asset in the amount of $282,000 was recorded, in the same amount of the corresponding uncertain tax liability recorded by Global as of December 31, 2010, and is included in “Notes, loans, and other receivables, net.” The estimated uncertain tax position liability was subsequently reduced to $136,000 during the third quarter of 2011, along with the offsetting indemnification asset.

Goodwill, including $1.4 million for assembled workforce, represents the value expected from the synergies and economies of scale created from combining Global’s broker-dealer and advisory businesses with our full-service firm.   All of the goodwill associated with the Global acquisition is expected to be deductible for tax purposes.  The Global acquisition was accounted for using the acquisition method and, accordingly, the financial information of Global has been included in the Company’s condensed consolidated financial statements since December 31, 2010.

3.	FINANCIAL INSTRUMENTS, OWNED, AT FAIR VALUE

The following table sets forth by level within the fair value hierarchy financial instruments, owned, at fair value as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investments at fair value:
Corporate stocks and options	$6,129	$233	$626	$6,988
Corporate bonds	-	215	-	215
Limited partnerships-consolidated
management companies	-	-	1,134	1,134
Limited partnerships-other	-	-	21,432	21,432
Warrants	-	1,389	-	1,389
Total financial instruments, owned,
at fair value	$6,129	$1,837	$23,192	$31,158

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

Level 3 investments consist of investments in limited partnerships, stocks, options, and warrants. The Company is restricted from exiting their investments in limited partnerships-consolidated management companies (“private investment limited partnerships”) prior to dissolution of the partnership; however, limited partners can sell their interest in the private investment limited partnerships to qualified investors. The Company does not intend to exit the private investment limited partnerships until dissolution. The Company expects to receive its interests in the private investment limited partnerships over the remaining one to ten year life of the private investment limited partnerships. There were no unfunded commitments in the private investment limited partnerships as of March 31, 2012. In accordance with FASB ASC Topic 323, Investments – Equity Method and Joint Ventures, direct investments in limited partnerships are accounted for using the equity method which approximates fair value. Proprietary investments in limited partnerships held by the Company’s broker-dealer subsidiary are accounted for at fair value. Investments in limited partnerships – other principally consists of investments in PTC Houston Management, L.P. (“PTC”).

The consolidated management companies’ investments in limited partnerships principally consist of ownership in the following private investment partnerships:  Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., SMH Private Equity Group I, L.P., SMH Private Equity Group II, L.P., SMH NuPhysicia, LLC, and SMH Zilliant, LLC. Carried interest is included within these investment values that are recorded at net asset value, which approximates fair value. Carried interest is recognized based on the fair value of the carried interest after all capital has been returned to the investors, and is subject to clawback provisions within the limited partnership agreements. Additional amounts not included within net asset value are amounts held in escrow that have not been received by the consolidated management companies of the limited partnerships in the amount of $265,000 as of March 31, 2012. Amounts held in escrow upon the sale of an investment are recognized as an investment gain upon receipt.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments, owned for the three months ended March 31, 2012:

	Limited Partnerships
	Consolidated	Limited
	Management	Partnerships		Stocks and
	Companies	Other	Warrants	Options	Total
	(in thousands)

Balance, beginning of period	$1,037	$21,618	$301	$197	$23,153
Unrealized gains (losses)	119	349	(235)	-	233
Realized gains	-	-	213	-	213
Purchases	-	-	-	-	-
Sales	-	-	(279)	279	-
Distributions	(22)	(385)	-	-	(407)
Transfers	-	(150)	-	150	-
Balance, end of period	$1,134	$21,432	$-	$626	$23,192

The change in unrealized appreciation related to financial instruments, owned at March 31, 2012 was $468,000.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments, owned for the three months ended March 31, 2011:

	Limited Partnerships
	Consolidated	Limited
	Management	Partnerships		Stocks and
	Companies	Other	Warrants	Options	Bond	Total
	(in thousands)

Balance, beginning of period	$4,459	$19,686	$11	$142	$356	$24,654
Unrealized gains (losses)	2,646	486	(4)	(12)	-	3,116
Purchases	-	-	-	-	-	-
Sales	-	(1,200)	-	-	-	(1,200)
Distributions	(929)	(506)	-	-	-	(1,435)
Balance, end of period	$6,176	$18,466	$7	$130	$356	$25,135

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no significant transfers into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2012 and 2011.

Unrealized gains (losses) for Level 3 financial instruments, owned are a component of “Principal transactions” and “Equity in income of limited partnerships” in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
		Equity in Income		Equity in Income
	Principal	of Limited	Principal	of Limited
	Transactions	Partnerships	Transactions	Partnerships
	(in thousands)		(in thousands)

Unrealized gains (losses)	$(271)	$504	$(52)	$3,168

The following table sets forth the significant unobservable inputs of the Level 3 fair value instruments as of March 31, 2012:

	Fair Value at March 31, 2012	Valuation Technique(s)	Unobservable Input		Range (Weighted Average)
	(in thousands)
Limited partnerships - consolidated management companies	$1,134	Net asset value	Per share value of nets assets and liabilities	(a)	Not applicable
Limited partnerships other - private investment partnerships	$3,814	Net asset value	Per share value of nets assets and liabilities	(a)	Not applicable
Limited partnerships - other	$17,618	Discounted cash flow	Hurdle rate for income distributions		8.0%
			Discount for lack of marketability	(b)	12.5%
			Control premium	(b)	12.5%
		Unsolicited firm offers	Offer price		$11.8 million - $16.8 million
Stocks and options (c)	$626	Net asset value	Per share value of nets assets and liabilities	(a)	Not applicable
		Unsolicited firm offer	Offer price		$199

(a)	Represents net asset value per share that approximates fair value of an investment in a limited partnership, including fair value of carried interest in the limited partnership.

(b)	Represents amounts used when the reporting entity has determined that market participants would take into account these premiums and discounts when pricing investments.

(c)	The options held have similar qualities to an investment in carried interest of a private investment partnership; therefore, management estimates fair value of the option at net asset value of the limited partnership.

The significant unobservable inputs used in the fair value of the reporting entity's are per share net asset values and discounted cash flow inputs, such as discounts and hurdle rates. Significant increases (decreases) in net asset values would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in hurdle rates and discounts would result in a significantly lower (higher) fair value measurement.

At March 31, 2012, the Company had $772,000 and $900,000 in other investments that are valued using the equity method and cost basis, respectively. The fair value of these investments has not been estimated since there are no events or changes in circumstances that may have a significant adverse effect on the fair value, and it is not practicable to estimate the fair value of these investments.

4.	RECEIVABLES FROM CUSTOMERS AND NOTES, LOANS, AND OTHER RECEIVABLES, NET

	March 31,	December 31,
	2012	2011
	(in thousands)

Receivables from customers	$31,656	$29,714
Allowances for bad debts	(311)	(393)
Receivables from customers, net	$31,345	$29,321

Notes Receivable:
Nonaffiliates	$8,546	$8,455
Employees and executives	1,407	1,574
Other affiliates	350	350
Receivables from affiliated limited partnerships	890	494
Receivables from other affiliates	1,866	2,075
Receivable from Endowment Advisers	53,864	55,581
Current tax receivable	1,094	1,663
Allowances for bad debts	(1,079)	(1,232)
Notes, loans, and other receivables, net	$66,938	$68,960

In August 2008, we entered into agreements with Salient Partners, L.P. (“Salient Partners”) and Endowment Advisers, L.P. (“Endowment Advisers”) to sell or retire the Company’s interests in such entities for a total of $95.3 million. The terms of the agreements provide that Endowment Advisers will pay the Company annually the greater of $12.0 million in priority to other distributions, or 23.15% of total distributions, until the Company has received a total of $86.0 million plus 6% per annum. The Company received an additional $9.3 million note for its 50% interest in Salient Partners, payable with interest over a five-year period. In May 2009, the principal amount of the Salient Partners note was reduced by $2.25 million to reflect an offset of certain liabilities that the Company agreed to pay under the agreements. In connection with such transactions, the Company recorded receivables in the amount of $76.7 million representing the net present value of the expected receipts using a weighted average imputed interest rate of 11.8%. The Salient note is included in “Notes Receivable: Nonaffiliates” in the above table.

Notes receivable from nonaffiliates that consist of uncollateralized promissory notes from unrelated companies bear interest at various rates up to 12% and are payable on demand.

Notes receivable from employees and executives primarily consist of noninterest bearing loans provided to certain executives and employees of the Company to induce the employees and executives to affiliate with the Company.  The notes typically are forgiven over a one to six year period and have tiered maturities from 2012 through 2016 and are structured to be incentives for the employees to remain at the Company.  As each maturity date is reached, a portion of the notes is forgiven if the employee remains employed by the Company.  If employment is terminated, the remaining unforgiven balance is due and payable by the former employee.  Such forgiveness is recorded as “Employee compensation and benefits” on the Condensed Consolidated Statements of Income.

CCH issued two uncollateralized notes during 2010, in connection with the disposition of the Concept division of SMH.  A discount on the amount funded in 2011 was recorded in the amount of $255,000 for the three months ended March 31, 2011, based on the difference in market interest rates at the date of issuance and the stated rate of interest on the notes. The discounts were recorded as a loss on contribution of the Concept division’s assets, as part of the disposition and are included in “Loss on discontinued operations” in the Condensed Consolidated Statement of Income.  The two notes issued in 2010 were exchanged for one note that bears a fixed interest rate at the applicable federal rate for instruments with a term of over ten years provided under Section 1274(d) of the Internal Revenue Code of 1986 on the closing date of December 31, 2011, in the amount of $5.9 million. Principal on the note is due monthly, beginning January 1, 2014, and interest is due monthly beginning on February 1, 2012. A discount on the note received in 2011 was recorded in the amount of $970,000 on December 31, 2011. The discount on the note issued in 2011 will be amortized monthly over the life of the loan. The amortization of the discount is recorded in “Interest and dividends” on the Condensed Consolidated Statements of Income and totaled $22,000 for the three months ended March 31, 2012.

At December 31, 2010, notes receivable from other affiliates primarily consisted of an $8.0 million uncollateralized note issued by Madison Williams Capital LLC (“Madison”) to the Company in connection with the spin-off of the capital markets division to Madison in 2009. This note bore interest at 6% and the principal balance was due in full on the maturity date of December 9, 2019. During the second quarter of 2011, management determined that the note would be sold to a third-party for less than the face value of the note. Management evaluated a transaction to sell or contribute the note to a partnership and the interest accrued with a balance of $8.8 million as of June 30, 2011, for half of the principal and accrued interest balances. The note and accrued interest were reclassified to held-for-sale as of June 30, 2011, and recorded at the lower of cost or fair value less cost to sell. A $4.4 million loss on the note receivable held-for-sale was recorded during the three months ended June 30, 2011. The note receivable was also placed on nonaccrual status as of June 30, 2011, due to the deterioration of the credit quality of the receivable during the second quarter of 2011.

In mid-August 2011, the proposed transaction to sell the Madison receivable terminated. Madison was recapitalized, including receiving an additional $3.0 million from a third-party investor in the form of debt to increase the viability of Madison. At the time of the recapitalization, the Madison note was forgiven in a troubled debt restructuring since the loan could not be sold in the initial proposed transaction from the second quarter. In exchange for forgiveness of the Madison note, the Company received newly-issued preferred Series D membership units in Madison Williams and Company LLC, the parent of Madison, with a value of $4.0 million. The remaining balance of the Madison note and accrued interest classified as held-for-sale as of June 30, 2011, in the amount of $4.4 million, was written off and the Series D units were recorded at $4.0 million, resulting in a loss on troubled debt restructuring of $375,000, included within “Equity in income (loss) of limited partnerships” in the third quarter of 2011.

On September 27, 2011, Madison notified Financial Industry Regulatory Authority (“FINRA”) and the investors in Madison of a net capital violation. Based on Madison’s balance sheet as of September 30, 2011, there were not sufficient assets available to pay their debts and other working capital needs. Therefore, management wrote off the value of the Series D preferred units received from the troubled debt restructuring of $4.0 million, within “Equity in income (loss) from limited partnerships” during the three months ended September 30, 2011. In addition to the write-down of the Series D units to $0, management also wrote down $2.5 million of Series A units that represent the remaining interests in Madison from the spin-off of Madison in 2009 during the three months ended September 30, 2011. A related party receivable from Madison to SMH for a sublease and other expenses that were billed to Madison was also written off in the third quarter of 2011, in the amount of $1.4 million within “Other general and administrative” expenses on the Condensed Consolidated Statement of Income. Madison filed a voluntary petition under Chapter 7 of the Bankruptcy Code on December 29, 2011, and ceased operations. There were no remaining receivables or other expected losses, investments in, or funding commitments to Madison as of December 31, 2011.

The Company has two notes receivable on nonaccrual status as of March 31, 2012, due to nonpayment on the notes.  One note in the amount of $1.0 million does not have an allowance as of March 31, 2012, since the accrued interest through the date the note was placed on nonaccrual was paid in the second quarter of 2011.  Although management believes the remaining interest is not recoverable, the loan principal appears to be collectible as of March 31, 2012, and as such the note is carried at its net realizable value.  The other note receivable on nonaccrual status in the amount of $233,000 as of March 31, 2012, is fully reserved within the allowance for doubtful accounts. Accounts over 90 days past due are monitored at least quarterly by management.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill and other intangible assets were as follows:

	Three Months Ended March 31, 2012 (in thousands)
			Amortizable Intangible Assets:
					Internally		Total Other
			Covenants Not	Customer	Developed		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Software	Subtotal	Assets

Balance, beginning of period	$84,676	$26,636	$3,450	$29,361	$515	$33,326	$59,962
Internally developed software-
internal use	-	-	-	-	124	124	124
Amortization of other
intangible assets	-	-	(338)	(723)	(54)	(1,115)	(1,115)
Balance, end of period	$84,676	$26,636	$3,112	$28,638	$585	$32,335	$58,971

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

As of March 31, 2012, the remaining weighted-average amortization period was 2.53 years for covenants not to compete, 10.03 years for customer relationships, and 2.34 years for internally developed software included in the table above.

The following table shows estimated future amortization expense related to these intangible assets (in thousands):

2012	$ 3,355
2013	4,487
2014	3,762
2015	2,940
2016	2,895
Thereafter	14,896

6.	BORROWINGS

In May 2009, the Company borrowed $25.0 million under a credit agreement with a bank.  The maturity date was October 31, 2012, and included interest at the greater of the prime rate or 5%.  Principal of $1.8 million plus interest was payable quarterly.   The credit agreement was amended and restated on December 31, 2010 to extend the maturity date to December 31, 2014, with the same loan commitment of $25.0 million and the same interest rate of the greater of prime rate or 5%.  Principal of $1.5 million plus interest is due quarterly.  Interest expense on the credit agreement was $226,000 and $304,000 for the three months ended March 31, 2012 and 2011 and is included in “Interest” expense on the Condensed Consolidated Statements of Income. The additional proceeds of the loan of $11.9 million were used to complete the Global acquisition at December 31, 2010.  The credit agreement is secured by substantially all of the assets of the Company, other than the assets of SMH and GFS BD.  The credit agreement contains various covenants customary for transactions of this type including the requirement that the Company maintain minimum financial ratios, net worth, liquid assets, and cash balances, as well as minimum assets under management, and meet monthly, quarterly, and annual reporting requirements.  The credit agreement also contains covenants that restrict the ability of the Company, among other things, to incur indebtedness, pay dividends or distributions, make capital expenditures and other restricted payments, including investments, and consummate asset sales.  At March 31, 2012, the Company was in compliance with all covenants.

7.	INCOME TAXES

The difference between the effective tax rate reflected in the income tax provision from continuing operations attributable to the Company and the statutory federal rate for the three months ended March 31, 2012 and 2011 is attributable to state income tax expense offset by the favorable impact of noncontrolling interest. The Company reported effective tax rates from continuing operations of 22.6% and 26.6% for the three months period ended March 31, 2012 and 2011.

The Company reported income tax benefit attributable to discontinued operations of $33,000 and $417,000 for the three months ended March 31, 2012 and 2011.

8.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has three types of stock-based compensation awards: (1) stock options, (2) restricted common stock and (3) restricted stock units.

The following table sets forth pertinent information regarding stock option transactions for the three months ended March 31, 2012:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2012	235,000	$14.14
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding at March 31, 2012	235,000	14.14

Options exercisable at March 31, 2012	235,000	14.14

Incentive award shares available for grant at March 31, 2012	2,265,030

There were no options exercised during the three months ended March 31, 2012 and 2011. The Company did not recognize pretax compensation expense during the three months ended March 31, 2012 and 2011, related to stock options as all of the options are fully vested. There was no unrecognized stock-based compensation expense related to stock options at March 31, 2012 and 2011.

The following table summarizes certain information related to restricted common stock grants at March 31, 2012:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2012	110,054	$6.39

Nonvested at March 31, 2012	88,563	6.63

For the three months ended March 31, 2012:

Granted	-	-

Vested	21,491	5.39

Forfeited	-	-

The Company recognized pretax compensation expense of $133,000 and $239,000 during the three months ended March 31, 2012 and 2011, related to its restricted common stock plan. At March 31, 2012, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock was $498,000 and is expected to be recognized over the next 3.75 years.

In 2010, 2011, and 2012, new executive and key manager incentive stock unit sub plans were adopted under the Long-term Incentive Plan, effective January 1, 2010, 2011, and 2012, respectively. In calculating the value of an award, the value of each restricted stock unit is equal to the closing price of a share of stock on the last trading day on the date of grant. A participant in the plan has no rights as a stockholder of the Company, no dividend rights and no voting rights with respect to the restricted stock units. No adjustments will be made to any outstanding awards for cash dividends paid on shares during the performance period in which they are earned. Awards vest and become non-forfeitable over a three-year period.

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

The following table summarizes certain information related to restricted stock unit grants at March 31, 2012:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at January 1, 2012	322,992	$6.98

Nonvested at March 31, 2012	600,410	6.95

For the three months ended March 31, 2012:

Granted (Restricted stock units)	514,914	6.93

Vested (Units converted to common shares)	236,416	6.95

Forfeited	1,080	6.93

We determined that the service inception date precedes the grant date for restricted stock units granted as part of the incentive stock unit plans, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. The Company recognized pretax compensation expense of $1.1 million and $599,000 during the three months ended March 31, 2012 and 2011, respectively, related to its restricted stock unit plans. At March 31, 2012, total unrecognized compensation cost, related to nonvested restricted stock units was $4.8 million for the 2010, 2011, and 2012 executive and manager incentive stock unit plans, and is expected to be recognized over the next 4.0 years.

Substantially all employees are eligible to participate in The Edelman Financial Group Inc. 401(k) defined contribution plan. The Company made contributions of $293,000 and $279,000 to this plan during the three months ended March 31, 2012 and 2011.

9.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock. On May 27, 2010, the Company’s board of directors approved the repurchase of up to another 1,000,000 shares of the Company’s common stock, subject to a maximum expenditure of $2.5 million under the credit agreement. Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices. Such repurchases are accounted for using the cost method. In April 2011, a waiver from the bank was obtained to approve the repurchase of $2.5 million of treasury shares. The Company repurchased 8,153 shares of its common stock at an average price of $6.57 per share during the three months ended March 31, 2012, related to this program.

10.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations for the periods indicated were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)

Income from continuing operations, net of income taxes	$258	$3,489
Loss from discontinued operations, net of income taxes	(257)	(652)
Net income attributable to the Company	$1	$2,837

Basic earnings (loss) per common share:
Continuing operations	$0.01	$0.12
Discontinued operations	(0.01)	(0.02)
Net earnings	$-	$0.10

Diluted earnings (loss) per common share:
Continuing operations	$0.01	$0.12
Discontinued operations	(0.01)	(0.02)
Net earnings	$-	$0.10

Weighted average number of common
shares outstanding:
Basic	29,233	29,168
Potential dilutive effect of stock-based awards	802	830
Diluted	30,035	29,998

Outstanding stock options of 235,000 and 305,000 for the three months ended March 31, 2012 and 2011, respectively, have not been included in diluted earnings per common share because to do so would have been anti-dilutive for the periods presented. Warrants outstanding at March 31, 2011 to purchase shares of common stock in an aggregate value of up to $7.5 million at an exercise price of $5.75 per common share have been included in diluted earnings per common share for the three months ended March 31, 2011. These warrants were repurchased by the Company for $8.0 million on March 1, 2012; therefore, these warrants are included in diluted earnings per common share for the three months ended March 31, 2012.

Participating restricted common stock is included in the basic and diluted shares. Restricted stock units are nonparticipating; therefore, they are only included in the diluted weighted average number of common shares for the three months ended March 31, 2012 and 2011.

11.	COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $250,000, $245,000, $230,000, $130,000, and $48,000 to the owners of five of the offices that we lease to secure payment of our lease obligations for those facilities.

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

Many aspects of our business involve substantial risks of liability. In the normal course of business, we have been and in the future may be named as a defendant in lawsuits and arbitration proceedings involving claims for damages, relating to our activities as a broker-dealer or investment adviser, as an employer, and as a result of other business activities. We are also involved in regulatory investigations arising out of the conduct of our business. There can be no assurance that these matters will not have a material adverse effect on our results of operations in any future period and a significant judgment could have a material adverse impact on our consolidated financial position, results of operations, and cash flows. In addition to claims for damages and monetary sanctions that may be made against us, we may incur substantial costs in investigating and defending claims and regulatory matters.

The Company is a defendant in certain litigation incidental to its securities and underwriting business. The Company accounts for litigation losses in accordance with FASB ASC No. 450, Contingencies. Under ASC No. 450, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. A contingent liability of $712,000 has been recorded at March 31, 2012 for these proceedings and exposures. These reserves represent management’s best estimate of probable loss, as defined by FASB ASC Topic No. 450, Contingencies.

In addition, in July 2008, the Dallas regional office of the FINRA conducted a routine examination of the Company’s broker-dealer activities.  The Company received an examination report on December 31, 2008, which identified a number of deficiencies in the Company’s operations.  In April 2009, the Company resolved half of the deficiencies noted through a compliance conference procedure. On October 5, 2010, the Company received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against the Company and two former employees based on alleged violations of certain federal securities laws and FINRA rules based on the deficiencies identified in the 2008 examination. The Company and the former employees have executed an Acceptance, Waiver and Consent (“AWC”) with the Dallas regional office of FINRA to resolve the matter. While the AWC must be formally accepted by FINRA, we do not believe its impact on the Company will be material.

In May 2009, SMH guaranteed the debt of TEFG in connection with TEFG entering into a credit facility. In December 2010, SMH became aware that under the SEC net capital rules, SMH was required to treat any debt guaranteed by SMH as indebtedness of SMH for purposes of calculating SMH’s net capital and that any assets of SMH pledged as collateral were ineligible assets for purposes of determining SMH’s net capital. After consulting with FINRA and the SEC, SMH concluded that it had violated the net capital rules from May 10, 2009 to December 2, 2010. As required by applicable FINRA and SEC rules, SMH reported this violation to the SEC and FINRA in accordance with FINRA Rule 17a-11 on December 2, 2010. In order to address the net capital requirement TEFG entered into a number of transactions with SMH, the net effect of which was to increases SMH’s net capital by $8.8 million. In addition, TEFG, SMH, and Prosperity Bank amended the agreements previously entered into by SMH to remove SMH as a guarantor of the loan to TEFG and to release all liens on SMH’s assets. This matter will be resolved by the AWC referred to in the preceding paragraph.

The FINRA regional office in Chicago is conducting a review of the option activities at SMH’s Cleveland/Beachwood office that resulted in the various customer complaints being filed pertaining to certain registered representatives option strategies. FINRA has requested various documents and that a number of current and former employees provide on the record testimony concerning the activities. This matter will be resolved by the AWC referred to in the preceding paragraph.

On December 28, 2011, Hite Hedge Asset Management, LLC (“Hite”) and two of its hedge funds filed a FINRA arbitration proceeding against SMH and one of its registered representatives (FINRA Case No. 11-04815), alleging that SMH’s actions in charging approximately $940,000 in fees to locate “hard to borrow” securities against Hite’s accounts constituted a breach of SMH’s agreement not to charge location fees, common law fraud, false and deceptive trade practice under Chapter 93A of the Massachusetts General Laws, a breach of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, a breach of SMH’s and its representative’s responsibility for good faith and fair dealing and obligation to observe high standards of commercial honor and just and equitable principals of trade under FINRA conduct rules, and a violation of sales practice obligations under FINRA and SEC rules with respect to short sale transactions. Hite requests reimbursement of the fees, punitive damages, and legal fees and costs. SMH believes it has meritorious defenses to the allegations and intends to vigorously defend against the allegations.

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

The Mass Affluent segment consists of the Edelman entities that provide investment advisory services, wealth and investment management, and financial planning services to individual clients. The Mass Affluent segment also includes certain intercompany revenues and related expenses for various Edelman investment products used by clients of subsidiaries within the Other Wealth Management segment. The revenue and related commission expense is recorded within the Mass Affluent segment and eliminated within the Other Wealth Management segment. The Mass Affluent segment primarily earns advisory fee revenue based on the amount of client assets under management.

The Other Wealth Management segment includes the branch offices of SMH and GFS BD—full service broker-dealers serving the investment management needs of high net worth investors in North America—as well as affiliated wealth managers and registered investment advisors (RIAs) wholly or partially owned by the Company. The Other Wealth Management businesses earn commission revenue from the sale of equity, fixed income, mutual fund, and annuity products and advisory fees based on the amount of client assets under management. In addition, performance fees may be earned for exceeding performance benchmarks for the investment portfolios in the limited partnerships that we manage. The Other Wealth Management segment also earns revenue from net interest on customers’ margin loan and credit account balances and sales credits from the distribution of syndicate products.

The Corporate Support and Other segment includes realized and unrealized gains and losses on the Company’s investment portfolios, and interest and dividends earned on our cash and securities positions. Unallocated corporate revenue and expenses are included in the Corporate Support and Other segment.

The following summarizes certain financial information of each reportable business segment for the three months ended March 31, 2012 and 2011, respectively. TEFG does not analyze asset information in all business segments.

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Revenue:
Mass Affluent	$24,970	$21,206
Other Wealth Management	15,829	20,459
Wealth Management Total	40,799	41,665
Corporate Support and Other	1,655	(72)
Total	$42,454	$41,593

Income from continuing operations before equity in income
of limited partnerships and income taxes:
Mass Affluent	$6,092	$4,780
Other Wealth Management	5,221	6,821
Wealth Management Total	11,313	11,601
Corporate Support and Other	(9,079)	(5,915)
Total	$2,234	$5,686

Equity in income of limited partnerships:
Mass Affluent	$-	$-
Other Wealth Management	484	2,617
Wealth Management Total	484	2,617
Corporate Support and Other	432	842
Total	$916	$3,459

Income (loss) from continuing operations before income taxes:
Mass Affluent	$6,092	$4,780
Other Wealth Management	5,705	9,438
Wealth Management Total	11,797	14,218
Corporate Support and Other	(8,647)	(5,073)
Total	$3,150	$9,145

Net (income) loss attributable to the noncontrolling interest:
Mass Affluent	$(1,463)	$(1,147)
Other Wealth Management	(1,094)	(2,476)
Wealth Management Total	(2,557)	(3,623)
Corporate Support and Other	255	560
Total	$(2,302)	$(3,063)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Cash paid (refunded) for income taxes, net	$(403)	$71
Cash paid for interest	40	52
Noncash financing activities:
Stock issued pursuant to contingent earnout agreement	1,500	-
Increase (decrease) in dividends declared not yet paid	23	(2)

14.	RELATED PARTY TRANSACTIONS

During 2001, SMH formed PTC to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston.    SMH’s investment in PTC was recorded at $17.6 million as of March 31, 2012.    SMH recorded an unrealized gain from the increase in the fair value of its investment in PTC of $297,000 and $810,000 during the three months ended March 31, 2012 and 2011. In addition, PTC has distributed $289,000 and $105,000 in cash to the Company during the three months ended March 31, 2012 and 2011. The unrealized gains and distributions are included in “Equity in income of limited partnerships” on the Condensed Consolidated Statements of Income. The increase in fair value of the investment for the three months ended March 31, 2011 is based primarily on two potential exit transactions, as well as the use of an income and market approach in accordance with ASC 820, Fair Value Measurement as of March 31, 2011.

The Company and SMH own controlling interests in several limited liability companies that act as the general partners in several private investment limited partnerships. The private investment limited partnerships pay management fees to the general partners. Certain officers of SMH serve on the boards of directors of entities in which the partnerships invest.  In addition, SMH has served, and may in the future serve, as the placement agent advisor, offering manager, or underwriter for companies in which the partnerships invest.  Management fees paid by the management companies of the private investment limited partnerships are included in the revenue caption “Investment advisory and related services” on the Condensed Consolidated Statements of Income. See “Note 3 – Financial Instruments, Owned, at Fair Value.” The management fees paid were $547,000 and $718,000 for the three months ended March 31, 2012 and 2011.

See “Note 4 – Receivables from Customers and Notes, Loans, and  Other Receivables, Net” for related party notes receivable.

At March 31, 2012, SMH owned 523,128 shares of TEFG common stock with a market value of $3.5 million. The shares are included in “Financial instruments owned, at fair value” on the Condensed Consolidated Balance Sheets and valued under Level 1 of the fair value hierarchy.

15.	DISCONTINUED OPERATIONS

During the first quarter of 2009, SMH closed three retail offices and another office in the second quarter of 2011.  This decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  The results of operations for these offices have been reclassified as discontinued operations for all periods presented.

As of the second quarter of 2011, The Juda Group, Select Sports Group, Ltd. (“SSG”) and 10 Sports Group L.P. (“10 Sports”) were held-for-sale, due to a plan approved by management in the second quarter to sell these businesses. In addition, a management company of the entity was disposed in the second quarter of 2011, due to the full liquidation of the private equity funds in which the management company managed. The results of operations for these entities have been reclassified as discontinued operations for the three months ended March 31, 2011, as management will not have significant continued involvement or cash flows in these entities.

During the fourth quarter of 2011, the Company disposed of its remaining equity interest in CCH and CC Admin. The results of operations for Concept have been reclassified as discontinued operations for the three months ended March 31, 2011.

A summary of selected financial information of discontinued operations is as follows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating activities:
Revenue	$703	$1,544
Expenses	870	2,771
Loss from discontinued operations
before income taxes	(167)	(1,227)
Benefit for income taxes	33	417
Loss from discontinued operations, net of income taxes	$(134)	$(810)

Major classes of assets and liabilities of the closed offices, Concept, The Juda Group , SSG, and 10 Sports at March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)

Cash and cash equivalents	$58	$453
Receivables from customers, net	1,210	818
Furniture, equipment and leaseholds, net	277	209
Other assets and prepaid expenses	251	304
Total assets of discontinued operations	$1,796	$1,784

Accounts payable and accrued liabilities	$489	$448
Total liabilities of discontinued operations	$489	$448

16.	SUBSEQUENT EVENTS

On April 16, 2012, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Summer Holdings II, Inc., a Delaware corporation (“Parent”), and Summer Merger Sub, Inc., a Texas corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by Lee Equity Partners, LLC. Pursuant to the merger agreement, shareholders will be paid $8.85 per share of TEFG common stock. The Merger Agreement was negotiated on behalf of the Company by a special committee of the board of directors of the Company composed entirely of independent directors (the “Special Committee”), with the assistance of independent financial and legal advisors. Following the unanimous recommendation of the Special Committee, the full board of directors of the Company unanimously approved the Merger Agreement on April 13, 2012.

The Merger Agreement must be approved by a two-thirds majority of the outstanding shares of the Company’s common stock and by a majority of the outstanding shares of the Company’s common stock held by unaffiliated shareholders. Members of the Company’s senior management, who currently own approximately 26% of TEFG’s outstanding shares, have agreed to vote their shares in favor of the merger. This voting obligation will terminate if the merger agreement terminates. The proposed transaction is expected to close in the third quarter of 2012. Following completion of the transaction, the Company will become a privately held company and its stock will no longer trade on the Nasdaq Stock Market.

On May 1, 2012, SMH distributed 316,202 shares of TEFG common stock from its market maker account to TEFG with a fair value of $2.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. We caution you that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to (1) trading volume in the securities markets; (2) volatility of the securities markets and interest rates; (3) changes in regulatory requirements that could affect the demand for our services or the cost of doing business; (4) general economic conditions, both domestic and foreign, especially in the regions where we do business; (5) changes in the rate of inflation and related impact on securities markets; (6) competition from existing financial institutions and other new participants in the securities markets; (7) legal developments affecting the litigation experience of the securities industry; (8) successful implementation of technology solutions; (9) changes in valuations of our trading and warrant portfolios resulting from mark-to-market adjustments; (10) dependence on key personnel; (11) demand for our services; and (12) litigation and securities law liabilities. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. The Company does not undertake to publicly update or revise any forward-looking statements.

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

Our Other Wealth Management segment provides investment management services to primarily high net worth individuals in North America and institutions, through the branch offices of Sanders Morris Harris Inc (“SMH”) and Global Financial Services, LLC (“GFS BD”) – full service broker-dealers, as well as affiliated wealth managers and registered investment advisors (RIAs) wholly or partially owned by the Company. The services provided include investment strategies and alternatives, tax efficient estate and financial planning, trusts, and agent/fiduciary investment management services throughout their financial life cycle, as well as private client brokerage services.

In addition, we provide specialized wealth management products and services in specific investment styles to individuals, corporations, and institutions both through internal marketing efforts and externally through formal sub-advisory relationships and other distribution arrangements with third parties. The Other Wealth Management segment also includes asset management affiliates. These funds invest primarily in small to mid-size companies, both public and private, primarily in the life sciences, energy, technology, and industrial services industries.

Our Corporate Support and Other segment includes realized and unrealized gains and losses on the Company’s investment portfolios, and interest and dividends earned on our cash and securities positions. Unallocated corporate revenue and expenses are included in the Corporate Support and Other segment.

The Prime Brokerage Services segment provided trade execution, clearing, bookkeeping, reporting, custodial, securities borrowing, financing, research, and fund raising to hedge fund clients. The Company maintained a small number of asset management accounts on behalf of individual asset managers through this division. These services in 2010 were provided by Concept, which was largely disposed of during the fourth quarter of 2010 and a final disposal transaction occurred on December 31, 2011; therefore, Concept is included in discontinued operations for the three months ended March 31, 2011, and the Prime Brokerage Services segment no longer had activity as of December 31, 2011.

We are exposed to volatility and trends in the general securities market and the economy. The end of 2010 and first quarter of 2011 showed signs of improvement in the economy, with unemployment rates down to 8.5% in December 2011 from 9.9% in December 2010. The performance of the U.S. equity markets showed improvement in the first and fourth quarters of 2011 with further improvement in the first quarter of 2012.

Client assets have recovered overall from the prior years’ recession, despite the lag in the economy and financial markets in the second and third quarters of 2011. The recovery has resulted in, among other things, higher advisory fees for the first quarter of 2012. While many economists believe the recession ended some time during the first quarter of fiscal 2010, there is no guarantee that conditions will not worsen again. All of these factors have had an impact on our operations. Certain business operations were discontinued during 2011, which resulted in a decrease in client assets of $1.2 billion. The impact of the $1.2 billion decrease was reflected in the first quarter of 2011. Client assets were as follows:

Client Assets(1)
(dollars in millions)

December 31, 2010	17,106
March 31, 2011	16,844
June 30, 2011	17,492
September 30, 2011	15,773
December 31, 2011	16,315
March 31, 2012	17,712

(1)Client assets include the gross value of assets under management directly or via outside managers and assets held in brokerage accounts for clients by outside clearing firms.

Client assets increased by $1.4 billion during the first quarter of 2012, of which $1.2 billion was due to market appreciation and net inflows of $194.0 million.   The Company’s 7.4% market-related increase in client assets compares with a 12.6% increase in the S&P 500 and a 7.6% increase in a 60/40 portfolio.

	Three Months Ended March 31,
	2012	2011
	(in millions)

Client assets at January 1	$16,315	$17,106

Adjustments	-	(1,230)

Inflows:
Asset inflows	1,860	1,183
Total asset inflows	1,860	1,183

Outflows:
Asset outflows	(1,666)	(852)
Total asset outflows	(1,666)	(852)

Net inflows	194	331

Market appreciation	1,203	637
Net change	1,397	(262)
Client assets at March 31	$17,712	$16,844

Growth Strategy

Our expansion of Edelman offices continues as planned. Eight new branches were added in 2010 in metropolitan New York, greater Washington, D.C., Chicago and South Florida, and four branches were added in the first quarter of 2011 in Boston, Detroit, and Richmond. An additional eight offices were opened in the Columbus, Detroit, Hartford, Los Angeles, Phoenix, and San Francisco areas during the third quarter of 2011, bringing the total number of new Edelman offices to thirty.

The expansion of Edelman offices in 2009, 2010, and 2011, along with the marketing efforts of the Edelman entities, has created more investor awareness of, and respect for, the Edelman brand. In addition to Ric Edelman’s radio show and best-selling books, a new weekly television series, The Truth About Money with Ric Edelman, airs on more than 200 public television stations across the country.

The Company plans further growth by seeking to acquire other high-caliber practices. Initiatives are also underway to attract new broker-dealers and advisors who we feel add to the success and profitability of the Company. The Company is also working to attract new clients and assets to existing businesses and has implemented a significant marketing initiative for the current year.

The sale of non-core businesses continues to provide income that keeps the Company well capitalized and poised for continued growth through acquisitions and expansion of Edelman offices. In addition, our purchases of GFS BD and GFS Advisors, LLC (“GFS IA”), (collectively “Global”), gives us a presence in the international affluent investor market, which has great profit and growth potential.

We have instituted cost savings in a variety of areas, including variable expense, integration of several support departments, and the use of technology to reduce operating expenses.

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile over the past few years.  Equity market indices reflected an average increase from a year earlier with the Dow Jones Industrial Average, the S&P’s 500 Index and the NASDAQ Composite Index up.  Despite the rally in the markets, the economic environment remains challenging with the national unemployment rate at approximately 8.5% at December 31, 2011.  The Federal Reserve Board reduced the federal funds target rate to 0 – 0.25% on December 16, 2008, and has not yet begun increasing rates.  Most economists do not expect the federal funds rate will increase significantly during 2012.

The disruptions and developments in the general economy and the credit markets over the past few years have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law on July 21, 2010.  The Act, among other things, established a Financial Stability Oversight Council and a Consumer Financial Protection Bureau whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers.  Additional regulations will be issued to implement the Act over the next few years, which may have an impact on our future operations.  We have reviewed the Act and presently do not expect the legislation to have a significant impact on our operations. We are unable to determine that final impact that the Act will have on our operations until all of the regulations have been issued.

Components of Revenue and Expenses

Revenue. Our revenue is comprised primarily of (1) fees from asset-based advisory services, wealth management, and financial planning services, (2) commission revenue from wealth advisory, and (3) principal transactions. We also earn interest on cash held and notes receivable, receive dividends from the equity and fixed income securities held in our corporate capital accounts, receive sales credits from third party placement agreements, earn fees through the sale of insurance products, and have realized and unrealized gains (or losses) on securities in our inventory account.

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the first quarter of 2012, compensation and benefits represented 63.3% of total expenses and 60.0% of total revenue, compared to 68.8% of total expenses and 59.4% of total revenue during the first quarter of 2011. The decrease in compensation and benefits as a percentage of total expenses is due to $2.3 million in non-compensation related expenses within “Other general and administrative” during the first quarter of 2012. These costs are merger transaction costs of a potential go-private merger transaction of the Company.

Floor brokerage, exchange, and clearance fees include clearing and trade execution costs associated with the retail, prime, and institutional brokerage businesses. The Company clears its transactions through several clearing firms, including Pershing, an affiliate of The Bank of New York Mellon, First Clearing Corporation, T.D. Ameritrade, and J.P. Morgan Clearing Corp.

Other expenses include (1) communications and data processing expenses, such as third-party systems, data, and software providers, (2) occupancy expenses, such as rent and utility charges for facilities, (3) interest expense, (4) amortization of other intangible assets, and (5) other general and administrative expenses.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Edelman opened four new offices during the first quarter of 2011 and no additional offices were opened during the first quarter of 2012. However, the Company did have an increase of $2.3 million non-compensation related expenses within “Other general and administrative” during the first quarter of 2012 consisting of merger transaction costs related to the potential take-private merger transaction of the Company. On April 16, 2012, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Summer Holdings II, Inc., a Delaware corporation (“Parent”), and Summer Merger Sub, Inc., a Texas corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by Lee Equity Partners, LLC. Pursuant to the merger agreement, shareholders will be paid $8.85 per share of TEFG common stock.

The proposed transaction is expected to close in the third quarter of 2012. Following completion of the transaction, the Company will become a privately held company and its stock will no longer trade on the Nasdaq Stock Market.

Total revenue was $42.5 million for the first quarter of 2012, compared to $41.6 million for the first quarter of 2011, primarily reflecting increases of $3.7 million in investment advisory and related services revenue. The increase is offset by decreases of $2.1 million in commission revenue, and a decrease in investment banking revenue of $575,000 and a decrease in interest and dividends of $611,000. Total expenses for the first quarter of 2012 increased $4.3 million or 12.0%, to $40.2 million from $35.9 million in the same quarter of the previous year, principally due to an increase in other general and administrative expenses of $3.0 million. Income from continuing operations, net of income taxes, attributable to The Edelman Financial Group Inc. was $258,000, or $0.01 per diluted common share, for the first quarter of 2012 compared to $3.5 million, or $0.12 per diluted common share, for the first quarter of 2011.

Revenue from investment advisory and related services increased to $30.8 million in the first quarter of 2012 from $27.1 million in the same quarter of 2011 as a result of an increase in client assets under management or advisement. Commission revenue decreased to $4.0 million in the first quarter of 2012 from $6.1 million for the same period in 2011 as a result of a decrease in trading volume during the first quarter of 2012. Investment banking revenue, consisting of sales credits from our participation in syndicate transactions, was $521,000 in the first quarter of 2012 compared to $1.1 million in the first quarter of 2011, reflecting several investment banking transactions in which SMH participated in the first quarter of 2011. Principal transactions revenue increased from $3.4 million for the first quarter of 2011 to $4.0 million for the first quarter of 2012 as the result of the exercise of two warrants that resulted in gains for the three months ended March 31, 2012.

During the three months ended March 31, 2012, employee compensation and benefits increased to $25.5 million from $24.7 million in the same period last year principally due to an increase in commissions paid reflecting higher revenue on investment advisory fees. Occupancy costs increased to $3.4 million from $2.7 million in the same period last year due to the additional Edelman offices opened throughout 2011. Other general and administrative expenses increased to $7.2 million during the first quarter of 2012 from $4.2 million in the first quarter of 2011 due to the Company’s merger transaction costs.

Our effective tax rate from continuing operations decreased to 22.6% for the three months ended March 31, 2012, compared to 26.6% for the three months ended March 31, 2011. The effective tax rate is less than the federal statutory income tax rate primarily as a result of certain state income tax adjustments.

Results by Segment

Mass Affluent

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Revenue	$24,970	$21,206

Income from continuing operations before income taxes	$6,092	$4,780

Revenue from the Mass Affluent segment increased to $25.0 million from $21.2 million and income from continuing operations before income taxes increased to $6.1 million from $4.8 million. Investment advisory and related services fees increased to $24.8 million from $20.3 million, reflecting a $1.3 billion increase in assets under management or advisement, largely due to the opening of twelve new offices in 2011 and market appreciation. Total expenses increased to $18.9 million from $16.4 million due to higher employee compensation costs of $1.4 million, an increase of $589,000 in marketing costs and occupancy costs of $248,000 associated with the Edelman expansion and the increase in existing client revenue.

Other Wealth Management

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Revenue	$15,829	$20,459

Income from continuing operations before income taxes	$5,705	$9,438

Revenue from Other Wealth Management decreased to $15.8 million in the first quarter of 2012 from $20.5 million in the first quarter of 2011 and income from continuing operations decreased to $5.7 million from $9.4 million. Principal transactions revenue increased to $3.5 million in the first quarter of 2012 from $3.4 in the same period in the prior year. Investment advisory and related services fees decreased to $5.9 million from $7.3 million reflecting a decrease in the size of our client portfolios. Commissions revenue also decreased from $5.5 million in the first quarter of 2011 to $3.6 million in the first quarter of 2012, due to a decrease in mutual fund and trading transactions. An additional decrease in revenue in the quarter was an decrease in sales credits from our participation in large syndicate transactions from $1.1 million in the first quarter of 2011 to $592,000 in the first quarter of 2012. Total expenses decreased to $10.6 million from $13.6 million due to lower employee compensation costs of $1.9 million associated with the decrease in total revenue. Equity in income of limited partnerships decreased to $484,000 from $2.6 million, due to a decrease in the net unrealized gain from investments in private investment limited partnerships.

Corporate Support and Other

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Revenue	$1,655	$(72)

Loss from continuing operations before income taxes	$(8,647)	$(5,073)

Revenue from Corporate Support and Other increased to $1.7 million from $(72,000), and the loss from continuing operations before income taxes increased to a loss of $8.6 million from a loss of $5.1 million. Revenue from principal transactions, which consists of changes in the values of our investment portfolios, increased to $447,000 from $17,000, due to an increase in the value of bonds held by the Company. Other income from insurance revenue increased to $515,000 during the first quarter of 2012 compared to $95,000 during the first quarter of 2011. Total expenses increased to $10.7 million in the three months ended March 31, 2012 from $5.8 million in the three months ended March 31, 2011, due to an increase in employee compensation costs of $1.4 million, and an increase in other general and administrative expenses of $2.9 million. The increase in employee compensation cost is due to additional executives hired during the second half of 2011, and an increase in other general and administrative expenses due to merger transaction costs. Equity in income of limited partnerships decreased $410,000 due to a reduction in the increase of the fair value of the investment in PTC.

Liquidity and Capital Resources

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, including funds needed for the Edelman expansion, (3) debt repayment, and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties. At March 31, 2012, we had $36.7 million in cash and cash equivalents.

Receivables turnover, calculated as annualized revenue divided by average accounts receivable, was 5.6 and 6.2 as of March 31, 2012 and December 31, 2011. The allowance for doubtful accounts as a percentage of receivables was 1.4% at March 31, 2012 and 1.6% at December 31, 2011.

For the three months ended March 31, 2012, net cash provided by operations was $5.3 million versus net cash used by operations of $3.9 million during the same period in 2011. Financial instruments, owned, at fair value, decreased by $516,000 during the first three months of 2012. The Company’s portfolio consists of long equity positions as of March 31, 2012. Our asset managers generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market and employ hedging strategies designed to insulate the net value of our portfolios from fluctuations in the general level of interest rates and equity price variances. We finance a portion of our positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily Level 3 investments in limited partnerships, were $26.5 million at March 31, 2012 and $26.6 million at December 31, 2011.

Capital expenditures for the first three months of 2012 were $1.1 million, mainly for the purchase of leasehold improvements, furniture, computer equipment and software necessary for the Edelman expansion.

SMH and GFS BD are subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At March 31, 2012, SMH had net capital of $10.0 million as defined, which was $9.5 million in excess of its required net capital of $528,000. GFS BD had net capital of $2.2 million as defined, which was $2.1 million in excess of its required net capital of $100,000.

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

Critical Accounting Policies/Estimates

Investment – Valuation of Level 2 and 3 Financial Instruments. Level 3 investments consist of investments in private companies, limited partnerships, equities, options, and warrants.  Investments in private investment limited partnerships are carried at fair value and based on quarterly valuations prepared by the general partner of such partnerships, and reviewed by their valuation committee.  Investments in other limited partnerships are valued at fair value based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time.

Investments in Level 2 investments and Level 3 investments, including marketable financial instruments with insufficient trading volumes and restricted financial instruments are carried at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At March 31, 2012, the investment portfolio included investments totaling $26.5 million and $26.6 million as of March 31, 2012 and December 31, 2011, whose values had been estimated by the Company.

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

Level 2 investments include securities that are valued using industry-standard pricing methodologies, models, or other valuation methodologies. Level 2 inputs are other than quoted market prices that are observable for the asset, either directly or indirectly

The selection of appropriate valuation techniques may be affected by the availability of relevant inputs as well as the relative reliability of the inputs.  In some cases, one valuation technique may provide the best indication of fair value while in other circumstances, multiple valuation techniques may be appropriate.  The results of the application of the various techniques may not be equally representative of fair value, due to factors such as assumptions made in the valuation.  In some situations, the Company may determine it appropriate to evaluate and weigh the results, as appropriate, to develop a range of possible values, with the fair value based on the Company’s assessment of the most representative point within the range.

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

Remaining amounts of goodwill at March 31, 2012 were as follows:  Edelman - $67.2 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, Leonetti - $225,000, IFS - $409,000, and Global - $10.8 million.  Future goodwill impairment tests may result in a future charge to earnings.

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

Variable Interest Entities. We adopted accounting changes described in ASC 810, Consolidation as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing whether to consolidate a variable interest entity and require ongoing reassessments for consolidation. Management reevaluates the Company’s variable interest entities for consolidation or deconsolidation on a quarterly basis. Based on management’s review of variable interest entities at March 31, 2012, there were no changes to the entities that are consolidated from the previous quarter end.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the three months ended March 31, 2012, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Our financial services business is affected by general economic conditions. Our revenue relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management.

At March 31, 2012, financial instruments, owned, at fair value by the Company was $31.2 million, including $6.3 million in marketable securities, $22.6 million representing the Company’s investments in limited partnerships, and $2.3 million representing other not readily marketable securities.

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

Information regarding certain of these matters is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, and in Note 11 to the interim Condensed Consolidated Financial Statements.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs
January 1 to January 31, 2012	-	$-	-	69,703
February 1 to February 29, 2012	-	-	-	69,703
March 1 to March 31, 2012	8,153	6.57	8,153	61,550

Total	8,153	$6.57	8,153	61,550

(1)	The Company announced a share repurchase program on November 7, 2007, to purchase up to 1.0 million shares of the Company's shares of common stock. On May 27, 2010, the board of directors approved the repurchase of up to an additional 1.0 million shares of common stock, subject to maximum expenditure of $2.5 million under our credit agreement. In April 2011, a waiver from the bank was obtained to approve the repurchase of another $2.5 million of treasury shares.

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

Date: May 10, 2012

