Form 10-Q
period 2012-06-30
EDELMAN FINANCIAL GROUP INC.
filed 2012-08-09
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 3, 2012, the registrant had 29,074,560 outstanding shares of common stock, par value $0.01 per share.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and
	December 31, 2011	2

	Condensed Consolidated Statements of Income for the Three and Six Months
	Ended June 30, 2012 and 2011 (unaudited)	3

	Condensed Consolidated Statement of Changes in Equity for the Six Months
	Ended June 30, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2012 and 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 5.	Other Information	47

Item 6.	Exhibits	48

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and December 31, 2011

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Cash and cash equivalents	$35,836	$48,605
Restricted cash	990	1,145
Receivables from customers, net	31,384	29,321
Notes, loans, and other receivables, net	63,379	67,297
Deposits with clearing organizations	1,301	1,301
Financial instruments, owned, at fair value	27,989	30,907
Other investments	1,696	1,690
Furniture, equipment, and leasehold improvements, net	10,243	11,731
Other assets and prepaid expenses	4,541	4,809
Goodwill, net	84,676	84,676
Other intangible assets, net	58,203	59,962
Total assets	$320,238	$341,444

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$38,723	$47,580
Borrowings	16,173	19,114
Deferred tax liability, net	14,670	13,397
Total liabilities	69,566	80,091

Commitments and contingencies

Equity:
Preferred stock, $0.10 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares
authorized; 31,219,775 and 30,752,128 shares issued,
respectively	312	308
Additional paid-in capital	241,867	246,485
Accumulated deficit	(10,764)	(8,020)
Treasury stock, at cost, 2,145,215 and 1,613,814 shares, respectively	(14,257)	(9,674)
Total The Edelman Financial Group Inc. shareholders' equity	217,158	229,099
Noncontrolling interest	33,514	32,254
Total equity	250,672	261,353
Total liabilities and equity	$320,238	$341,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Investment advisory and related services	$32,151	$29,644	$62,934	$56,758
Commissions	3,806	4,902	7,793	11,016
Principal transactions	3,822	3,591	7,789	7,002
Investment banking	1,760	564	2,281	1,659
Interest and dividends	1,945	2,732	3,550	4,948
Other income	1,859	1,393	3,452	3,037
Total revenue	45,343	42,826	87,799	84,420
Expenses:
Employee compensation and benefits	25,089	24,190	50,551	48,888
Floor brokerage, exchange, and clearance fees	161	238	293	523
Communications and data processing	2,610	2,618	4,994	4,950
Occupancy	3,270	2,819	6,702	5,537
Interest	386	505	837	1,108
Amortization of other intangible assets	1,111	1,082	2,226	2,147
Loss on note receivable held-for-sale	-	4,375	-	4,375
Other general and administrative	8,571	4,028	15,814	8,234
Total expenses	41,198	39,855	81,417	75,762
Income from continuing operations before equity in income of
limited partnerships and income taxes	4,145	2,971	6,382	8,658
Equity in income of limited partnerships	1,038	6,078	1,953	9,538
Income from continuing operations before income taxes	5,183	9,049	8,335	18,196
Provision for income taxes	1,472	2,525	2,185	5,023
Income from continuing operations, net of income taxes	3,711	6,524	6,150	13,173
Loss from discontinued operations, net of income taxes of
$(655), $(287), $(688) and $(766), respectively	(1,580)	(449)	(1,714)	(1,196)
Net income	2,131	6,075	4,436	11,977
Less: Net income attributable to the noncontrolling interest	(1,919)	(2,234)	(4,220)	(5,298)
Net income attributable to The Edelman Financial Group Inc.	$212	$3,841	$216	$6,679
Basic earnings (loss) per common share:
Continuing operations	$0.06	$0.14	$0.07	$0.26
Discontinued operations	(0.05)	(0.01)	(0.06)	(0.03)
Net earnings	$0.01	$0.13	$0.01	$0.23
Diluted earnings (loss) per common share:
Continuing operations	$0.06	$0.14	$0.06	$0.25
Discontinued operations	(0.05)	(0.01)	(0.05)	(0.03)
Net earnings	$0.01	$0.13	$0.01	$0.22
Weighted average common shares outstanding:
Basic	29,331	29,150	29,282	29,159
Diluted	29,931	30,174	30,090	30,086
Amounts attributable to The Edelman Financial Group Inc.
common shareholders:
Income from continuing operations, net of income taxes	$1,792	$4,218	$1,930	$7,646
Loss from discontinued operations, net of income taxes	(1,580)	(377)	(1,714)	(967)
Net income	$212	$3,841	$216	$6,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2012
(in thousands, except share and per share amounts)
(unaudited)

	Amounts	Shares
Common stock:
Balance, beginning of period	$308	30,752,128
Stock issued pursuant to contingent earnout agreement	2	231,231
Stock issued pursuant to stock-based compensation plans	2	236,416
Balance, end of period	312	31,219,775
Additional paid-in capital:
Balance, beginning of period	246,485
Warrant repurchase	(8,000)
Stock issued pursuant to contingent earnout agreement	1,498
Stock issued pursuant to stock-based compensation plans; including tax benefit	1,559
Tax adjustment related to stock-based compensation plans	84
Stock-based compensation expense	241
Balance, end of period	241,867
Accumulated deficit:
Balance, beginning of period	(8,020)
Cash dividends ($0.10 per share)	(2,960)
Net income attributable to The Edelman Financial Group Inc.	216
Balance, end of period	(10,764)
Treasury stock:
Balance, beginning of period	(9,674)	(1,613,814)
Acquisition of treasury stock	(4,583)	(531,401)
Balance, end of period	(14,257)	(2,145,215)
Noncontrolling interest:
Balance, beginning of period	32,254
Distributions	(4,418)
Disposition of noncontrolling interest	1,458
Net income attributable to the noncontrolling interest	4,220
Balance, end of period	33,514
Total equity and common shares outstanding	$250,672	29,074,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE EDELMAN FINANCIAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,436	$11,977
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	2,022	570
Loss on note receivable held-for-sale	-	4,375
Depreciation	2,098	1,914
Provision for bad debts	224	(111)
Stock-based compensation expense	2,096	1,818
Amortization of other intangible assets	2,226	2,147
Deferred income taxes	1,273	(195)
Equity in income of limited partnerships	(1,953)	(9,538)
Unrealized and realized gains on not readily marketable financial instruments owned, net	301	(369)
Net change in:
Restricted cash	156	15
Receivables from customers, net	(2,837)	(6,200)
Notes, loans, and other receivables, net	4,249	7,828
Deposits with clearing organizations	-	1,400
Financial instruments, owned, at fair value	(354)	11,591
Other assets and prepaid expenses	255	(1,343)
Accounts payable and accrued liabilities	(1,579)	(4,842)
Securities sold, not yet purchased	-	(9,909)
Net cash provided by operating activities	12,613	11,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,931)	(1,721)
Internally developed software expenditures	(467)	(640)
Contingent consideration payment	(3,000)	-
Notes receivable issued	(100)	(3,000)
Purchases of not readily marketable financial instruments, owned	(140)	-
Proceeds from sales of not readily marketable financial instruments, owned	1,535	5,999
Proceeds from sale of assets	50	-
Net cash (used in) provided by investing activities	(4,053)	638
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(54)	(3,119)
Proceeds from shares issued pursuant to stock-based compensation plans	1,561	930
Tax adjustment related to stock-based compensation plans	84	(168)
Repurchase of warrants	(8,000)	-
Repayment of borrowings	(2,941)	(2,941)
Merger transaction costs	(4,624)	-
Distributions to noncontrolling interest	(4,418)	(9,330)
Payments of cash dividends	(2,937)	(2,918)
Net cash used in financing activities	(21,329)	(17,546)
Net decrease in cash and cash equivalents	(12,769)	(5,780)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,605	44,521
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,836	$38,741

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

Pending Proposed Merger Transaction

On April 16, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Summer Holdings II, Inc. (“Parent”) and Summer Merger Sub, Inc., (“Merger Sub”) pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by Lee Equity Partners, LLC. Pursuant to the Merger Agreement, shareholders will be paid $8.85 per share of TEFG common stock. The proposed transaction is expected to close in the third quarter of 2012.

For terms of the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such a termination, as well as other terms and conditions, refer to the Merger Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2012.

The merger is currently expected to close in the third quarter of this year, and is subject to customary closing conditions as well as approval and adoption of the Merger Agreement by the Company’s shareholders (including approval by a majority of the outstanding unaffiliated shares of common stock, which excludes any shares of common stock held by Parent and Merger Sub). If completed, the merger will result in the Company becoming a privately-held company, and its shares of common stock will no longer be listed on any public market. No assurance can be given that the merger will be completed.

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

The Company concluded that it was a primary beneficiary of two VIEs at January 1, 2010. The Company had a 50% direct ownership, with a subsequent purchase of an additional 0.5% in the fourth quarter of 2010, in one of these entities, and a 65% direct ownership in the other. These entities are professional sports agencies that assist professional athletes with contract negotiation, marketing, and public relations. The Company provided significant financial support, which it was not contractually obligated to do, beginning on January 1, 2010, to assist these entities to continue operating as going concerns and also became significantly more involved with the day-to-day operations of managing the businesses. The Company concluded that it has the power to direct the activities that significantly impact these entities’ economic performance and has the obligation to absorb the significant losses and receive benefits related to these entities due to its increased support. During the second quarter of 2012, the professional sports agencies were sold, and therefore, deconsolidated.

There were four VIEs identified by management in prior periods in which the Company does not have the power to direct the activities of these entities, therefore, they remain nonconsolidated VIEs as of June 30, 2012. One of the nonconsolidated VIEs had previously been consolidated due to financial support provided by the Company. However, the Company does not have the power to direct the activities of the entity that most significantly impacts the entity’s economic performance. The Company has deconsolidated and accounted for this limited partnership investment at fair value since January 1, 2010. This investment is now reported on the Condensed Consolidated Balance Sheets within “Financial instruments, owned, at fair value,” with the change in fair value included in “Equity in income of limited partnerships” on the Condensed Consolidated Statements of Income. The fair value of this investment is $17.7 million at June 30, 2012, which is also the Company’s maximum exposure to loss from this nonconsolidated VIE.

Another nonconsolidated VIE is accounted for as a fair value method investment held by SMH for certain equity shares that were converted to equity from a note receivable during the second quarter of 2012, in the amount of $1.1 million, and is recorded as “Financial instruments, owned, at fair value” on the Condensed Consolidated Balance Sheets as of June 30, 2012. The nonconsolidated VIE is also accounted for as a cost method investment held by TEFG, in the amount of $900,000, and is recorded as “Other investments” on the Condensed Consolidated Balance Sheets as of June 30, 2012. The Company has no requirement to provide additional funding to this entity, and $2.0 million is the Company’s maximum loss exposure as of June 30, 2012.

Concept Capital Holdings, LLC (“CCH”) and Concept Capital Administration, LLC (“CCAdmin”) were additional nonconsolidated VIEs through December 31, 2011, which were former divisions of the Company that were previously consolidated, but as a result of the spin-off transactions in 2010 and 2011, the new entities formed due to the spin-off were not consolidated. Management does not have the power to direct the activities of CCH or CCAdmin. The Company does not intend to provide additional financial support in the future to CCH or CCAdmin. On December 31, 2011, the remaining profits and member interests in CCH and CCAdmin of $1.0 million were sold back to the parent of CCH and CCAdmin for $25,000. The two notes receivable issued by CCH as part of the spin-off transactions were exchanged for one note receivable with minimum principal payments due beginning January 1, 2014. The Company’s maximum exposure to loss for CCH and CCAdmin is the value of the remaining note receivable with a total balance, net of discount, of $5.0 million, including accrued interest as of June 30, 2012.

As of April 1, 2012, a consolidated private investment limited partnership management company was deconsolidated, due to a loss of control of the management company from a SMH employee termination that was a managing director of the management company. The investment in the management company held by SMH was subsequently accounted for at fair value within “Financial instruments, owned, at fair value” on the Condensed Consolidated Balance Sheets as of June 30, 2012.

In management's opinion, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our Condensed Consolidated Balance Sheets at June 30, 2012, and December 31, 2011, our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, our Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2012, and our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011. All adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Out-of-Period Adjustments

During the preparation of our condensed consolidated financial statements for the period ended June 30, 2012, we identified several errors in our tax provision methodologies and calculations that related to periods prior to 2012. These errors primarily impacted the deferred tax assets and liabilities balances and the taxes payable/receivable balances. The Company assessed the impact of these errors on its prior interim and annual consolidated financial statements and concluded that these errors were not material to any recently issued consolidated financial statements.

As a result, we corrected these errors in our condensed consolidated financial statements during the preparation of our second quarter 2012 Form 10Q by adjusting the December 31, 2011 balances as follows:

	December 31, 2011
	As Reported	Adjustments	As Recast
		(in thousands)
ASSETS
Notes, loans, and other receivables, net	$68,960	$(1,663)	$67,297
Total assets	343,107	(1,663)	341,444

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	42,644	4,936	47,580
Deferred tax liability, net	25,335	(11,938)	13,397
Total liabilities	87,093	(7,002)	80,091

Additional paid in capital	246,218	267	246,485
Accumulated deficit	(13,092)	5,072	(8,020)

Total The Edelman Financial Group Inc. shareholders' equity	223,760	5,339	229,099
Total equity	256,014	5,339	261,353
Total liabilities and equity	343,107	(1,663)	341,444

All amounts in this report on Form 10Q affected by the revision adjustment reflect such amounts as revised.

In addition, as a result of the process discussed above, we identified a component of our adjustment that relates to the provision for income taxes for the year ended December 31, 2011 amounting to $368,000. The Company concluded that this amount was not material to the financial statements for the year ended December 31, 2011.   This adjustment resulted from a discrete event that occurred in the fourth quarter of 2011 and will be corrected through an adjustment to that quarter.  Since the Condensed Consolidated Statements of Income included in this Form 10Q are for the three and six months ended June 30, 2011, this adjustment is not reflected herein.

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

New Authoritative Accounting Guidance

ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) – Intangibles – Goodwill and Other, ASU 2012-02 permits entities to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the asset is impaired it would then perform the impairment test; otherwise, no further impairment test would be required. The amended guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal periods beginning after September 15, 2012. All entities have the option to early adopt the amended guidance. We did not adopt this new guidance in 2012, since we had already completed our annual impairment testing under the prior guidance. We do not expect our adoption of this new guidance to have an impact on our financial position or results of operations.

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

The initial consideration for the Global purchase was $18.0 million, of which $15.0 million was paid in cash and $3.0 million was paid in shares of TEFG common stock, with a fair value on acquisition date of $2.4 million, including a discount for a twelve month lock-up period on the stock issued.  The initial consideration is subject to upward adjustment by a maximum amount of $4.5 million based on Global achieving adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) in 2011 and/or 2012 in excess of $5.0 million, and further upward adjustment based on the compounded annual growth rate (“CAGR”) of Global’s EBITDA achieved in 2012, 2013, and 2014, for a maximum of $9.6 million if the top tier thresholds are achieved.  The earnout consideration, based on EBITDA, was earned in 2011 for the maximum amount of $4.5 million, which was paid during March 2012, of which $3.0 million was paid in cash and $1.5 million was paid in the Company’s stock. The fair value of the remaining future consideration based on the CAGR of Global’s EBITDA is $3.9 million at June 30, 2012, and is recorded as a liability in the Company’s Condensed Consolidated Balance Sheets.  Payments, if any, on the estimated remaining earnout are due in 2013 and 2014. The total fair value of consideration was $25.3 million, which exceeded the fair value of the net assets acquired.

Consideration paid:
Cash consideration	$15,000
Equity consideration	2,399
Earnout and CAGR future consideration	7,928
Total consideration paid	$25,327

Recognized assets and liabilities:
Cash and cash equivalents	$844
Receivables from customers, net	1,017
Deposits with clearing organizations	1,000
Furniture, equipment, and leasehold improvements, net	347
Other intangible assets, net	32,331
Accounts payable and accrued liabilities	(1,788)
Total identifiable net assets	$33,751

Goodwill	$10,812

Noncontrolling interest	$(19,236)

The valuation techniques used to measure the fair value of the noncontrolling interest included the income and market-guideline public company approaches.  Discounts for lack of control and marketability were applied to determine fair value.

In addition to the net assets acquired, an indemnification asset was recognized as of December 31, 2010 for the indemnification of TEFG for uncertain tax liability payments that resulted from tax years before 2010. An asset in the amount of $282,000 was recorded, in the same amount of the corresponding uncertain tax liability recorded by Global as of December 31, 2010, and is included in “Notes, loans, and other receivables, net.” The estimated uncertain tax position liability was subsequently reduced to $76,000 during the second quarter of 2012, along with the offsetting indemnification asset.

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

Dispositions

During the second quarter of 2011, management made the decision to sell its interest in the professional sports agencies. The sale of Select Sports Group, Ltd. (“SSG”) was completed on June 15, 2012, with a net gain on sale of $13,000, which is included in “Loss from discontinued operations, net of income taxes” on the Condensed Consolidated Statements of Income. As consideration for the sale of SSG, the terms of the Equity Purchase Agreement provide that the Company will receive 12.5% of consolidated cash receipts of SSG for each of the calendar years beginning on or after January 1, 2014 and ending on or before December 31, 2021 up to a maximum of $300,000 per year. The fair value of this note receivable is $1.2 million as of the date of the sale, and is included in “Notes, loans, and other receivables, net” on the Condensed Consolidated Balance Sheets as of June 30, 2012. 10 Sports Group L.P. (“10 Sports”) was not part of the sale of SSG, but was closed during the second quarter of 2012 and deconsolidated with a loss of $993,000, which is included in “Loss from discontinued operations, net of income taxes” on the Condensed Consolidated Statements of Income. The results of operations for SSG and 10 Sports have been included in “Loss from discontinued operations, net of income taxes” on the Condensed Consolidated Statements of Income for all periods presented.

Due to the dispositions that have occurred between December 31, 2009 and the second quarter of 2012, the need for corporate lease space has become less; therefore, management entered into an agreement with the building lease management company of the corporate office in Houston, Texas to terminate a portion of the corporate lease space with no termination fees. Management determined the portion of the deferred rent balance that related to the lease space that was terminated on one floor of the building and recognized a gain on the deferred rent credit for the lease termination in the amount of $563,000 for the three and six months ended June 30, 2012. In addition, management wrote off the leasehold improvements that related to the terminated lease space and sold the furniture that was in the leased area for $50,000, with a net loss on fixed assets of $1.0 million for the three and six months ended June 30, 2012. The gain on the deferred rent credit is included in “Other income” and the net loss on fixed assets is included in “Other general and administrative” expenses on the Condensed Consolidated Statements of Income.

3.	FINANCIAL INSTRUMENTS, OWNED, AT FAIR VALUE

The following table sets forth by level within the fair value hierarchy financial instruments, owned, at fair value as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Investments at fair value:
Corporate stocks and options	$3,390	$-	$1,695	$5,085
Corporate bonds	-	262	-	262
Limited partnerships-consolidated
management companies	-	-	1,376	1,376
Limited partnerships-other	-	-	21,258	21,258
Warrants	-	8	-	8
Total financial instruments, owned,
at fair value	$3,390	$270	$24,329	$27,989

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

Level 3 investments consist of investments in limited partnerships, stocks, options, and warrants. The Company is restricted from exiting their investments in limited partnerships-consolidated management companies (“private investment limited partnerships”) prior to dissolution of the partnership; however, limited partners can sell their interest in the private investment limited partnerships to qualified investors. The Company does not intend to exit the private investment limited partnerships until dissolution. The Company expects to receive its interests in the private investment limited partnerships over the remaining one to ten year life of the private investment limited partnerships. There were no unfunded commitments in the private investment limited partnerships as of June 30, 2012. In accordance with FASB ASC Topic 323, Investments – Equity Method and Joint Ventures, direct investments in limited partnerships are accounted for using the equity method which approximates fair value. Proprietary investments in limited partnerships held by the Company’s broker-dealer subsidiary are accounted for at fair value. Investments in limited partnerships – other principally consists of investments in PTC Houston Management, L.P. (“PTC”).

The consolidated management companies’ investments in limited partnerships principally consist of ownership in the following private investment partnerships:  Corporate Opportunities Fund, L.P., Corporate Opportunities Fund (Institutional), L.P., Sanders Opportunity Fund, L.P., Sanders Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund, L.P., Life Sciences Opportunity Fund (Institutional), L.P., Life Sciences Opportunity Fund II, L.P., Life Sciences Opportunity Fund (Institutional) II, L.P., SMH Private Equity Group I, L.P., SMH Private Equity Group II, L.P., and SMH Zilliant, LLC.   Carried interest is included within these investment values that are recorded at net asset value, which approximates fair value. Carried interest is recognized based on the fair value of the carried interest after all capital has been returned to the investors, and is subject to clawback provisions within the limited partnership agreements. Additional amounts not included within net asset value are amounts held in escrow that have not been received by the consolidated management companies of the limited partnerships in the amount of $252,000 as of June 30, 2012. Amounts held in escrow upon the sale of an investment are recognized as an investment gain upon receipt.

 The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments, owned for the six months ended June 30, 2012:

	Limited Partnerships
	Consolidated	Limited
	Management	Partnerships		Stocks and
	Companies	Other	Warrants	Options	Total
	(in thousands)

Balance, beginning of period	$1,037	$21,618	$301	$197	$23,153
Unrealized gains (losses)	361	1,097	(235)	(36)	1,187
Realized gains	-	-	213	-	213
Purchases	-	-	-	1,105	1,105
Sales	-	-	(279)	279	-
Distributions	(22)	(1,307)	-	-	(1,329)
Transfers	-	(150)	-	150	-
Balance, end of period	$1,376	$21,258	$-	$1,695	$24,329

The change in unrealized appreciation related to financial instruments, owned at June 30, 2012, was $1.4 million.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments, owned for the six months ended June 30, 2011:

	Limited Partnerships
	Consolidated	Limited
	Management	Partnerships		Stocks and
	Companies	Other	Warrants	Options	Bond	Total
	(in thousands)

Balance, beginning of period	$4,459	$19,686	$11	$142	$356	$24,654
Unrealized gains (losses)	2,541	6,478	(7)	562	-	9,574
Realized loss	-	-	-	-	(356)	(356)
Purchases	-	(1,200)	-	-	-	(1,200)
Sales	-	-	-	-	-	-
Distributions	(964)	(3,724)	-	-	-	(4,688)
Transfers	-	-	(4)	4	-	-
Balance, end of period	$6,036	$21,240	$-	$708	$-	$27,984

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. There were no significant transfers into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2012 and 2011.

Unrealized gains (losses) for Level 3 financial instruments, owned are a component of “Principal transactions” and “Equity in income of limited partnerships” in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
		Equity in Income		Equity in Income
	Principal	of Limited	Principal	of Limited
	Transactions	Partnerships	Transactions	Partnerships
	(in thousands)		(in thousands)

Unrealized gains (losses)	$(28)	$982	$501	$3,090

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
		Equity in Income		Equity in Income
	Principal	of Limited	Principal	of Limited
	Transactions	Partnerships	Transactions	Partnerships
	(in thousands)		(in thousands)

Unrealized gains (losses)	$500	$5,960	$449	$9,125

The following table sets forth the significant unobservable inputs of the Level 3 fair value instruments as of June 30, 2012:

	Fair Value at June 30, 2012	Valuation Technique(s)	Unobservable Input		Range (Weighted Average)
(in thousands)

Limited partnerships - consolidated management companies	$ 1,376	Net asset value	Per share value of net assets and liabilities	(a)	Not applicable

Limited partnerships other - private investment partnerships	$ 3,567	Net asset value	Per share value of net assets and liabilities	(a)	Not applicable

Limited partnerships other	$ 17,691	Discounted cash flow	Hurdle rate for income distributions		8.0%
			Discount for lack of marketability	(b)	12.5%
			Control premium	(b)	12.5%

		Unsolicited firm offers	Offer price		$ 11,779 - $ 16,711

Stocks and options (c)	$ 1,695	Net asset value	Per share value of net assets and liabilities	(a)	Not applicable

		Unsolicited firm offer	Offer price		$ 199

		Recent round of financing	Offer price		$ 1,005

(a)	Represents net asset value per share that approximates fair value of an investment in a limited partnership, including fair value of carried interest in the limited partnership.
(b)	Represents amounts used when the reporting entity has determined that market participants would take into account these premiums and discounts when pricing investments.
(c)	The options held have similar qualities to an investment in carried interest of a private investment partnership; therefore, management estimates fair value of the option at net asset value of the limited partnership.

The significant unobservable inputs used in the fair value of the reporting entity’s per share net asset value and discounted cash flow inputs, such as discounts and hurdle rates. Significant increases (decreases) in net asset values would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in hurdle rates and discounts would result in a significantly lower (higher) fair value measurement.

At June 30, 2012, the Company had $796,000 and $900,000 in other investments that are valued using the equity method and cost basis, respectively. The fair value of these investments has not been estimated since there are no events or changes in circumstances that may have a significant adverse effect on the fair value, and it is not practicable to estimate the fair value of these investments.

4.	RECEIVABLES FROM CUSTOMERS AND NOTES, LOANS, AND OTHER RECEIVABLES, NET

	June 30,	December 31,
	2012	2011
	(in thousands)

Receivables from customers	$31,666	$29,714
Allowances for bad debts	(282)	(393)
Receivables from customers, net	$31,384	$29,321

Notes Receivable:
Nonaffiliates	$8,419	$8,455
Employees and executives	1,338	1,574
Other affiliates	350	350
Receivables from affiliated limited partnerships	549	494
Receivables from other affiliates	1,598	2,075
Receivable from Endowment Advisers	52,204	55,581
Current tax receivable	-	1,663
Allowances for bad debts	(1,079)	(1,232)
Notes, loans, and other receivables, net	$63,379	$68,960

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

An additional note that is also included in “Notes Receivable: Nonaffiliates” is the note received as consideration for the sale of SSG on June 15, 2012, in which the Company will receive 12.5% of consolidated cash receipts of SSG for each of the calendar years beginning on or after January 1, 2014 and ending on or before December 31, 2021 up to a maximum of $300,000 per year. The fair value of this note receivable is $1.2 million as of the date of the sale. From the closing date of the note up until the fourth anniversary, the purchaser has the right, but not the obligation, to make a one-time payment, in the amount of $1.5 million, minus any payments that have been made on the note, in complete satisfaction of the purchase price of SSG.

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

CCH issued two uncollateralized notes during 2010, in connection with the disposition of the Concept division of SMH.  Discounts on the amounts funded in 2011 were recorded in the amount of $255,000 for each quarter, during the first and second quarters of 2011, based on the difference in market interest rates at the date of issuance and the stated rate of interest on the notes. The discounts were recorded as a loss on contribution of the Concept division’s assets, as part of the disposition and are included in “Loss on discontinued operations, net of income taxes” in the Condensed Consolidated Statements of Income.  The two notes issued in 2010 were exchanged for one note that bears a fixed interest rate at the applicable federal rate for instruments with a term of over ten years provided under Section 1274(d) of the Internal Revenue Code of 1986 on the closing date of December 31, 2011, in the amount of $5.9 million. Principal on the note is due monthly, beginning January 1, 2014, and interest is due monthly beginning on February 1, 2012. A discount on the note received in 2011 was recorded in the amount of $970,000 on December 31, 2011. The discount on the note issued in 2011 will be amortized monthly over the life of the loan. The amortization of the discount is recorded in “Interest and dividends” on the Condensed Consolidated Statements of Income during the six months ended June 30, 2012 in the amount of $45,000.

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

In mid-August 2011, the proposed transaction to sell the Madison receivable terminated. Madison was recapitalized, including receiving additional funding from a third-party investor in the form of debt to increase the viability of Madison. At the time of the recapitalization, the Madison note was forgiven in a troubled debt restructuring since the loan could not be sold in the initial proposed transaction from the second quarter. In exchange for forgiveness of the Madison note, the Company received newly-issued preferred Series D membership units in Madison Williams and Company, LLC, the parent of Madison, with a value of $4.0 million. The remaining balance of the Madison note and accrued interest classified as held-for-sale as of June 30, 2011, in the amount of $4.4 million, was written off and the Series D units were recorded at $4.0 million, resulting in a loss on troubled debt restructuring of $375,000, included within “Equity in income (loss) of limited partnerships” in the third quarter of 2011.

On September 27, 2011, Madison notified the Financial Industry Regulatory Authority (“FINRA”) and the investors in Madison of a net capital violation. Based on Madison’s balance sheet as of September 30, 2011, there were not sufficient assets available to pay their debts and other working capital needs. Therefore, the Company wrote off the value of the Series D preferred units received from the troubled debt restructuring of $4.0 million, within “Equity in income (loss) from limited partnerships” during the three months ended September 30, 2011. In addition to the write-down of the Series D units to $0, the Company also wrote down $2.5 million of Series A units that represent the remaining interests in Madison from the spin-off of Madison in 2009 during the three months ended September 30, 2011. A related party receivable from Madison to SMH for a sublease and other expenses that were billed to Madison was also written off in the third quarter of 2011, in the amount of $1.4 million within “Other general and administrative” expenses on the Condensed Consolidated Statements of Income. Madison filed a voluntary petition under Chapter 7 of the Bankruptcy Code on December 29, 2011, and ceased operations. There were no remaining receivables or other expected losses, investments in, or funding commitments to Madison as of December 31, 2011.

The Company has one note receivable on nonaccrual status in the amount of $233,000 as of June 30, 2012, and is fully reserved due to nonpayment on the note.   Accounts over 90 days past due are monitored at least quarterly by management.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Changes in the carrying amount of goodwill and other intangible assets were as follows:

	Six Months Ended June 30, 2012 (in thousands)

			Amortizable Intangible Assets:
			Covenants		Internally		Total Other
			Not	Customer	Developed		Intangible
	Goodwill	Trade Names	To Compete	Relationships	Software	Subtotal	Assets
Balance, beginning of period	$84,676	$26,636	$3,450	$29,361	$515	$33,326	$59,962
Internally developed software-internal use	-	-	-	-	467	467	467
Amortization of other intangible assets	-	-	(672)	(1,447)	(107)	(2,226)	(2,226)
Balance, end of period	$84,676	$26,636	$2,778	$27,914	$875	$31,567	$58,203

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

As of June 30, 2012, the remaining weighted-average amortization period was 2.16 years for covenants not to compete, 9.78 years for customer relationships, and 2.50 years for internally developed software included in the table above.

The following table shows estimated future amortization expense related to these intangible assets :

For the Years Ending December 31,
(in thousands)
2012	$2,300
2013	4,601
2014	3,877
2015	2,998
2016	2,895
Thereafter	14,896

6.	BORROWINGS

In May 2009, the Company borrowed $25.0 million under a credit agreement with a bank.  The maturity date was October 31, 2012, and included interest at the greater of the prime rate or 5%.  Principal of $1.8 million plus interest was payable quarterly.  The credit agreement was amended and restated on December 31, 2010 to extend the maturity date to December 31, 2014, with the same loan commitment of $25.0 million and the same interest rate of the greater of prime rate or 5%.  Principal of $1.5 million plus interest is due quarterly.  Interest expense on the credit agreement was $208,000 and $275,000 for the three months ended June 30, 2012 and 2011, and $434,000 and $579,000 for the six months ended June 30, 2012 and 2011, and is included in “Interest” expense on the Condensed Consolidated Statements of Income. The additional proceeds of the loan of $11.9 million were used to complete the Global acquisition at December 31, 2010.  The credit agreement is secured by substantially all of the assets of the Company, other than the assets of SMH and GFS BD.  The credit agreement contains various covenants customary for transactions of this type including the requirement that the Company maintain minimum financial ratios, net worth, liquid assets, and cash balances, as well as minimum assets under management, and meet monthly, quarterly, and annual reporting requirements.  The credit agreement also contains covenants that restrict the ability of the Company, among other things, to incur indebtedness, pay dividends or distributions, make capital expenditures and other restricted payments, including investments, and consummate asset sales.  At June 30, 2012, the Company was in compliance with all covenants.

7.	INCOME TAXES

The difference between the effective tax rate reflected in the income tax provision from continuing operations attributable to the Company and the statutory federal rate for the three and six months ended June 30, 2012 and 2011 is attributable to state income tax expense offset by the favorable impact of noncontrolling interest. The Company reported effective tax rates from continuing operations of 28.4% and 27.9% for the three months ended June 20, 2012 and 2011, and 26.2% and 27.6% for the six months ended June 30, 2012 and 2011.

The Company reported income tax benefit attributable to discontinued operations of $655,000 and $287,000 for the three months ended June 30, 2012 and 2011, and $688,000 and $766,000 for the six months ended June 30, 2012 and 2011.

8.	ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company has three types of stock-based compensation awards: (1) stock options, (2) restricted common stock and (3) restricted stock units.

The following table sets forth pertinent information regarding stock option transactions for the six months ended June 30, 2012:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 1, 2012	235,000	$14.14
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding at June 30, 2012	235,000	14.14

Options exercisable at June 30, 2012	235,000	14.14

Incentive award shares available for grant at June 30, 2012	2,194,339	$-

There were no options exercised during the six months ended June 30, 2012. During the six months ended June 30, 2011, 30,000 options were exercised for which the Company received proceeds of $170,000. The Company did not recognize pretax compensation expense during the six months ended June 30, 2012 and 2011, related to stock options as all of the options are fully vested. There was no unrecognized stock-based compensation expense related to stock options at June 30, 2012 and 2011.

The following table summarizes certain information related to restricted common stock grants at June 30, 2012:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2012	110,054	$6.39

Nonvested at June 30, 2012	51,670	6.24

For the six months ended June 30, 2012:

Granted	-	-

Vested	58,384	6.52

Forfeited	-	-

The Company recognized pretax compensation expense of $241,000 and $415,000 during the six months ended June 30, 2012 and 2011, related to its restricted common stock plan. At June 30, 2012, total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock was $396,000 and is expected to be recognized over the next 3.50 years.

In 2010, 2011, and 2012, new executive and key manager incentive stock unit sub plans were adopted under the Long-term Incentive Plan, effective January 1, 2010, 2011, and 2012, respectively. In calculating the value of an award, the value of each restricted stock unit is equal to the closing price of a share of stock on the date of grant. A participant in the plan has no rights as a stockholder of the Company, no dividend rights and no voting rights with respect to the restricted stock units. No adjustments will be made to any outstanding awards for cash dividends paid on shares during the performance period in which they are earned. Awards vest and become non-forfeitable over a three-year period.

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

The following table summarizes certain information related to restricted stock unit grants at June 30, 2012:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at January 1, 2012	322,992	$6.98

Nonvested at June 30, 2012	599,177	6.95

For the six months ended June 30, 2012:

Granted (Restricted stock units)	514,914	6.93

Vested (Units converted to common shares)	236,416	6.95

Forfeited	2,313	6.93

We determined that the service inception date precedes the grant date for restricted stock units granted as part of the incentive stock unit plans, and, as such, the compensation expense associated with these awards is accrued over the one-year period prior to the grant date. The Company recognized pretax compensation expense of $1.9 million and $1.4 million during the six months ended June 30, 2012 and 2011, respectively, related to its restricted stock unit plans. At June 30, 2012, total unrecognized compensation cost, related to nonvested restricted stock units was $4.3 million for the 2010, 2011, and 2012 executive and manager incentive stock unit plans, and is expected to be recognized over the next 3.75 years.

Substantially all employees are eligible to participate in The Edelman Financial Group Inc. 401(k) defined contribution plan. The Company made contributions of $563,000 and $534,000 to this plan during the six months ended June 30, 2012 and 2011.

9.	TREASURY STOCK

On November 6, 2007, the Company’s board of directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock. On May 27, 2010, the Company’s board of directors approved the repurchase of up to another 1,000,000 shares of the Company’s common stock, subject to a maximum expenditure of $2.5 million under the credit agreement. Under the program, shares are repurchased in the open market or privately negotiated transactions from time to time at prevailing market prices. Such repurchases are accounted for using the cost method. In April 2011, a waiver from the bank was obtained to approve the repurchase of $2.5 million of treasury shares. The Company repurchased 8,153 shares of its common stock at an average price of $6.57 per share during the six months ended June 30, 2012, related to this program.

TEFG shares previously held by SMH in a market maker account that were previously included in “Financial instruments, owned, at fair value” on the Condensed Consolidated Balance Sheets were distributed by SMH to TEFG during the second quarter of 2012. On May 1, 2012, SMH distributed 316,202 shares of TEFG common stock to TEFG with a fair value of $2.7 million. Further, on June 7, 2012, SMH distributed 207,046 shares of TEFG common stock to TEFG with a fair value of $1.8 million. As a result, on a consolidated basis, the shares were reclassified from “Financial instruments, owned, at fair value” to “Treasury stock, at cost” on the Condensed Consolidated Balance Sheets as of June 30, 2012.

10.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share computations for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)

Income from continuing operations, net of income taxes	$1,792	$4,218	$1,930	$7,646
Loss from discontinued operations, net of income taxes	(1,580)	(377)	(1,714)	(967)
Net income attributable to the Company	$212	$3,841	$216	$6,679
Basic earnings (loss) per common share:
Continuing operations	$0.06	$0.14	$0.07	$0.26
Discontinued operations	(0.05)	(0.01)	(0.06)	(0.03)
Net earnings	$0.01	$0.13	$0.01	$0.23
Diluted earnings (loss) per common share:
Continuing operations	$0.06	$0.14	$0.06	$0.25
Discontinued operations	(0.05)	(0.01)	(0.05)	(0.03)
Net earnings	$0.01	$0.13	$0.01	$0.22
Weighted average number of common shares outstanding:
Basic	29,331	29,150	29,282	29,159
Potential dilutive effect of stock-based awards	600	1,024	808	927
Diluted	29,931	30,174	30,090	30,086

Outstanding stock options of 215,000 and 285,000 for the three months ended June 30, 2012 and 2011, and 235,000 and 305,000 for the six months ended June 30, 2012 and 2011, have not been included in diluted earnings per common share because to do so would have been anti-dilutive for the periods presented. Warrants outstanding at June 30, 2011 to purchase shares of common stock in an aggregate value of up to $7.5 million at an exercise price of $5.75 per common share have been included in diluted earnings per common share for the three and six months ended June 30, 2011. These warrants were repurchased by the Company for $8.0 million on March 1, 2012; therefore, they are included in diluted earnings per common share for the six months ended June 30, 2012, but not in diluted earnings per common share for the three months ended June 30, 2012.

Participating restricted common stock is included in the basic and diluted shares. Restricted stock units are nonparticipating; therefore, they are only included in the diluted weighted average number of common shares for the three and six months ended June 30, 2012 and 2011.

11.	COMMITMENTS AND CONTINGENCIES

The Company has issued letters of credit in the amounts of $250,000, $245,000, $230,000, and $130,000 to the owners of four of the offices that we lease to secure payment of our lease obligations for those facilities.

The Company and its subsidiaries have obligations under operating leases that expire through 2021 with initial noncancelable terms in excess of one year. During the second quarter of 2012, the landlord of the corporate office, entered into the Twelfth Amendment to the Lease Agreement (“Lease Agreement”) with the Company to terminate a portion of the corporate office space that currently expires on January 31, 2018. The terms of the Lease Agreement provide that the Company guarantee the future rental payments, not to exceed $298,000, should the tenant of the leased space that was previously subject to a sub-lease with TEFG defaults on their lease obligation to the TEFG corporate landlord. The guaranty amount is subject to monthly reductions during the term of the guaranty on a dollar-for-dollar basis, by the aggregate amount of base rent and any additional rent paid by the tenant pursuant to the tenant’s lease agreement. The guaranty entered into by the Company and the corporate office landlord expires on the earlier of July 31, 2013 or the date that all guaranteed obligations are paid in full.

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

The Company is a defendant in certain litigation incidental to its securities and underwriting business. The Company accounts for litigation losses in accordance with FASB ASC No. 450, Contingencies. Under ASC No. 450, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. A contingent liability of $637,000 has been recorded at June 30, 2012 for these proceedings and exposures. These reserves represent management’s best estimate of probable loss, as defined by FASB ASC Topic No. 450, Contingencies.

In July 2008, the Dallas regional office of the FINRA conducted a routine examination of the Company’s broker-dealer activities.  The Company received an examination report on December 31, 2008, which identified a number of deficiencies in the Company’s operations.   On October 5, 2010, the Company received a “Wells letter” notification from FINRA, which stated that the staff of FINRA had made a preliminary determination to recommend that disciplinary action be brought against the Company and two former employees based on alleged violations of certain federal securities laws and FINRA rules based on certain of the deficiencies identified in the 2008 examination. The Company and the former employees have executed an Acceptance Waiver and Consent (“AWC”) with the Dallas regional office of FINRA to resolve the matter. While the AWC must be formally accepted by FINRA, we believe that it will and that it will not have any material impact on the Company.

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

The FINRA regional office in Chicago conducted a review of the option activities at SMH’s Cleveland/Beachwood office that resulted in various customer complaints being filed pertaining to certain registered representatives option strategies. This matter will be resolved by the AWC referred to above.

On December 28, 2011, Hite Hedge Asset Management, LLC (“Hite”) and two of its hedge funds filed a FINRA arbitration proceeding against SMH and one of its registered representatives (FINRA Case No. 11-04815), alleging that SMH’s actions in charging approximately $940,000 in fees to locate “hard to borrow” securities against Hite’s accounts constituted a breach of SMH’s agreement not to charge location fees, common law fraud, false and deceptive trade practice under Chapter 93A of the Massachusetts General Laws, a breach of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, a breach of SMH’s and its representative’s responsibility for good faith and fair dealing and obligation to observe high standards of commercial honor and just and equitable principals of trade under FINRA conduct rules, and a violation of sales practice obligations under FINRA and SEC rules with respect to short sale transactions. Hite requests reimbursement of the fees, punitive damages, and legal fees and costs. While SMH believes it has meritorious defenses to the allegations and intends to vigorously defend against the allegations, the ultimate resolution of the matter, which is expected to occur in the fourth quarter of 2012, could result in a loss in excess of the amount accrued.

On June 14, 2012, a former customer filed a FINRA arbitration proceeding against SMH, with respect to her brokerage accounts with SMH. The customer alleges losses in her accounts as a result of over concentration in risky investments, use of risky options strategy, negligence, and breach of fiduciary duty by her brokers and failure to supervise by SMH. The customer alleges losses of at least $2.0 million. SMH is unable to reasonably estimate the amount of any loss with respect to this matter. While SMH believes it has meritorious defenses to the allegations and intends to vigorously defend against the allegations, the ultimate resolution of the matter, which is expected to occur within one year, could result in a loss of $2.0 million in excess of the amount accrued.

Merger Litigation

On April 20, 2012, a putative class action lawsuit was filed in the District Court in Harris County, Texas purportedly on behalf of a class of shareholders of the Company or alternatively, derivatively on behalf of the Company, docketed as Lax v. Ball et al., Case No. 2012-23137 (the “Lax Complaint”). The Lax Complaint names as defendants the Company, all of the Company’s directors and Parent and Merger Sub. The Lax Complaint seeks certification of a class of the Company’s shareholders and alleges, inter alia, that the members of the Board breached fiduciary duties owed to the Company’s shareholders by failing to engage in a fair sales process in connection with the proposed transaction, by agreeing to an inadequate price, and by agreeing to certain deal protection provisions, among other claims and that Lee Equity Partners, LLC (“Lee Equity”), Parent, and Merger Sub aided and abetted the alleged breach of fiduciary duties. The Lax Complaint seeks, among other relief, an injunction prohibiting the transactions contemplated by the merger agreement, rescission in the event such transactions are consummated, compensatory damages, and attorneys’ fees and costs of the action. On June 6, 2012, a first amended complaint was filed. The amended complaint seeks the same relief and asserts the same claims as the Lax Complaint.

On May 22, 2012, a shareholder derivative action lawsuit was filed in the District Court in Harris County, Texas and on May 23, 2012, a first amended complaint to the shareholder derivative action lawsuit was filed purportedly on behalf of a class of shareholders of the Company, docketed as Shams v. Ball et al., Case No. 2012-29785 (the “Shams Complaint” and together with the Lax Complaint, as amended, the “Complaints”). The Shams Complaint names as defendants the Company, the Company’s directors, Lee Equity, Parent, and Merger Sub. The Shams Complaint alleges, inter alia, that the members of the Board breached fiduciary duties owed to the Company’s shareholders by engaging in self-dealing and obtaining financial benefits for themselves that were not shared by other shareholders, by agreeing to an inadequate price, and by agreeing to certain deal protection provisions, among other claims and that Lee Equity, Parent, and Merger Sub aided and abetted the alleged breach of fiduciary duties. The Shams Complaint seeks, among other relief, an injunction prohibiting the transactions contemplated by the merger agreement, rescission in the event such transactions are consummated and attorneys’ fees and costs of the action.

The Company believes the Complaints are without merit and that it has valid defenses to all claims raised by the plaintiffs in the Complaints. The Company intends to defend itself vigorously against these actions.

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

The following summarizes certain financial information of each reportable business segment for the three and six months ended June 30, 2012 and 2011, respectively. TEFG does not analyze asset information in all business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenue:
Mass Affluent	$25,983	$23,044	$50,953	$44,250
Other Wealth Management	16,147	17,996	31,978	38,455
Wealth Management Total	42,130	41,040	82,931	82,705
Corporate Support and Other	3,213	1,786	4,868	1,715
Total	$45,343	$42,826	$87,799	$84,420
Income (loss) from continuing operations before equity in income of limited partnerships and income taxes:
Mass Affluent	$6,423	$6,023	$12,516	$10,804
Other Wealth Management	5,508	6,083	10,732	12,904
Wealth Management Total	11,931	12,106	23,248	23,708
Corporate Support and Other	(7,786)	(9,135)	(16,866)	(15,050)
Total	$4,145	$2,971	$6,382	$8,658
Equity in income (loss) of limited partnerships:
Mass Affluent	$-	$-	$-	$-
Other Wealth Management	(207)	180	276	2,798
Wealth Management Total	(207)	180	276	2,798
Corporate Support and Other	1,245	5,898	1,677	6,740
Total	$1,038	$6,078	$1,953	$9,538
Income (loss) from continuing operations before income taxes:
Mass Affluent	$6,423	$6,023	$12,516	$10,804
Other Wealth Management	5,301	6,263	11,008	15,702
Wealth Management Total	11,724	12,286	23,524	26,506
Corporate Support and Other	(6,541)	(3,237)	(15,189)	(8,310)
Total	$5,183	$9,049	$8,335	$18,196
Net (income) loss attributable to the noncontrolling interest:
Mass Affluent	$(1,531)	$(1,445)	$(2,994)	$(2,593)
Other Wealth Management	(858)	(1,234)	(1,951)	(3,708)
Wealth Management Total	(2,389)	(2,679)	(4,945)	(6,301)
Corporate Support and Other	470	445	725	1,003
Total	$(1,919)	$(2,234)	$(4,220)	$(5,298)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2012	2011
	(in thousands)

Cash paid for income taxes, net	$935	$1,121
Cash paid for interest	264	346

Noncash operating activities:
Notes, loans, and other receivables, net	1,447	-
Financial instruments, owned, at fair value	(3,524)	-
Accounts payable and accrued liabilities	(2,452)	-

Noncash investing activities:
Notes, loans, and other receivables, net	1,003	-
Receivables from customers, net	(769)	-
Furniture, equipment, and leasehold improvements, net	(231)	-
Other assets and prepaid expenses	(13)	-
Accounts payable and accrued liabilities	489	-
Noncontrolling interest	(1,460)	-

Noncash financing activities:
Treasury stock	4,529	-
Stock issued pursuant to contingent earnout agreement	1,500	-
Increase (decrease) in dividends declared not yet paid	23	(9)

14.	RELATED PARTY TRANSACTIONS

During 2001, SMH formed PTC to secure financing for a new proton beam therapy cancer treatment center to be constructed in Houston.    SMH’s investment in PTC was recorded at $17.7 million as of June 30, 2012.    SMH recorded an unrealized gain from the increase in the fair value of its investment in PTC of $993,000 and $6.1 million during the three months ended June 30, 2012 and 2011. SMH recorded an unrealized gain from the increase in the fair value of its investment in PTC of $1.3 million and $6.9 million during the six months ended June 30, 2012 and 2011. In addition, PTC has distributed $1.2 million and $3.0 million in cash to the Company during the six months ended June 30, 2012 and 2011. The unrealized gains and distributions are included in “Equity in income of limited partnerships” on the Condensed Consolidated Statements of Income. The increase in fair value of the investment for the three months ended June 30, 2011 is based primarily on two potential exit transactions, as well as the use of an income and market approach in accordance with ASC 820, Fair Value Measurement as of June 30, 2011.

The Company and SMH own controlling interests in several limited liability companies that act as the general partners in several private investment limited partnerships. The private investment limited partnerships pay management fees to the general partners. Certain officers of SMH serve on the boards of directors of entities in which the partnerships invest.  In addition, SMH has served, and may in the future serve, as the placement agent advisor, offering manager, or underwriter for companies in which the partnerships invest.  Management fees paid by the management companies of the private investment limited partnerships are included in “Investment advisory and related services” on the Condensed Consolidated Statements of Income. See “Note 3 – Financial Instruments, Owned, at Fair Value.” The management fees paid were $563,000 and $698,000 for the three months ended June 30, 2012 and 2011, and $1.1 million and $1.4 million for the six months ended June 30, 2012 and 2011.

See “Note 4 – Receivables from Customers and Notes, Loans, and Other Receivables, Net” for related party notes receivable.

At December 31, 2011, SMH owned 563,200 shares of TEFG common stock with a market value of $3.7 million. The shares are included in “Financial instruments, owned, at fair value” on the Condensed Consolidated Balance Sheets and valued under Level 1 of the fair value hierarchy as of December 31, 2011. As discussed in “Note 9 - Treasury Stock”, the remaining TEFG shares owned by SMH were distributed by SMH to TEFG during the second quarter of 2012 and reclassified from “Financial instruments, owned, at fair value” to “Treasury stock, at cost” on the Condensed Consolidated Balance Sheets as of June 30, 2012.

15.	DISCONTINUED OPERATIONS

During the first quarter of 2009, SMH closed three retail offices and another office in the second quarter of 2011.  This decision was made due to the offices’ inability to achieve sufficient revenue to offset their costs.  The results of operations for these offices have been reclassified as discontinued operations for all periods presented.

As of the second quarter of 2011, The Juda Group, SSG and 10 Sports were held-for-sale, due to a plan approved by management in the second quarter to sell these businesses. In addition, a management company of the entity was disposed in the second quarter of 2011, due to the full liquidation of the private equity funds in which the management company managed. The results of operations for these entities have been reclassified as discontinued operations for all periods presented, as management did not have significant continued involvement or cash flows in these entities as of June 30, 2011. All of these entities have been disposed of or sold as of June 30, 2012.

During the fourth quarter of 2011, the Company disposed of its remaining equity interest in CCH and CCAdmin. There was no activity related to Concept for the six months ended June 30, 2012. The 2011 results of operations for Concept have been reclassified as discontinued operations for the three and six months ended June 30, 2011.

See “Note 2 – Acquisitions and Dispositions” regarding the sale of SSG and closure of 10 Sports in the second quarter of 2012.

A summary of selected financial information of discontinued operations is as follows for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Operating activities:
Revenue	$149	$1,349	$852	$2,894
Expenses	1,404	2,085	2,274	4,856
Loss on sale of business	(980)	-	(980)	-
Loss from discontinued operations before income taxes	(2,235)	(736)	(2,402)	(1,962)
Benefit for income taxes	655	287	688	766
Loss from discontinued operations, net of income taxes	$(1,580)	$(449)	$(1,714)	$(1,196)

Major classes of assets and liabilities of the closed offices, Concept, The Juda Group, SSG, and 10 Sports at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)

Cash and cash equivalents	$-	$453
Receivables from customers, net	1	818
Furniture, equipment, and leaseholds, net	-	209
Other assets and prepaid expenses	197	304
Total assets of discontinued operations	$198	$1,784
Accounts payable and accrued liabilities	$-	$448
Total liabilities of discontinued operations	$-	$448

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

Our Other Wealth Management segment provides investment management services to primarily high net worth individuals and institutions in North America, through the branch offices of Sanders Morris Harris Inc. (“SMH”) and Global Financial Services, LLC (“GFS BD”) – full service broker-dealers, as well as affiliated wealth managers and registered investment advisors (RIAs) wholly or partially owned by the Company. The services provided include investment strategies and alternatives, tax efficient estate and financial planning, trusts, and agent/fiduciary investment management services throughout their financial life cycle, as well as private client brokerage services.

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

The Prime Brokerage Services segment provided trade execution, clearing, bookkeeping, reporting, custodial, securities borrowing, financing, research, and fund raising to hedge fund clients. The Company maintained a small number of asset management accounts on behalf of individual asset managers through this division. In 2010, these services were provided by Concept, which was largely disposed of during the fourth quarter of 2010 and a final disposal transaction occurred on December 31, 2011; therefore, Concept is included in discontinued operations for the six months ended June 30, 2011, and the Prime Brokerage Services segment no longer had activity as of December 31, 2011.

We are exposed to volatility and trends in the general securities market and the economy. The end of 2010 and first quarter of 2011 showed signs of improvement in the economy, with unemployment rates down to 8.5% in December 2011 from 9.9% in December 2010. The performance of the U.S. equity markets showed improvement in the first and fourth quarters of 2011 with further improvement in the first and second quarters of 2012.

Client assets have recovered overall from the prior years’ recession, despite the lag in the economy and financial markets in the second and third quarters of 2011. The recovery has resulted in, among other things, higher advisory fees for the first and second quarters of 2012 for most of our business units. While many economists believe the recession ended some time during the first quarter of fiscal 2010, there is no guarantee that conditions will not worsen again. All of these factors have had an impact on our operations. Certain business operations were discontinued during 2011, which resulted in a decrease in client assets of $1.2 billion. The impact of the $1.2 billion decrease was reflected in the first quarter of 2011. Client assets were as follows:

Client Assets(1)
(dollars in millions)

December 31, 2010	17,106
March 31, 2011	16,844
June 30, 2011	17,492
September 30, 2011	15,773
December 31, 2011	16,315
March 31, 2012	17,712
June 30, 2012	17,528

(1)Client assets include the gross value of assets under management directly or via outside managers and assets held in brokerage accounts for clients by outside clearing firms.

Client assets decreased by $184.0 million during the second quarter of 2012, of which $364.0 million was due to market depreciation offset by net inflows of $180.0 million.   The Company’s 2.1% market-related decrease in client assets compares with a 2.8% decrease in the S&P 500 and a 0.8% decrease in a 60/40 portfolio.

	Three Months Ended June 30,
	2012	2011
	(in millions)

Client assets at April 1	$17,712	$16,844

Inflows:
Asset inflows	1,147	2,489
Total asset inflows	1,147	2,489

Outflows:
Asset outflows	(967)	(1,873)
Total asset outflows	(967)	(1,873)

Net inflows	180	616

Market appreciation (depreciation)	(364)	32
Net change	(184)	648
Client assets at June 30	$17,528	$17,492

	Six Months Ended June 30,
	2012	2011
	(in millions)

Client assets at January 1	$16,315	$17,106

Adjustments	-	(1,230)

Inflows:
Asset inflows	3,007	2,820
Total asset inflows	3,007	2,820

Outflows:
Asset outflows	(2,633)	(1,873)
Total asset outflows	(2,633)	(1,873)

Net inflows (outflows)	374	(283)

Market appreciation	839	669
Net change	1,213	386
Client assets at June 30	$17,528	$17,492

Growth Strategy

Our expansion of Edelman offices continues as planned. Four branches were added in the first quarter of 2011 in Boston, Detroit and Richmond. An additional eight offices were opened in the Columbus, Detroit, Hartford, Los Angeles, Phoenix, and San Francisco areas during the third quarter of 2011. Two additional offices were opened during the second quarter of 2012, bringing the total number of new Edelman offices opened since 2009 to 32.

The expansion of Edelman offices in 2009 through 2012, along with the marketing efforts of the Edelman entities, has created more investor awareness of, and respect for, the Edelman brand. In addition to Ric Edelman’s radio show and best-selling books, a new weekly television series, The Truth About Money with Ric Edelman, airs on more than 200 public television stations across the country.

The Company plans further growth by seeking to acquire other high-caliber practices. Initiatives are also underway to attract new broker-dealers and advisors who we feel add to the success and profitability of the Company. The Company is also working to attract new clients and assets to existing businesses and has implemented a significant marketing initiative for the current year.

We have instituted cost savings in a variety of areas, including variable expense, integration of several support departments, and the use of technology to reduce operating expenses. During the second quarter of 2012, management entered into a lease cancellation agreement with no termination fee to reduce the corporate lease space in Houston, Texas, further reducing our overhead costs.

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

Expenses. Our expenses consist of (1) compensation and benefits, (2) floor brokerage, exchange, and clearance fees, and (3) other expenses. Compensation and benefits have both a variable component, based on revenue production, and a fixed component. The variable component includes institutional and retail sales commissions, bonuses, overrides, and other incentives. Wealth advisory and institutional commissions are based on competitive commission schedules. The fixed component includes administrative and executive salaries, payroll taxes, employee benefits, and temporary employee costs. Compensation and benefits is our largest expense item and includes wages, salaries, and benefits. During the second quarter of 2012, compensation and benefits represented 60.9% of total expenses and 55.3% of total revenue, compared to 60.7% of total expenses and 56.5% of total revenue during the second quarter of 2011. The increase in compensation and benefits as a percentage of total expenses is due to $2.1 million in non-compensation related expenses within “Other general and administrative” during the second quarter of 2012. These costs are merger transaction costs of a potential go-private merger transaction of the Company.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Edelman opened eight new offices during the third quarter of 2011 and two additional offices were opened during the second quarter of 2012. On April 16, 2012, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Summer Holdings II, Inc., a Delaware corporation (“Parent”), and Summer Merger Sub, Inc., a Texas corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by Lee Equity Partners, LLC. Pursuant to the Merger Agreement, shareholders will be paid $8.85 per share of TEFG common stock. During the second quarter of 2012, the Company recorded $2.1 million of merger transaction costs.

The proposed transaction is expected to close in the third quarter of 2012. Following completion of the transaction, the Company will become a privately held company and its stock will no longer trade on the Nasdaq Stock Market.

Total revenue was $45.3 million for the second quarter of 2012, compared to $42.8 million for the second quarter of 2011, primarily reflecting increases of $2.5 million in investment advisory and related services revenue and $1.2 million in investment banking revenue. The increase is offset by decreases of $1.1 million in commission revenue, and a decrease in interest and dividends of $787,000. Total expenses for the second quarter of 2012 increased $1.3 million or 3.4%, to $41.2 million from $39.9 million in the same quarter of the previous year, principally due to increases in employee compensation and benefits of $899,000, occupancy expense of $451,000, and other general and administrative expenses of $4.5 million, offset by a $4.4 million decrease in loss on note receivable held-for-sale. Income from continuing operations, net of income taxes, attributable to The Edelman Financial Group Inc. was $1.8 million, or $0.06 per diluted common share, for the second quarter of 2012 compared to $4.2 million, or $0.14 per diluted common share, for the second quarter of 2011.

Revenue from investment advisory and related services increased to $32.2 million in the second quarter of 2012 from $29.6 million in the same quarter of 2011 as a result of an increase in client assets under management or advisement. Commission revenue decreased to $3.8 million in the second quarter of 2012 from $4.9 million for the same period in 2011 as a result of a decrease in trading volume during the second quarter of 2012. Investment banking revenue, consisting of sales credits from our participation in syndicate transactions, was $1.8 million in the second quarter of 2012 compared to $564,000 in the second quarter of 2011, reflecting several investment banking transactions in which SMH participated in during the second quarter of 2012. Principal transactions revenue increased from $3.6 million for the second quarter of 2011 to $3.8 million for the second quarter of 2012.

During the three months ended June 30, 2012, employee compensation and benefits increased to $25.1 million from $24.2 million in the same period last year principally due to an increase in commissions paid reflecting higher revenue on investment advisory fees. Occupancy costs increased to $3.3 million from $2.8 million in the same period last year due to the additional Edelman offices opened throughout 2011. Other general and administrative expenses increased to $8.6 million during the second quarter of 2012 from $4.0 million in the second quarter of 2011 due to the Company’s merger transaction costs and costs incurred related to the opening of the additional Edelman offices.

Our effective tax rate from continuing operations increased to 28.4% for the three months ended June 30, 2012, compared to 27.9% for the three months ended June 30, 2011. The effective tax rate is less than the federal statutory income tax rate primarily as a result of certain state income tax adjustments.

Results by Segment

Mass Affluent

	Three Months Ended June 30,
	2012	2011
	(in thousands)

Revenue	$25,983	$23,044

Income from continuing operations before income taxes	$6,423	$6,023

Revenue from the Mass Affluent segment increased to $26.0 million from $23.0 million and income from continuing operations before income taxes increased to $6.4 million from $6.0 million. Investment advisory and related services fees increased to $25.7 million from $22.0 million, reflecting a $1.1 billion increase in assets under management or advisement, largely due to the opening of twelve new offices in 2011 and market appreciation. Total expenses increased to $19.6 million from $17.0 million due to higher employee compensation costs of $1.4 million, an increase of $777,000 in marketing costs and occupancy costs of $317,000 associated with the Edelman expansion, and the increase in existing client revenue.

Other Wealth Management

	Three Months Ended June 30,
	2012	2011
	(in thousands)

Revenue	$16,147	$17,996

Income from continuing operations before income taxes	$5,301	$6,263

Revenue from Other Wealth Management decreased to $16.1 million in the second quarter of 2012 from $18.0 million in the second quarter of 2011 and income from continuing operations decreased to $5.3 million from $6.3 million. Principal transactions revenue decreased to $2.9 million in the second quarter of 2012 from $3.3 in the same period in the prior year. Investment advisory and related services fees decreased to $6.2 million from $7.0 million reflecting a decrease in the size of our client portfolios. Commissions revenue also decreased from $4.3 million in the second quarter of 2011 to $3.4 million in the second quarter of 2012, due to a decrease in mutual fund and trading transactions. These decreases were offset by an increase in sales credits from our participation in large syndicate transactions from $564,000 in the second quarter of 2011 to $953,000 in the second quarter of 2012 and an increase in other income by $1.4 million primarily due a gain recognized on the deferred rent credit related to the termination of the corporate lease space during the second quarter of 2012. Total expenses decreased to $10.6 million from $11.9 million due to lower employee compensation costs of $871,000 associated with the decrease in total revenue. Equity in income (loss) of limited partnerships decreased to a loss of $207,000 from income of $180,000, due to a decrease in the net unrealized gain from investments in private investment limited partnerships.

Corporate Support and Other

	Three Months Ended June 30,
	2012	2011
	(in thousands)

Revenue	$3,213	$1,786

Loss from continuing operations before income taxes	$(6,541)	$(3,237)

Revenue from Corporate Support and Other increased to $3.2 million from $1.8 million, and the loss from continuing operations before income taxes increased to a loss of $6.5 million from a loss of $3.2 million. Revenue from principal transactions, which consists of changes in the values of our investment portfolios, increased to $885,000 from $244,000, due to an increase in the value of certain investments held by the Company. Total expenses increased to $11.1 million in the three months ended June 30, 2012 from $10.9 million in the three months ended June 30, 2011, due to an increase in employee compensation costs of $380,000, offset by a decrease in other general and administrative expenses of $564,000. The increase in employee compensation cost is due to expenses related to the merger transaction. The decrease in other general and administrative expenses is due a loss recorded on a note receivable classified as held-for-sale in the second quarter of 2011, offset by merger transaction costs. Equity in income of limited partnerships decreased $4.7 million due to a reduction in the increase of the fair value of the investment in PTC.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Total revenue was $87.8 million for the six months ended June 30, 2012 compared to $84.4 million for the same period of 2011, primarily reflecting increases of $6.2 million in investment advisory and related services revenue and $787,000 in principal transaction revenue. The increase is offset by decreases of $3.2 million in commission revenue and a decrease in interest and dividends revenue of $1.4 million. Total expenses for the first six months of 2012 increased $5.7 million or 7.5%, to $81.4 million from $75.8 million in the same period of the previous year principally due to increases in other general and administrative expenses of $7.6 million, employee compensation and benefits of $1.7 million, and occupancy expense of $1.2 million. The increase in expenses was partially offset by decreases in loss on note receivable held-for-sale of $4.4 million, floor, brokerage, exchange and clearance fees of $230,000, and a decrease in interest expense of $271,000. Income from continuing operations, net of income taxes, attributable to The Edelman Financial Group Inc. was $1.9 million, or $0.06 per diluted common share, for the first six months of 2012 compared to $7.6 million, or $0.25 per diluted common share, for the first six months of 2011.

Revenue from investment advisory and related services increased to $62.9 million in the first six months of 2012 from $56.8 million in the same period of 2011 as a result of an increase in client assets under management or advisement. Commission revenue decreased to $7.8 million in the first six months of 2012 from $11.0 million for the same period in 2011 as a result of a decrease in trading volume. Investment banking revenue, consisting of sales credits from our participation in syndicate transactions, was $2.3 million in the first six months of 2012 compared to $1.7 million in the first six months of 2011, reflecting a large syndicate transaction, in which SMH participated during 2012. Principal transactions revenue increased from $7.0 million for the six months ended June 30, 2011 to $7.8 million for the six months ended June 30, 2012 as the result of the disposal of Concept. Other income increased from $3.0 million during the first six months of 2011 to $3.5 million during the same period in 2012.

During the six months ended June 30, 2012, employee compensation and benefits increased to $50.6 million from $48.9 million in the same period last year principally due to the additional employees added due to expansion within the Mass Affluent segment. During the six months ended June 30, 2012, floor brokerage, exchange, and clearance fees decreased to $293,000 from $523,000 in the same period last year due to a decline in trading volume. Occupancy costs increased to $6.7 million in the first six months of 2012 from $5.5 million in the same period last year due to the opening of additional Edelman offices.

In 2011 the Company recorded a loss on note receivable held-for-sale in the amount of $4.4 million, related to the disposal of Madison Williams Capital LLC. Other general and administrative expenses increased to $15.5 million during the first six months of 2012 from $8.2 million in the same period of 2011 primarily due to the Company’s merger transaction costs.

Our effective tax rate from continuing operations decreased to 26.2% for the six months ended June 30 2012, compared to 27.6% for the six months ended June 30, 2011. The effective tax rate is less than the federal statutory income tax rate primarily as a result of state income taxes and certain nondeductible expenses.

Results by Segment

Mass Affluent

	Six Months Ended June 30,
	2012	2011
	(in thousands)

Revenue	$50,953	$44,250

Income from continuing operations before income taxes	$12,516	$10,804

Revenue from the Mass Affluent segment increased to $51.0 million from $44.3 million and income from continuing operations before income taxes increased to $12.5 million from $10.8 million. Investment advisory and related services fees increased to $50.5 million from $42.3 million, reflecting an increase in assets under management or advisement due to the opening of twelve new offices in 2011 and two new offices in 2012. Total expenses increased to $38.4 million from $33.4 million due to higher employee compensation costs of $2.8 million, occupancy costs of $567,000 associated with the Edelman expansion, and an increase in other general and administrative expenses of $1.4 million, including an increase in advertising expenses of $1.4 million.

Other Wealth Management

	Six Months Ended June 30,
	2012	2011
	(in thousands)

Revenue	$31,978	$38,455

Income from continuing operations before income taxes	$11,008	$15,702

Revenue from Other Wealth Management decreased to $32.0 million in the six months ended June 30, 2012 from $38.5 million in the six months ended June 30, 2011, and income from continuing operations before income taxes decreased to $11.0 million from $15.7 million. Principal transactions revenue decreased to $6.5 million in the first six months of 2012 from $6.7 million in the same period in the prior year. Investment advisory and related services fees decreased to $12.2 million from $14.4 million reflecting a decrease in assets under management or advisement, primarily due to a reduction in the revenue from independent representatives. Commissions revenue also decreased to $7.0 million in the first six months of 2012 from $9.9 million in the first six months of 2011, due to a decrease in mutual fund transactions and trading transactions. Total expenses decreased to $21.2 million from $25.6 million due to lower employee compensation costs of $2.8 million associated with the decrease in commission payments as a result of the decrease in total revenue. Other expenses that decreased were occupancy costs which decreased by $366,000, communication and data processing costs which decreased by $168,000, and other general and administrative costs which decreased by $750,000. Equity in income of limited partnerships decreased to $276,000 from $2.8 million. The decrease in equity in income of limited partnerships is attributable to a decrease in the net unrealized gain from investments in limited partnerships.

Corporate Support and Other

	Six Months Ended June 30,
	2012	2011
	(in thousands)

Revenue	$4,868	$1,715

Loss from continuing operations before income taxes	$(15,189)	$(8,310)

Revenue from Corporate Support and Other increased to $4.9 million from $1.7 million, and the loss from continuing operations before income taxes increased to $15.2 million from $8.3 million. Revenue from principal transactions, which consists of changes in the values of our investment portfolios, increased to $1.3 million from $262,000, due to an increase in the value of securities held by the Company. Other income increased by $1.4 million primarily due a gain recognized on the deferred rent credit related to the termination of the corporate lease space during the second quarter of 2012. Total expenses increased to $21.7 million from $16.8 million due to an increase in employee compensation and benefits of $1.9 million, an increase in occupancy costs of $966,000, and an increase in other general and administrative costs of $2.4 million. The increase in other general and administrative expense is attributable to increases of $946,000 in fees associated with a service agreement between Edelman and SMH for commission transactions, $1.0 million write off of leasehold improvements and $4.6 million in merger transaction costs in 2012.  These increases are offset by the 2011 $4.4 million loss on note receivable held-for-sale related to the disposal of Madison Williams Capital LLC. Equity in income of limited partnerships decreased to $1.7 million during the first six months of 2012 from $6.7 million during the six months ended June 30, 2011 primarily due to a decrease in fees received from PTC and a corresponding reduction in the increase in its fair value.

Liquidity and Capital Resources

The Company’s funding needs consist of (1) funds necessary to maintain current operations, (2) capital expenditure requirements, including funds needed for the Edelman expansion, (3) debt repayment, and (4) funds used for acquisitions.

We intend to satisfy our funding needs with our own capital resources, consisting largely of internally generated earnings and liquid assets, and with borrowings from outside parties. At June 30, 2012, we had $35.8 million in cash and cash equivalents.

Receivables turnover, calculated as annualized revenue divided by average accounts receivable, was 5.7 and 6.2 as of June 30, 2012 and December 31, 2011. The allowance for doubtful accounts as a percentage of receivables was 1.4% at June 30, 2012 and 1.6% December 31, 2011.

For the six months ended June 30, 2012, net cash provided by operations was $12.7 million versus $14.1 million during the same period in 2011. Financial instruments, owned, at fair value, increased by $2.4 million during the first six months of 2012. The Company’s portfolio consists of long equity positions as of June 30, 2012. Our asset managers generally seek to generate profits based on trading spreads, rather than through speculation on the direction of the market and employ hedging strategies designed to insulate the net value of our portfolios from fluctuations in the general level of interest rates and equity price variances. We finance a portion of our positions through our clearing broker-dealers.

Not readily marketable securities owned, primarily Level 3 investments in limited partnerships, were $26.0 million at June 30, 2012 and $26.6 million at December 31, 2011.

Capital expenditures for the first six months of 2012 were $1.9 million, mainly for the purchase of leasehold improvements, furniture, computer equipment and software necessary for the Edelman expansion.

SMH and GFS BD are subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the “applicable” exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At June 30, 2012, SMH had net capital of $4.4 million as defined, which was $4.1 million in excess of its required net capital of $294,000. GFS BD had net capital of $1.8 million as defined, which was $1.7 million in excess of its required net capital of $100,000.

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

Critical Accounting Policies/Estimates

Investment – Level 2 and Level 3 Financial Instruments.  Level 3 investments consist of investments in private companies, limited partnerships, equities, options and warrants.  Investments in private investment limited partnerships are carried at fair value and based on quarterly valuations prepared by the general partner of such partnerships, and reviewed by their valuation committee.  Investments in other limited partnerships are valued at fair value based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions assuming an orderly liquidation over a reasonable period of time.

Investments in Level 2 investments and Level 3 investments, including marketable financial instruments with insufficient trading volumes and restricted financial instruments are carried at their estimated fair value by the Company in the absence of readily ascertainable market values.  These estimated values may differ significantly from the values that would have been used had a readily available market existed for these investments.  Such differences could be material to the financial statements.   At June 30, 2012, the investment portfolio included investments totaling $26.0 million and $26.6 million as of June 30, 2012 and December 31, 2011, whose values had been estimated by the Company.

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

For the April 30, 2012 goodwill and other intangible assets analysis, the cash flow estimates reflect 6% revenue growth and 3% expense growth for all entities, other than the Edelman and Global entities.  Edelman reflected higher growth rates of 10% based on the Edelman expansion plan to continue expansion by opening new offices throughout the country.  The discount rates utilized in the April 30, 2012 analysis ranged from 11% to 16%.  The Company also calculates estimated fair values of the reporting units utilizing multiples of earnings, book value, and assets under management of the reporting unit.  The estimated fair value using these techniques is compared with the carrying value of the reporting unit to determine if there is an indication of impairment.  A sensitivity analysis was also performed, which did not impact management’s conclusion that there is no indication of goodwill impairment.

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

Remaining amounts of goodwill at June 30, 2012 were as follows:  Edelman - $67.2 million, Kissinger - $2.4 million, Dickenson - $2.1 million, SMH Colorado - $1.5 million, Leonetti - $225,000, IFS - $409,000, and Global - $10.8 million.  Future goodwill impairment tests may result in a future charge to earnings.

Other intangible assets consist primarily of customer relationships and trade names acquired in business combinations.  Other intangible assets acquired that have indefinite lives (trade names) are not amortized but are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer relationships and covenants not to compete) are amortized on a straight line basis over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.  Other intangible assets are tested for impairment by comparing expected future cash flows to the carrying amount of the intangible assets.  Indefinite lived intangible assets were tested for impairment as of April 30, 2012.  Based on the analysis performed as of April 30, 2012, there was no indication of impairment of other intangible assets.

Variable Interest Entities. We adopted accounting changes described in ASC 810, Consolidation as of January 1, 2010, which require that the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity consolidate the variable interest entity. The changes to ASC 810, effective as of January 1, 2010, eliminate the quantitative approach previously applied to assessing whether to consolidate a variable interest entity and require ongoing reassessments for consolidation. Management reevaluates the Company’s variable interest entities for consolidation or deconsolidation on a quarterly basis. Based on management’s review of variable interest entities at June 30, 2012, the only changes to the entities that are consolidated from the previous quarter end relates to the deconsolidation of a consolidated private investment limited partnership management company as of April 1, 2012 as well as the deconsolidation of the professional sports agencies in the second quarter of 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

During the six months ended June 30, 2012, there have been no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Our financial services business is affected by general economic conditions. Our revenue relating to asset-based advisory services and managed accounts are typically from fees based on the market value of assets under management.

At June 30, 2012, financial instruments, owned, at fair value by the Company was $28.0 million, including $3.7 million in marketable securities, $22.6 million representing the Company’s investments in limited partnerships, and $1.7 million representing other not readily marketable securities.

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

Merger Litigation

On April 20, 2012, a putative class action lawsuit was filed in the District Court in Harris County, Texas purportedly on behalf of a class of shareholders of the Company or alternatively, derivatively on behalf of the Company, docketed as Lax v. Ball et al., Case No. 2012-23137 (the “Lax Complaint”). The Lax Complaint names as defendants the Company, all of the Company’s directors and Parent and Merger Sub. The Lax Complaint seeks certification of a class of the Company’s shareholders and alleges, inter alia, that the members of the Board breached fiduciary duties owed to the Company’s shareholders by failing to engage in a fair sales process in connection with the proposed transaction, by agreeing to an inadequate price, and by agreeing to certain deal protection provisions, among other claims and that Lee Equity Partners, LLC (“Lee Equity”), Parent, and Merger Sub aided and abetted the alleged breach of fiduciary duties. The Lax Complaint seeks, among other relief, an injunction prohibiting the transactions contemplated by the merger agreement, rescission in the event such transactions are consummated, compensatory damages, and attorneys’ fees and costs of the action. On June 6, 2012, a first amended complaint was filed. The amended complaint seeks the same relief and asserts the same claims as the Lax Complaint.

On May 22, 2012, a shareholder derivative action lawsuit was filed in the District Court in Harris County, Texas and on May 23, 2012, a first amended complaint to the shareholder derivative action lawsuit was filed purportedly on behalf of a class of shareholders of the Company, docketed as Shams v. Ball et al., Case No. 2012-29785 (the “Shams Complaint” and together with the Lax Complaint, as amended, the “Complaints”). The Shams Complaint names as defendants the Company, the Company’s directors, Lee Equity, Parent, and Merger Sub. The Shams Complaint alleges, inter alia, that the members of the Board breached fiduciary duties owed to the Company’s shareholders by engaging in self-dealing and obtaining financial benefits for themselves that were not shared by other shareholders, by agreeing to an inadequate price, and by agreeing to certain deal protection provisions, among other claims and that Lee Equity, Parent, and Merger Sub aided and abetted the alleged breach of fiduciary duties. The Shams Complaint seeks, among other relief, an injunction prohibiting the transactions contemplated by the merger agreement, rescission in the event such transactions are consummated and attorneys’ fees and costs of the action.

Item 1A. Risk Factors

Other than as noted below, there have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

There are risks and uncertainties associated with our proposed going private transaction with Lee Equity Partners, LLC (“Lee Equity Partners”).

As previously announced, on April 16, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Summer Holdings II, Inc., a Delaware corporation (“Parent”), and Summer Merger Sub, Inc., a Texas corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are beneficially owned by funds affiliated with Lee Equity Partners.

There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, (a) the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that would require us to pay a termination fee; or (b) Parent’s failure to obtain the necessary debt or equity financing set forth in the equity commitment letter and debt commitment letters received in connection with the Merger, or alternative financing, or the failure of any such financing to be sufficient to complete the Merger and the transactions contemplated by the Merger Agreement. In addition, there can be no assurance that approval of our shareholders will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock may reflect an assumption that the Merger will be consummated.

Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Parent’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the Merger Agreement is terminated, depending on the circumstances giving rise to termination, we may be required to (a) reimburse Parent, Merger Sub, and their respective affiliates for their reasonable and documented out-of-pocket expenses incurred in connection with the Merger Agreement, up to a maximum of $2.0 million (“Parent Expenses”), and (b) pay a termination fee (excluding any Parent Expenses), up to a maximum of $8.0 million.

Our business could be adversely impacted as a result of uncertainty related to the proposed merger.

The proposed merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•	customers, vendors, or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

47

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, as amended (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-30066), and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K/A dated June 3, 2011 (File No. 000-30066), and incorporated herein by reference).
3.3	Certificate of Amendment to the Articles of Incorporation of Sanders Morris Harris Group Inc. (Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K/A dated April 4, 2012 (File No. 000-30066), and incorporated herein by reference).
†10.01	Sanders Morris Harris Group Inc. Long-term Incentive Plan as amended (Filed as Exhibit A to the Definitive Proxy Statement on Schedule 14A of the Company dated April 15, 2010 (File No. 000-30066), and incorporated herein by reference).
†10.02	Sanders Morris Harris Group Inc. Capital Incentive Program (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-30066), and incorporated herein by reference).
†10.03	Form of Option Agreement pursuant to 1998 Incentive Plan (Filed as Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30066), and incorporated herein by reference).
†10.04	Form of Restricted Stock Agreement pursuant to 1998 Incentive Plan (Filed as Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-30066), and incorporated herein by reference).
†10.05	Employment Agreement dated as of May 10, 2005, between The Edelman Financial Center, LLC and Fredric M. Edelman. (Filed as Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-30066), and incorporated herein by reference).
†10.06	Sanders Morris Harris Group Inc. 2009 Management Incentive Program. (Filed as Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-30066), and incorporated herein by reference).
†10.07	Sanders Morris Harris Group Inc. 2009 Supplemental Bonus Plan. (Filed as Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-30066), and incorporated herein by reference).
†10.08	Sanders Morris Harris Group Inc. 2010 Executive Incentive Plan (Filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K dated May 27, 2010 (File No. 000-30066), and incorporated herein by reference).
†10.09	Sanders Morris Harris Group Inc. 2010 Executive and Key Manager Restricted Stock Unit Sub-Plan (Filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K dated May 27, 2010 (File No. 000-30066), and incorporated herein by reference).
10.10	Office Lease Agreement and related amendments dated September 25, 1996, between Texas Tower Limited and Sanders Morris Mundy Inc. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-30066), and incorporated herein by reference).
10.11	Eleventh Amendment to Lease Agreement dated as of December 21, 2006, between Texas Tower Limited and Sanders Morris Harris Inc. (Filed as Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-30066), and incorporated herein by reference).
10.12	Reorganization and Purchase Agreement dated as of May 10, 2005, among Sanders Morris Harris Group Inc., The Edelman Financial Center, Inc., The Edelman Financial Center, LLC, and Fredric M. Edelman (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 10, 2005 (File No. 000-30066), and incorporated herein by reference).

10.13	Contribution Agreement dated as of April 28, 2003, by and between Salient Partners, L.P., a Texas limited partnership, Salient Advisors, L.P., a Texas limited partnership, Salient Capital, L.P., a Texas limited partnership, Salient Partners GP, LLC, a Texas limited liability company, John A. Blaisdell, Andrew B. Linbeck, J. Matthew Newtown, Jeremy L. Radcliffe, A. Haag Sherman, and Adam L. Thomas, and Sanders Morris Harris Group, Inc. (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-30066), and incorporated herein by reference).
10.14	Agreement to Retire Partnership Interest and Second Amendment to the Limited Partnership Agreement of Endowment Advisers, L.P. dated as of August 29, 2008, among Sanders Morris Harris Group Inc. and Endowment Advisers, L.P., The Endowment Fund GP, L.P., and The Endowment Fund Management, LLC, and their respective partners and members (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated August 29, 2008 (File No. 000-30066), and incorporated herein by reference).
10.15	Letter agreement dated as of January 1, 2009, among Sanders Morris Harris Group, Inc., Fredric M. Edelman, and Edward Moore (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 29, 2009 (File No. 000-30066), and incorporated herein by reference).
10.16	Amended and Restated Credit Agreement dated as of December 31, 2010, between Sanders Morris Harris Group Inc. and Prosperity Bank. (Filed as Exhibit 10.08 to the Company’s Current Report on Form 8-K dated January 4, 2011. (File No. 000-30066), and incorporated herein by reference).
10.17	Purchase Agreement dated as of November 26, 2010, among Sanders Morris Harris Group Inc., Robert C.A. Benjamin, Gerardo A. Chapa and Ricardo Perusquia (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 29, 2010 (File No. 000-30066), and incorporated herein by reference.
†10.18	Sanders Morris Harris Group Inc. 2011 Senior Executive Incentive Plan. (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-30066), and incorporated herein by reference).
†10.19	Sanders Morris Harris Group Inc. 2011 Executive Incentive Plan. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-30066), and incorporated herein by reference).
†10.20	Sanders Morris Harris Group Inc. 2011 Executive and Key Manager Restricted Stock Unit Sub-Plan. (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-30066), and incorporated herein by reference).
†10.21	The Edelman Financial Group Inc. 2012 Senior Executive Incentive Plan. (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-30066), and incorporated herein by reference).
†10.22	The Edelman Financial Group Inc. 2012 Executive Incentive Plan. (Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-30066), and incorporated herein by reference).
†10.23	The Edelman Financial Group Inc. 2012 Executive and Key Manager Restricted Stock Unit Sub-Plan. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-30066), and incorporated herein by reference).
†10.24	Form of Indemnification Agreement with Directors and Executive Officers (Filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K dated June 2, 2011. (File No. 000-30066), and incorporated herein by reference).
*10.25	Twelfth Amendment to Lease Agreement dated as of July 19, 2012, but effective as of June 30, 2012, between Texas Tower Limited and Sanders Morris Harris Inc.
21.1	Subsidiaries of The Edelman Financial Group Inc. (Filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-30066), and incorporated herein by reference).
23.1	Consent of Grant Thornton LLP. (Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-30066), and incorporated herein by reference).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-30066), and incorporated herein by reference).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-30066), and incorporated herein by reference).

_______________
*	Filed herewith.

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE EDELMAN FINANCIAL GROUP INC.

By: /s/ FREDRIC M. EDELMAN

Fredric M. Edelman

     Chief Executive Officer

By: /s/ RICK BERRY

Rick Berry

Chief Financial Officer

Date: August 9, 2012

