Form 10-Q/A
period 2012-06-30
EDELMAN FINANCIAL GROUP INC.
filed 2012-08-16
CIK 1071341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Edelman Financial Group Inc. (the "Company" or "we," "our" or "us") is filing this Amendment No. 1 (this "Amendment No. 1") to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 9, 2012 (the "Original Filing Date") to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Pursuant to Rule 405(a) (2)(ii) of Regulation S-T, the Company is permitted to furnish Exhibit 101 by amendment to the Form 10-Q within 30 days of the original filing date of the Form 10-Q. Exhibit 101 consists of the following materials from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Description

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (included as exhibit 31.1 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed August 9, 2012, and incorporated herein by reference).
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (included as exhibit 31.2 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed August 9, 2012, and incorporated herein by reference).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as exhibit 31.1 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed August 9, 2012, and incorporated herein by reference).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as exhibit 31.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012, and incorporated herein by reference).
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase

*Filed herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE EDELMAN FINANCIAL GROUP INC.

	By:	/s/ FREDRIC M. EDELMAN
Fredric M. Edelman
Chief Executive Officer

	By:	/s/ RICK BERRY
Rick Berry
Chief Financial Officer

Date: August 16, 2012

4